Form 10-Q
period 2011-06-30
First Business Financial Services, Inc.
filed 2011-07-29
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-34095
FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)
(608) 238-8008
Telephone number
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data Field required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 20, 2011 was 2,597,190 shares.

[This page intentionally left blank]

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information

Item 1.	Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2011	2010
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$12,552	$9,450
Short-term investments	30,323	41,369

Cash and cash equivalents	42,875	50,819
Securities available-for-sale, at fair value	168,318	153,379
Loans and leases receivable, net of allowance for loan and lease losses of $15,937 and $16,271, respectively	844,757	860,935
Leasehold improvements and equipment, net	1,041	974
Foreclosed properties	1,400	1,750
Cash surrender value of bank-owned life insurance	17,293	16,950
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Accrued interest receivable and other assets	18,326	19,883

Total assets	$1,096,377	$1,107,057

Liabilities and Stockholders’ Equity
Deposits	$977,488	$988,298
Federal Home Loan Bank and other borrowings	39,498	41,504
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	9,229	11,605

Total liabilities	1,036,530	1,051,722

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,680,360 shares issued, 2,597,190 and 2,597,820 shares outstanding at 2011 and 2010, respectively	27	27
Additional paid-in capital	25,560	25,253
Retained earnings	33,306	29,808
Accumulated other comprehensive income	2,507	1,792
Treasury stock (83,170 and 82,540 shares at 2011 and 2010, respectively), at cost	(1,553)	(1,545)

Total stockholders’ equity	59,847	55,335

Total liabilities and stockholders’ equity	$1,096,377	$1,107,057

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,049	$12,742	$25,969	$25,933
Securities income, taxable	1,106	1,166	2,224	2,300
Short-term investments	19	32	52	73

Total interest income	14,174	13,940	28,245	28,306

Interest expense:
Deposits	4,350	5,213	9,000	10,724
Notes payable and other borrowings	578	759	1,240	1,493
Junior subordinated notes	277	277	552	552

Total interest expense	5,205	6,249	10,792	12,769

Net interest income	8,969	7,691	17,453	15,537
Provision for loan and lease losses	1,474	1,069	2,878	2,413

Net interest income after provision for loan and lease losses	7,495	6,622	14,575	13,124

Non-interest income:
Trust and investment services fee income	655	599	1,296	1,167
Service charges on deposits	417	414	790	812
Loan fees	368	285	699	576
Increase in cash surrender value of bank-owned life insurance	168	171	335	332
Credit, merchant and debit card fees	58	57	111	107
Other	78	159	187	321

Total non-interest income	1,744	1,685	3,418	3,315

Non-interest expense:
Compensation	3,836	3,402	7,573	6,897
Occupancy	358	376	699	748
Professional fees	345	321	772	840
Data processing	324	297	634	595
Marketing	248	182	527	378
Equipment	105	115	219	260
FDIC insurance	571	756	1,330	1,538
Collateral liquidation costs	177	333	419	558
Goodwill Impairment	—	2,689	—	2,689
Loss (gain) on foreclosed properties	79	(95)	130	18
Other	595	845	1,096	1,245

Total non-interest expense	6,638	9,221	13,399	15,766

Income (loss) before income tax expense	2,601	(914)	4,594	673
Income tax expense	88	611	732	1,299

Net income (loss)	$2,513	$(1,525)	$3,862	$(626)

Earnings (losses) per common share:
Basic	$0.98	$(0.60)	$1.49	$(0.25)
Diluted	0.98	(0.60)	1.49	(0.25)
Dividends declared per share	0.07	0.07	0.14	0.14
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393
Comprehensive income:
Net loss	—	—	(626)	—	—	(626)
Unrealized securities gains arising during the period	—	—	—	1,093	—	1,093
Income tax effect	—	—	—	(437)	—	(437)

Comprehensive income						30
Share-based compensation — restricted shares	—	261	—	—	—	261
Cash dividends ($0.14 per share)	—	—	(356)	—	—	(356)
Treasury stock purchased (1,582 shares)	—	—	—	—	(15)	(15)

Balance at June 30, 2010	$26	$24,992	$28,600	$2,200	$(1,505)	$54,313

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335
Comprehensive income:
Net income	—	—	3,862	—	—	3,862
Unrealized securities gains arising during the period	—	—	—	1,173	—	1,173
Income tax effect	—	—	—	(458)	—	(458)

Comprehensive income						4,577
Share-based compensation — restricted shares	—	307	—	—	—	307
Cash dividends ($0.14 per share)	—	—	(364)	—	—	(364)
Treasury stock purchased (630 shares)	—	—	—	—	(8)	(8)

Balance at June 30, 2011	$27	$25,560	$33,306	$2,507	$(1,553)	$59,847

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	(In Thousands)
Operating activities
Net income (loss)	$3,862	$(626)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,051	(1,717)
Provision for loan and lease losses	2,878	2,413
Depreciation, amortization and accretion, net	1,017	669
Share-based compensation	307	261
Increase in cash surrender value of bank-owned life insurance	(335)	(332)
Origination of loans for sale	(988)	(250)
Sale of loans originated for sale	993	250
Gain on sale of loans originated for sale	(5)	—
Loss on foreclosed properties	130	18
Goodwill impairment	—	2,689
Decrease (increase) in accrued interest receivable and other assets	259	(565)
(Decrease) increase in accrued interest payable and other liabilities	(2,376)	2,336

Net cash provided by operating activities	6,793	5,146

Investing activities
Proceeds from maturities of available-for-sale securities	20,572	17,422
Purchases of available-for-sale securities	(35,181)	(35,941)
Proceeds from sale of foreclosed properties	1,327	908
Net decrease in loans and leases	12,193	7,564
Investment in Aldine Capital Fund, L.P.	(210)	(150)
Purchases of leasehold improvements and equipment, net	(242)	(72)
Premium payment on bank owned life insurance policies	(8)	(8)

Net cash used in investing activities	(1,549)	(10,277)

Financing activities
Net decrease in deposits	(10,810)	(45,748)
Repayment of FHLB advances	(2,006)	(5)
Cash dividends paid	(364)	(356)
Purchase of treasury stock	(8)	(15)

Net cash used in financing activities	(13,188)	(46,124)

Net decrease in cash and cash equivalents	(7,944)	(51,255)
Cash and cash equivalents at the beginning of the period	50,819	112,737

Cash and cash equivalents at the end of the period	$42,875	$61,482

Supplementary cash flow information
Interest paid on deposits and borrowings	$11,203	$13,232
Income taxes paid	2,751	2,375
Transfer to foreclosed properties	1,107	577
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services (“FBFS” or the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank — Milwaukee (“FBB — Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles. First Business Bank and First Business Bank — Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Dane County and surrounding areas market with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB — Milwaukee operates as a commercial banking institution in the Waukesha County and surrounding areas market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC and FBB Real Estate, LLC (“FBBRE”). FBCC has a wholly-owned subsidiary, FMCC Nevada Corp. (“FMCCNC”). FMIC and FMCCNC are located in and were formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB — Milwaukee Real Estate, LLC (“FBBMRE”).
Principles of Consolidation. The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), and its wholly-owned subsidiaries, First Business Bank and First Business Bank — Milwaukee (“Banks”). In accordance with the provisions of Accounting Standards Codification (ASC) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions were eliminated in consolidation.
Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2010 except as described further below in Note 1.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements were included in the unaudited consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2011. Certain amounts in prior periods were reclassified to conform to the current presentation. Subsequent events were evaluated through the issuance of the unaudited consolidated financial statements.
Recent Accounting Pronouncements.
Troubled Debt Restructuring. In April 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This accounting guidance provides for clarification and guidance for evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance specifically states that a creditor must separately conclude that both of the following conditions exist for a restructuring to constitute a troubled debt restructuring: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The impact on the allowance for loan and lease losses as a result of the identification of additional troubled debt restructurings, if any, is to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Additionally, pursuant to ASU No. 2011-01, “Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, the disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for troubled debt restructurings, is also effective for reporting periods beginning on or after June 15, 2011. The Corporation does not expect the adoption of this standard to have a material impact on the consolidated financial condition and results of operations.

Fair Value Measurement. In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requires in the U.S. GAAP and IFRSs”. This update was issued primarily to provide largely identical guidance about fair value measurement and disclosure requirements for International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Public companies are required to apply the standard prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, disclosure is required for changes in any valuation technique and related inputs that result from applying the standard. Quantification of the total effect should be made. The Corporation is currently evaluating the impact of this accounting guidance.
Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”. This accounting guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current practice of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity is no longer permitted. This amendment does not change the items that must be reported in the other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Corporation is currently evaluating the impact of this statement and expects that a disclosure change is required to present comprehensive income within one of the two permitted formats.
Note 2 — Earnings (Losses) Per Common Share
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

For the three month periods ended June 30, 2011 and 2010, average anti-dilutive employee share-based awards totaled 139,158 and 193,988, respectively. For the six month periods ended June 30, 2011 and 2010, average anti-dilutive employee share-based awards totaled 138,766 and 196,135, respectively.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Distributed earnings allocated to common stockholders	$174,932	$173,319	$349,781	$346,497
Undistributed earnings (losses) allocated to common stockholders	2,242,613	(1,659,926)	3,365,091	(956,502)

Income (loss) available to common stockholders for basic earnings per share	2,417,545	(1,486,607)	3,714,872	(610,005)
Reallocation of undistributed earnings for diluted earnings per share	—	—	—	—

Income (loss) available to common stockholders for diluted earnings per share	$2,417,545	$(1,486,607)	$3,714,872	$(610,005)

Basic average shares	2,499,136	2,476,109	2,498,530	2,474,840
Dilutive effect of share-based awards	—	—	—	—

Dilutive average shares	2,499,136	2,476,109	2,498,530	2,474,840

Earnings (losses) per common share:
Basic	$0.98	$(0.60)	$1.49	$(0.25)
Diluted	0.98	(0.60)	1.49	(0.25)
Note 3 — Share-Based Compensation
The Corporation adopted the 2001 Equity Incentive Plan and the 2006 Equity Incentive Plan (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”) as well as restricted stock. As of June 30, 2011, 74,554 shares were available for future grants under the 2006 Equity Incentive Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2006 Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans. The 2001 Plan expired February 16, 2011. The 2006 plan expires January 30, 2016.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plans. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the 2001 and 2006 Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation met the definition of a public entity and no Stock Options were modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three and six months ended June 30, 2011 and 2010. As of June 30, 2011, all Stock Options granted and not previously forfeited have vested.

Stock Option activity for the year ended December 31, 2010 and six months ended June 30, 2011 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Life (Years)
Outstanding at December 31, 2009	142,790	$22.01	3.66
Granted	—	—
Exercised	—	—
Expired	(4,024)	19.38
Forfeited	—	—

Outstanding at December 31, 2010	138,766	22.09	2.75

Exercisable at December 31, 2010	138,766		2.75

Outstanding as of December 31, 2010	138,766	$22.09	2.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at June 30, 2011	138,766	$22.09	2.25

Exercisable at June 30, 2011	138,766	$22.09	2.25

Restricted Shares
Under the Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the Plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the six months ended June 30, 2011, there was one restricted share award that vested on a date at which the market price was greater than the market value on the date of grant; however, the excess tax benefit was less than $1,000. For the six months ended June 30, 2010, all restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore no excess tax benefit is reflected in the unaudited consolidated statement of cash flows for that period.

Restricted share activity for the year ended December 31, 2010 and the six months ended June 30, 2011 was as follows:

		Weighted Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested balance as of December 31, 2009	70,262	$17.88
Granted	64,725	13.97
Vested	(33,430)	19.28
Forfeited	(375)	14.55

Nonvested balance as of December 31, 2010	101,182	14.93
Granted	—	—
Vested	(3,522)	18.82
Forfeited	—	—

Nonvested balance as of June 30, 2011	97,660	14.79

As of June 30, 2011, $969,000 of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over three years. As of June 30, 2011, all restricted shares that vested were delivered. For the six months ended June 30, 2011 and 2010, share-based compensation expense included in the consolidated statements of income totaled $307,000 and $261,000, respectively.
Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of June 30, 2011
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$164,009	$4,020	$(12)	$168,017
Collateralized mortgage obligations — government-sponsored enterprises	296	5	—	301

	$164,305	$4,025	$(12)	$168,318

	As of December 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$149,948	$3,255	$(427)	$152,776
Collateralized mortgage obligations — government-sponsored enterprises	591	12	—	603

	$150,539	$3,267	$(427)	$153,379

Collateralized mortgage obligations — government agencies represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	558	574
Due in five through ten years	1,478	1,534
Due in over ten years	162,269	166,210

	$164,305	$168,318

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, the Corporation had five out of 141 securities and 17 out of 133 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades however; they have primarily declined in value due to the current interest rate environment. At June 30, 2011, the Corporation did not hold any securities that had been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three and six months ended June 30, 2011 and 2010.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of June 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$5,704	$12	$—	$—	$5,704	$12

	$5,704	$12	$—	$—	$5,704	$12

	As of December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$31,862	$427	$—	$—	$31,862	$427

	$31,862	$427	$—	$—	$31,862	$427

There were no sales of securities available for sale in the three and six month periods ended June 30, 2011 and 2010.
At June 30, 2011 and December 31, 2010, securities with a fair value of $25.6 million and $30.8 million, respectively, were pledged to secure interest rate swap contracts and outstanding Federal Home Loan Bank (FHLB) advances. Securities pledged also provide for future availability for additional advances from the FHLB.

Note 5 —	Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Commercial real estate loans
Commercial real estate — owner occupied	$158,191	$152,560
Commercial real estate — non-owner occupied	304,733	307,307
Construction and land development	56,157	61,645
Multi-family	46,073	43,012
1-4 family	49,516	53,849

Total commercial real estate loans	614,670	618,373

Commercial and industrial loans	212,326	225,921

Direct financing leases, net	15,958	19,288

Consumer and other
Home equity loans and second mortgage loans	5,376	5,091
Consumer and other	13,049	9,315

	18,425	14,406

Total gross loans and lease receivables	861,379	877,988
Less:
Allowance for loan and lease losses	15,937	16,271
Deferred loan fees	685	782

Loans and lease receivables, net	$844,757	$860,935

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended June 30, 2011 and 2010 was $8.6 million and $8.1 million, respectively. For the six months ended June 30, 2011 and 2010, $10.1 million and $11.1 million of loans were transferred to third parties. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $8.6 million and $10.1 million for the three and six months ended June 30, 2011 and the $8.1 million and $11.1 million for the three and six months ended June 30, 2010 has been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the three and six months ended June 30, 2011 and 2010.

The total amount of outstanding loans transferred to third parties as loan participations at June 30, 2011 and December 31, 2010 was $61.2 million and $56.0 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of partial ownership, relationship management and all servicing responsibilities. As of June 30, 2011 and December 31, 2010, the total amount of loan participations remaining on the Corporation’s balance sheet was $64.7 million and $68.1 million, respectively. As of June 30, 2011 and December 31, 2010, $3.5 million and $3.6 million of the loans in this participation sold portfolio were considered impaired, respectively. In 2010 and 2011, the Corporation recognized a total $1.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans and is measured by the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of June 30, 2011 and December 31, 2010:

	Category
As of June 30, 2011	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$124,150	$13,438	$14,481	$6,122	$158,191
Commercial real estate — non-owner occupied	232,477	35,167	31,219	5,870	304,733
Construction and land development	35,766	6,167	6,219	8,005	56,157
Multi-family	34,705	7,028	812	3,528	46,073
1-4 family	25,656	14,651	5,424	3,785	49,516

Commercial and industrial	171,545	23,287	13,011	4,483	212,326

Direct financing leases, net	10,741	4,984	201	32	15,958

Consumer and other:
Home equity and second mortgages	3,799	217	258	1,102	5,376
Other	11,197	155	—	1,697	13,049

Total portfolio	$650,036	$105,094	$71,625	$34,624	$861,379

Rating as a % of total portfolio	75.46%	12.20%	8.32%	4.02%	100.00%

	Category
As of December 31, 2010	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$113,002	$25,777	$6,780	$7,001	$152,560
Commercial real estate — non-owner occupied	232,868	36,128	33,167	5,144	307,307
Construction and land development	39,662	7,838	4,870	9,275	61,645
Multi-family	31,472	6,049	1,305	4,186	43,012
1-4 family	33,310	11,973	4,329	4,237	53,849

Commercial and industrial	183,051	24,460	11,974	6,436	225,921

Direct financing leases, net	12,666	6,403	219	—	19,288

Consumer and other:
Home equity and second mortgages	3,726	134	292	939	5,091
Other	7,359	50	—	1,906	9,315

Total portfolio	$657,116	$118,812	$62,936	$39,124	$877,988

Rating as a % of total portfolio	74.84%	13.53%	7.17%	4.46%	100.00%
Credit underwriting through a committee process is a key component of the Corporation’s operating philosophy. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of the Corporation’s new credit extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. In addition, the Corporation makes every effort to ensure that there is appropriate collateral at the time of origination to protect the Corporation’s interest in the related loan or lease.
Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon evaluation of updated financial information from our borrowers, or as other circumstances dictate. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, but are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and depending on the size and nature of the credit subject to various levels of review and concurrence on the stated risk rating. Depending on the type of loan and related risk rating, the Corporation groups loans into four categories, which determine the level and nature of review by management.
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral of the debt, financial stability of the borrower, integrity or strength of the borrower’s management team or the business industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination of the loan or lease. The Corporation monitors Category I loans and leases through payment performance along with personal relationships with our borrowers and monitoring of financial results and compliance per the terms of the agreement.
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends and collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are monitored frequently by the assigned business development officer and by a subcommittee of the Banks’ loan committees and are considered performing.

Category III — Loans and leases in this category may be classified by the Banks’ Regulators or identified by the Corporation’s business development officers and senior management as warranting special attention. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract and therefore Category III loans are considered performing and no specific reserves are established for this category. Management, loan committees of the Banks, as well as Banks’ Board of Directors monitor loans and leases in this category on a monthly basis.
Category IV — Management considers loans and leases in this category to be impaired. Impaired loans and leases were placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the contract. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Management, loan committees of the Banks, as well as Banks’ Board of Directors monitor loans and leases in this category on a monthly basis.

The delinquency aging of the loan and lease portfolio by class of receivable as of June 30, 2011 and December 31, 2010 were as follows:

			Greater
	30-59	60-89	than 90
	days past	days past	days past	Total		Total
As of June 30, 2011	due	due	due	past due	Current	loans
	(Dollars In Thousands)
Accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$—	$—	$152,069	$152,069
Non-owner occupied	171	—	—	171	298,692	298,863
Construction and land development	—	—	—	—	48,152	48,152
Multi-family	—	—	—	—	42,545	42,545
1-4 family	—	—	—	—	45,731	45,731
Commercial & Industrial	192	—	—	192	207,651	207,843
Direct financing leases, net	161	—	—	161	15,765	15,926
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,274	4,274
Other	—	7	—	7	11,345	11,352

Total	524	7	—	531	826,224	826,755

Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,789	$2,789	$3,333	$6,122
Non-owner occupied	—	—	2,845	2,845	3,025	5,870
Construction and land development	—	—	1,275	1,275	6,730	8,005
Multi-family	—	—	1,665	1,665	1,863	3,528
1-4 family	317	61	928	1,306	2,479	3,785
Commercial & Industrial	—	—	410	410	4,073	4,483
Direct financing leases, net	—	—	—	—	32	32
Consumer and other:
Home equity and second mortgages	—	173	231	404	698	1,102
Other	—	—	1,688	1,688	9	1,697

Total	317	234	11,831	12,382	22,242	34,624

Total loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,789	$2,789	$155,402	$158,191
Non-owner occupied	171	—	2,845	3,016	301,717	304,733
Construction and land development	—	—	1,274	1,274	54,883	56,157
Multi-family	—	—	1,665	1,665	44,408	46,073
1-4 family	317	61	928	1,306	48,210	49,516
Commercial & Industrial	192	—	410	602	211,724	212,326
Direct financing leases, net	161	—	—	161	15,797	15,958
Consumer and other:
Home equity and second mortgages	—	173	231	404	4,972	5,376
Other	—	7	1,689	1,696	11,353	13,049

Total	$841	$241	$11,831	$12,913	$848,466	$861,379

Percent of portfolio	0.10%	0.03%	1.37%	1.50%	98.50%	100.00%

			Greater
	30-59	60-89	than 90
	days past	days past	days past	Total		Total
As of December 31, 2010	due	due	due	past due	Current	loans
	(Dollars In Thousands)
Accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$—	$—	$146,277	$146,227
Non-owner occupied	—	448	—	448	301,715	302,163
Construction and land development	—	1	—	1	52,369	52,370
Multi-family	—	—	—	—	38,826	38,826
1-4 family	603	—	—	603	49,009	49,612
Commercial & Industrial	58	1,304	1,236	2,598	216,887	219,485
Direct financing leases, net	—	—	—	—	19,288	19,288
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,152	4,152
Other	4	—	9	13	7,396	7,409

Total	665	1,753	1,245	3,663	835,919	839,582

Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$3,334	$6,283
Non-owner occupied	—	—	2,222	2,222	2,922	5,144
Construction and land development	850	420	1,136	2,406	6,869	9,275
Multi-family	—	—	1,041	1,041	3,145	4,186
1-4 family	75	—	1,900	1,975	2,262	4,237
Commercial & Industrial	122	—	466	588	5,848	6,436
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	257	257	682	939
Other	—	—	1,848	1,848	58	1,906

Total	1,047	420	11,819	13,286	25,120	38,406

Total loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$149,611	$152,560
Non-owner occupied	—	448	2,222	2,670	304,637	307,307
Construction and land development	850	421	1,136	2,407	59,238	61,645
Multi-family	—	—	1,041	1,041	41,971	43,012
1-4 family	678	—	1,900	2,578	51,271	53,849
Commercial & Industrial	180	1,304	1,702	3,186	222,735	225,921
Direct financing leases, net	—	—	—	—	19,288	19,288
Consumer and other:
Home equity and second mortgages	—	—	257	257	4,834	5,091
Other	4	—	1,857	1,861	7,454	9,315

Total	$1,712	$2,173	$13,064	$16,949	$861,039	$877,988

Percent of portfolio	0.19%	0.25%	1.49%	1.93%	98.07%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at June 30, 2011 and December 31, 2010, respectively.

	June 30,	December 31,
	2011	2010
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$6,122	$6,283
Commercial real estate — non-owner occupied	5,870	5,144
Construction and land development	8,005	9,275
Multi-family	3,528	4,186
1-4 family	3,785	4,237

Total non-accrual commercial real estate	27,310	29,125

Commercial and industrial	4,483	6,436
Direct financing leases, net	32	—

Consumer and other:
Home equity and second mortgage	1,102	939
Other	1,697	1,906

Total non-accrual consumer and other loans	2,799	2,845

Total non-accrual loans and leases	34,624	38,406
Foreclosed properties, net	1,400	1,750

Total non-performing assets	$36,024	$40,156

Performing troubled debt restructurings	$—	$718

	June 30,	December 31
	2011	2010

Total non-accrual loans and leases to gross loans and leases	4.02%	4.37%
Total non-performing assets to total assets	3.29	3.63
Allowance for loan and lease losses to gross loans and leases	1.85	1.85
Allowance for loan and lease losses to non-accrual loans and leases	46.03	42.37
As of June 30, 2011 and December 31, 2010, $16.9 million and $18.7 million of the impaired loans were considered troubled debt restructurings, respectively. As of June 30, 2011, there were no unfunded commitments associated with troubled debt restructured loans and leases.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Six Months Ended June 30, 2011
				Average			Net
		Unpaid		recorded	Foregone	Interest	Foregone
	Recorded	principal	Impairment	investment	interest	income	Interest
	investment	balance	reserve	(1)	income	recognized	Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,638	$5,836	$—	$5,240	$277	$105	$172
Non-owner occupied	3,115	3,791	—	2,785	130	—	130
Construction and land development	2,231	3,074	—	2,795	132	48	84
Multi-family	1,665	2,221	—	2,366	181	—	181
1-4 family	2,563	3,271	—	2,920	143	62	81
Commercial and industrial	2,339	2,898	—	3,770	161	308	(147)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	467	467	—	530	17	—	17
Other	1,688	1,928	—	1,870	74	5	69

Total	18,706	23,486	—	22,276	1,115	528	587

With impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,484	$1,484	$58	$1,143	$63	$—	$63
Non-owner occupied	2,755	2,755	812	2,770	73	—	73
Construction and land development	5,774	7,953	308	6,444	97	—	97
Multi-family	1,863	1,863	409	1,888	59	—	59
1-4 family	1,222	1,222	475	1,150	33	—	33
Commercial and industrial	2,144	2,144	746	1,827	70	—	70
Direct financing leases, net	32	32	32	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	635	658	159	590	25	—	25
Other	9	9	10	5	—	—	—

Total	15,918	18,120	3,009	15,817	420	—	420

Total:
Commercial real estate:
Owner occupied	$6,122	$7,320	$58	$6,383	$340	$105	$235
Non-owner occupied	5,870	6,546	812	5,555	203	—	203
Construction and land development	8,005	11,027	308	9,239	229	48	181
Multi-family	3,528	4,084	409	4,254	240	—	240
1-4 family	3,785	4,493	475	4,070	176	62	114
Commercial and industrial	4,483	5,042	746	5,597	231	308	(77)
Direct financing leases, net	32	32	32	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	1,102	1,125	159	1,120	42	—	42
Other	1,697	1,937	10	1,875	74	5	69

Grand total	$34,624	$41,606	$3,009	$38,093	$1,535	$528	$1,007

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans and leases recorded investment and the unpaid principal balance of $6.9 million represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. As of December 31, 2010, the Corporation had $19.7 million of impaired loans and leases that did not require an impairment reserve, and $19.4 million of impaired loans and leases that did require a specific reserve of $3.5 million. Average total impaired loans and leases was $29.7 million for the year ended December 31, 2010. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income. Foregone interest for the six months ended June 30, 2011 was $1.5 million with $528,000 of interest income recognized on previously identified fully collected non-accrual loans and leases. For the six months ended June 30, 2010, net foregone interest was $1.1 million.

To determine the level and composition of the allowance for loan and lease losses, the Corporation breaks out the portfolio by segments and risk ratings. First, the Corporation evaluates loans and leases for potential impairment classification. If a loan or lease is determined to be impaired, then the Corporation analyzes the impaired loans and leases on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. The Corporation applies historical trends of the previously identified factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Six Months Ended June 30, 2011
		Commercial		Direct
	Commercial	and	Consumer	Financing
	real estate	industrial	and other	Lease, Net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(3,538)	(198)	(148)	—	(3,884)
Recoveries	216	376	61	19	672
Provision	3,111	(274)	63	(22)	2,878

Ending Balance	$11,056	$4,181	$458	$242	$15,937

Ending balance: individually evaluated for impairment	$2,099	$757	$121	$32	$3,009

Ending balance: collectively evaluated for impairment	$8,957	$3,424	$337	$210	$12,928

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Loans and lease receivables:
Ending balance, gross	$614,670	$212,326	$18,425	$15,958	$861,379

Ending balance: individually evaluated for impairment	$27,310	$4,483	$2,799	$32	$34,624

Ending balance: collectively evaluated for impairment	$587,360	$207,843	$15,626	$15,926	$826,755

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Allowance as % of gross loans	1.80%	1.97%	2.49%	1.52%	1.85%

Note 6 — Deposits
Deposits consisted of the following:

	June 30, 2011			December 31, 2010
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$109,356	$104,718	—%	$88,529	$68,430	—%
NOW accounts	25,975	28,225	0.27	44,428	74,784	0.35

Total transaction accounts:	135,331	132,943		132,957	143,214
Money market accounts	265,007	287,022	0.98	276,748	258,569	1.08
Certificates of deposit	80,432	81,958	1.42	79,491	84,828	2.03
Brokered certificates of deposit	496,718	493,526	2.83	499,102	480,709	3.32

Total deposits	$977,488	$995,449		$988,298	$967,320

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011			December 31, 2010
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(Dollars In Thousands)
Federal funds purchased	$—	$255	0.85%	$—	$—	—%
FHLB advances	488	822	5.65	2,494	13,414	4.78
Line of credit	10	4,414	4.02	10	10	4.06
Subordinated notes payable	39,000	39,000	5.76	39,000	39,000	5.55
Junior subordinated notes	10,315	10,315	10.70	10,315	10,315	10.78

	$49,813	$54,806	6.54	$51,819	$62,739	6.26

Short-term borrowings	$10			$2,010
Long-term borrowings	49,803			49,809

	$49,813			$51,819

As of June 30, 2011, the Corporation was in compliance with its debt covenants under its senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. For both six-month periods ended June 30, 2011 and 2010, the Corporation incurred unused line fee interest expense of $4,000.
In June 2011, the Corporation renewed $31.0 million of its subordinated debt. This debt has a maturity of August 30, 2016 and bears an interest rate of LIBOR plus 4.75% with an interest rate floor of 6.00%.

Note 8 — Income Taxes
Like many financial institutions located in Wisconsin, FBB established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBCC established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. Prior to the formation of the investment subsidiaries the Bank sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department. In April 2011, the Department issued an assessment to FBB and FBCC. In June 2011, FBB, FBCC and the Department entered into a settlement agreement, the terms of which are subject to confidentiality clauses. However, the settlement of this matter with the Department did not result in a liability materially different than that which had been previously accrued in the consolidated results and financial position.
A summary of all of the Corporation’s uncertain tax positions, excluding interest accruals associated with uncertain tax positions are as follows:

	Year Ended December 31,
	For the six months	Year Ended
	ended June 30, 2011	December 31, 2010
	(In Thousands)
Unrecognized tax benefits at beginning of year	$2,432	$2,428
Additions based on tax positions related to current year	—	4
Reductions for tax positions related to current year	(5)	(7)
Additions for tax positions of prior years	—	8
Reductions for tax positions of prior years	—	(1)
Settlements	(2,417)	—

Unrecognized tax benefits at end of year	$10	$2,432

As of June 30, 2011, State of Wisconsin tax years that remain open to audit are 2009 and 2010. Federal tax years that remain open are 2006 through 2009. As of June 30, 2011, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.
On June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired.
The Corporation had state net operating losses of $14.4 million and $38.8 million and related deferred tax assets of $755,000 and $2.0 million, as of June 30, 2011 and December 31, 2010, respectively. The valuation allowance associated with these deferred tax assets was $13,000 and $1.2 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, management believes it is more likely than not that the net deferred tax assets, in excess of valuation allowance, will be fully realizable.

Note 9 — Fair Value Disclosures
The Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date and is based on exit prices. Fair value includes assumptions about risk such as nonperformance risk in liability fair values and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.
Level 1 — Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.
Level 2 — Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3— Level 3 inputs are inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
June 30, 2011
Assets:
Collateralized mortgage obligations — government agencies	$—	$168,017	$—	$168,017
Collateralized mortgage obligations — government sponsored enterprises	—	301	—	301
Interest rate swaps	—	2,862	—	2,862

Liabilities:
Interest rate swaps	$—	$2,862	$—	$2,862

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
December 31, 2010
Assets:
Collateralized mortgage obligations — government agencies	$—	$152,776	$—	$152,776
Collateralized mortgage obligations — government sponsored enterprises	—	603	—	603
Interest rate swaps	—	2,841	—	2,841

Liabilities:
Interest rate swaps	$—	$2,841	$—	$2,841
There were no transfers in or out of Level 1 or 2 during the six months ended June 30, 2011 or the year ended December 31, 2010.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Six Months Ended June 30, 2011
					Total
	Balance at	Fair Value Measurements Using			Gains
	June 30, 2011	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$21,374	$—	$18,852	$2,522	$—
Foreclosed properties	1,400	—	1,337	63	(167)

		As of and for the year ended December 31, 2010
					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2010	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$22,241	$—	$18,112	$4,129	$—
Foreclosed properties	1,750	—	1,660	90	(326)
Goodwill	—	—	—	—	(2,689)
Impaired loans that are collateral dependent were written down to their fair value of $21.4 million and $22.2 million at June 30, 2011 and December 31, 2010, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the six months ended June 30, 2011, $1.1 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the six months ended June 30, 2011, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $167,000 on foreclosed properties for the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, foreclosed properties, at fair value, were $1.4 million and $1.8 million, respectively.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$42,875	$42,875	$50,819	$50,819
Securities available-for-sale	168,318	168,318	153,379	153,379
Loans and lease receivables, net	845,538	841,155	860,935	852,790
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	17,293	17,293	16,950	16,950
Accrued interest receivable	3,191	3,191	3,405	3,405
Interest rate swaps	2,862	2,862	2,841	2,841

Financial liabilities:
Deposits	$977,488	$991,227	$988,298	$998,713
Federal Home Loan Bank and other borrowings	39,498	41,756	41,504	41,567
Junior subordinated notes	10,315	7,061	10,315	7,224
Interest rate swaps	2,862	2,862	2,841	2,841
Accrued interest payable	3,232	3,232	3,643	3,643

Off balance sheet items:
Standby letters of credit	20	20	41	41
Commitments to extend credit	—	*	—	*

*	Not meaningful
Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.
The carrying amounts reported for cash and cash equivalents, interest bearing deposits, accrued interest receivable and accrued interest payable approximate fair value because of their short-term nature and because they do not present unanticipated credit concerns.
Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.

Loans and Leases: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
Federal Home Loan Bank Stock: The carrying amount of FHLB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share amount.
Cash Surrender Value of Life Insurance: The carrying amount of the cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount.
Deposits: The fair value of deposits with no stated maturity, such as demand deposits and money market accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the intangible value that results from the funding provided by deposit liabilities compared to borrowing funds in the market.
Borrowed Funds: Market rates currently available to the Corporation and Banks for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
Financial Instruments with Off-Balance Sheet Risks: The fair value of the Corporation’s off-balance sheet instruments is based on quoted market prices and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counterparty. Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would generally be established at market rates at the time of the draw. Fair value would principally derive from the present value of fees received for those products.
Interest Rate Swaps: The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Limitations: Fair value estimates are made at a discrete point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holding of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and were not considered in the estimates.

Note 10 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At June 30, 2011, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $50.1 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $50.1 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $2.9 million and were included in accrued interest receivable and other assets. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $2.9 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of June 30, 2011.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2011 and December 31, 2010.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)

Derivatives not designated as hedging instruments
June 30, 2011	Other assets	$2,862	Other liabilities	$2,862
December 31, 2010	Other assets	$2,841	Other liabilities	$2,841
No derivative instruments held by the Corporation for the six months ended June 30, 2011 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio the change in fair value for the six months ended June 30, 2011 and 2010 had no net impact to the unaudited consolidated income statement.
Note 11 — Regulatory Capital
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation is in the process of updating its Capital and Liquidity Action Plan (the “Plan”), which will be designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Board of Directors and management will work in concert with the appropriate regulatory bodies on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Federal Reserve guidance urges companies to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Therefore, management intends to consult with the Federal Reserve Bank of Chicago and provide them with information on the Corporation’s then-current and prospective earnings and capital position, on a quarterly basis, in advance of declaring any cash dividends.
The Banks are also subject to certain legal, regulatory and other restrictions on their ability to pay dividends to the Corporation. As a bank holding company, the payment of dividends by the Banks to the Corporation is one of the sources of funds by which the Corporation could use to pay dividends, if any, in the future and to make other payments. Future dividend decisions by the Banks and the Corporation will continue to be subject to compliance with these various legal, regulatory and other restrictions as defined from time to time.
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. Management believes, as of June 30, 2011, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2010, the latest evaluation date.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2011 and December 31, 2010, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2011

Total capital
(to risk-weighted assets)
Consolidated	$112,567	12.20%	$73,835	8.00%	N/A	N/A
First Business Bank	103,408	12.54	65,969	8.00	$82,461	10.00%
First Business Bank — Milwaukee	14,796	15.16	7,810	8.00	9,762	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$67,318	7.29%	$36,917	4.00%	N/A	N/A
First Business Bank	93,052	11.28	32,985	4.00	$49,477	6.00%
First Business Bank — Milwaukee	13,570	13.90	3,905	4.00	5,857	6.00

Tier 1 capital
(to average assets)
Consolidated	$67,318	6.11%	$44,086	4.00%	N/A	N/A
First Business Bank	93,052	9.77	38,090	4.00	$47,612	5.00%
First Business Bank — Milwaukee	13,570	9.12	5,954	4.00	7,443	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2010

Total capital
(to risk-weighted assets)
Consolidated	$107,263	11.23%	$76,438	8.00%	N/A	N/A
First Business Bank	100,203	11.72	68,390	8.00	$85,488	10.00%
First Business Bank — Milwaukee	14,496	14.62	7,930	8.00	9,913	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$63,511	6.65	$38,219	4.00%	N/A	N/A
First Business Bank	89,478	10.47	34,195	4.00	$51,293	6.00%
First Business Bank — Milwaukee	13,243	13.36	3,965	4.00	5,948	6.00

Tier 1 capital
(to average assets)
Consolidated	$63,511	5.68	$44,732	4.00%	N/A	N/A
First Business Bank	89,478	9.34	38,335	4.00	$47,918	5.00%
First Business Bank — Milwaukee	13,243	8.30	6,381	4.00	7,976	5.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of First Business Bank (“FBB”) or First Business Bank — Milwaukee (“FBB — Milwaukee”), changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB — Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what First Business Financial Services, Inc. (“FBFS”) has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statement, which speaks only as of the date on which it was made. The factors described within this Form 10-Q could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, FBFS cautions that, while its management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases can vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result in, or be achieved or accomplished.
FBFS does not intend to, and specifically disclaims any obligation to, update any forward-looking statements.
The following discussion and analysis is intended as a review of significant events and factors affecting the financial condition and results of operations of FBFS for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented in this Form 10-Q.
General
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “FBFS”, the “Corporation”, “we”, “us”, “our”, or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB” or “FBB — Milwaukee” or the “Banks” are used to refer to our subsidiaries, First Business Bank and First Business Bank — Milwaukee, alone.
Overview
FBFS is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of the operations of FBFS are conducted through the Banks and certain subsidiaries of FBB. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize a branch network to attract retail clients.

General Overview
•	Total assets were $1.096 billion as of June 30, 2011 compared to $1.107 billion as of December 31, 2010.
•	Net income for the three months ended June 30, 2011 was $2.5 million compared to net loss of $1.5 million for the three months ended June 30, 2010. Net income for the six months ended June 30, 2011 was $3.9 million compared to a net loss of $626,000 for the six months ended June 30, 2010. The net loss for the three and six months ended June 30, 2010 was impacted by a $2.7 million goodwill impairment charge that was recorded in June 2010. The goodwill impairment was an accounting adjustment that did not affect cash flows, liquidity, regulatory capital, regulatory capital ratios or the future operations of our Corporation.
•	Excluding the impact of the goodwill impairment for the 2010 reporting periods, net income for the three months ended June 30, 2010 was $1.2 million and net income for the six months ended June 30, 2010 was $2.1 million. Net income for the three months ended June 30, 2011 represents a $1.3 million increase over net income for the three months ended June 30, 2010, excluding goodwill impairment. Net income for the six months ended June 30, 2011 represents a $1.8 million increase over net income for the six months ended June 30, 2010, excluding goodwill impairment.
•	Diluted earnings per common share for the three months ended June 30, 2011 was $0.98 compared to diluted losses per common share of $0.60 for the three months ended June 30, 2010. Diluted earnings per common share for the six months ended June 30, 2011 was $1.49 compared to diluted losses per common share of $0.25. Diluted losses per common share for the three and six month period ended June 30, 2010 included a $1.06 per share goodwill impairment charge. Excluding the impairment of goodwill, diluted earnings per common share was $0.46 and $0.81, respectively for the three and six months ended June 30, 2010.
•	Net interest margin increased to 3.39% for the three months ended June 30, 2011 compared to 2.96% for the three months ended June 30, 2010. Net interest margin increased to 3.27% for the six months ended June 30, 2011 compared to 2.98% for the six months ended June 30, 2010.
•	Top line revenue, the sum of net interest income and non-interest income, increased 10.71% to $20.9 million for the six months ended June 30, 2011 compared to $18.9 million for the six months ended June 30, 2010.
•	Loan and lease loss provision was $1.5 million for the three months ended June 30, 2011 compared to $1.1 million for same time period in the prior year. Loan and lease loss provision was $2.9 million for the six months ended June 30, 2011 compared to $2.4 million for the six months ended June 30, 2010. Allowance for loan and lease loss as a percentage of gross loans and leases was 1.85% at both June 30, 2011 and December 31, 2010.
•	Annualized return on average equity and return on average assets were 17.21% and 0.91%, respectively, for the three month period ended June 30, 2011, compared to (10.77)% and (0.56)%, respectively, for the same time period in 2010. Annualized return on average equity and return on average assets were 13.49% and 0.69%, respectively, for the six months ended June 30, 2011, compared to (2.23)% and (0.11)%, respectively, for the six months ended June 30, 2010. Excluding the goodwill impairment, annualized returns on average equity were 8.22% and 7.35% for the three and six months ended June 30, 2010. Excluding the goodwill impairment, annualized returns on average assets were 0.43% and 0.38% for the three and six months ended June 30, 2010.

In the bullet points above, we present for the three and six months ended June 30, 2010 (1) net income and diluted earnings per common share, in each case excluding the goodwill impairment and (2) annualized returns on average assets and annualized returns on average equity, calculated using net income excluding goodwill impairment. Each of those presented measures is a non-GAAP measure. We use these measures because we believe they provide greater comparability of the profitability to all periods presented.
Results of Operations
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 10.71% for the six months ended June 30, 2011, as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)

Net interest income	$8,969	$7,691	16.62%	$17,453	$15,537	12.33%
Non-interest income	1,744	1,685	3.50	3,418	3,315	3.11

Total top line revenue	$10,713	$9,376	14.26	$20,871	$18,852	10.71

Core Earnings
Core earnings is comprised of our pre-tax income adding back our provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our core earnings metric has improved by 31.23% when comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change		2011	2010	Change
	(Dollars in Thousands)

Income (loss) before income tax expense	$2,601	$(914)	*	%	$4,594	$673	582.62%
Add back:
Goodwill impairment	—	2,689	(100.00)		—	2,689	(100.00)
Provision for loan and lease losses	1,474	1,069	37.89		2,878	2,413	19.27
Loss (gain) on foreclosed properties	79	(95)	*		130	18	622.22

Core earnings	$4,154	$2,749	51.11		$7,602	$5,793	31.23

*	Not meaningful

Return on Average Equity and Return on Average Assets. Annualized return on average equity for the three months ended June 30, 2011 was 17.21% compared to (10.77)% for the three months ended June 30, 2010. Annualized return on average equity for the six months ended June 30, 2011 was 13.49% compared to (2.23)% for the six months ended June 30, 2010. The increase in return on average equity was due to the improvement in net income including the absence of goodwill impairment in 2011. We view return on average equity to be an important measure of profitability, and we are continuing to focus on improving our return on average equity by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit. Annualized return on average assets for the three months ended June 30, 2011 was 0.91% compared to (0.56)% for the three months ended June 30, 2010. Annualized return on average assets for the six months ended June 30, 2011 was 0.69% compared to (0.11)% for the six months ended June 30, 2010. The increase in return on average assets was primarily due to the improvement in net income as well as the absence of goodwill impairment in 2011. Excluding the goodwill impairment, annualized return on average equity and annualized return on average assets for the three months ended June 30, 2010 were 8.22% and 0.43%, respectively. Excluding the goodwill impairment, annualized return on average equity and annualized return on average assets for the six months ended June 30, 2010 were 7.35 and 0.38%, respectively.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare and respond to such changes.
The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and six months ended June 30, 2011 compared to the same periods of 2010.

	Increase (Decrease) for the Three Months Ended				Increase (Decrease) for the Six Months Ended
	June 30,				June 30,
	2011 Compared to 2010				2011 Compared to 2010
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(43)	$269	$—	$226	$(367)	$426	$(9)	$50
Commercial and industrial loans	259	(56)	(3)	200	4	206	—	210
Direct financing leases	(45)	(133)	14	(164)	(56)	(260)	17	(299)
Consumer and other loans	26	16	3	45	52	19	4	75

Total loans and leases receivable	197	96	14	307	(367)	391	12	36
Mortgage-related securities	(250)	241	(51)	(60)	(463)	485	(98)	(76)
FHLB Stock	1	—	—	1	1	—	—	1
Short-term investments	(1)	(13)	—	(14)	(2)	(20)	—	(22)

Total net change in income on interest-earning assets	(53)	324	(37)	234	(831)	856	(86)	(61)

Interest-Bearing Liabilities
NOW accounts	(37)	(68)	26	(79)	(62)	(109)	40	(131)
Money market	(27)	75	(3)	45	(240)	164	(26)	(102)
Certificates of deposit	(177)	6	(3)	(174)	(298)	(27)	9	(316)
Brokered certificates of deposit	(761)	131	(25)	(655)	(1,498)	396	(73)	(1,175)

Total deposits	(1,002)	144	(5)	(863)	(2,098)	424	(50)	(1,724)
FHLB advances	46	(213)	(45)	(212)	83	(416)	(80)	(413)
Other borrowings	31	—	—	31	30	126	4	160

Total net change in expense on interest-bearing liabilities	(925)	(69)	(50)	(1,044)	(1,985)	134	(126)	(1,977)

Net change in net interest income	$872	$393	$13	$1,278	$1,154	$722	$40	$1,916

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended June 30, 2011 and 2010. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$618,877	$8,435	5.45%	$599,207	$8,209	5.48%
Commercial and industrial loans(1)	205,622	4,168	8.11	208,541	3,968	7.61
Direct financing leases(1)	16,784	257	6.12	24,558	421	6.86
Consumer and other loans	19,354	189	3.91	17,434	144	3.30

Total loans and leases receivable(1)	860,637	13,049	6.06	849,740	12,742	6.00
Mortgage-related securities(2)	162,460	1,106	2.72	134,613	1,166	3.46
Federal Home Loan Bank stock	2,367	1	0.10	2,367	—	—
Short-term investments	31,624	18	0.24	52,010	32	0.25

Total interest-earning assets	1,057,088	14,174	5.36	1,038,730	13,940	5.37

Non-interest-earning assets	47,909			48,067

Total assets	$1,104,997			$1,086,797

Interest-Bearing Liabilities
NOW accounts	$25,892	18	0.28	$85,774	97	0.45
Money market	279,692	679	0.97	250,021	634	1.01
Certificates of deposits	81,742	264	1.29	80,708	438	2.17
Brokered certificates of deposit	492,041	3,389	2.76	476,642	4,044	3.39

Total interest-bearing deposits	879,367	4,350	1.98	893,145	5,213	2.33
FHLB advances	489	7	5.73	18,501	219	4.73
Other borrowings	39,009	571	5.86	39,010	540	5.54
Junior subordinated notes	10,315	277	10.74	10,315	277	10.74

Total interest-bearing liabilities	929,180	5,205	2.24	960,971	6,249	2.60

Non-interest-bearing demand deposit accounts	107,107			55,452
Other non-interest-bearing liabilities	10,287			13,750

Total liabilities	1,046,574			1,030,173
Stockholders’ equity	58,423			56,624

Total liabilities and stockholders’ equity	$1,104,997			$1,086,797

Net interest income		$8,969			$7,691

Interest rate spread			3.12%			2.77%
Net interest-earning assets	$127,908			$77,759

Net interest margin			3.39%			2.96%
Average interest-earning assets to average interest-bearing liabilities	113.77%			108.09%
Return on average assets	0.91			(0.56)
Return on average equity	17.21			(10.77)
Average equity to average assets	5.29			5.21
Non-interest expense to average assets	2.40			3.39

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.
Net interest income increased by $1.3 million, or 16.6%, during the three months ended June 30, 2011 compared to the same period in 2010. The increase in net interest income is primarily attributable to favorable rate variances from lower cost of deposits. The Federal Reserve held interest rates constant across the three-month periods ended June 30, 2011 and June 30, 2010. Therefore the majority of the increase in net interest income associated with rate variances was caused by pricing deposits commensurate with current market conditions and demand along with replacing higher yielding maturing brokered certificates of deposits at lower current market rates.

The yield on average earning assets for the three months ended June 30, 2011 was 5.36% compared to 5.37% for the three months ended June 30, 2010. The yield on average earning assets for the three months ended June 30, 2011 was negatively affected by the overall change in the investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are typically reinvested in additional collateralized mortgage obligations. Given the continued low rate environment, the overall coupon on new security purchases has typically been lower than the rates on securities that experience prepayments. This has caused the investment yield to decline by approximately 68 basis points.
The total loans and leases receivable yield was 6.06% for the three months ended June 30, 2011 compared to 6.00% for the three months ended June 30, 2010. The slight increase in the overall yields on the loan and lease portfolio is mainly the result of increased yields associated with previous foregone interest, increased levels of loan fees collected in lieu of interest offset by an increase in average level of nonperforming loans. The effects of these items are also influenced by pricing and mix of the loan and lease portfolio as we continue to improve our credit spreads on our fixed rate loan portfolio commensurate with current economic conditions and market demand and a continued increase in the dollar amount and number of variable rate loans with interest rate floors in excess of the current market rates.
Loan and lease receivable interest income can be significantly influenced by the collection of previous foregone interest, one-time prepayment fees and other fees collected in lieu of interest when the activity of collection is not consistent between reporting periods. The yield on commercial and industrial loans and leases receivable increased by approximately 69 basis points to 8.11% for the three months ended June 30, 2011 from 7.42% for the comparable period of the prior year. The primary reason for the increase in commercial and industrial yields is related to the collection of previous foregone interest. During the three months ended June 30, 2011, the Banks recognized interest income on fully collected commercial and industrial non-accrual loans of approximately $308,000. Total previous foregone interest recorded during the three months ended June 30, 2011 was $403,000, with $91,000 attributable to commercial real estate loans. For the three months ended June 30, 2011, total fees in lieu of interest collected that influence net interest income were $932,000 as compared to $864,000 for the three months ended June 30, 2010.
The overall weighted average rate paid on interest-bearing liabilities was 1.98% for the three months ended June 30, 2011, a decrease of 36 basis points from 2.34% for the three months ended June 30, 2010. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower rate paid on our money market accounts. The continued low rate environment coupled with our maturity structure of our brokered certificate of deposit portfolio has provided us the opportunity to be able to manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.
Net interest margin increased 43 basis points to 3.39% for the three months ended June 30, 2011 from 2.96% for the three months ended June 30, 2010. The improvement in net interest margin correlates to a 35 basis point increase in the net interest rate spread coupled with an increase in the value of the net free funds. We have experienced a significant increase in the overall size of our average non-interest bearing deposits portfolio. This increase is partially caused by the change in the regulations for which types of accounts qualify for unlimited FDIC insurance coverage. As discussed, our loan and lease yields can be influenced by significant interest collected from loans previously carried on non-accrual and one-time collection of fees in lieu of interest; therefore, we may not always have the benefit of this additional interest income positively impacting our net interest margin.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the six months ended June 30, 2011 and 2010. The average balances are derived from average daily balances.

	For the Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$617,112	$16,727	5.42%	$601,734	$16,677	5.54%
Commercial and industrial loans(1)	211,466	8,334	7.88	206,235	8,124	7.88
Direct financing leases(1)	17,607	537	6.10	25,561	836	6.54
Consumer and other loans	19,209	371	3.86	18,043	296	3.28

Total loans and leases receivable(1)	865,394	25,969	6.00	851,573	25,933	6.09
Mortgage-related securities(2)	157,668	2,224	2.82	130,218	2,300	3.53
Federal Home Loan Bank stock	2,367	1	0.10	2,367	—	—
Short-term investments	43,342	51	0.24	59,164	73	0.25

Total interest-earning assets	1,068,771	28,245	5.29	1,043,322	28,306	5.43

Non-interest-earning assets	49,132			47,699

Total assets	$1,117,903			$1,091,021

Interest-Bearing Liabilities
NOW accounts	$28,225	38	0.27	$79,237	169	0.43
Money market	287,022	1,401	0.98	258,840	1,503	1.16
Certificates of deposits	81,958	583	1.42	84,460	899	2.13
Brokered certificates of deposit	493,526	6,978	2.83	470,682	8,153	3.46

Total interest-bearing deposits	890,731	9,000	2.02	893,219	10,724	2.40
FHLB advances	822	23	5.65	18,502	435	4.70
Other borrowings	43,669	1,217	5.57	39,010	1,058	5.42
Junior subordinated notes	10,315	552	10.70	10,315	552	10.70

Total interest-bearing liabilities	945,537	10,792	2.28	961,046	12,769	2.66

Non-interest-bearing demand deposit accounts	104,718			61,377
Other non-interest-bearing liabilities	10,395			12,454

Total liabilities	1,060,650			1,034,877
Stockholders’ equity	57,253			56,144

Total liabilities and stockholders’ equity	$1,117,903			$1,091,021

Net interest income		$17,453			$15,537

Interest rate spread			3.01%			2.77%
Net interest-earning assets	$123,234			$82,276

Net interest margin			3.27%			2.98%
Average interest-earning assets to average interest-bearing liabilities	113.03%			108.56%
Return on average assets	0.69			(0.11)
Return on average equity	13.49			(2.23)
Average equity to average assets	5.12			5.15
Non-interest expense to average assets	2.40			2.89

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Net interest income increased by $1.9 million, or 12.3%, during the six months ended June 30, 2011 compared to the same period in 2010. The increase in net interest income was primarily attributable to favorable rate variances from lower cost of deposits. Overall, favorable rate variances added $1.2 million to net interest income and favorable volume increases primarily in our loan and lease and investment portfolio contributed $722,000 to net interest income. The Federal Reserve held interest rates relatively consistent for the six months ended June 30, 2011 and June 30, 2010. Therefore, consistent with the three months ended June 30, 2011 discussion, the majority of the increase in net interest income associated with rate variances was caused by pricing loans and deposits commensurate with current market conditions and demand.
Net interest margin increased 29 basis points to 3.27% for the six months ended June 30, 2011 from 2.98% for the six months ended June 30, 2010. The improvement in net interest margin was primarily due to a 38 basis point decline in cost of interest-bearing liabilities to 2.28% for the six months ended June 30, 2011 from 2.66% for the comparable period of 2010. This was partially offset by a decline of 14 basis points of yield on average earning assets to 5.29% for the six months ended June 30, 2011 from 5.43% for the six months ended June 30, 2010. Further, net interest margin improved by five basis points with a reduction in the average amount of cash held at the Federal Reserve Bank.
We expect to have continued elevated levels of non-accrual loans and the predictability of the payments collected in lieu of interest is uncertain; however, we believe that current market conditions will support continued improvement in pricing on our loan and deposit products. Taking into consideration both positive and negative influences, we believe that our net interest margin will remain stable at this level for the remainder of 2011, although no assurances can be given. The net interest margin is dependent upon various factors, including competitive pricing pressures, balance sheet mix from client behavior relative to loan or deposit products, asset liability management strategies employed by us and the slope of the yield curve in the future.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $1.5 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively. The provision for loan and lease losses was $2.9 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the three and six months ended June 30, 2011 and 2010, the factors influencing the provision for loan and lease losses were the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$404	$638	$809	$1,906
Increase in allowance for loan and lease loss reserve due to subjective factor changes	8	—	61	—
Charge-offs in excess of specific reserves	1,809	572	2,625	699
Recoveries	(644)	(4)	(672)	(5)
Change in inherent risk of the loan and lease portfolio	(103)	(137)	55	(187)

Total provision for loan and lease losses	$1,474	$1,069	$2,878	$2,413

The establishment/modification of specific reserves represents new specific reserves established on impaired loans where, although collateral shortfalls are present, we believe that we will be able to recover our principal. Charge-offs in excess of specific reserves represents an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where a loan has previously been partially written down to its estimated fair value and continues to decline, rapid deterioration of a credit that requires an immediate partial or full charge-off, or amounts where the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees experienced a modest increase of $59,000, or 3.5%, to $1.7 million for the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010. The increase was primarily due to an increase in trust and investment services fee income and loan fees partially offset by a decline in other non-interest income.
Trust and investment services fee income increased by $56,000, or 9.35%, to $655,000 for the three months ended June 30, 2011 from $599,000 for the three months ended June 30, 2010. Trust and investment services fee income is driven by the amount of assets under management and administration and is influenced by the timing and volatility of the equity markets coupled with our ability to continue to add clients to our portfolio. At June 30, 2011, we had $456.1 million of trust assets under management compared to $399.4 million at December 31, 2010 and $324.9 million at June 30, 2010. Assets under administration were $132.5 million at June 30, 2011 compared to $127.5 million at December 31, 2010 and $106.9 million at June 30, 2010. Our sales pipeline continues to be strong and we expect to continue to add to our assets under management during the remainder of 2011, but we expect that assets under management and trust and investment services fee income will continue to be affected by market volatility.
Loan fees increased by $83,000, or 29.1%, to $368,000 for the three months ended June 30, 2011 from $285,000 for the three months ended June 30, 2010. The increase in loan fees was primarily related to an increase of other asset based loan fees collected.
Other non-interest income decreased by $81,000, or 50.9%, to $78,000 for the three months ended June 30, 2011 from $159,000 for the three months ended June 30, 2010. The decrease in other non-interest income is directly related to the level of gains on sales of leased equipment. During the second quarter of 2011, we experienced fewer end of lease terminations than during the second quarter of 2010.
Non-interest income increased $103,000, or 3.1%, to $3.4 million for the six months ended June 30, 2011 from $3.3 million for the six months ended June 30, 2010. Similar to the three month discussion, the primary increase in non-interest income was due to an increase in trust and investment services fee income and loan fees partially offset by a decrease in other non-interest income. Trust and investment services fee income was influenced by trading activity and market volatility. Loan fees increased due to additional increased collections of asset-based lending fees. Other non-interest income declined due to a disparity in the volume and magnitude of gains associated with lease end termination activity.
Non-interest expense. Non-interest expense decreased by $2.6 million, or 28.0%, to $6.6 million for the three months ended June 30, 2011 from $9.2 million for the comparable period of 2010. The decrease in non-interest expense was primarily caused by the absence of goodwill impairment, a decline in FDIC insurance expense, a decline in collateral liquidation costs, and a decline in other non-interest expense, partially offset by an increase in compensation expense, an increase in marketing expense and an increase in loss on foreclosed properties.
During the three months ended June 30, 2010, we recorded a goodwill impairment of $2.7 million, which represented the full amount of goodwill outstanding. No further impairments were recorded in subsequent periods.
FDIC insurance expense decreased by $185,000, or 24.5%, to $571,000 for the three months ended June 30, 2011 from $756,000 for the three months ended June 30, 2010. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to implement revisions required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), including, among other changes, modifying the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculation and changing the assessment rate adjustments. This amendment resulted in a reduced FDIC insurance cost for our Banks.

Collateral liquidation costs decreased by $156,000, or 46.8%, to $177,000 for the three months ended June 30, 2011 from $333,000 for the three months ended June 30, 2010. Collateral liquidation costs are expenses incurred by us to facilitate resolution of certain problem commercial loans. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients; the recovery of expense is shown as a net reduction to this line item.
Other non-interest expense decreased by $250,000, or 29.6%, to $595,000 for the three months ended June 30, 2011 from $845,000 for the three months ended June 30, 2010. The primary reason for the decrease was due to a permanent write-down on an underlying investment owned by Aldine Capital L.P. during the second quarter of 2010. We account for our investment in Aldine Capital L.P. using the equity method and recorded our share of the loss. No similar permanent write-down was incurred during the three months ended June 30, 2011.
Compensation expense increased by $434,000, or 12.8%, to $3.8 million for the three months ended June 30, 2011 from $3.4 million for the three months ended June 30, 2010. The increase was primarily caused by an additional accrual to record the appropriate level of compensation expense affiliated with our non-equity incentive compensation program. Based upon established targets for 2011, we have accrued for a higher level of performance in the program’s established criteria as compared to the prior year.
During the three months ended June 30, 2011, we recorded a loss on foreclosed properties of $79,000. This loss is primarily caused by an impairment adjustment required on the valuation of a parcel of land that we own. We have continued to experience further declines in values on these types of properties and therefore to reflect the foreclosed properties at the lower of cost or fair value, we recorded an impairment. For the three months ended June 30, 2010, we recorded a gain on foreclosed properties of $95,000. The gain was associated with the disposition of certain previously owned assets at prices greater than our then-current carrying value.
Marketing expense increased by $66,000, or 36.3%, to $248,000 for the three months ended June 30, 2011 from $182,000 for the three months ended June 30, 2010. The increase in marketing expense was a direct result of the timing associated with the execution of certain marketing strategies and a renewed corporate-wide marketing effort.
Non-interest expense for the six months ended June 30, 2011 decreased $2.4 million, or 15.0%, to $13.4 million from $15.8 million for the six months ended June 30, 2010. The primary reasons for the decrease in non-interest expense are similar to those discussed for the three month comparison including the absence of goodwill impairment, a decline in FDIC insurance expense, and a decline in collateral liquidation costs, partially offset by an increase in compensation expense and an increase in marketing expense. In June 2010, we recorded an impairment of goodwill of $2.7 million as we concluded at that time that the implied fair value of our reporting unit’s goodwill was less than the current carrying value of the reporting unit’s goodwill. We wrote-off the entire carrying value of the goodwill in 2010. FDIC insurance expense has declined period over period due to the new rates and assessment base utilized by the FDIC effective April 1, 2011. Collateral liquidation costs have also declined period over period. While we continue to have elevated levels of non-accruals, we have had success in resolving older matters and the level of required third party costs to resolve these issues has declined for this reporting period. However, the amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for each individual loan and may increase in future reporting periods. Compensation expense increased period over period due to three primary factors, including increased salary levels, increased level of accrual associated with the non-equity incentive plan, and an employer match on Social Security taxes on the 2010 non-equity incentive payment made in the first quarter of 2011 where a similar payment was not made the year prior. Marketing expense increased period over period due to the timing of execution of certain marketing strategies.

Income Taxes. Income tax expense was $732,000 for the six months ended June 30, 2011, compared to income tax expense $1.3 million for the six months ended June 30, 2010. Income tax expense is recorded at an effective rate which we believe to the best estimate of the annualized effective tax rate recognizing discrete items. The effective tax rate for the six months ended June 30, 2011 was 15.9%. The effective tax rate for the three months ended March 31, 2011 was 32.2%. The primary difference between the effective tax rate as of June 30, 2011 and March 31, 2011 was due to the recognition of two discrete items in the second quarter of 2011 that had a net positive impact on the effective tax rate. In June 2011, FBB and FBCC entered into a confidential settlement with the Wisconsin Department of Revenue. The settlement of this matter with the Wisconsin Department of Revenue did not result in a liability materially different than that which had been previously accrued. In addition, on June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired.
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before taxes and adjusting for discrete items. Typically, the rate is based on the most recent annualized forecast of pretax income, book versus tax differences and tax credits, if any. If we determine that a reliable estimated annual effective tax rate cannot be determined, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Financial Condition
General. Our total assets decreased by $10.7 million to $1.096 billion at June 30, 2011 from $1.107 billion at December 31, 2010.
Short-term investments. Short-term investments decreased by $11.0 million to $30.3 million at June 30, 2011 from $41.4 million at December 31, 2010. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and therefore we incorporate short-term investments in our on-balance sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale increased by $14.9 million, or 9.7%, to $168.3 million at June 30, 2011 from $153.4 million at December 31, 2010, primarily due to additional purchases of government agency collateralized mortgage obligations. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as substantially all of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a U.S. Government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments including tax-exempt municipal securities.

During the six months ended June 30, 2011, we recognized unrealized holding gains of $1.2 million through other comprehensive income. All of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2011.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, decreased by $16.2 million, or 1.9%, to $844.8 million at June 30, 2011 from $860.9 million at December 31, 2010. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at June 30, 2011 remained generally consistent with the mix at December 31, 2010, with a continued concentration in commercial real estate mortgage loans at 71.4% of our total loan and lease portfolio. We are seeing demand for new loans. However, our new loan and lease growth is primarily offset by the contractual amortization of our existing loan and lease portfolio. The overall decline was primarily caused by non-accrual loans and leases refinancing with other financial institutions. For the six months ended June 30, 2011, $6.2 million of non-accrual loans and leases were fully paid. In addition, we received an additional $1.7 million of payments on non-accrual loans and leases that were applied directly to principal. No non-accrual loans were returned to accruing status. This is a positive decline in our overall portfolio as it allows us to improve the overall asset quality of our loan and lease portfolio. The economic environment continues to present challenges, yet we remain committed to our underwriting standards and foresee that our loan growth will continue to be significantly lower than growth rates experienced in our past history.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.85% as of June 30, 2011 and December 31, 2010. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 4.02% at June 30, 2011 compared to 4.37% at December 31, 2010. We continue to work through our problem loans and are experiencing success in certain of our exit strategies; however, we continue to identify new loans or leases where we believe that the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. The exit strategies undertaken, including but not limited to foreclosure actions, charge-offs, and pay-offs, have outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases. During the six months ended June 30, 2011, we recorded net charge-offs of approximately $3.2 million, comprised of $3.9 million of charge-offs and $672,000 of recoveries, on impaired loans and leases. The charge-offs recorded are primarily due to declining real estate values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have other means to repay the obligation. During the six months ended June 30, 2011, approximately 40.4% of the charge-offs were related to construction and land development loans with various borrowers.
Given the level of charge-offs in excess of specific reserves and increased indicators of impairment within our loans and lease portfolio, we recorded a $2.9 million provision for loan and lease losses for the six months ended June 30, 2011. Taking into consideration the level of charge-offs recorded and the appropriate level of specific reserves on impaired loans with estimated collateral shortfalls, we concluded that the adequate allowance for loan and lease losses as of June 30, 2011 was $15.9 million, or 1.85% of gross loans and leases. Refer to the Asset Quality section for more information.

Deposits. As of June 30, 2011, deposits decreased by $10.8 million to $977.5 million from $988.3 million at December 31, 2010. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include demand, NOW, money market and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we have seen a shift in our balances out of NOW accounts and into non-interest bearing demand deposit accounts. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash coupled with servicing and maintaining client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility to our deposit balances.
Our Banks’ in-market deposits are obtained primarily from Dane, Waukesha and Outagamie Counties. Of our total year-to-date average deposits, approximately $501.9 million, or 50.4%, were considered in-market deposits at June 30, 2011. This compares to in-market deposits of $483.9 million, or 50.6%, for the year-to-date average at June 30, 2010. Attracting and increasing overall market presence of our client deposits is currently a competitive environment. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits; however, as changes in regulation occur, specifically as outlined in the Dodd-Frank Act, and other amendments by the FDIC, we cannot be assured that our clients will maintain their balances solely with our institution. Our competition and the banking industry as a whole will also face this challenge, and we believe that new opportunities to develop relationships and attract new money will be available.
At June 30, 2011, $496.7 million of the Banks’ time deposits were comprised of brokered deposits compared to $499.1 million at December 31, 2010. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. Brokered certificates of deposit represented 50.8% and 50.5% of ending balance total deposits at June 30, 2011 and December 31, 2010, respectively. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits. The Banks were in compliance with the policy limits throughout 2011 and 2010. Please refer to Liquidity and Capital Resources for more information.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $36.0 million, or 3.29% of total assets, as of June 30, 2011, a decrease in non-performing assets of 10.3%, or $4.1 million, from December 31, 2010. Non-performing assets were $40.2 million, or 3.63% of total assets, at December 31, 2010. The decrease in non-performing assets was the result of further charge-offs, the receipt of full pay-offs for previously identified impaired loans, payments received that were applied directly to principal, sales of foreclosed properties as well as further impairment recorded on foreclosed properties. For the six months ended June 30, 2011, approximately $6.2 million of nonperforming loans were refinanced with other institutions. We continue to actively monitor the credit quality of our loan and lease portfolios. We continue to identify loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, or bankruptcy filings. Therefore we are experiencing new additions of non-accrual loans. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience elevated levels of impaired loans and leases.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note or lease terms. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either do not require additional specific reserves or a minimal amount of required specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their estimated fair value in situations where it is determined with certainty that we will not recover our entire principal. This practice leads to a lower allowance for loan and lease loss to non-accrual loans and leases ratio. As of June 30, 2011 and December 31, 2010, our allowance for loan and lease losses to total non-accrual loans and leases was 46.03% and 42.37%, respectively. Given our business practices, management believes that this coverage ratio is appropriate for the probable losses inherent in our portfolio as of June 30, 2011.

Our non-accrual loans and leases consisted of the following at June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010
	(Dollars In Thousands)

Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$6,122	$6,283
Commercial real estate — non-owner occupied	5,870	5,144
Construction and land development	8,005	9,275
Multi-family	3,528	4,186
1-4 family	3,785	4,237

Total non-accrual commercial real estate	27,310	29,125

Commercial and industrial	4,483	6,436
Direct financing leases, net	32	—

Consumer and other:
Home equity and second mortgage	1,102	939
Other	1,697	1,906

Total non-accrual consumer and other loans	2,799	2,845

Total non-accrual loans and leases	34,624	38,406
Foreclosed properties, net	1,400	1,750

Total non-performing assets	$36,024	$40,156

Performing troubled debt restructurings	$—	$718

Total non-accrual loans and leases to gross loans and leases	4.02%	4.37%
Total non-performing assets to total assets	3.29	3.63
Allowance for loan and lease losses to gross loans and leases	1.85	1.85
Allowance for loan and lease losses to non-accrual loans and leases	46.03	42.37

A summary of our current period non-accrual loan activity is as follows (In Thousands):

Non-accrual loans and leases as of December 31, 2010	$38,406
Loans and leases transferred into non-accrual status	9,092
Non-accrual loans and leases returned to accrual status	—
Non-accrual loans and leases transferred to foreclosed properties	(1,107)
Non-accrual loans and leases partially or fully charged-off	(3,862)
Non-accrual loans and leases fully paid-off	(6,189)
Principal payments applied to non-accrual loans and leases	(1,716)

Non-accrual loans and leases as of June 30, 2011	$34,624

A summary of our current period foreclosed properties activity is as follows (In Thousands):

Foreclosed properties as of December 31, 2010	$1,750
Loans transferred to foreclosed properties	1,107
Proceeds from sale of foreclosed properties	(1,327)
Gain on sale of foreclosed properties	37
Impairment valuation	(167)

Foreclosed properties as of June 30, 2011	$1,400

The following represents information regarding our impaired loans:

	As of and for the	As of and for the	As of and for the
	Six Months Ended	Six Months Ended	Year Ended
	June 30, 2011	June 30, 2010	December 31, 2010
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$18,706	$15,660	$19,749
Impaired loans and leases with impairment reserves required	15,918	15,796	19,375

Total impaired loans and leases	34,624	31,456	39,124
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,009	3,000	3,459

Net impaired loans and leases	$31,615	$28,456	$35,665

Average impaired loans and leases	$38,093	$28,821	$29,714

Foregone interest income attributable to impaired loans and leases	$1,535	$1,103	$2,702
Interest income recognized on impaired loans and leases	(528)	(36)	(102)

Net foregone interest income on impaired loans and leases	$1,007	$1,067	$2,600

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount we deem uncollectible. We record the charge-off through our allowance for loan and lease losses. For the six months ended June 30, 2011, we recorded net charge-offs of $3.2 million compared to recording net charge-offs for the six months ended June 30, 2010 of $1.4 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate level at June 30, 2011. However, given ongoing complexities with current workout situations, the lack of significant improvement in economic conditions and continued declines in collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies may require that certain loan and lease balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)

Allowance at beginning of period	$16,802	$15,342	$16,271	$14,124

Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(829)	(120)	(1,016)	(120)
Commercial real estate — non-owner occupied	(688)	—	(688)	—
Construction and land development	(1,112)	(445)	(1,570)	(460)
Multi-family	—	(102)	(3)	(102)
1-4 family	(107)	(84)	(261)	(194)
Commercial and industrial	(197)	(246)	(198)	(248)
Consumer and other
Home equity and second mortgage	(24)	—	(113)	—
Other	(26)	(327)	(35)	(327)

Total charge-offs	(2,983)	(1,324)	(3,884)	(1,451)

Recoveries:
Commercial real estate
Commercial real estate — non-owner occupied	1	—	1	—
Construction and land development	13	—	13	—
Multi-family	202	—	202	—
1-4 family	—	4	—	4
Commercial and industrial	367	—	376	1
Direct financing leases	11	—	19	—
Consumer and other
Home equity and second mortgage	50	—	61	—

Total recoveries	644	4	672	5

Net charge-offs	(2,339)	(1,320)	(3,212)	(1,446)
Provision for loan and lease losses	1,474	1,069	2,878	2,413

Allowance at end of period	$15,937	$15,091	$15,937	$15,091

Annualized net charge-offs as a % of average gross loans and leases	1.09%	0.62%	0.74%	0.34%

Liquidity and Capital Resources
During the six months ended June 30, 2011 and the year ended December 31, 2010, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, or dividends received from the Banks, if any. The Corporation’s principal liquidity requirements at June 30, 2011 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2010.
The Banks maintain liquidity by obtaining funds from several sources. The Banks’ primary sources of funds are principal and interest repayments on loans receivable and mortgage-related securities, deposits and other borrowings such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of June 30, 2011, our immediate on-balance sheet liquidity was $224.2 million. At June 30, 2011 and December 31, 2010, the Banks had $30.2 million and $40.8 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to pay down maturing debt, pay down maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin. Should loan growth opportunities be presented, we would also expect to utilize excess liquidity to fund loan portfolio growth.
We had $496.7 million of outstanding brokered deposits at June 30, 2011, compared to $499.1 million of brokered deposits as of December 31, 2010. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity.

The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the six-month period ending June 30, 2011. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least one year of maturities could be funded through borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
Contractual Obligations and Off-balance Sheet Arrangements
There were no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K for the year ended December 31, 2010. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Banks’ respective Asset/Liability Management Committees, in accordance with policies approved by the Banks’ respective Boards of Directors. These committees meet regularly to review the sensitivity of each Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
We use two techniques to measure interest rate risk. The first is simulation of earnings. The balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios.
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization and ability to utilize such instruments should they be necessary to manage interest rate exposure.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2011 has not changed materially since December 31, 2010.

Item 4.	Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings
From time to time, the Corporation and its subsidiaries are engaged in legal proceedings in the ordinary course of their respective businesses. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
There were no material changes to risk factors as previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs(2)

April 1, 2011 — April 30, 2011	301	$11.75	—	$177,150
May 1, 2011 — May 31, 2011	47	12.58	—	177,150
June 1, 2011 — June 30, 2011	—	—	—	177,150

(1)	The shares in this column represent the 348 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended June 30, 2011.

(2)	On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation may repurchase up to $1,000,000 of the Corporation’s outstanding stock. As of June 30, 2011, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

(31.1)	Certification of the Chief Executive Officer.
(31.2)	Certification of the Chief Financial Officer.
(32)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350.
(101)
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three- and six- months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*+

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+ Submitted electronically with this Quarterly Report.

Signatures
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

July 29, 2011	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 29, 2011	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350

(101)
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three- and six- months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*+

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Quarterly Report.