Form 10-Q
period 2011-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2011-10-28
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 19, 2011 was 2,628,634 shares.

[This page intentionally left blank]

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information

Item 1.	Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2011	2010
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$13,765	$9,450
Short-term investments	66,696	41,369

Cash and cash equivalents	80,461	50,819
Securities available-for-sale, at fair value	168,307	153,379
Loans and leases receivable, net of allowance for loan and lease losses of $14,141 and $16,271, respectively	846,663	860,935
Leasehold improvements and equipment, net	1,000	974
Foreclosed properties	2,043	1,750
Cash surrender value of bank-owned life insurance	17,462	16,950
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Accrued interest receivable and other assets	17,296	19,883

Total assets	$1,135,599	$1,107,057

Liabilities and Stockholders’ Equity
Deposits	$1,013,128	$988,298
Federal Home Loan Bank and other borrowings	39,495	41,504
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,911	11,605

Total liabilities	1,073,849	1,051,722

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,714,985 and 2,680,360 shares issued, 2,628,634 and 2,597,820 shares outstanding at 2011 and 2010, respectively	27	27
Additional paid-in capital	25,692	25,253
Retained earnings	35,301	29,808
Accumulated other comprehensive income	2,330	1,792
Treasury stock (86,351 and 82,540 shares at 2011 and 2010, respectively), at cost	(1,600)	(1,545)

Total stockholders’ equity	61,750	55,335

Total liabilities and stockholders’ equity	$1,135,599	$1,107,057

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,047	$13,031	$39,016	$38,964
Securities income	1,048	1,120	3,272	3,420
Short-term investments	24	25	76	98

Total interest income	14,119	14,176	42,364	42,482

Interest expense:
Deposits	4,107	5,011	13,107	15,735
Notes payable and other borrowings	628	725	1,868	2,217
Junior subordinated notes	280	280	832	832

Total interest expense	5,015	6,016	15,807	18,784

Net interest income	9,104	8,160	26,557	23,698
Provision for loan and lease losses	435	1,954	3,313	4,367

Net interest income after provision for loan and lease losses	8,669	6,206	23,244	19,331

Non-interest income:
Trust and investment services fee income	622	572	1,918	1,738
Service charges on deposits	425	423	1,215	1,236
Loan fees	380	311	1,079	887
Increase in cash surrender value of bank-owned life insurance	170	166	504	498
Credit, merchant and debit card fees	53	56	163	163
Other	78	143	266	464

Total non-interest income	1,728	1,671	5,145	4,986

Non-interest expense:
Compensation	3,840	3,434	11,413	10,331
Occupancy	351	360	1,050	1,108
Professional fees	369	335	1,141	1,175
Data processing	311	294	945	889
Marketing	295	180	823	557
Equipment	125	115	344	375
FDIC insurance	571	791	1,901	2,329
Collateral liquidation costs	155	287	574	845
Goodwill impairment	—	—	—	2,689
Net loss (gain) on foreclosed properties	29	(6)	158	12
Other	704	589	1,799	1,836

Total non-interest expense	6,750	6,379	20,148	22,146

Income before income tax expense	3,647	1,498	8,241	2,171
Income tax expense	1,468	529	2,201	1,828

Net income	$2,179	$969	$6,040	$343

Earnings per common share:
Basic	$0.83	$0.38	$2.32	$0.14
Diluted	0.83	0.38	2.32	0.14
Dividends declared per share	0.07	0.07	0.21	0.21
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393
Comprehensive income:
Net income	—	—	343	—	—	343
Unrealized securities gains arising during the period	—	—	—	1,624	—	1,624
Income tax effect	—	—	—	(649)	—	(649)

Comprehensive income						1,318
Share-based compensation — restricted shares	—	386	—	—	—	386
Cash dividends ($0.21 per share)	—	—	(534)	—	—	(534)
Treasury stock purchased (5,503 shares)	—	—	—	—	(52)	(52)

Balance at September 30, 2010	$26	$25,117	$29,391	$2,519	$(1,542)	$55,511

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335
Comprehensive income:
Net income	—	—	6,040	—	—	6,040
Unrealized securities gains arising during the period	—	—	—	893	—	893
Income tax effect	—	—	—	(355)	—	(355)

Comprehensive income						6,578
Share-based compensation — restricted shares	—	439	—	—	—	439
Cash dividends ($0.21 per share)	—	—	(547)	—	—	(547)
Treasury stock purchased (3,181 shares)	—	—	—	—	(55)	(55)

Balance at September 30, 2011	$27	$25,692	$35,301	$2,330	$(1,600)	$61,750

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	(In Thousands)
Operating activities
Net income	$6,040	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,124	(2,125)
Provision for loan and lease losses	3,313	4,367
Depreciation, amortization and accretion, net	1,638	1,102
Share-based compensation	439	386
Increase in cash surrender value of bank-owned life insurance	(504)	(498)
Origination of loans for sale	(1,283)	(657)
Sale of loans originated for sale	1,288	659
Gain on sale of loans originated for sale	(5)	(2)
Loss on foreclosed properties	158	12
Excess tax benefit from stock-based compensation	(2)	—
Goodwill impairment	—	2,689
Decrease (increase) in accrued interest receivable and other assets	1,306	(758)
(Decrease) increase in accrued interest payable and other liabilities	(696)	6,513

Net cash provided by operating activities	12,816	12,031

Investing activities
Proceeds from maturities of available-for-sale securities	31,299	27,575
Purchases of available-for-sale securities	(46,711)	(57,214)
Proceeds from sale of foreclosed properties	1,766	990
Net decrease (increase) in loans and leases	8,741	(28,528)
Investment in Aldine Capital Fund, L.P.	(210)	(150)
Purchases of leasehold improvements and equipment, net	(274)	(91)
Premium payment on bank owned life insurance policies	(8)	(8)

Net cash used in investing activities	(5,397)	(57,426)

Financing activities
Net increase in deposits	24,830	13,756
Repayment of FHLB advances	(2,009)	(16,008)
Excess tax benefit from stock-based compensation	2	—
Cash dividends paid	(545)	(534)
Purchase of treasury stock	(55)	(52)

Net cash provided by (used in) financing activities	22,223	(2,838)

Net increase (decrease) in cash and cash equivalents	29,642	(48,233)
Cash and cash equivalents at the beginning of the period	50,819	112,737

Cash and cash equivalents at the end of the period	$80,461	$64,504

Supplementary cash flow information
Interest paid on deposits and borrowings	$16,137	$18,738
Income taxes paid	2,950	3,798
Transfer to foreclosed properties	2,218	578
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. First Business Financial Services, Inc. (together with all of its subisidiaries, collectively referred to as “FBFS” or the “Corporation”) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly owned subsidiaries First Business Bank (“FBB”) and First Business Bank — Milwaukee (“FBB-Milwaukee”). FBB and FBB-Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Dane County and surrounding areas market with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB — Milwaukee operates as a commercial banking institution in the Waukesha County and surrounding areas market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC and FBB Real Estate, LLC (“FBBRE”). FBCC has a wholly-owned subsidiary, FMCC Nevada Corp. (“FMCCNC”). FMIC and FMCCNC are located in and were formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB — Milwaukee Real Estate, LLC (“FBBMRE”).
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements were included in the unaudited consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2011. Certain amounts in prior periods were reclassified to conform to the current presentation. Subsequent events were evaluated through the issuance of the unaudited consolidated financial statements.
Recent Accounting Pronouncements.
Troubled Debt Restructuring. In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This accounting guidance provides for clarification and guidance for evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance specifically states that a creditor must separately conclude that both of the following conditions exist for a restructuring to constitute a troubled debt restructuring: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The impact on the allowance for loan and lease losses as a result of the identification of additional troubled debt restructurings, if any, is to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Additionally, pursuant to ASU No. 2011-01, “Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, the disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for troubled debt restructurings, is also effective for reporting periods beginning on or after June 15, 2011. The Corporation’s adoption of this standard did not have a material impact on the consolidated financial condition and results of operations. Refer to Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for enhanced disclosures regarding troubled debt restructurings.

Fair Value Measurement. In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs”. This update was issued primarily to provide largely identical guidance about fair value measurement and disclosure requirements for International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Public companies are required to apply the standard prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, disclosure is required for changes in any valuation technique and related inputs that result from applying the standard. Quantification of the total effect should be made. The Corporation is currently evaluating the impact of this accounting guidance.
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
Note 2 — Earnings Per Common Share
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

For the three month periods ended September 30, 2011 and 2010, average anti-dilutive employee share-based awards totaled 146,979 and 174,861, respectively. For the nine month periods ended September 30, 2011 and 2010, average anti-dilutive employee share-based awards totaled 145,526 and 188,542, respectively.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic earnings per common share
Net income	$2,178,711	$968,733	$6,040,675	$342,716
Less: earnings allocated to participating securities	83,222	18,020	230,298	7,952

Earnings allocated to common shareholders	$2,095,489	$950,713	$5,810,377	$334,764

Weighted-average common shares outstanding, excluding participating securities	2,511,767	2,489,278	2,502,991	2,479,706

Basic earnings per common share	$0.83	$0.38	$2.32	$0.14

Diluted earnings per common share
Earnings allocated to common shareholders	$2,095,489	$950,713	$5,810,377	$334,764
Reallocation of undistributed earnings	(1)	—	—	—

Earnings allocated to common shareholders	$2,095,488	$950,713	$5,810,377	$334,764

Weighted average common shares outstanding	2,511,767	2,489,278	2,502,991	2,479,706
Dilutive effect of share-based awards	50	—	—	—

Weighted-average diluted common shares outstanding	2,511,817	2,489,278	2,502,991	2,479,706

Diluted earnings per common share	$0.83	$0.38	$2.32	$0.14
Note 3 — Share-Based Compensation
The Corporation adopted the 2001 Equity Incentive Plan and the 2006 Equity Incentive Plan (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”) as well as restricted stock. As of September 30, 2011, 43,110 shares were available for future grants under the 2006 Equity Incentive Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2006 Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans. The 2001 Plan expired February 16, 2011. The 2006 plan expires January 30, 2016.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plans. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the 2001 and 2006 Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation met the definition of a public entity and no Stock Options were modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011, all Stock Options granted and not previously forfeited have vested.

Stock Option activity for the year ended December 31, 2010 and nine months ended September 30, 2011 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Life (Years)
Outstanding at December 31, 2009	142,790	$22.01	3.66
Granted	—	—
Exercised	—	—
Expired	(4,024)	19.38
Forfeited	—	—

Outstanding at December 31, 2010	138,766	$22.09	2.75

Exercisable at December 31, 2010	138,766		2.75

Outstanding as of December 31, 2010	138,766	$22.09	2.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at September 30, 2011	138,766	$22.09	2.00

Exercisable at September 30, 2011	138,766	$22.09	2.00

Restricted Shares
Under the Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the Plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the nine months ended September 30, 2011, there were two restricted share awards that vested on a date at which the market price was greater than the market value on the date of grant and is reflected in the unaudited consolidated statement of cash flows. For the nine months ended September 30, 2010, all restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore no excess tax benefit is reflected in the unaudited consolidated statement of cash flows for that period.

Restricted share activity for the year ended December 31, 2010 and the nine months ended September 30, 2011 was as follows:

		Weighted Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested balance as of December 31, 2009	70,262	$17.88
Granted	64,725	13.97
Vested	(33,430)	19.28
Forfeited	(375)	14.55

Nonvested balance as of December 31, 2010	101,182	14.93
Granted	34,625	17.05
Vested	(22,014)	17.92
Forfeited	—	—

Nonvested balance as of September 30, 2011	113,793	14.99

As of September 30, 2011, $1.4 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over three years. As of September 30, 2011, all restricted shares that vested were delivered. For the nine months ended September 30, 2011 and 2010, share-based compensation expense included in the consolidated statements of income totaled $439,000 and $386,000, respectively.
Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of September 30, 2011
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Municipal obligations	$626	$11	$—	$637
Collateralized mortgage obligations — government agencies	163,773	3,782	(62)	167,493
Collateralized mortgage obligations — government-sponsored enterprises	175	2	—	177

	$164,574	$3,795	$(62)	$168,307

	As of December 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$149,948	$3,255	$(427)	$152,776
Collateralized mortgage obligations — government-sponsored enterprises	591	12	—	603

	$150,539	$3,267	$(427)	$153,379

Collateralized mortgage obligations — government agencies represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Municipal obligations include securities issued by various municipalities located within the State of Wisconsin and are tax-exempt general obligation bonds.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	421	432
Due in five through ten years	1,934	1,994
Due in over ten years	162,219	165,881

	$164,574	$168,307

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, the Corporation had four out of 148 securities and 17 out of 133 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2011, the Corporation did not hold any securities that had been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of September 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$8,467	$62	$—	$—	$8,467	$62

	$8,467	$62	$—	$—	$8,467	$62

	As of December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$31,862	$427	$—	$—	$31,862	$427

	$31,862	$427	$—	$—	$31,862	$427

There were no sales of securities available for sale in the three and nine month periods ended September 30, 2011 and 2010.
At September 30, 2011 and December 31, 2010, securities with a fair value of $22.5 million and $30.8 million, respectively, were pledged to secure interest rate swap contracts and outstanding Federal Home Loan Bank (FHLB) advances. Securities pledged also provide for future availability for additional advances from the FHLB.
Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Commercial real estate loans
Commercial real estate — owner occupied	$156,011	$152,560
Commercial real estate — non-owner occupied	309,338	307,307
Construction and land development	48,147	61,645
Multi-family	42,139	43,012
1-4 family	47,234	53,849

Total commercial real estate loans	602,869	618,373

Commercial and industrial loans	224,257	225,921

Direct financing leases, net	16,324	19,288

Consumer and other
Home equity loans and second mortgage loans	5,252	5,091
Consumer and other	12,760	9,315

	18,012	14,406

Total gross loans and lease receivables	861,462	877,988
Less:
Allowance for loan and lease losses	14,141	16,271
Deferred loan fees	658	782

Loans and lease receivables, net	$846,663	$860,935

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended September 30, 2011 and 2010 was $10.9 million and $17.8 million, respectively. For the nine months ended September 30, 2011 and 2010, $21.0 million and $30.2 million of loans were transferred to third parties. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $10.9 million and $21.0 million for the three and nine months ended September 30, 2011 and the $17.8 million and $30.2 million for the three and nine months ended September 30, 2010 has been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the three and nine months ended September 30, 2011 and 2010.

The total amount of outstanding loans transferred to third parties as loan participations at September 30, 2011 and December 31, 2010 was $61.9 million and $56.0 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of partial ownership, relationship management and all servicing responsibilities. As of September 30, 2011 and December 31, 2010, the total amount of loan participations remaining on the Corporation’s balance sheet was $79.3 million and $68.1 million, respectively. As of September 30, 2011 and December 31, 2010, $3.5 million and $3.6 million of the loans in this participation sold portfolio were considered impaired, respectively. In 2010 and 2011, the Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans and is measured by the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of September 30, 2011 and December 31, 2010:

	Category
As of September 30, 2011	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$123,993	$13,212	$14,936	$3,870	$156,011
Commercial real estate — non-owner occupied	234,920	38,728	30,478	5,212	309,338
Construction and land development	29,219	6,079	5,325	7,524	48,147
Multi-family	32,484	6,826	808	2,021	42,139
1-4 family	24,863	12,534	5,564	4,273	47,234

Commercial and industrial	189,044	20,638	12,861	1,714	224,257

Direct financing leases, net	11,628	3,926	745	25	16,324

Consumer and other:
Home equity and second mortgages	3,763	210	258	1,021	5,252
Other	11,213	78	—	1,469	12,760

Total portfolio	$661,127	$102,231	$70,975	$27,129	$861,462

Rating as a % of total portfolio	76.74%	11.87%	8.24%	3.15%	100.00%

	Category
As of December 31, 2010	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$113,002	$25,777	$6,780	$7,001	$152,560
Commercial real estate — non-owner occupied	232,868	36,128	33,167	5,144	307,307
Construction and land development	39,662	7,838	4,870	9,275	61,645
Multi-family	31,472	6,049	1,305	4,186	43,012
1-4 family	33,310	11,973	4,329	4,237	53,849

Commercial and industrial	183,051	24,460	11,974	6,436	225,921

Direct financing leases, net	12,666	6,403	219	—	19,288

Consumer and other:
Home equity and second mortgages	3,726	134	292	939	5,091
Other	7,359	50	—	1,906	9,315

Total portfolio	$657,116	$118,812	$62,936	$39,124	$877,988

Rating as a % of total portfolio	74.84%	13.53%	7.17%	4.46%	100.00%
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
Category IV — Management considers loans and leases in this category to be impaired. Impaired loans and leases were placed on non-accrual as management had determined that it is probable that the Banks will not receive the required principal and interest in accordance with the contractual terms of the contract. Category IV also includes performing troubled debt restructurings. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Management, loan committees of the Banks, as well as Banks’ Board of Directors monitor loans and leases in this category on a monthly basis.

The delinquency aging of the loan and lease portfolio by class of receivable as of September 30, 2011 and December 31, 2010 were as follows:

			Greater
	30-59	60-89	than 90
	days past	days past	days past	Total		Total
As of September 30, 2011	due	due	due	past due	Current	loans
	(Dollars In Thousands)
Accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$—	$—	$152,141	$152,141
Non-owner occupied	—	—	—	—	304,126	304,126
Construction and land development	—	—	—	—	40,623	40,623
Multi-family	—	—	—	—	40,118	40,118
1-4 family	—	—	—	—	43,075	43,075
Commercial & Industrial	—	—	—	—	222,543	222,543
Direct financing leases, net	—	—	—	—	16,299	16,299
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,231	4,231
Other	—	—	—	—	11,291	11,291

Total	—	—	—	—	834,447	834,447

Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,022	$2,022	$1,848	$3,870
Non-owner occupied	—	2,039	2,867	4,906	306	5,212
Construction and land development	—	—	1,011	1,011	6,513	7,524
Multi-family	—	1,541	480	2,021	—	2,021
1-4 family	145	—	307	452	3,707	4,159
Commercial & Industrial	2	40	273	315	1,399	1,714
Direct financing leases, net	—	—	—	—	25	25
Consumer and other:
Home equity and second mortgages	46	—	316	362	659	1,021
Other	—	—	1,467	1,467	2	1,469

Total	193	3,620	8,743	12,556	14,459	27,015

Total loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,022	$2,022	$153,989	$156,011
Non-owner occupied	—	2,039	2,867	4,906	304,432	309,338
Construction and land development	—	—	1,011	1,011	47,136	48,147
Multi-family	—	1,541	480	2,021	40,118	42,139
1-4 family	145	—	307	452	46,782	47,234
Commercial & Industrial	2	40	273	315	223,942	224,257
Direct financing leases, net	—	—	—	—	16,324	16,324
Consumer and other:
Home equity and second mortgages	46	46	316	362	4,890	5,252
Other	—	—	1,467	1,467	11,293	12,760

Total	$193	$3,620	$8,743	$12,556	$848,906	$861,462

Percent of portfolio	0.02%	0.43%	1.01%	1.46%	98.54%	100.00%

			Greater
	30-59	60-89	than 90
	days past	days past	days past	Total		Total
As of December 31, 2010	due	due	due	past due	Current	loans
	(Dollars In Thousands)
Accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$—	$—	$146,277	$146,227
Non-owner occupied	—	448	—	448	301,715	302,163
Construction and land development	—	1	—	1	52,369	52,370
Multi-family	—	—	—	—	38,826	38,826
1-4 family	603	—	—	603	49,009	49,612
Commercial & Industrial	58	1,304	1,236	2,598	216,887	219,485
Direct financing leases, net	—	—	—	—	19,288	19,288
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,152	4,152
Other	4	—	9	13	7,396	7,409

Total	665	1,753	1,245	3,663	835,919	839,582

Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$3,334	$6,283
Non-owner occupied	—	—	2,222	2,222	2,922	5,144
Construction and land development	850	420	1,136	2,406	6,869	9,275
Multi-family	—	—	1,041	1,041	3,145	4,186
1-4 family	75	—	1,900	1,975	2,262	4,237
Commercial & Industrial	122	—	466	588	5,848	6,436
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	257	257	682	939
Other	—	—	1,848	1,848	58	1,906

Total	1,047	420	11,819	13,286	25,120	38,406

Total loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$149,611	$152,560
Non-owner occupied	—	448	2,222	2,670	304,637	307,307
Construction and land development	850	421	1,136	2,407	59,238	61,645
Multi-family	—	—	1,041	1,041	41,971	43,012
1-4 family	678	—	1,900	2,578	51,271	53,849
Commercial & Industrial	180	1,304	1,702	3,186	222,735	225,921
Direct financing leases, net	—	—	—	—	19,288	19,288
Consumer and other:
Home equity and second mortgages	—	—	257	257	4,834	5,091
Other	4	—	1,857	1,861	7,454	9,315

Total	$1,712	$2,173	$13,064	$16,949	$861,039	$877,988

Percent of portfolio	0.19%	0.25%	1.49%	1.93%	98.07%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at September 30, 2011 and December 31, 2010, respectively.

	September 30,	December 31,
	2011	2010
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$3,870	$6,283
Commercial real estate — non-owner occupied	5,212	5,144
Construction and land development	7,524	9,275
Multi-family	2,021	4,186
1-4 family	4,159	4,237

Total non-accrual commercial real estate	22,786	29,125

Commercial and industrial	1,714	6,436

Direct financing leases, net	25	—

Consumer and other:
Home equity and second mortgage	1,021	939
Other	1,469	1,906

Total non-accrual consumer and other loans	2,490	2,845

Total non-accrual loans and leases	27,015	38,406
Foreclosed properties, net	2,043	1,750

Total non-performing assets	$29,058	$40,156

Performing troubled debt restructurings	$114	$718

	September 30,	December 31
	2011	2010

Total non-accrual loans and leases to gross loans and leases	3.14%	4.37%
Total non-performing assets to total assets	2.56	3.63
Allowance for loan and lease losses to gross loans and leases	1.64	1.85
Allowance for loan and lease losses to non-accrual loans and leases	52.34	42.37
As of September 30, 2011 and December 31, 2010, $15.9 million and $18.7 million of the impaired loans were considered troubled debt restructurings, respectively. As of September 30, 2011, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of September 30, 2011			As of December 31, 2010
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars In Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	7	$1,264	$1,225	2	$751	$718
Commercial real estate — non-owner occupied	5	2,919	2,345	3	2,863	2,764
Construction and land development	3	7,897	5,181	1	8,601	7,210
Multi-family	1	1,434	—	1	1,434	1,213
1-4 family	17	3,959	3,840	12	3,092	2,672
Commercial and industrial	7	2,090	1,232	8	4,408	2,497
Direct financing leases, net	1	32	25	—	—	—
Consumer and other:
Home equity and second mortgage	7	707	665	6	562	501
Other	1	2,076	1,467	4	3,140	1,827

Total	49	$22,378	$15,980	37	$24,851	$19,402

As of both September 30, 2011 and December 31, 2010, there were no troubled debt restructurings that subsequently defaulted on their modified obligation. For the three and nine months ended September 30, 2011, the primary reason for troubled debt restructuring classification is due to the Banks’ decision to provide below market interest rates to assist the borrowers in managing their cash flow as well as extensions of credit either through additional dollars or an extension of time when additional collateral or other evidence of repayment was not available. As a result of the adoption of the accounting standard, we identified four additional loans with a post modification balance of $1.9 million. These additional new loans did not have a material impact on the Corporation’s provision for loan and lease losses expense for the nine months ended September 30, 2011, and the allowance for loan and lease losses at September 30, 2011 as the majority of the new loans identified were previously identified as impaired but not necessarily with a troubled debt restructuring designation and were therefore already evaluated in accordance with the Corporation’s reserve methodology.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Nine Months Ended September 30, 2011
							Net
		Unpaid		Average	Foregone	Interest	Foregone
	Recorded	principal	Impairment	recorded	interest	income	Interest
	investment	balance	reserve	investment(1)	income	recognized	Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,480	$3,685	$—	$5,232	$341	$105	$236
Non-owner occupied	5,162	6,159	—	5,666	333	—	333
Construction and land development	2,284	3,157	—	2,643	175	48	127
Multi-family	2,021	2,258	—	3,816	309	—	309
1-4 family	2,307	2,424	—	2,434	186	74	112
Commercial and industrial	1,202	1,380	—	4,695	358	421	(63)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	820	844	—	909	48	1	47
Other	1,467	1,852	—	1,804	109	6	103

Total	17,743	21,759	—	27,199	1,859	655	1,204

With impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,390	$1,390	$24	$992	$104	$—	$104
Non-owner occupied	50	50	24	58	2	—	2
Construction and land development	5,240	7,901	329	6,149	142	—	142
Multi-family	—	—	—	—	—	—	—
1-4 family	1,966	1,966	380	1,793	84	—	84
Commercial and industrial	512	512	252	373	17	—	17
Direct financing leases, net	25	25	25	10	1	—	1
Consumer and other:
Home equity loans and second mortgages	201	201	80	210	15	—	15
Other	2	2	2	—	—	—	—

Total	9,386	12,047	1,116	9,585	365	—	365

Total:
Commercial real estate:
Owner occupied	$3,870	$5,075	$24	$6,224	$445	$105	$340
Non-owner occupied	5,212	6,209	24	5,724	335	—	335
Construction and land development	7,524	11,058	329	8,792	317	48	269
Multi-family	2,021	2,258	—	3,816	309	—	309
1-4 family	4,273	4,390	380	4,227	270	74	196
Commercial and industrial	1,714	1,892	252	5,068	375	421	(46)
Direct financing leases, net	25	25	25	10	1	—	1
Consumer and other:
Home equity loans and second mortgages	1,021	1,045	80	1,119	63	1	62
Other	1,469	1,854	2	1,804	109	6	103

Grand total	$27,129	$33,806	$1,116	$36,784	$2,224	$655	$1,569

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans and leases recorded investment and the unpaid principal balance of $6.7 million represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. As of December 31, 2010, the Corporation had $19.7 million of impaired loans and leases that did not require an impairment reserve, and $19.4 million of impaired loans and leases that did require a specific reserve of $3.5 million. Average total impaired loans and leases was $29.7 million for the year ended December 31, 2010. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income. Net foregone interest for the nine months ended September 30, 2011 was $1.6 million. For the nine months ended September 30, 2010, net foregone interest was $1.8 million.

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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Nine Months Ended September 30, 2011
		Commercial		Direct
	Commercial	and	Consumer	Financing
	real estate	industrial	and other	Lease, Net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(5,444)	(471)	(325)	—	(6,240)
Recoveries	277	432	69	19	797
Provision	3,488	(338)	187	(24)	3,313

Ending Balance	$9,588	$3,900	$413	$240	$14,141

Ending balance: individually evaluated for impairment	$757	$252	$82	$25	$1,116

Ending balance: collectively evaluated for impairment	$8,831	$3,648	$331	$215	$13,025

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Loans and lease receivables:
Ending balance, gross	$602,869	$224,257	$18,012	$16,324	$861,462

Ending balance: individually evaluated for impairment	$22,900	$1,714	$2,490	$25	$27,129

Ending balance: collectively evaluated for impairment	$579,969	$222,543	$15,522	$16,299	$834,333

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Allowance as % of gross loans	1.59%	1.74%	2.29%	1.47%	1.64%

Note 6 — Deposits
Deposits consisted of the following:

	September 30, 2011			December 31, 2010
		Weighted	Weighted		Weighted
		average	average		average	Weighted
	Balance	balance	rate	Balance	balance	average rate
	(Dollars In Thousands)

Non-interest bearing transaction accounts	$118,595	$108,293	—%	$88,529	$68,430	—%
Interest bearing transaction accounts	21,502	26,682	0.28	44,428	74,784	0.35
Money market accounts	317,908	286,980	0.98	276,748	258,569	1.08
Certificates of deposit	72,359	80,064	1.39	79,491	84,828	2.03
Brokered certificates of deposit	482,764	494,894	2.72	499,102	480,709	3.32

Total deposits	$1,013,128	$996,913		$988,298	$967,320

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011			December 31, 2010
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(Dollars In Thousands)

Federal funds purchased	$—	$169	0.86%	$—	$—	—%
FHLB advances	485	709	5.78	2,494	13,414	4.78
Line of credit	10	2,930	4.04	10	10	4.06
Subordinated notes payable	39,000	39,000	5.95	39,000	39,000	5.55
Junior subordinated notes	10,315	10,315	10.75	10,315	10,315	10.78

	$49,810	$53,123	6.78	$51,819	$62,739	6.26

Short-term borrowings	$10			$2,010
Long-term borrowings	49,800			49,809

	$49,810			$51,819

As of September 30, 2011, the Corporation was in compliance with its debt covenants under its senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. For both nine-month periods ended September 30, 2011 and 2010, the Corporation incurred unused line fee interest expense of $7,000.
In September 2011, the Corporation renewed $31.0 million of its subordinated debt. This debt has a maturity of May 15, 2017 and bears an interest rate of LIBOR plus 4.75% with an interest rate floor of 7.00%.

Note 8 — Income Taxes
Like many financial institutions located in Wisconsin, FBB established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBCC established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. Prior to the formation of the investment subsidiaries, FBB sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. FBB believes that it complied with Wisconsin law and the private rulings received from the Department. In April 2011, the Department issued an assessment to FBB and FBCC. In June 2011, FBB, FBCC and the Department entered into a settlement agreement, the terms of which are subject to confidentiality clauses. However, the settlement of this matter with the Department did not result in a liability materially different than that which had been previously accrued in the consolidated results and financial position.
A summary of all of the Corporation’s uncertain tax positions, excluding interest accruals associated with uncertain tax positions are as follows:

	Year Ended December 31,
	For the nine months
	ended September 30,	Year Ended
	2011	December 31, 2010
	(In Thousands)
Unrecognized tax benefits at beginning of year	$2,432	$2,428
Additions based on tax positions related to current year	7	4
Reductions for tax positions related to current year	(9)	(7)
Additions for tax positions of prior years	4	8
Reductions for tax positions of prior years	—	(1)
Settlements	(2,417)	—

Unrecognized tax benefits at end of year	$17	$2,432

As of September 30, 2011, State of Wisconsin tax years that remain open to audit are 2009 and 2010. Federal tax years that remain open are 2006 through 2009. As of September 30, 2011, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.
On June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis. These net business loss carryforwards can be used to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired.
The Corporation had State net operating losses of $14.4 million and $38.8 million and related deferred tax assets of $753,000 and $2.0 million, as of September 30, 2011 and December 31, 2010, respectively. The valuation allowance associated with these deferred tax assets was $11,000 and $1.2 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, management believes it is more likely than not that the net deferred tax assets, in excess of valuation allowance, will be fully realizable.

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
Level 3 — Level 3 inputs are inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
September 30, 2011	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$637	$—	$637
Collateralized mortgage obligations — government agencies	—	167,493	—	167,493
Collateralized mortgage obligations — government sponsored enterprises	—	177	—	177
Interest rate swaps	—	3,510	—	3,510

Liabilities:
Interest rate swaps	$—	$3,510	$—	$3,510

	Fair Value Measurements Using
December 31, 2010	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Collateralized mortgage obligations — government agencies	$—	$152,776	$—	$152,776
Collateralized mortgage obligations — government sponsored enterprises	—	603	—	603
Interest rate swaps	—	2,841	—	2,841

Liabilities:
Interest rate swaps	$—	$2,841	$—	$2,841
There were no transfers in or out of Level 1 or 2 during the nine months ended September 30, 2011 or the year ended December 31, 2010.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Nine Months Ended September 30, 2011
					Total
	Balance at	Fair Value Measurements Using			Gains
	September 30, 2011	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$17,854	$—	$17,623	$231	$—
Foreclosed properties	2,043	—	2,007	36	(275)

		As of and for the year ended December 31, 2010
					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2010	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$22,241	$—	$18,112	$4,129	$—
Foreclosed properties	1,750	—	1,660	90	(326)
Goodwill	—	—	—	—	(2,689)
Impaired loans that are collateral dependent were written down to their fair value of $17.9 million and $22.2 million at September 30, 2011 and December 31, 2010, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the nine months ended September 30, 2011, $2.2 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the nine months ended September 30, 2011, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $275,000 on foreclosed properties for the nine months ended September 30, 2011. At September 30, 2011 and December 31, 2010, foreclosed properties, at fair value, were $2.0 million and $1.8 million, respectively.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$80,461	$80,461	$50,819	$50,819
Securities available-for-sale	168,307	168,307	153,379	153,379
Loans and lease receivables, net	846,663	853,090	860,935	852,790
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	17,462	17,462	16,950	16,950
Accrued interest receivable	3,213	3,213	3,405	3,405
Interest rate swaps	3,510	3,510	2,841	2,841

Financial liabilities:
Deposits	$1,013,128	1,033,764	$988,298	$998,713
Federal Home Loan Bank and other borrowings	39,495	40,064	41,504	41,567
Junior subordinated notes	10,315	6,997	10,315	7,224
Interest rate swaps	3,510	3,510	2,841	2,841
Accrued interest payable	3,314	3,314	3,643	3,643

Off balance sheet items:
Standby letters of credit	47	47	41	41
Commitments to extend credit	—	*	—	*

*	Not meaningful
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
At September 30, 2011, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $49.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $49.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $3.5 million and were included in accrued interest receivable and other assets. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $3.5 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of September 30, 2011.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of September 30, 2011 and December 31, 2010.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)

Derivatives not designated as hedging instruments
September 30, 2011	Other assets	$3,510	Other liabilities	$3,510
December 31, 2010	Other assets	$2,841	Other liabilities	$2,841
No derivative instruments held by the Corporation for the nine months ended September 30, 2011 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio the change in fair value for the nine months ended September 30, 2011 and 2010 had no net impact to the unaudited consolidated income statement.

Note 11 — Regulatory Capital
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation has updated its Capital and Liquidity Action Plan (the “Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Board of Directors and management work in concert with the appropriate regulatory bodies on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
The Banks are also subject to certain legal, regulatory and other restrictions on their ability to pay dividends to the Corporation. As a bank holding company, the payment of dividends by the Banks to the Corporation is one of the sources of funds the Corporation could use to pay dividends, if any, in the future and to make other payments. Future dividend decisions by the Banks and the Corporation will continue to be subject to compliance with various legal, regulatory and other restrictions as defined from time to time.
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. Management believes, as of September 30, 2011, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2010, the latest evaluation date.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2011 and December 31, 2010, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2011

Total capital
(to risk-weighted assets)
Consolidated	$115,548	12.66%	$73,043	8.00%	N/A	N/A
First Business Bank	105,911	12.94	65,455	8.00	$81,819	10.00%
First Business Bank — Milwaukee	15,100	15.90	7,599	8.00	9,498	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$69,401	7.60%	$36,521	4.00%	N/A	N/A
First Business Bank	95,656	11.69	32,728	4.00	$49,091	6.00%
First Business Bank — Milwaukee	13,907	14.64	3,799	4.00	5,699	6.00

Tier 1 capital
(to average assets)
Consolidated	$69,401	6.21%	$44,717	4.00%	N/A	N/A
First Business Bank	95,656	9.88	38,732	4.00	$48,415	5.00%
First Business Bank — Milwaukee	13,907	9.29	5,989	4.00	7,487	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
General Overview
•	Total assets were $1.136 billion as of September 30, 2011 compared to $1.107 billion as of December 31, 2010.
•	Net income for the three months ended September 30, 2011 was $2.2 million compared to net income of $969,000 for the three months ended September 30, 2010. Net income for the nine months ended September 30, 2011 was $6.0 million compared to net income of $343,000 for the nine months ended September 30, 2010. The net income for the nine months ended September 30, 2010 was impacted by a $2.7 million goodwill impairment charge that was recorded in June 2010. The goodwill impairment was an accounting adjustment that did not affect cash flows, liquidity, regulatory capital, regulatory capital ratios or the future operations of our Corporation.
•	Excluding the impact of the goodwill impairment for the 2010 reporting periods, net income for the nine months ended September 30, 2010 was $3.0 million. Net income for the nine months ended September 30, 2011 represents a $3.0 million increase over net income for the nine months ended September 30, 2010, excluding goodwill impairment.
•	Diluted earnings per common share for the three months ended September 30, 2011 was $0.83 compared to diluted earnings per common share of $0.38 for the three months ended September 30, 2010. Diluted earnings per common share for the nine months ended September 30, 2011 were $2.32 compared to diluted earnings per common share of $0.14. Diluted losses per common share for the nine month period ended September 30, 2010 included a $1.06 per share goodwill impairment charge. Excluding the impairment of goodwill, diluted earnings per common share were $1.20 for the nine months ended September 30, 2010.

•	Net interest margin increased to 3.40% for the three months ended September 30, 2011 compared to 3.12% for the three months ended September 30, 2010. Net interest margin increased to 3.31% for the nine months ended September 30, 2011 compared to 3.03% for the nine months ended September 30, 2010.
•	Top line revenue, the sum of net interest income and non-interest income, increased 10.5% to $31.7 million for the nine months ended September 30, 2011 compared to $28.7 million for the nine months ended September 30, 2010.
•	Provision for loan and lease losses was $435,000 for the three months ended September 30, 2011 compared to $2.0 million for same time period in the prior year. Loan and lease loss provision was $3.3 million for the nine months ended September 30, 2011 compared to $4.4 million for the nine months ended September 30, 2010. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.64% at September 30, 2011 and 1.85% at December 31, 2010.
•	Non-performing assets declined by $11.1 million, or 27.6%, to $29.1 million at September 30, 2011 from $40.2 million at December 31, 2010.
•	Annualized return on average equity and return on average assets were 14.02% and 0.78%, respectively, for the three month period ended September 30, 2011, compared to 6.96% and 0.35%, respectively, for the same time period in 2010. Annualized return on average equity and return on average assets were 13.67% and 0.72%, respectively, for the nine months ended September 30, 2011, compared to 0.82% and 0.04%, respectively, for the nine months ended September 30, 2010. Excluding the goodwill impairment, annualized return on average equity and annualized return on average assets was 7.22% and 0.37%, respectively, for the nine months ended September 30, 2010.
In the bullet points above, we present for the nine months ended September 30, 2010 (1) net income and diluted earnings per common share, in each case excluding the goodwill impairment and (2) annualized returns on average assets and annualized returns on average equity, calculated using net income excluding goodwill impairment. Each of those presented measures is a non-GAAP measure. We use these measures because we believe they provide greater comparability of the profitability to all periods presented.
Results of Operations
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 10.5% for the nine months ended September 30, 2011, as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)

Net interest income	$9,104	$8,160	11.6%	$26,557	$23,698	12.1%
Non-interest income	1,728	1,671	3.4	5,145	4,986	3.2

Total top line revenue	$10,832	$9,831	10.2	$31,702	$28,684	10.5

Core Earnings
Core earnings is comprised of our pre-tax income adding back our provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our core earnings metric has improved by 26.8% when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in Thousands)

Income before income tax expense	$3,647	$1,498	143.5%	$8,241	$2,171	279.6%
Add back:
Goodwill impairment	—	—	—	—	2,689	(100.0)
Provision for loan and lease losses	435	1,954	(77.7)	3,313	4,367	(24.1)
Loss (gain) on foreclosed properties	29	(6)	*	158	12	1,216.7

Core earnings	$4,111	$3,446	19.3	$11,712	$9,239	26.8

*	Not meaningful
Return on Average Equity and Return on Average Assets. Annualized return on average equity for the three months ended September 30, 2011 was 14.02% compared to 6.96% for the three months ended September 30, 2010. Annualized return on average equity for the nine months ended September 30, 2011 was 13.67% compared to 0.82% for the nine months ended September 30, 2010. The increase in return on average equity was due to the improvement in net income including the absence of goodwill impairment in 2011. We view return on average equity to be an important measure of profitability, and we are continuing to focus on improving our return on average equity by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit. Annualized return on average assets for the three months ended September 30, 2011 was 0.78% compared to 0.35% for the three months ended September 30, 2010. Annualized return on average assets for the nine months ended September 30, 2011 was 0.72% compared to 0.04% for the nine months ended September 30, 2010. The increase in return on average assets was primarily due to the improvement in net income as well as the absence of goodwill impairment in 2011. Excluding the goodwill impairment, annualized return on average equity and annualized return on average assets for the nine months ended September 30, 2010 were 7.22% and 0.37%, respectively.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare and respond to such changes.

The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and nine months ended September 30, 2011 compared to the same periods of 2010.

	Increase (Decrease) for the Three Months				Increase (Decrease) for the Nine Months
	Ended September 30,				Ended September 30,
	2011 Compared to 2010				2011 Compared to 2010
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(248)	$(16)	$1	$(263)	$(603)	$400	$(10)	$(213)
Commercial and industrial loans	152	174	7	333	144	394	5	543
Direct financing leases	(5)	(89)	1	(93)	(64)	(347)	19	(392)
Consumer and other loans	20	17	2	39	72	36	6	114

Total loans and leases receivable	(81)	86	11	16	(451)	483	20	52
Mortgage-related securities	(231)	199	(41)	(73)	(693)	681	(138)	(150)
Investment securities	—	—	1	1	—	—	1	1
FHLB Stock	1	—	—	1	2	—	—	2
Short-term investments	1	(3)	—	(2)	(1)	(22)	—	(23)

Total net change in income on interest-earning assets	(310)	282	(29)	(57)	(1,143)	1,142	(117)	(118)

Interest-Bearing Liabilities
Transaction accounts	6	(35)	(4)	(33)	(57)	(145)	38	(164)
Money market	(10)	116	(1)	105	(249)	286	(34)	3
Certificates of deposit	(146)	(47)	16	(177)	(443)	(76)	26	(493)
Brokered certificates of deposit	(863)	82	(18)	(799)	(2,353)	471	(92)	(1,974)

Total deposits	(1,013)	116	(7)	(904)	(3,102)	536	(62)	(2,628)
FHLB advances	64	(166)	(62)	(164)	140	(582)	(134)	(576)
Other borrowings	67	—	—	67	92	127	8	227

Total net change in expense on interest-bearing liabilities	(882)	(50)	(69)	(1,001)	(2,870)	81	(188)	(2,977)

Net change in net interest income	$572	$332	$40	$944	$1,727	$1,061	$71	$2,859

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended September 30, 2011 and 2010. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$606,124	$8,228	5.43%	$607,250	$8,491	5.59%
Commercial and industrial loans(1)	220,004	4,386	7.97	210,941	4,053	7.69
Direct financing leases(1)	16,497	251	6.09	22,254	344	6.18
Consumer and other loans	18,382	182	3.97	16,456	143	3.48

Total loans and leases receivable(1)	861,007	13,047	6.06	856,901	13,031	6.08
Mortgage-related securities(2)	168,219	1,047	2.49	142,794	1,120	3.14
Investment securities	230	1	2.49	36	—	—
Federal Home Loan Bank stock	2,367	1	0.10	2,367	—	—
Short-term investments	38,170	23	0.25	42,510	25	0.24

Total interest-earning assets	1,069,993	14,119	5.28	1,044,608	14,176	5.43

Non-interest-earning assets	52,160			48,246

Total assets	$1,122,153			$1,092,854

Interest-Bearing Liabilities
Transaction accounts	$23,647	17	0.29	$77,709	50	0.26
Money market	286,893	708	0.99	240,460	603	1.00
Certificates of deposits	76,337	252	1.32	85,764	429	2.00
Brokered certificates of deposit	497,585	3,130	2.52	487,427	3,929	3.22

Total interest-bearing deposits	884,462	4,107	1.86	891,360	5,011	2.25
FHLB advances	486	8	6.19	14,324	172	4.80
Other borrowings	39,010	620	6.36	39,010	553	5.67
Junior subordinated notes	10,315	280	10.87	10,315	280	10.86

Total interest-bearing liabilities	934,273	5,015	2.15	955,009	6,016	2.52

Non-interest-bearing demand deposit accounts	115,332			69,028
Other non-interest-bearing liabilities	10,382			13,099

Total liabilities	1,059,987			1,037,136
Stockholders’ equity	62,166			55,718

Total liabilities and stockholders’ equity	$1,122,153			$1,092,854

Net interest income		$9,104			$8,160

Interest rate spread			3.13%			2.91%
Net interest-earning assets	$135,720			$89,599

Net interest margin			3.40%			3.12%
Average interest-earning assets to average interest-bearing liabilities	114.53%			109.38%
Return on average assets	0.78			0.35
Return on average equity	14.02			6.96
Average equity to average assets	5.54			5.10
Non-interest expense to average assets	2.41			2.33

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Net interest income increased by $944,000, or 11.6%, during the three months ended September 30, 2011 compared to the same period in 2010. The increase in net interest income is primarily attributable to favorable rate variances from lower cost of deposits. The Federal Reserve held interest rates constant across the three-month periods ended September 30, 2011 and September 30, 2010. Therefore the majority of the increase in net interest income associated with rate variances was caused by pricing deposits commensurate with current market conditions and demand along with replacing higher yielding maturing brokered certificates of deposits at lower current market rates.
The yield on average earning assets for the three months ended September 30, 2011 was 5.28% compared to 5.43% for the three months ended September 30, 2010. The yield on average earning assets for the three months ended September 30, 2011 was negatively affected by the overall change in the investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are reinvested in additional collateralized mortgage obligations or tax-exempt municipal obligations. Given the continued low rate environment, the overall coupon on new security purchases has typically been lower than the rates on securities that experience prepayments. This has caused the investment yield to decline by approximately 65 basis points. The total loans and leases receivable yield was 6.06% for the three months ended September 30, 2011 compared to 6.08% for the three months ended September 30, 2010. The various loan and lease portfolio yields are influenced by pricing and mix of the loan and leases.
The overall weighted average rate paid on interest-bearing liabilities was 2.15% for the three months ended September 30, 2011, a decrease of 37 basis points from 2.52% for the three months ended September 30, 2010. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower rate paid on our money market accounts. The continued low rate environment coupled with our maturity structure of our brokered certificate of deposit portfolio has provided us the opportunity to be able to manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.
Net interest margin increased 28 basis points to 3.40% for the three months ended September 30, 2011 from 3.12% for the three months ended September 30, 2010. The improvement in net interest margin correlates with a 22 basis point increase in the net interest rate spread coupled with an increase in the value of the net free funds. We have experienced a significant increase in the overall size of our average non-interest bearing deposits portfolio. This increase is partially caused by the change in the regulations for which these types of accounts qualify for unlimited FDIC insurance coverage.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the nine months ended September 30, 2011 and 2010. The average balances are derived from average daily balances.

	For the Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$613,175	$24,955	5.43%	$603,592	$25,168	5.56%
Commercial and industrial loans(1)	214,548	12,720	7.90	207,821	12,177	7.81
Direct financing leases(1)	17,262	788	6.09	24,447	1,180	6.44
Consumer and other loans	18,930	553	3.90	17,508	439	3.34

Total loans and leases receivable(1)	863,915	39,016	6.02	853,368	38,964	6.09
Mortgage-related securities(2)	161,224	3,270	2.70	134,457	3,420	3.39
Investment securities	77	1	2.47	12	—	—
Federal Home Loan Bank stock	2,367	2	0.10	2,367	—	—
Short-term investments	41,599	75	0.24	53,552	98	0.24

Total interest-earning assets	1,069,182	42,364	5.28	1,043,756	42,482	5.43

Non-interest-earning assets	50,153			47,883

Total assets	$1,119,335			$1,091,639

Interest-Bearing Liabilities
Transaction accounts	$26,682	55	0.28	$78,722	219	0.37
Money market	286,980	2,108	0.98	252,646	2,105	1.11
Certificates of deposits	80,064	835	1.39	84,900	1,328	2.09
Brokered certificates of deposit	494,894	10,109	2.72	476,325	12,083	3.38

Total interest-bearing deposits	888,620	13,107	1.97	892,593	15,735	2.35
FHLB advances	709	31	5.78	17,094	607	4.73
Other borrowings	42,099	1,837	5.82	39,010	1,610	5.50
Junior subordinated notes	10,315	832	10.75	10,315	832	10.75

Total interest-bearing liabilities	941,743	15,807	2.24	959,012	18,784	2.61

Non-interest-bearing demand deposit accounts	108,293			63,741
Other non-interest-bearing liabilities	10,391			12,885

Total liabilities	1,060,427			1,035,638
Stockholders’ equity	58,908			56,001

Total liabilities and stockholders’ equity	$1,119,335			$1,091,639

Net interest income		$26,557			$23,698

Interest rate spread			3.04%			2.82%
Net interest-earning assets	$127,439			$84,744

Net interest margin			3.31%			3.03%
Average interest-earning assets to average interest-bearing liabilities	113.53%			108.84%
Return on average assets	0.72			0.04
Return on average equity	13.67			0.82
Average equity to average assets	5.26			5.13
Non-interest expense to average assets	2.40			2.70

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Net interest income increased by $2.9 million, or 12.1%, during the nine months ended September 30, 2011 compared to the same period in 2010. The increase in net interest income was primarily attributable to favorable rate variances from lower cost of deposits. Overall, favorable rate variances added $1.7 million to net interest income and favorable volume increases primarily in our loan and lease and investment portfolio contributed $1.1 million to net interest income. The Federal Reserve held interest rates relatively consistent for the nine months ended September 30, 2011 and September 30, 2010. As with the quarter ending September 30, 2011, the majority of the increase in net interest income associated with rate variances was caused by pricing loans and deposits commensurate with current market conditions and demand.
Net interest margin increased 28 basis points to 3.31% for the nine months ended September 30, 2011 from 3.03% for the nine months ended September 30, 2010. The improvement in net interest margin was primarily due to a 37 basis point decline in the cost of interest-bearing liabilities to 2.24% for the nine months ended September 30, 2011 from 2.61% for the comparable period of 2010. This was partially offset by a decline of 15 basis points of yield on average earning assets to 5.28% for the nine months ended September 30, 2011 from 5.43% for the nine months ended September 30, 2010. We believe that our net interest margin will remain stable at this level for the remainder of 2011, although no assurances can be given. The net interest margin is dependent upon various factors, including competitive pricing pressures, client demand for various loan or deposit products, asset liability management strategies employed by us and the slope of the treasury yield curve in the future.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $435,000 and $2.0 million for the three months ended September 30, 2011 and 2010, respectively. The provision for loan and lease losses was $3.3 million and $4.4 million for the nine months ended September 30, 2011 and 2010, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the three and nine months ended September 30, 2011 and 2010, the factors influencing the provision for loan and lease losses were the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$(719)	$246	$(230)	$2,151
Increase in allowance for loan and lease loss reserve due to subjective factor changes	—	213	61	213
Charge-offs in excess of specific reserves	1,181	1,296	4,127	1,995
Recoveries	(125)	(277)	(796)	(281)
Change in inherent risk of the loan and lease portfolio	98	476	151	289

Total provision for loan and lease losses	$435	$1,954	$3,313	$4,367

The establishment/modification of specific reserves on impaired loans represents new specific reserves established on impaired loans where, although collateral shortfalls are present, we believe that we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. Charge-offs in excess of specific reserves represents an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where a loan has previously been partially written down to its estimated fair value and continues to decline, rapid deterioration of a credit that requires an immediate partial or full charge-off, or amounts where the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees increased $57,000, or 3.4%, to $1.7 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010. The increase was primarily due to an increase in trust and investment services fee income and loan fees partially offset by a decline in other non-interest income.
Trust and investment services fee income increased by $50,000, or 8.7%, to $622,000 for the three months ended September 30, 2011 from $572,000 for the three months ended September 30, 2010. Trust and investment services fee income is driven by the amount of assets under management and administration and is influenced by the timing and volatility of the equity markets coupled with our ability to continue to add clients to our portfolio. At September 30, 2011, we had $458.0 million of trust assets under management compared to $399.4 million at December 31, 2010 and $375.1 million at September 30, 2010. Assets under administration were $123.9 million at September 30, 2011 compared to $127.5 million at December 31, 2010 and $116.6 million at September 30, 2010. We expect to continue to add to our assets under management during the remainder of 2011, but we expect that assets under management and trust and investment services fee income will continue to be affected by market volatility.
Loan fees increased by $69,000, or 22.2%, to $380,000 for the three months ended September 30, 2011 from $311,000 for the three months ended September 30, 2010. The increase in loan fees was primarily related to an increase of other asset based loan fees collected.
Non-interest income increased $159,000, or 3.2%, to $5.1 million for the nine months ended September 30, 2011 from $5.0 million for the nine months ended September 30, 2010. Similar to the three month discussion, the primary increase in non-interest income was due to an increase in trust and investment services fee income and loan fees partially offset by a decrease in other non-interest income. Trust and investment services fee income was influenced by trading activity and market volatility. Loan fees increased due to additional increased collections of asset-based lending fees. Other non-interest income declined due to a disparity in the volume and magnitude of gains associated with lease end termination activity.
Non-interest expense. Non-interest expense increased by $371,000, or 5.8%, to $6.8 million for the three months ended September 30, 2011 from $6.4 million for the comparable period of 2010. The increase in non-interest expense was primarily caused by an increase in compensation expense and marketing expense, partially offset by a decline in FDIC insurance expense and collateral liquidation costs.
Compensation expense increased by $406,000, or 11.8%, to $3.8 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010. The increase was primarily caused by an additional accrual to record the appropriate level of compensation expense affiliated with our non-equity incentive compensation program. Based upon established targets for 2011, we have accrued for a higher level of performance in the program’s established criteria as compared to the prior year.
Marketing expense increased by $115,000, or 63.9%, to $295,000 for the three months ended September 30, 2011 from $180,000 for the three months ended September 30, 2010. The increase in marketing expense was a direct result of the timing associated with the execution of certain marketing strategies and a renewed corporate-wide marketing effort.
FDIC insurance expense decreased by $220,000, or 27.8%, to $571,000 for the three months ended September 30, 2011 from $791,000 for the three months ended September 30, 2010. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to implement revisions required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), including, among other changes, modifying the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculation and changing the assessment rate adjustments. This amendment resulted in a reduced FDIC insurance cost for our Banks.

Collateral liquidation costs decreased by $132,000, or 46.0%, to $155,000 for the three months ended September 30, 2011 from $287,000 for the three months ended September 30, 2010. Collateral liquidation costs are expenses incurred by us to facilitate resolution of certain problem commercial loans. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients; the recovery of expense is shown as a net reduction to this line item.
Non-interest expense for the nine months ended September 30, 2011 decreased $2.0 million, or 9.0%, to $20.1 million from $22.1 million for the nine months ended September 30, 2010. The primary reasons for the decrease in non-interest expense are the absence of goodwill impairment, a decrease in FDIC insurance costs and a decrease in collateral liquidation expenses, which are primarily offset by increases in compensation expense and marketing expenses.
In June 2010, we recorded an impairment of goodwill of $2.7 million as we concluded at that time that the implied fair value of our reporting unit’s goodwill was less than the current carrying value of the reporting unit’s goodwill. We wrote-off the entire carrying value of the goodwill in 2010. FDIC insurance expense has declined period over period due to the new rates and assessment base utilized by the FDIC effective April 1, 2011. Collateral liquidation costs have also declined period over period. While we continue to have elevated levels of non-accruals, we have had success in resolving older matters and the level of required third party costs to resolve these issues has declined for this reporting period. However, the amount of collateral liquidation costs recorded in any particular period is influenced by the timing and level of effort required for each individual loan and may increase in future reporting periods.
Compensation expense increased period over period primarily due to increased salary levels and increased level of accrual associated with the non-equity incentive plan. Marketing expense increased period over period due to the timing of execution of certain marketing strategies.
Income Taxes. Income tax expense was $2.2 million for the nine months ended September 30, 2011, compared to income tax expense of $1.8 million for the nine months ended September 30, 2010. Income tax expense is recorded at an effective rate which we believe to the best estimate of the annualized effective tax rate recognizing discrete items. The effective tax rate for the nine months ended September 30, 2011 was 26.7%. The impact of discrete items recorded during the nine months ended September 30, 2011 was approximately 8.1%. In June 2011, FBB and FBCC entered into a confidential settlement with the Wisconsin Department of Revenue. This settlement did not result in a liability materially different than that which had been previously accrued. In addition, on June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first tax year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis. The net business losses can be used to the extent the income is attributable to the group’s unitary business. If loss carryforwards equal to the five-percent threshold cannot be fully used in any tax year, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year in the twenty-year period, until those carryforwards are completely used or expired.
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

Financial Condition
General. Our total assets increased by $28.5 million to $1.136 billion at September 30, 2011 from $1.107 billion at December 31, 2010.
Short-term investments. Short-term investments increased by $25.3 million to $66.7 million at September 30, 2011 from $41.4 million at December 31, 2010. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and therefore we incorporate short-term investments in our on-balance sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale increased by $14.9 million, or 9.7%, to $168.3 million at September 30, 2011 from $153.4 million at December 31, 2010, primarily due to additional purchases of government agency collateralized mortgage obligations and municipal securities. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as substantially all of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a U.S. Government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments including tax-exempt municipal securities. The addition of tax-exempt municipal securities during the three months ended September 30, 2011 provides for further opportunity to improve our overall yield on our investment portfolio.
During the nine months ended September 30, 2011, we recognized unrealized holding gains of $892,000 through other comprehensive income. The majority of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve thereby increasing our total comprehensive income. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline and therefore decrease our total comprehensive income. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2011.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, decreased by $14.3 million, or 1.7%, to $846.7 million at September 30, 2011 from $860.9 million at December 31, 2010. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at September 30, 2011 remained generally consistent with the mix at December 31, 2010, with a continued concentration in commercial real estate mortgage loans at 70.0% of our total loan and lease portfolio. We are seeing demand for new loans; however, our new loan and lease growth is primarily offset by the contractual amortization of our existing loan and lease portfolio. The reduction in the loan and lease portfolio is primarily due to non-accrual loans and leases being either partially or fully paid off from other sources including refinancing with other financial institutions, or partially or fully charged-off. For the nine months ended September 30, 2011, $11.8 million of non-accrual loans and leases were fully paid. In addition, we received an additional $2.2 million of payments on non-accrual loans and leases that were applied directly to principal and $715,000 of loans were returned to accruing status given positive payment performance and improving asset quality. This is a positive decline in our overall portfolio which resulted in improved overall asset quality of our loan and lease portfolio which further leads to lower loan loss provision expense and lower required allowance for loan loss reserves. The economic environment continues to present challenges, yet we remain committed to our underwriting standards and foresee that our loan growth will continue to be significantly lower than growth rates experienced in our past history.

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.64% as of September 30, 2011 and 1.85% as of December 31, 2010. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 3.14% at September 30, 2011, the lowest point since December 31, 2009, compared to 4.37% at December 31, 2010. We continue to aggressively work through our problem loans and leases and are experiencing success in certain of our exit strategies; yet, we continue to identify new loans or leases where we believe that the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. The exit strategies undertaken, including but not limited to foreclosure actions, charge-offs, and pay-offs, have outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases. During the nine months ended September 30, 2011, we recorded net charge-offs on impaired loans and leases of approximately $5.4 million, comprised of $6.2 million of charge-offs and $797,000 of recoveries. The charge-offs recorded are primarily due to declining real estate values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have other means to repay the obligation. Although we are seeing signs of improvement in our asset quality, certain sectors are continuing to experience economic difficulties. Vacant land and land development projects continue to have declining values and continues to be a primary source of our charge-off activity. During the nine months ended September 30, 2011, approximately 33.4% of the charge-offs were related to construction and land development segment of our loan and lease portfolio and was primarily with various borrowers engaged in land development projects. Based upon our internal methodology which actively monitors the asset quality and inherent risks within the loan and loss portfolio, management concludes that a loan and lease loss reserve of $14.1 million, 1.64% of total loans and leases, is appropriate as of September 30, 2011. Refer to the Asset Quality section for more information.
Deposits. As of September 30, 2011, deposits increased by $24.8 million to $1.013 billion from $988.3 million at December 31, 2010. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we have seen a shift in our balances out of NOW accounts and into non-interest bearing transaction accounts. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash coupled with servicing and maintaining client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility to our deposit balances.
Our Banks’ in-market deposits are obtained primarily from Dane, Waukesha and Outagamie Counties. Of our total year-to-date average deposits, approximately $502.0 million, or 50.4%, were considered in-market deposits for the nine months ended September 30, 2011. This compares to in-market deposits of $480.0 million, or 50.2%, for the year-to-date average at September 30, 2010. Attracting and increasing overall market presence of our client deposits is affected by a competitive environment. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits; however, as changes in regulation occur, specifically as outlined in the Dodd-Frank Act, and other amendments by the FDIC, we cannot be assured that our clients will maintain their balances solely with our institution. Our competition and the banking industry as a whole will also face this challenge, and we believe that new opportunities to develop relationships and attract new money will be available.

Asset Quality
Non-performing Assets. Our non-accrual loans and leases consisted of the following at September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$3,870	$6,283
Commercial real estate — non-owner occupied	5,212	5,144
Construction and land development	7,524	9,275
Multi-family	2,021	4,186
1-4 family	4,159	4,237

Total non-accrual commercial real estate	22,786	29,125

Commercial and industrial	1,714	6,436

Direct financing leases, net	25	—

Consumer and other:
Home equity and second mortgage	1,021	939
Other	1,469	1,906

Total non-accrual consumer and other loans	2,490	2,845

Total non-accrual loans and leases	27,015	38,406
Foreclosed properties, net	2,043	1,750

Total non-performing assets	$29,058	$40,156

Performing troubled debt restructurings	$114	$718

Total non-accrual loans and leases to gross loans and leases	3.14%	4.37%
Total non-performing assets to total assets	2.56	3.63
Allowance for loan and lease losses to gross loans and leases	1.64	1.85
Allowance for loan and lease losses to non-accrual loans and leases	52.34	42.37
As noted in the above table, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $29.1 million, or 2.56% of total assets, as of September 30, 2011, a decrease in non-performing assets of 38.2%, or $11.1 million, from December 31, 2010. The improvement in asset quality is attributable to several factors including a significant reduction in our non-accrual portfolio by way of receiving full pay-offs of outstanding balances, continued payment collections that have been applied directly to principal, and the result of the recognition of further charge-offs given valuations of underlying collateral for collateral dependent loans.

A summary of our current period non-accrual loan activity is as follows (In Thousands):

Non-accrual loans and leases as of December 31, 2010	$38,406
Loans and leases transferred into non-accrual status	11,735
Non-accrual loans and leases returned to accrual status	(715)
Non-accrual loans and leases transferred to foreclosed properties	(2,218)
Non-accrual loans and leases partially or fully charged-off	(6,179)
Non-accrual loans and leases fully paid-off	(11,820)
Principal payments applied to non-accrual loans and leases	(2,194)

Non-accrual loans and leases as of September 30, 2011	$27,015

We continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, or bankruptcy filings. Therefore, we continue to experience new additions of non-accrual loans. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience elevated levels of impaired loans and leases.
We are, however, seeing improvements in asset quality of our loan and lease portfolio. As of September 30, 2011, there are no performing loans and leases that are 30-89 days past due. This early stage delinquency monitoring provides insight of potential future problems. Based upon the payment performance, there does not appear to be imminent areas of concern as of the end of the reporting period, although this metric can change rapidly if factors currently unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 of the unaudited financial statements. We are seeing improved percentages in our categories that would be considered of adequate credit quality. Our total non-accrual loans as a percentage of gross loans has declined to 3.14% as compared to 4.37% at December 31, 2010. This is due to problem credits exiting the bank as well as shifts in credit risk ratings to improved levels based upon our established monitoring criteria with 76.7% of our portfolio considered a Category 1. We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to assess a final conclusion on the asset quality of the portfolio. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interest of the Banks. As we continue to have these discussions, we expect that we will continue to see further reductions in our overall non-accrual portfolio as clients establish different banking relationships with institutions.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or a minimal amount of required specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover our entire principal. This practice leads to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As of September 30, 2011 and December 31, 2010, our allowance for loan and lease losses to total non-accrual loans and leases was 52.34% and 42.37%, respectively. As we begin to see improvements in asset quality and allowance for loan and lease loss reserves are measured more through general characteristics of our portfolio rather than through specific identification, we will see this ratio rise. Conversely, if we identify further impaired loans this ratio could fall should the impaired loan be adequately collateralized and therefore no specific or general reserve provided. Given our business practices and our evaluation of our existing loan and lease portfolio, management believes that this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2011.

The following represents additional information regarding our impaired loans and leases:

	As of and for the	As of and for the	As of and for the
	Nine Months Ended	Nine Months Ended	Year Ended
	September 30, 2011	September 30, 2010	December 31, 2010
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$17,743	$18,192	$19,749
Impaired loans and leases with impairment reserves required	9,386	12,726	19,375

Total impaired loans and leases	27,129	30,918	39,124
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,116	2,903	3,459

Net impaired loans and leases	$26,013	$28,015	$35,665

Average impaired loans and leases	$36,784	$29,810	$29,714

Foregone interest income attributable to impaired loans and leases	$2,224	$1,885	$2,702
Interest income recognized on impaired loans and leases	(655)	(77)	(102)

Net foregone interest income on impaired loans and leases	$1,569	$1,808	$2,600

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount we deem uncollectible. We record the charge-off through our allowance for loan and lease losses. For the nine months ended September 30, 2011, we recorded net charge-offs of $5.4 million compared to recording net charge-offs for the nine months ended September 30, 2010 of $2.8 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate level at September 30, 2011. However, given ongoing complexities with current workout situations, the lack of significant improvement in economic conditions and continued declines in collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies may require that certain loan and lease balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)

Allowance at beginning of period	$15,937	$15,091	$16,271	$14,124

Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(235)	(9)	(1,250)	(129)
Commercial real estate — non-owner occupied	(608)	—	(1,296)	—
Construction and land development	(512)	(192)	(2,082)	(652)
Multi-family	(309)	(824)	(312)	(926)
1-4 family	(243)	(314)	(504)	(507)
Commercial and industrial	(273)	(89)	(471)	(337)
Consumer and other
Home equity and second mortgage	—	(75)	(113)	(75)
Other	(177)	(135)	(212)	(462)

Total charge-offs	(2,357)	(1,638)	(6,240)	(3,088)

Recoveries:
Commercial real estate
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	13	—
Multi-family	62	—	264	—
1-4 family	—	13	—	16
Commercial and industrial	56	264	432	265
Direct financing leases	—	—	19	—
Consumer and other
Home equity and second mortgage	7	—	68	—
Other	1	—	1	—

Total recoveries	126	277	797	281

Net charge-offs	(2,231)	(1,361)	(5,443)	(2,807)
Provision for loan and lease losses	435	1,954	3,313	4,367

Allowance at end of period	$14,141	$15,684	$14,141	$15,684

Annualized net charge-offs as a % of average gross loans and leases	1.04%	0.64%	0.84%	0.43%
Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows (In Thousands):

Foreclosed properties as of December 31, 2010	$1,750
Loans transferred to foreclosed properties	2,218
Proceeds from sale of foreclosed properties	(1,767)
Net gain on sale of foreclosed properties	117
Impairment valuation	(275)

Foreclosed properties as of September 30, 2011	$2,043

Liquidity and Capital Resources
During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, or dividends received from the Banks, if any. The Corporation’s principal liquidity requirements at September 30, 2011 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2010.
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
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of September 30, 2011, our immediate on-balance sheet liquidity was $208.2 million. At September 30, 2011 and December 31, 2010, the Banks had $65.4 million and $40.8 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to pay down maturing debt, pay down maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin. Should loan growth opportunities be presented, we would also expect to utilize excess liquidity to fund loan portfolio growth.
We had $482.8 million of outstanding brokered deposits at September 30, 2011, compared to $499.1 million of brokered deposits as of December 31, 2010, which represented 47.7% and 50.5% of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits. The Banks were in compliance with the policy limits throughout 2011 and 2010.

The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the nine-month period ending September 30, 2011. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with the Board of Director approved liquidity policy, so that at least one year of maturities could be funded through on balance sheet liquidity, to include deposits with the Federal Reserve Bank and borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. As of September 30, 2011, the available liquidity is in excess of the stated policy and is equal to approximately 20 months of maturities. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2011 has not changed materially since December 31, 2010.

Item 4.	Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs(2)

July 1, 2011 — July 31, 2011	3,181	$14.92	—	$177,150
August 1, 2011 — August 31, 2011	—	—	—	177,150
September 1, 2011 — September 30, 2011	—	—	—	177,150

(1)	The shares in this column represent the 3,181 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended September 30, 2011.

(2)	On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation may repurchase up to $1,000,000 of the Corporation’s outstanding stock. As of September 30, 2011, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three- and nine- months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*+

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

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 28, 2011	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 28, 2011	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three- and nine- months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*+

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Quarterly Report.