Form 10-K
period 2011-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2012-03-09
CIK 1521951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34095

FIRST BUSINESS FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive, Madison, WI	53719
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (608) 238-8008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Stock Exchange
Common Share Purchase Rights	NASDAQ Stock Exchange

Securities registered pursuant to section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $38.3 million.

As of February 23, 2012, 2,625,288 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2012 are incorporated by reference into Part III hereof.

[This page intentionally left blank]

PART I.

Item 1.	Business

General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as “FBFS,” “Corporation,” “we,” “us,” or “our”) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank – Milwaukee (the “Banks”). All of the operations of FBFS are conducted through the Banks and certain subsidiaries of First Business Bank. The Banks operate as business banks focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Banks generally target businesses with sales between $2 million and $50 million. To supplement its business banking deposit base, the Banks utilize wholesale funding alternatives to fund a portion of their assets. The Banks do not utilize a branch network to attract retail clients.

First Business Bank (“FBB”) is a state bank that was chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small and medium-sized businesses located in Madison, Wisconsin and the surrounding area. FBB’s product lines include commercial and consumer treasury management services, commercial lending, commercial real estate lending, equipment financing and a variety of deposit accounts and personal loans to business owners, executives and high net worth individuals. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB has three loan production offices in the Northeast Region of Wisconsin to serve Appleton, Wisconsin, Oshkosh, Wisconsin and Green Bay, Wisconsin and their surrounding areas.

FBB has four wholly-owned subsidiaries. First Business Capital Corp. (“FBCC”) operates as an asset-based commercial lending company specializing in providing secured lines of credit as well as term loans secured by equipment and real estate assets primarily to manufacturers and wholesale distribution companies located throughout the United States. First Business Equipment Finance, LLC (“FBEF”) operates as a commercial equipment finance company specializing in financing of general equipment for small and middle market companies. FBB Real Estate, LLC (“FBBRE”) is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. First Madison Investment Corp. (“FMIC”) is located in and formed under the laws of the state of Nevada. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities. FBB previously had one indirect subsidiary, First Madison Capital Corp Nevada Corp (“FMCCNC”), a wholly-owned subsidiary of FBCC located in and formed under the laws of the state of Nevada, organized for the purpose of investing in loans purchased from FBCC. FMCCNC was dissolved effective October 1, 2011 and the loans were transferred to FBCC.

First Business Bank – Milwaukee (“FBB – Milwaukee”) is a state bank that was chartered in 2000 in Wisconsin. Like FBB, FBB – Milwaukee’s product lines include commercial and consumer treasury management services, commercial lending and commercial real estate lending for similar sized businesses as FBB. FBB – Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB – Milwaukee offers business owners, executives, professionals and high net worth individuals, consumer services which include a variety of deposit accounts and personal loans. FBB – Milwaukee has one wholly owned subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”). FBBMRE is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings.

In September 2008, FBFS formed FBFS Statutory Trust II, (“Trust II”), a Delaware business trust wholly owned by the Corporation. In 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II also issued common securities in the amount of $315,000 to the Corporation. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% junior subordinated notes (the “Notes”) issued by the Corporation. The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The preferred securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038.

Available Information

The Corporation maintains a web site at www.firstbusiness.com. This Form 10-K and all of the Corporation’s filings under the Securities Exchange Act of 1934, as amended, including the Corporation’s proxy statement, are available through that web site, free of charge, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the Securities and Exchange Commission (SEC). These filings are also available to the public on the internet at the SEC’s website at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0300 for further information on the public reference room.

Employees

At December 31, 2011, FBFS had 143 employees which equates to 126.7 full-time equivalent employees. We believe that our relationship with our employees is good.

Competition

The Banks encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. Our profitability depends upon the Banks’ ability to successfully maintain and increase market share.

Supervision and Regulation

Below is a brief description of certain laws and regulations that relate to the Corporation and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

The Banks are chartered in the State of Wisconsin and are subject to regulation and supervision by the Division of Banking of the Wisconsin Department of Financial Institutions (“WDFI”), and are subject to periodic examinations. Review of fiduciary operations is included in the periodic examinations. The Banks’ deposits are insured by the Deposit Insurance Fund (“DIF”). The DIF is administered by the Federal Deposit Insurance Corporation (“FDIC”), and therefore the Banks are also subject to regulation by the FDIC. Periodic examinations of the Banks are also conducted by the FDIC. The Banks must file periodic reports with the FDIC concerning their activities and financial condition and must obtain regulatory approval prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions and opening or acquiring branch offices. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan and lease loss reserves.

Wisconsin banking laws restrict the payment of cash dividends by the Banks by providing that (i) dividends may be paid only out of the Banks’ undivided profits, and (ii) prior consent of the WDFI is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit banks under their jurisdiction from engaging in an unsafe or unsound practice. Under certain circumstances, the payment of a dividend by the Banks could be considered an unsafe or unsound practice. In the event that (i) the FDIC or the WDFI should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Banks decrease significantly; or (iv) any combination of the foregoing occurs, then the Boards of Directors of the Banks may decide or be required by the FDIC or the WDFI to retain a greater portion of the Banks’ earnings, thereby reducing or eliminating dividends.

The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to their parent holding company, FBFS. Also included in the Federal Reserve Act are restrictions on investments in the capital stock or other securities of FBFS and on taking of such stock or securities as collateral for loans to any borrower. Under the Federal Reserve Act and regulations of the Federal Reserve Board, FBFS and its Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any property or service.

The Corporation’s and the Banks’ Boards of Directors and management work in concert with the appropriate regulatory bodies on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness. Management intends to consult with the Federal Reserve Bank of Chicago and provide them with information on the Corporation’s and Banks’ then-current and prospective earnings and capital position, on a quarterly basis, in advance of declaring any cash dividends.

The Corporation

FBFS is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Corporation is required to file an annual report with the FRB and such other reports as the FRB may require. Prior approval must be obtained before the Corporation may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank or bank holding company, or acquire ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank or bank holding company. In reviewing applications for such transactions, the FRB considers managerial, financial, capital and other factors, including financial performance of the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended. Also, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended, state laws governing interstate banking acquisitions subject bank holding companies to some limitations in acquiring banks outside of their home state without regard to local law.

The Gramm-Leach Bliley Act of 1999 (“GLBA”) eliminates many of the restrictions placed on the activities of bank holding companies. Bank holding companies such as FBFS can expand into a wide variety of financial services, including securities activities, insurance, and merchant banking, without the prior approval of the FRB.

The FRB has the authority to prohibit bank holding companies under their jurisdiction from engaging in unsafe or unsound practices. In the event that (i) the FRB should increase minimum required levels of capital; (ii) the total assets of the Corporation increases significantly; (iii) the income of the Corporation decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of the Corporation may decide or be required by the FRB to retain a greater portion of the Corporation’s earnings, thereby reducing or eliminating dividends paid to its shareholders.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The U.S. government has taken a variety of actions to strengthen supervision of financial institutions and systemically important nonbank financial companies, including that, on July 21, 2010, Congress passed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s, and mandates change in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection. While these changes in the law will have a major impact on large institutions, even smaller institutions such as ours will be affected. The Dodd-Frank Act calls for federal regulatory agencies to adopt new rules and conduct studies over the next several years in order to implement its provisions. The ultimate impact of the legislation on the Corporation will not be known for many months or years.

The following summary is intended only to highlight those provisions of the Dodd-Frank Act that the Corporation believes will have the most significant impact on the Corporation and its operations in the future. The summary does not describe every provision of the Dodd-Frank Act that may in any way affect the Corporation, and is not intended to provide a summary of the legislation in its entirety.

Key provisions of the Dodd-Frank Act that are likely to affect the Corporation and its subsidiaries in the near- and long-term include:

Changes in FDIC insurance. The Dodd-Frank Act increased the FDIC’s minimum ratio of reserves to insured deposits and changed how deposit insurance premium assessments from the FDIC are calculated through provisions specifically designed to capture more deposit insurance premium income from the larger U.S. banks. These provisions led to lower FDIC insurance premiums for the Banks than if the change had not been made. The legislation also permanently increased federal deposit insurance coverage to $250,000. Additionally, under the Dodd-Frank Act, beginning December 31, 2010 and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTAs) are guaranteed by the FDIC for the entire balance of the account.

Regulation of derivatives. The Dodd-Frank Act imposes significant restrictions on the trading of derivatives, and provides for increased regulation by the SEC and the Commodities Futures Trading Commission of the over-the-counter derivative market. The Dodd-Frank Act will require bank holding companies to spin off certain riskier derivative trading activities to separately capitalized affiliates, while continuing to authorize perceived lower-risk derivative activities by banks to the extent these activities qualify as risk mitigating activities directly related to the bank’s activities. The Corporation does not currently expect these provisions to have a significant impact on its operations, though they may limit potential areas of expansion by the Corporation’s banking subsidiaries of their derivative activities, products and services.

Bank capital. The Collins Amendment in the Dodd-Frank Act affects the capital requirements for commercial banks, and includes a phased-in exclusion of trust preferred securities as an element of Tier 1 capital for certain bank holding companies. Bank holding companies with total assets of $15 billion or more have three years to phase-out trust preferred securities from their Tier 1 capital, beginning January 1, 2013. The Corporation’s total assets are less than $15 billion and therefore it is not required to phase out its trust preferred securities as an element of Tier 1 capital; however, if the Corporation were to issue any new trust preferred securities such securities would not qualify as regulatory capital.

Leverage and risk-based capital requirements. The Dodd-Frank Act mandates federal banking agencies to establish new leverage and risk-based capital requirements for banks, bank holding companies, and “systemically important” non-banking companies. While the Dodd-Frank Act does not provide any specific guidance on what the new capital levels should be, the law does provide that the capital levels currently in force should serve as a floor for any new capital requirements. Accordingly, the Corporation expects that these new “prudential standards” will lead to higher capital requirements in the future. The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed.

Investor protections—whistleblower. Section 21F of the Securities Exchange Act of 1934 (“Exchange Act”) entitled “Securities Whistleblower Incentives Protection” and Section 922 of the Dodd-Frank Act specify that a person who provides “original information” to the SEC of fraud or securities violations within a company that leads to an enforcement penalty of $1 million or more may be entitled to collect between 10 and 30 percent of the penalties of $1 million or greater.

Final SEC rules promulgated pursuant to the above statutes include a provision that a whistleblower’s voluntary participation in an entity’s internal compliance and reporting systems is a factor that can increase the amount of an award. The Dodd-Frank Act provision also includes substantial retaliation protections for whistleblowers. The Corporation works toward a culture where employees understand policies and procedures. Additionally, the Corporation’s whistleblower procedures have been enhanced to include:

•	Providing feedback to the reporter that is confidential and anonymous

•	Escalation procedures and areas of investigation

•	Additional documentation procedures

•	“Lessons learned” review

Mortgage reform. In response to widespread concern about a breakdown in the mortgage lending market that some have argued (i) fostered lending practices that produced loans that had inadequate assurance of being repaid, thereby adversely impacting the ultimate holders of such loans and (ii) encouraged the placement of borrowers in loans that they did not adequately understand or were not financially prepared to repay, the Dodd-Frank Act seeks to prevent practices that may have led to these problems from occurring again and will bring significant changes to the mortgage industry. These will include new specific duties on the part of mortgage originators to act in the best interest of consumers and to take steps to seek to ensure that consumers will have the capability to repay loans that they obtain. The Dodd-Frank Act includes significant new disclosure requirements and appraisal reforms. Due to its limited consumer mortgage portfolio, the Corporation does not currently expect these provisions to have a significant impact on its operations; however, additional compliance resources will be needed to monitor changes.

The extent to which the new legislation and existing and planned governmental initiatives will succeed in alleviating tight credit conditions or otherwise result in an improvement in the national economy is uncertain. In addition, because most of the component parts of the new legislation will be subject to intensive agency rulemaking and subsequent public comment over the next several quarters prior to eventual implementation, it is difficult to predict the ultimate effect of the Dodd-Frank Act on the Corporation at this time. However, the Corporation anticipates expenses will increase as a result of new compliance requirements.

The Banks

As state-chartered DIF-insured banks, the Banks are subject to extensive regulation by the WDFI and the FDIC. Lending activities, fiduciary activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF, the FDIC, and depositors.

As of January 1, 2012, First Business Bank has reached total assets of greater than $1 billion, and as a result will be subject to further reporting requirements under FDIC rules, specifically 12 CFR part 363 (“Annual Independent Audits and Reporting Requirements”) as of December 31, 2012. Pursuant to these rules, management will prepare a report that contains an assessment by management of First Business Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of the fiscal year. First Business Bank will also be required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting that includes the Reports of Condition (“Call report”) and/or the FR Y-9C report.

Insurance of Deposits. The Banks’ deposits are insured under the DIF of the FDIC. The standard maximum deposit insurance amount is $250,000 per deposit account and provides temporary unlimited coverage for noninterest-bearing transaction accounts, including IOLTAs, at all FDIC-insured depository institutions. All funds held in noninterest-bearing transaction accounts will be fully insured, without limit, from December 31, 2010, through December 31, 2012. This unlimited coverage is separate from, and in addition to, the coverage provided to a depositor with other accounts held at the Banks.

The FDIC assigns each institution it regulates to a particular risk category based on the levels of the institution’s capital – “well-capitalized,” “adequately capitalized,” or “undercapitalized” and the varying levels of supervisory concern, ranging from those institutions considered to be healthy to those that raise substantial supervisory concern. The result is four risk categories with well-capitalized, financially sound institutions paying lower rates than those paid by undercapitalized institutions with substantial supervisory concern that pose a risk to the insurance fund. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to implement revisions required by the Dodd-Frank Act, including, among other changes modifying the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculations and changing the assessment rate adjustments. The Banks’ assessment rate depends on the risk category to which they are assigned. Assessment rates for deposit insurance currently range from 2.5 to 45 basis points. At December 31, 2011, the Banks are well capitalized. The supervisory risk category to which the Banks are assigned by the FDIC is confidential and may not be disclosed.

In December 2009, all banks, including our Banks, received a notice requiring the prepayment of the 2010-2012 FDIC insurance premiums. The payment was required on or before December 30, 2009 in an effort to strengthen the cash position of the DIF immediately without immediately impacting earnings of the banking industry. The prepaid assessment was based upon the Banks’ assessment rate in effect on September 30, 2009 and will be subject to adjustments on a quarterly basis throughout the prepayment period based upon actual levels of deposits and related risk ratings. The Banks’ share of the prepayment was a cash payment of approximately $5.4 million at December 30, 2009 of which $363,000 was remaining as a prepaid asset as of December 31, 2011. In general, any increase in insurance assessment, including special assessments, would have an adverse effect on the earnings of the Banks. The prepaid FDIC insurance prepayment has a negative impact on our net interest margin because the prepaid asset will be considered a non-earning asset for us as the FDIC will not pay interest on the prepaid amounts nor will we have the ability to use that cash for higher yielding alternatives.

Regulatory Capital Requirements

The FRB monitors the capital adequacy of the consolidated holding company because on a consolidated basis it has assets in excess of $500.0 million. A combination of risk-based and leverage ratios are determined by the FRB. Failure to meet these capital guidelines could result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based on the perceived credit risk of the asset. These risk-weighted assets are calculated by assigning risk weights to corresponding asset balances to determine the risk weight of the entire asset base. Total capital, under this definition, is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital, with some restrictions, includes common stockholders’ equity, any perpetual preferred stock, qualifying trust preferred securities and minority interests in any unconsolidated subsidiaries. Tier 2 capital, with certain restrictions, includes any perpetual preferred stock not included in Tier 1 capital, subordinated debt, any trust preferred securities not qualifying as Tier 1 capital, specific maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB also has a leverage ratio requirement which is defined as Tier 1 capital divided by average total consolidated assets. The minimum leverage ratio required is 3%. The Banks have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios refer to Note 10 – Stockholders’ Equity and Regulatory Capital in the Notes to the Consolidated Financial Statements.

Prompt Corrective Action

The Banks are also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Under FDICIA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions.

Pursuant to certain provisions of FDICIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include, without limitation, restricting a depository institution’s ability to pay dividends, restricting acquisitions, branch establishment, or other activities and placing limitations on asset growth and may prohibit payment of management fees to control persons, if such payments and distributions would cause undercapitalization. At this time, our capital levels are above the levels at which federal regulatory authorities could invoke their authority to initiate any manner of prompt corrective action under the applicable provisions of the FDICIA.

Limitations on Dividends and Other Capital Distributions

Federal and state regulations impose various restrictions or requirements on state-chartered banks with respect to their ability to pay dividends or make various other distributions of capital. Generally, such laws restrict dividends to undivided profits or profits earned during preceding periods.

In addition to federal and state regulations, FDIC insured institutions may not pay dividends while undercapitalized or if such a payment would cause undercapitalization. The FDIC also has authority to prohibit the payment of dividends if such a payment constitutes an unsafe or unsound practice in light of the financial condition of a particular bank.

Liquidity

The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.

Federal Reserve System

The Banks are required to maintain reserves at specified levels against their transaction accounts and non-personal time deposits. As of December 31, 2011, the Banks were in compliance with these requirements.

Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Chicago (“FHLB”). The FHLB serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

As a member, each Bank is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. At December 31, 2011, the Banks owned a total of $2.4 million in FHLB stock and they were both in compliance with FHLB requirements. The Banks received a modest dividend from the FHLB in the year ended December 31, 2011 and no dividend in the year 2010. Outstanding FHLB advances as of December 31, 2011 and 2010 were $482,000 and $2.4 million, respectively.

Since October 2007, the FHLB has been under a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are subject to prior approval of the Director of the Office of Supervision of the Finance Board. On February 1, 2011, the FHLB issued a press release declaring a cash dividend at an annualized rate of 10 basis points per share based upon the FHLB’s preliminary financial results for the fourth quarter of 2010 and has been paying a quarterly dividend thereafter. The Banks do not expect dividend income from their holdings of FHLB stock to be a significant source of income for the foreseeable future. The Banks currently hold $2.4 million, at cost, of FHLB stock, of which $1.3 million is deemed voluntary stock. We believe we will ultimately recover the value of this stock. On January 13, 2012, the FHLB announced its intentions to repurchase approximately $500 million in excess capital stock as part of its approved capital plan. The Banks submitted an application to participate in the FHLB’s excess stock repurchase program. On February 15, 2012, the FHLB repurchased approximately $619,000 of the Banks’ excess FHLB stock.

Transactions with Affiliates

The Banks’ loans to their own and the Corporation’s executive officers, directors and owners of greater than 10% of any of their respective stock (so-called “insiders”) and any entities affiliated with such insiders are subject to the conditions and limitations under Section 23A of the Federal Reserve Act and the Federal Reserve Bank’s Regulation O. In general, the provisions of Section 23A require that transactions between a banking institution or its subsidiaries and such institution’s affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a percentage of the institution’s capital. A covered “affiliate,” for purposes of these provisions, would include the Corporation and any other company that is under our common control. Certain transactions with our directors, officers or controlling persons are also subject to conflict of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the Banks in accordance with Regulation O. The Banks can make exceptions to the foregoing procedures if they offer extensions of credit that are widely available to employees of the Banks and that do not give any preference to insiders over other employees of the Banks.

Privacy and Gramm-Leach-Bliley

The Banks are required by statute and regulation to disclose their privacy policies. In addition, the Banks must appropriately safeguard their clients’ nonpublic, personal information. Section 501(b) of the Gramm-Leach-Bliley Act mandates that the Banks establish standards for safeguarding customer information that includes board involvement, a risk assessment process, a program for managing and controlling risk, managing service providers, an incident response program and a process to adjust the program(s) as needed.

Community Reinvestment Act Requirements

The Community Reinvestment Act requires each Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low and moderate income neighborhoods. Federal regulators regularly assess the Banks’ record of meeting the credit needs of their respective communities. Applications for additional acquisitions would be affected by the evaluation of the Banks’ effectiveness in meeting its Community Reinvestment Act requirements.

Anti – Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance

The FDIC’s Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years or (2) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio, our Banks do not exceed these guidelines. Even though the Banks do not exceed these regulatory guidelines, we believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.

Interagency Appraisal and Evaluation Guidelines

In December 2010, the federal banking agencies updated the Interagency Appraisal and Evaluation Guidelines. This update represented the first update to the guidelines since 1994 and sets forth the minimum regulatory standards for appraisals. It incorporates examiner expectations regarding the appraisal process in loan workouts, expectations for loan and portfolio monitoring and appraisal independence and management. This guidelines require institutions to utilize strong internal controls to ensure appraisals and evaluations are reliable. The guidelines further emphasize the importance of strong policies to monitor and update valuations of collateral for existing real estate loans and transactions. We do not expect the updates to the Interagency Appraisal and Evaluation Guidelines to adversely affect our operations.

S.A.F.E. Act Registration Requirements

In connection with implementation of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the federal banking agencies implemented the provisions of the SAFE Act requiring employees of agency-related institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators. Residential mortgage loan originators must register prior to originating residential mortgage loans. The Banks have complied with this provision.

Other Regulations

The Banks are also subject to a variety of other regulations with respect to the operation of their businesses, including but not limited to the Dodd-Frank Act, Fair and Accurate Transactions Act, Truth in Lending Act, Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, Funds Availability Act, Privacy of Consumer Financial Information Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, Unlawful Internet Gambling Enforcement Act, and the Fair Credit Reporting Act.

Changing Regulatory Structure

Regulation of the activities of national and state banks and their holding companies imposes a heavy burden on the banking industry. The FRB, FDIC, and WDFI all have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil monetary penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. Moreover, the authority of these agencies has expanded in recent years, and the agencies have not yet fully tested the limits of their powers.

The laws and regulations affecting banks and financial or bank holding companies have changed significantly in recent years, and there is reason to expect changes will continue in the future, although it is difficult to predict the outcome of these changes. From time to time, various bills are introduced in the U.S. Congress with respect to the regulation of financial institutions. Certain of those proposals, if adopted, could significantly change the regulation of banks and the financial services industry.

Monetary Policy

The monetary policy of the FRB has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Executive Officers of the Registrant

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 49, has served as the President and Chief Executive Officer of First Business Financial Services, Inc. since December 2006. Mr. Chambas joined the Corporation in 1993 and has held various positions including Chief Operating Officer, Executive Vice President, and Chief Executive Officer of First Business Bank. Mr. Chambas has over 25 years of commercial banking experience. Prior to joining the Corporation, he was a Vice President of Commercial Lending with M&I Bank in Madison, Wisconsin.

James F. Ropella, age 52, has served as Senior Vice President and Chief Financial Officer of the Corporation since September 2000. Mr. Ropella also serves as the Chief Financial Officer of the subsidiaries of the Corporation. Mr. Ropella has 22 years of experience in finance and accounting, primarily in the banking industry. Prior to joining First Business Financial Services, Inc., Mr. Ropella was Treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as U.S Bancorp.

Michael J. Losenegger, age 54, has served as Chief Credit Officer of First Business Financial Services, Inc. since May 2011. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as the Corporation’s Chief Operating Officer since September 2006. Mr. Losenegger joined the Corporation in 2003 and has held various positions with First Business Bank, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 23 years of experience in commercial lending. Prior to joining the Corporation, Mr. Losenegger was Senior Vice President of Lending at M&I Bank in Madison, Wisconsin.

Barbara M. Conley, age 58, has served as the Corporation’s General Counsel since June 2008 and as Senior Vice President/Corporate Secretary of the Corporation since December 2007. She has also served as a Director of FBCC since June 2009. Ms. Conley has over 30 years of experience in commercial banking. Directly prior to joining the Corporation in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 47, has served as Senior Vice President – Human Resources & Administration of First Business Financial Services, Inc. since January 2010. Prior to that, she held the position of Senior Vice President – Human Resources for several years. She has been an employee of the Corporation for almost 20 years.

Mark J. Meloy, age 50, has served as President and Chief Executive Officer of First Business Bank since December 2007. Mr. Meloy joined the Corporation in 2000 and has held various positions including Executive Vice President of First Business Bank and President and Chief Executive Officer of First Business Bank – Milwaukee. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining the Corporation, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 60, has served as President of First Business Bank’s Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust and investment advice. Prior to joining the Corporation, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 58, has served as the President and Chief Executive Officer of First Business Capital Corp since January 2006. Mr. Batson has 32 years of experience in asset-based lending. Directly prior to joining First Business Capital Corp., Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.

David J. Vetta, age 57, has served as President and Chief Executive Officer of First Business Bank-Milwaukee since January 2007. Prior to joining First Business Bank – Milwaukee, Mr. Vetta was Managing Director at JP Morgan Asset Management since 1992 overseeing National Institutional Investment Sales teams and the Regional Private Client Group, while serving as a member of the executive committee. Mr. Vetta was affiliated with JP Morgan Chase and its predecessor companies in various other roles since 1976.

Item 1A.	Risk Factors

You should carefully read and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition and results of operations.

Credit Risks

Our allowance for loan and lease losses may not be adequate to cover actual losses.

We are exposed to the risk that our loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. We may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that some of our assumptions and judgments about the collectability of the various loan and lease portfolio segments could be formed from inaccurately assessed conditions.

We maintain an allowance for loan and lease losses to cover probable losses inherent in our loan and lease portfolio. Additional loan and lease losses will likely occur in the future and may occur at a rate greater than that experienced to date. An analysis of the loan and lease portfolio by segment, historical loss experience and an evaluation of general economic conditions are all utilized in determining the size of the allowance. Additional adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. If significant additions are made to the allowance for loan and leases losses, this would materially decrease net income.

Additionally, regulators periodically review our allowance for loan and lease losses or identify further loan or lease charge-offs to be recognized based on judgments different from ours. Any increase in the allowance for loan and lease losses, including as required by regulatory agencies, could have a material adverse impact on net income.

Declines in fair values of commercial real estate or equipment provided as collateral could increase our exposure to future probable losses.

The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio possibly leading to increased specific reserves or charge-offs. We also provide loans collateralized by general business assets including accounts receivable, inventory, and business equipment. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operation.

Our loan portfolio has a concentration of commercial real estate loans.

We have a concentration of commercial real estate loans in the primary markets we serve. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties; therefore, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans. An increase in non-performing loans results in a loss of revenue from these loans and could result in an increase in the provision for loan and lease loss and an increase in charge-offs, all of which could have a material adverse impact on our net income.

Liquidity Risks

The corporation is a bank holding company and its sources of funds are limited.

The Corporation is a bank holding company, and its operations are primarily conducted by the Banks, which are subject to significant federal and state regulation. Cash available to pay dividends to the shareholders of the Corporation and meet the Corporation’s debt service requirements is derived primarily from its existing cash flow sources, its third party line of credit, dividends received from the Banks, or a combination thereof. Future dividend payments by the Banks to the Corporation will require generation of future earnings by the Banks and are subject to certain regulatory restrictions.

We rely, in part, on external financing to fund our operations and the lack of availability of such funds in the future could adversely affect our operations.

Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. If our core banking and commercial deposits are not sufficient to meet our funding needs, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our core deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If our Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell assets at a time when pricing may be unfavorable. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The Corporation may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on the Corporation’s financial condition and results of operations.

Interest Rate Risk

Variations in interest rates may harm our financial results.

We are subject to interest rate risk. Changes in the interest rate environment, whether as a result of changes in monetary policies of the FRB or otherwise, may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. They are also affected by the proportion of interest-earning assets that are funded by interest-bearing liabilities. There is no assurance that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations if the increase in rates is not concurrent with a general expansion of the economy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

Strategic Risks

Our financial condition and results of operations could be negatively affected if we fail to effectively develop and execute our strategic plan.

Our ability to increase profitability will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our market areas and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully develop and manage our strategic plan, there can be no assurances that opportunities will be available and that the strategic plan will be successful or effectively managed.

Competition from other financial institutions could adversely affect our profitability.

We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include value-added relationships, rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. We believe the primary factors in competing for commercial loans are value-added relationships, interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.

Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than us. Furthermore, tax exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

On July 21, 2011, all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates or products our competitors may offer, if any, in response to this repeal. Our interest expenses would increase and our net interest margin would decrease if we began to offer interest on demand deposits to attract new clients or maintain current customers.

If we are unable to keep pace with technological advances in our industry, our ability to attract and retain clients could be adversely affected.

The banking industry is constantly subject to technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend in part on our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in our operations. A number of our competitors have substantially greater resources to invest in technological improvements, as well as significant economies of scale. There can be no assurance that we will be able to implement and offer new technology-driven products and services to our clients. If we fail to do so, our ability to attract and retain clients may be adversely affected.

Operational Risks

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

We rely on our management, and the loss of one or more of those managers may harm our business.

Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and, as we expand, to attract and retain additional qualified senior and middle management. The unexpected loss of key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. In addition, our failure to develop and/or maintain an effective succession plan will impede our ability to quickly and effectively react to unexpected loss of key management and in turn may have an adverse effect on our business.

We face significant operational risks because the nature of the financial services business and with our business bank focus, we handle a high volume of high dollar transactions.

We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction process and technology. With our business bank focus, the dollar value of each transaction tends to be greater; thereby increasing the magnitude of the risk of loss associated with processing a high number of transactions.

Our internal controls may be ineffective.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the internal controls are met. Any failure or circumvention of our controls and procedures, including fraudulent acts, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our results of operations.

A breach in security of our systems or our third party service providers’ communications and information technologies could have a material adverse effect on our business.

We rely heavily on communications and information technology to conduct our business. Any failure or interruption due to a breach in security of these systems could result in failures or disruptions in our general ledger, deposit, loan, investment management, electronic banking and other systems. We have policies and procedures designed to prevent or limit the effect of such a failure or interruption due to a security breach of our information systems; however, there can be no assurance that any such events will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to litigation and possible financial liability which could have an adverse effect on our operating results and financial condition. Failure in any of these situations subjects us to risks that may vary in size and scope.

In addition, we rely on third-party service providers for a substantial portion of our communications, information, operating and financial control systems technology. While we have selected these third-party vendors carefully, we do not control their actions. If any of these third-party service providers experience financial, operational or technological difficulties, security breaches, or if there is any disruption in our relationships with them, we may be required to locate alternative sources for these services. There can be no assurance that we could negotiate terms as favorable to us or obtain services with similar functionality as we currently have without the expenditure of substantial resources. Any of these circumstances could have a material adverse effect on our business.

Our business continuity plans could prove to be inadequate, resulting in a material interruption in or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business, and our operations are dependent on our ability to protect our systems against damage from fire, power loss or telecommunication failure. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Any failure or interruption of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, client relationship management and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

Legal/Compliance Risks

We are subject to extensive regulation, and changes in banking laws and regulations could adversely affect our business.

Our businesses are subject to extensive state and federal government supervision, regulation, and control. Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchases of securities, payment of dividends and many other aspects of our businesses. There can be no assurance that future legislation or government policy will not adversely affect the banking industry and our operations by further restricting activities or increasing the cost of compliance. See Item 1, Business—Supervision and Regulation.

Changes in accounting standards may materially impact our financial statements.

From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, it may be necessary to apply a new or revised standard retroactively, resulting in the significant restatement of prior period financial statements.

External Risks

Adverse changes in global, national and local economic conditions, particularly a continuing or worsening slowdown where our business is concentrated, could harm our business.

Our success depends on the economic conditions in the United States and economic conditions in the general geographic markets in which we operate, principally in the South Central region of Wisconsin and to a lesser extent, the Southeastern and Northeastern regions of Wisconsin. We primarily provide banking and financial services to meet the needs of small to mid-sized businesses. The origination of loans secured by real estate and business assets of those businesses is our primary function and our principal source of profits. Client demand for loans could be reduced further by a weakening economy, increases in unemployment or an increase in interest rates in these areas. In addition, these businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. The duration and severity of economic declines, including declines in real estate and equipment values, in these areas could reduce our growth rate, impair our ability to collect loans or attract deposits, cause loans to become inadequately collateralized and generally have an adverse impact on our results of operations and financial condition.

The national and global macro-economic downturn, including recent events in the European financial markets, resulted in unprecedented levels of financial market volatility, depressed the overall market value of financial institutions, limited access to capital, and had a material adverse effect on the financial condition and results of banking companies, including the Corporation. There can be no assurance that the actions taken by the U.S. Government, FRB and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve their intended effect or will be continued.

Reputational Risks

Negative publicity could damage our reputation and adversely impact our business and financial results.

Reputation risk, or the risk to our earnings and capital due to negative publicity, is inherent in our business. Negative publicity can result from our actual or alleged conduct in a number of activities, including lending practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers, and can expose us to the litigation and regulatory action.

Our trust operations subject us to financial and reputational risks.

We are subject to trust operations risk related to performance of fiduciary responsibilities. Clients may make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether client claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact client demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks related to investing in the Corporation

Our stock is thinly traded.

Low volume of trading activity of our stock may make it difficult for investors to resell their common stock when they want at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors and the volume of shares traded can be influenced by:

•	our operating performance;

•	limited research analysis performed on our Corporation;

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors; and

•	changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause our stock price to decrease regardless of operating results.

To maintain adequate capital levels, we may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to our existing shareholders.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of our Banks we may need to limit or terminate cash dividends that can be paid to our shareholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and conditions in the capital markets at that time, and accordingly, we cannot provide assurance of our ability to raise capital on terms acceptable to us. The current economic environment, the relationship of stock prices to tangible book value, and the overall condition of capital markets, all of which are outside of our control, as well as any decline in our performance or stock price, increase uncertainty as to when capital on acceptable terms will be available to us. In addition, if we decide to raise equity capital, the interest of our shareholders could be diluted. Any issuance of common stock at prices below tangible book value would dilute the ownership of our current shareholders. In addition, the market price of our common stock could decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to serve as a source of strength to our Banks, pay dividends, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2011:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full service banking location of First Business Bank and office of First Business Financial Services, Inc.	2028

18500 W. Corporate Drive, Brookfield, WI	Full service banking location of First Business Bank - Milwaukee	2020

3913 West Prospect Avenue, Appleton, WI	Loan production office of First Business Bank	2017

230 Ohio Street, Oshkosh, WI	Loan production office of First Business Bank	2017

300 N. Broadway, Green Bay, WI	Loan production office of First Business Bank	2014

FBB also conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. For the purpose of generating asset-based loans, office space is also leased in Minneapolis, Minnesota; Cleveland, Ohio; St. Louis, Missouri; Detroit, Michigan; Denver, Colorado; and Chicago, Illinois under short-term lease agreements, which have terms of less than one year.

Item 3.	Legal Proceedings

We believe that no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations or cash flows. Since our subsidiaries act as depositories of funds, lenders and trust agents, they are occasionally named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to our business.

Item 4.	Reserved

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of FBFS is traded on the Nasdaq National Market under the symbol “FBIZ”. As of February 6, 2012, there were 422 registered shareholders of record of FBFS common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 425.

The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information available by NASDAQ, and cash dividends declared for the years ended December 31, 2011 and 2010, respectively.

	September 30,	September 30,	September 30,
	High	Low	Dividend Declared
2011

1st Quarter	$13.50	$11.19	$0.07
2nd Quarter	15.00	11.48	0.07
3rd Quarter	17.23	13.32	0.07
4th Quarter	17.24	13.76	0.07

2010
1st Quarter	$10.47	$9.47	$0.07
2nd Quarter	11.25	9.43	0.07
3rd Quarter	10.35	8.67	0.07
4th Quarter	14.90	8.80	0.07

The timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the Board) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies, supervisory actions and other factors considered relevant by the Board. Refer to Item 1, Business—Supervision and Regulation for additional discussion regarding the limitations on dividends and other capital contributions by the Banks to the Corporation. The Board anticipates it will continue to pay dividends as appropriate based on the above factors.

The following table summarizes compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2011.

	September 30,	September 30,	September 30,
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	125,034	$22.43	45,542

	September 30,	September 30,	September 30,	September 30,
Issuer Purchases of Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 1 – 31, 2011	332	$15.50	—	$177,150
November 1 – 30, 2011	2,733	15.70	—	177,150
December 1 – 31, 2011	—	—	—	177,150

(1)	The shares in this column represent the 3,065 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended December 31, 2011.

(2)	On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation would repurchase up to approximately $1,000,000 of the Corporation’s outstanding stock. As of December 31, 2011, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 6.	Selected Financial Data

Three Year Comparison of Selected Consolidated Financial Data

	September 30,	September 30,	September 30,
	As of and for the Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands, Except Share Data)
FOR THE YEAR:
Interest income	$56,217	$56,626	$56,356
Interest expense	20,756	24,675	28,322

Net interest income	35,461	31,951	28,034
Provision for loan and lease losses	4,250	7,044	8,225
Non-interest income	7,060	6,743	6,450
Non-interest expense	25,977	25,465	23,810
Goodwill impairment	—	2,689	—
Loss on foreclosed properties	420	206	691
Income tax expense	3,449	2,349	717

Net income	$8,425	$941	$1,041

Yield on earning assets	5.22%	5.39%	5.57%
Cost of funds	2.20	2.57	3.03
Interest rate spread	3.02	2.82	2.53
Net interest margin	3.29	3.04	2.77
Return on average assets	0.75	0.09	0.10
Return on average equity	14.03	1.67	1.90

ENDING BALANCE SHEET:
Total assets	$1,177,165	$1,107,057	$1,117,436
Securities	170,386	153,379	122,286
Loans and leases, net	836,687	860,935	839,807
Deposits	1,051,312	988,298	984,374
FHLB advances and other borrowings	40,292	41,504	57,515
Junior subordinated notes	10,315	10,315	10,315
Stockholders’ equity	64,214	55,335	54,393

FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to year-end loans	1.66%	1.85%	1.65%
Allowance to non-accrual loans and leases	65.03	42.37	50.76
Net charge-offs to average loans and leases	0.74	0.57	0.69
Non-accrual loans to gross loans and leases	2.56	4.37	3.26
Average equity to average assets	5.32	5.11	5.19

STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$3.23	$0.37	$0.41
Diluted earnings per common share(1)	3.23	0.37	0.41
Book value per share at end of period	24.46	21.30	21.42
Tangible book value per share at end of period	24.46	21.29	20.34
Dividend declared per share	0.28	0.28	0.28
Dividend payout ratio	8.67%	75.68%	68.29%
Shares outstanding	2,625,569	2,597,820	2,539,306

(1)	Basic and diluted earnings per share reflect earnings per common share as calculated under the two-class method due to the existence of participating securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of FBB or FBB – Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB – Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A—Risk Factors for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, FBFS cautions that, while its management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases can vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expected result will be achieved or accomplished.

FBFS does not intend to, and specifically disclaims any obligation to, update any forward-looking statements.

The following discussion and analysis is intended as a review of significant events and factors affecting the financial condition and results of operations of FBFS for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented in this Form 10-K.

Overview

Our principal business is conducted by FBB and FBB – Milwaukee and certain subsidiaries of FBB and consists of a full range of commercial banking products and services tailored to meet the financial service needs of small and medium size businesses, business owners, executives, professionals, and high net worth individuals. Products include commercial lending, asset-based lending, equipment financing, trust and investment services, treasury management services and a broad range of deposit products. Our operating philosophy is focused on local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin combined with the efficiency of centralized administrative functions such as support for information technology, loan support and deposit support, finance and accounting and human resources. We believe we have a unique niche business banking model and we consistently operate within this niche. This allows us to provide a great deal of expertise in offering financial solutions to our clients with an experienced staff who serve our clients on an ongoing basis.

Beginning in 2008 and continuing through today, the U.S. and world economies have experienced unprecedented changes in the capital and credit markets that have adversely affected the U.S. banking industry. The turmoil in the credit and capital markets has adversely impacted real estate values, businesses and the demand for credit, and the overall economic climate. Many financial institutions have sought merger partners or buyers, been forced to raise additional capital or forced into FDIC receivership by their primary regulator. The U.S. government has instituted several programs to stabilize the U.S. financial system and/or stimulate the U.S. economy that, among other things, were directed at increasing the capital bases of financial institutions.

The economic environment presents significant challenges for us and our industry. We believe that our historic loan and investment policies and underwriting practices, which we believe to be conservative, left us relatively well-positioned in the economic climate as compared to many U.S. financial institutions.

Our profitability depends on our ability to execute our strategic plan. Our 2011 strategic plan emphasized improving the overall credit quality of our loan and lease portfolio, generating organic growth in our loan and lease portfolios, increasing our market share of in-market core deposits and increasing fee income. Given the economic conditions throughout 2010 and 2011, there were limited opportunities to grow the loan and lease portfolios of the Banks with appropriate credit quality; however, we have been successful in reducing the amount of our non-performing assets, generating in-market core deposits, and increasing fee income. We expect that in 2012 we will continue to focus on improving our asset quality as well as increasing full banking relationships with commercial and industrial clients in order to increase our in-market deposits, enhance our loan portfolio and grow our non-interest income. We intend to add business development officers as appropriate to continue revenue growth and ongoing core earnings improvement. We believe this strategy will create opportunities to capitalize on any economic expansion as well as any current disruption to our competitors’ businesses in our core Wisconsin market areas.

Operational highlights

•

Our total assets increased to $1.177 billion as of December 31, 2011, a 6.3% increase, from $1.107 billion at December 31, 2010. The increase was primarily due to growth in our investment portfolio and short-term investments. Securities available for sale increased $17.0 million, or 11.1%, to $170.4 million at December 31, 2011 from $153.4 million at December 31, 2010. The increase in the investment portfolio was primarily driven by management’s effort to provide an enhanced return on our excess liquidity. Short-term investments increased $72.0 million to $113.4 million at December 31, 2011 from $41.4 million at December 31, 2010. The majority of our short-term investments are held in an interest bearing account at the Federal Reserve Bank of Chicago. We have excess liquidity in part due to our successful efforts to raise in-market deposits and in part due to our declining loan and lease portfolio.

•	Our average in market deposits increased $32.8 million, or 6.7%, to $519.3 million for the year ended December 31, 2011 from $486.6 million for the year ended December 31, 2010.

•

Net income for the year ended December 31, 2011 was $8.4 million compared to $941,000 for the year ending December 31, 2010. Net income excluding the impact of goodwill impairment for the year ended December 31, 2010 was $3.6 million. The increase in net income is attributable to a $3.5 million increase in net interest income and a decrease in provision for loan and lease losses of $2.8 million. During the year ended December 31, 2010, specifically in June 2010, we recorded an impairment of goodwill in an amount of $2.7 million. The goodwill impairment was an accounting adjustment that did not affect cash flows, liquidity, regulatory capital, regulatory capital ratios, or the future operations of our Corporation. Also, the goodwill impairment was not deductible for income tax purposes, so there is no income tax benefit associated with the impairment.

•

Diluted earnings per common share for the year ended December 31, 2011 was $3.23 compared to diluted earnings per common share for the year ended December 31, 2010 of $0.37. Diluted earnings per share for the year ended December 31, 2010 includes a $1.05 per share goodwill impairment charge. Excluding the impairment of goodwill, diluted earnings per common share was $1.42 for the year ended December 31, 2010.

•

Return on average equity was 14.03% for the year ended December 31, 2011 compared to 1.67% for the year ended December 31, 2010. Excluding the goodwill impairment, return on average equity was 6.46% for the year ended December 31, 2010.

•

Top line revenue, which consists of net interest revenue and non-interest income, increased 9.9% to $42.5 million for the year ended December 31, 2011 compared to $38.7 million for the year ended December 31, 2010.

•	Our net interest margin increased to 3.29% for the year ended December 31, 2011 as compared to 3.04% for the year ended December 31, 2010.

•

Provision for loan and lease losses was $4.3 million for the year ended December 31, 2011 compared to $7.0 million for the year ended December 31, 2010. Allowance for loan and lease losses as a percentage of total loans was 1.66% as of December 31, 2011 as compared to 1.85% as of December 31, 2010.

•	Net charge-offs as a percentage of average loans was 0.74% for the year ended December 31, 2011 compared to 0.57% for the year ended December 31, 2010.

•	Non-performing assets as percentage of total assets were 2.04% at December 31, 2011 compared to 3.63% at December 31, 2010.

•	Non-accrual loans and leases decreased approximately $16.6 million, or 43.3%, to $21.8 million as of December 31, 2011 from $38.4 million as of December 31, 2010.

In the bullet points above for the year ended December 31, 2010, we present (1) net income and diluted earnings per share, in each case excluding the goodwill impairment and (2) return on average assets and return on average equity, calculated using net income excluding goodwill impairment. Each of these presented measures is a non-GAAP measure. We use these measures because we believe they provide greater comparability of the financial performance to all periods presented.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew by approximately 9.9% from the prior year. The components of top line revenue were as follows:

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	Change
	(Dollars In Thousands)
Net interest income	$35,461	$31,951	11.0%
Non-interest income	7,060	6,743	4.7

Total top line revenue	$42,521	$38,694	9.9

Core Earnings. Core earnings is comprised of our pre-tax income adding back our provision for loan and lease losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP.

Our core earnings metric has improved by 25.1% when comparing the year ended December 31, 2011 to the year ended December 31, 2010.

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	Change
	(Dollars in Thousands)
Net income before taxes	$11,874	$3,290	260.9%
Add back:
Provision for loan and lease losses	4,250	7,044	(39.7)
Loss on foreclosed properties	420	206	103.9
Goodwill impairment	—	2,689	(100.0)
Gain on sale of securities	—	—	—

Core earnings	$16,544	$13,229	25.1

Return on Average Equity and Return on Average Assets. Return on average equity for the year ended December 31, 2011 was 14.03% compared to 1.67% for the year ended December 31, 2010. The increase in return on average equity was directly related to the increase in net income, specifically an increase in net interest income, a reduction in the provision for loan and lease loss and the absence of goodwill impairment in the year ended December 31, 2011. The goodwill impairment in 2010 was an accounting adjustment that did not affect cash flows, liquidity, regulatory capital, regulatory capital ratios, or the future operations of our Corporation. Management has primarily focused its attention on the comparison of return on average equity excluding the $2.7 million goodwill impairment to analyze the improvement in profitability of the Corporation from the comparable reporting periods of the prior year. Excluding the $2.7 million goodwill impairment charge, return on equity for the year ended December 31, 2010 was 6.46%. We view return on equity as an important measurement for monitoring profitability, and we are continuing to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.

Return on average assets for the year ended December 31, 2011 was 0.75% compared to 0.09% for the year ended December 31, 2010. The increase in return on average assets was primarily due to the improvement in net income, specifically an increase in net interest income and a reduction in the provision for loan and lease loss as well as the absence of goodwill impairment in 2011. Excluding the goodwill impairment, return on average assets for the year ended December 31, 2010 was 0.33%.

See “Operational Highlights” of this section for a discussion of our 2010 net income excluding goodwill impairment, a non-GAAP financial measure, used in the above calculation of return on average equity and return of average assets excluding goodwill impairment.

Net Interest Income. Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management strategies used by management in responding to such changes.

The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Rate/Volume Analysis

	September 30,	September 30,	September 30,	September 30,
	Increase (Decrease) for the Year Ended December 31,
	2011 Compared to 2010
	Rate	Volume	Rate/ Volume	Net
	(In Thousands)

Interest-Earning Assets
Commercial real estate and other mortgage loans	$(876)	$593	$(15)	$(298)
Commercial and industrial loans	639	(117)	(4)	518
Direct financing leases	(53)	(410)	15	(448)
Other loans	101	57	10	168

Total loans and leases receivable	(189)	123	6	(60)
Mortgage-related securities	(974)	787	(170)	(357)
Investment securities	2	—	8	10
FHLB Stock	2	—	—	2
Short-term investments	(1)	(3)	—	(4)

Total net change in income on interest-earning assets	(1,160)	907	(156)	(409)

Interest-Bearing Liabilities
Interest-bearing transaction accounts	(54)	(172)	36	(190)
Money market	(250)	457	(41)	166
Certificates of deposit	(553)	(92)	30	(615)
Brokered certificates of deposit	(3,149)	195	(39)	(2,993)

Total deposits	(4,006)	388	(14)	(3,632)
FHLB advances	136	(610)	(129)	(603)
Other borrowings	167	138	11	316
Junior subordinated notes	—	—	—	—

Total net change in expense on interest-bearing liabilities	(3,703)	(84)	(132)	(3,919)

Net change in net interest income	$2,543	$991	$(24)	$3,510

The table below shows our average balances, interest, average rates, net interest margin and the spread between combined average rates earned on our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011			2010
	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost
	(Dollars In Thousands)

Interest-Earning Assets
Commercial real estate and other mortgage loans	$608,665	$33,192	5.45%	$598,068	$33,490	5.60%
Commercial and industrial loans	219,754	16,959	7.72	221,323	16,441	7.43
Direct financing leases	16,974	1,039	6.12	23,429	1,487	6.35
Other loans	18,591	742	3.99	16,914	574	3.39

Total loans and leases receivable(1)	863,984	51,932	6.01	859,734	51,992	6.05
Mortgage-related securities(2)	162,817	4,156	2.55	138,637	4,513	3.26
Investment securities	410	10	2.36	—	—	—
Federal Home Loan Bank stock	2,367	2	0.10	2,367	—	—
Short-term investments	48,395	117	0.24	49,878	121	0.24

Total interest-earning assets	1,077,973	56,217	5.22	1,050,616	56,626	5.39
Non-interest-earning assets	51,078			48,813

Total assets	$1,129,051			$1,099,429

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$25,389	70	0.28	$74,784	260	0.35
Money market	300,652	2,971	0.99	258,569	2,805	1.08
Certificates of deposit	80,323	1,108	1.38	84,828	1,723	2.03
Brokered certificates of deposit	486,594	12,966	2.66	480,709	15,959	3.32

Total interest-bearing deposits	892,958	17,115	1.92	898,890	20,747	2.31
FHLB advances	656	38	5.83	13,414	641	4.78
Other borrowings	41,488	2,491	6.00	39,010	2,175	5.58
Junior subordinated notes	10,315	1,112	10.78	10,315	1,112	10.78

Total interest-bearing liabilities	945,417	20,756	2.20	961,629	24,675	2.57
Demand deposits	112,899			68,430
Non-interest-bearing liabilities	10,674			13,153

Total liabilities	1,068,990			1,043,212
Stockholders’ equity	60,061			56,217

Total liabilities and stockholders’ equity	$1,129,051			$1,099,429

Net interest income		$35,461			$31,951

Net interest spread			3.02%			2.82%
Net interest-earning assets	$132,556			$88,987

Net interest margin			3.29%			3.04%
Average interest-earning assets to average interest-bearing liabilities	114.02%			109.25%
Return on average assets	0.75			0.09
Return on average equity	14.03			1.67
Average equity to average assets	5.32			5.11
Non-interest expense to average assets	2.34			2.58

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

Net interest income increased by $3.5 million, or 11.0%, during the year ended December 31, 2011 compared to the same period in 2010. The increase in net interest income is primarily attributable to favorable rate variances from lower cost of deposits. The Federal Reserve held interest rates constant throughout 2010 and 2011. Therefore the majority of the increase in net interest income associated with rate variances was caused by pricing deposits commensurate with current market conditions and demand along with replacing higher yielding maturing brokered certificates of deposits at lower current market rates.

The yield on average earning assets for the year ended December 31, 2011 was 5.22% compared to 5.39% for the year ended December 31, 2010. The yield on average earning assets was negatively affected by the declining interest rates associated with our investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are reinvested in additional collateralized mortgage obligations or tax-exempt municipal obligations. Given the continued low interest rate environment, the overall coupon on new security purchases has typically been lower than the rates on securities that experience prepayments. This has caused the investment yield to decline by approximately 71 basis points. The total loans and leases receivable yield was 6.01% for the year ended December 31, 2011 compared to 6.05% for the year ended December 31, 2010. A significant portion of our loan portfolio is either fixed rate in nature or subject to interest rate floors. Interest rate floors provide protection to our margin in periods of declining or stable low interest rate environments. The various loan and lease portfolio yields are influenced by pricing and mix of the loan and leases.

The overall weighted average rate paid on interest-bearing liabilities was 2.20% for the year ended December 31, 2011, a decrease of 37 basis points from 2.57% for the year ended December 31, 2010. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower rate paid on our money market accounts. The continued low rate environment coupled with our maturity structure of our brokered certificate of deposit portfolio has provided us the opportunity to manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.

Net interest margin increased 25 basis points to 3.29% for the year ended December 31, 2011 from 3.04% for the year ended December 31, 2010. The improvement in net interest margin correlates with a 20 basis point increase in the net interest rate spread coupled with an increase in the value of the net free funds. Average demand deposits increased $44.5 million to $112.9 million for the year ended December 31, 2011 compared to $68.4 million for the year ended December 31, 2010. This increase is partially caused by the change in the regulations for which these types of accounts qualify for unlimited FDIC insurance coverage.

Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $4.3 million and $7.0 million for the years ended December 31, 2011 and 2010, respectively. Our provision for loan and lease losses is dependent on credit quality and determined based upon the inherent credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. To establish the appropriate level of the allowance for loan and lease losses, we regularly review our historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the four primary segments of our loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, unemployment rates, geographic concentrations, industry concentrations, loans and leases on internal monitoring reports, experience in the credit granting functions, changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral. While we made no significant changes to our loan and lease underwriting standards in 2011 or 2010, continued current economic conditions have caused us to maintain additional rigor to our underwriting and monitoring processes.

During the years ended December 31, 2011 and 2010, the factors influencing the provision for loan and lease losses were the following:

	September 30,	September 30,
	For the year ended December 31,
	2011	2010

Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$(365)	$3,323
Subjective factor changes	62	213
Charge-offs in excess of specific reserves	5,025	3,499
Recoveries	(864)	(313)
Change in inherent risk of the loan and lease portfolio	392	322

Total provision for loan and lease losses	$4,250	$7,044

The establishment/modification of specific reserves on impaired loans represents new specific reserves established on impaired loans where, although collateral shortfalls are present, we believe that we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. Charge-offs in excess of specific reserves represents an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where 1) a loan has previously been partially written down to its estimated fair value and continues to decline, 2) rapid deterioration of a credit requires an immediate partial or full charge-off, or 3) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Refer to Financial Condition—Allowance for Loan and Lease Losses for further information.

Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, loan fee income and income from bank-owned life insurance, increased by $317,000, or 4.7%, to $7.1 million for the year ended December 31, 2011, from $6.7 million for the year ended December 31, 2010.

Trust and investment services fee income increased by $198,000, or 8.5%, to $2.5 million for the year ended December 31, 2011 compared to $2.3 million for the year ended December 31, 2010. Trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.

At December 31, 2011, our trust assets under management grew 33.4%, to $532.6 million from $399.4 million at December 31, 2010 while our assets under administration totaling $129.7 million at December 31, 2011 remained relatively flat compared to $127.5 million at December 31, 2010. The growth in the assets under management is primarily due to establishing new relationships. A significant amount of this growth occurred during the fourth quarter of 2011, when a large client utilized our expertise in handling a substantial transaction as part of its business succession plan. Similar to the other areas within our Corporation, we focus on obtaining and managing larger than average client relationships. Our assets under management and administration can be influenced by the addition or loss of a client relationship.

In 2012, we expect to continue to increase our assets under management, but we also expect that assets under management and trust and investment services fee income will continue to be affected by market volatility for the foreseeable future.

Loan fees increased by approximately $243,000, or 19.6%, to $1.5 million for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2010. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset-based loans. The increase in loan fees was primarily related to additional collateral audits performed and additional other asset based loan fees collected.

Other non-interest income decreased by $181,000, or 29.3%, to $436,000 for the year ended December 31, 2011 from $617,000 for the year ended December 31, 2010 primarily due to a decrease in the volume and magnitude of gains associated with lease end termination activity in the comparable periods.

Non-Interest Expense. Non-interest expense decreased by $2.0 million, or 6.9%, to $26.4 million for the year ended December 31, 2011 from $28.4 million for the comparable period of 2010, primarily due to the absence of goodwill impairment in 2011, a decrease in FDIC insurance costs, and a decrease in collateral liquidation costs partially offset by increases in compensation expense, loss on foreclosed properties, and marketing expenses.

In June 2010, we recorded an impairment of goodwill of $2.7 million as we concluded at that time that the implied fair value of our reporting unit’s goodwill was less than the current carrying value of the reporting unit’s goodwill. We wrote-off the entire carrying value of the goodwill in 2010.

FDIC insurance expense decreased by $644,000, or 20.6%, to $2.5 million for the year ended December 31, 2011 compared to $3.1 million for the year ended December 31, 2010. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to implement revisions required by the Dodd-Frank Act, including, among other changes, modifying the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculation and changing the assessment rate adjustments. This amendment resulted in a reduced FDIC insurance cost for our Banks.

Collateral liquidation costs decreased by $381,000, or 32.6%, to $786,000 for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2011. Collateral liquidation costs are expenses incurred by us to facilitate resolution of impaired commercial loans. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients; the recovery of expense is shown as a net reduction to this line item.

Compensation expense increased by $1.6 million, or 12.1%, to $14.9 million for the year ended December 31, 2011 from $13.3 million for the year ended December 31, 2010. The overall increase in compensation expense was primarily caused by an additional accrual to record the appropriate level of compensation expense arising from our non-equity incentive compensation program. Based upon established targets for 2011, we have accrued for a higher level of performance in the program’s established criteria as compared to the prior year. Merit increases and additional expense associated with our employer provided health insurance plans also contributed to the increase in compensation expense.

During the year ended December 31, 2011, we recognized a net loss on foreclosed properties of $420,000 compared to a loss of $206,000 for the year ended December 31, 2010. We continue to experience further declines in real estate values and as a result we recorded impairment adjustments totaling $621,000 for the year ended December 31, 2011. Partially offsetting the valuation adjustments for foreclosed properties is the recognition of gains totaling $201,000 on properties that we have sold to independent third parties. As of December 31, 2011, we believe that foreclosed properties are recorded at their estimated fair value, less estimated costs to sell. We are active in pursuing appropriate foreclosure actions to further protect of our interest in identified impaired loans. We continue to expect an elevated level of foreclosed properties owned by us for the foreseeable future and the level of impairment adjustments or potential future losses on disposals of properties is uncertain.

Marketing expense increased by $245,000, or 32.7%, to $994,000 for the year ended December 31, 2011 from $749,000 for the year ended December 31, 2010. The increase in marketing expense was a direct result of the timing associated with the execution of certain marketing strategies and a renewed corporate-wide marketing effort.

Income Taxes. Income tax expense was $3.4 million for the year ended December 31, 2011 compared to $2.3 million, for the year ended December 31, 2010. The overall increase in tax expense is primarily due to the increased level of pre-tax income in comparison to the prior year, when taking into consideration the non-deductibility of goodwill in 2010. The effective tax rate for the year ended December 31, 2011 was 29.1%. The impact of discrete items recorded during the year provided a net benefit of approximately 5.6%. Discrete items primarily consist of the release of valuation allowance and additional state expense recognized as a result of the completed filings of our state income tax returns. Refer to Note 15—Income Taxes in the Consolidated Financial Statements for further information. In June 2011, FBB and FBCC entered into a confidential settlement with the Wisconsin Department of Revenue. This settlement did not result in a liability materially different than that which had been previously accrued. In addition, on June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first tax year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis. The net business losses can be used to the extent the income is attributable to the group’s unitary business. If loss carryforwards equal to the five-percent threshold cannot be fully used in any tax year, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year in the twenty-year period, until those carryforwards are completely used or expired. We evaluated the potential utilization of the outstanding Wisconsin net operating losses under the provisions of this new law and determined that it is more likely than not the net operating losses will be realized. As a result, we released the valuation allowance previously associated with these net operating losses.

During the year ended December 31, 2010, we recorded a goodwill impairment of $2.7 million. The goodwill impairment is treated as a permanent difference and is not deductible for income tax purposes which created a significant tax expense in relation to the pre-tax income.

Financial Condition

December 31, 2011

General. At December 31, 2011 our total assets were $1.177 billion, an increase of $70.1 million, or 6.3%, from $1.107 billion at December 31, 2010.

Short-term investments. Short-term investments increased by $72.0 million to $113.4 million at December 31, 2011 from $41.4 million at December 31, 2010. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.

Securities. Securities available-for-sale increased by $17.0 million to $170.4 million at December 31, 2011 from $153.4 million at December 31, 2010, primarily due to purchases of collateralized mortgage obligations issued by government agencies, primarily GNMA, purchases of tax-exempt municipal obligations and increases in market valuation on the portfolio of securities we hold. All of our securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of tax, reported as a component of comprehensive income. We did not hold any securities designated as held-to-maturity or trading as of December 31, 2011 and 2010.

Our available-for-sale portfolio primarily consists of collateralized mortgage obligations and is used to provide an additional source of liquidity, while contributing to the earnings of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. Mortgage-related securities, including collateralized mortgage obligations, are subject to risks based upon the future performance of underlying mortgage loans for these securities. The overall credit risk associated with these investments as it relates to our investment portfolio is minimal as we primarily purchase investments which are guaranteed by GNMA. We may also purchase securities insured by the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA). In addition, we believe collateralized mortgage obligations represent attractive investments due to the wide variety of maturity and repayment characteristics that allow us to better match our liability structure. Of the total available-for-sale mortgage securities we held at December 31, 2011, $165.4 million, or 97.1%, were issued by GNMA. None of the securities within our portfolio are collateralized by sub-prime mortgages. We do not hold any FHLMC or FNMA preferred stock. GNMA securities are guaranteed by the U.S. federal government and provide favorable capital treatment. In 2011, we began purchasing tax-exempt municipal obligations. The addition of tax-exempt municipal securities to our investment portfolio provides for further opportunity to improve the overall yield of our investment portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities primarily in Wisconsin. As we evaluate the level of on-balance sheet liquidity, we may in the future, purchase other types of investments as permitted by our investment policy. Such investments will be subject to credit worthiness and yields appropriate for the risk assumed.

There were no sales of securities during the years ended December 31, 2011 and 2010.

Risks associated with our mortgage related securities portfolio are prepayment risk, extension risk and interest rate risk. Should general interest rates decline, the mortgage-related securities portfolio would be subject to prepayments caused by borrowers seeking lower financing rates. Conversely, an increase in general interest rates could cause the mortgage-related securities portfolio to be subject to a longer term to maturity caused by borrowers being less likely to prepay their loans. Such a rate increase could also cause the fair value of the mortgage related securities portfolio to decline. Given the economic environment and current elevated foreclosure rates, prepayment activities have become less predictable.

Investment objectives are formed to meet liquidity requirements and generate a favorable return on investments without compromising other business objectives and levels of interest rate risk and credit risk. Consideration is also given to investment portfolio concentrations. Federal and state chartered banks are allowed to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, certain time deposits of insured financial institutions, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds. Our investment policy provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers an unsuitable investment practice. These objectives are formalized and documented in our investment policy which is approved by the Banks’ Boards of Directors (Bank Boards) on an annual basis. Management, as authorized by the Boards, implements this policy. The Boards review investment activity on a monthly basis.

At December 31, 2011, $19.6 million of our mortgage-related securities were pledged to secure our various obligations including outstanding advances with the FHLB and interest rate swap contracts or to secure unused borrowing capacity with the FHLB.

The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011		2010
	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Securities available-for-sale
Municipal obligations	$2,736	$2,831	$—	$—
Collateralized mortgage obligations – government agencies	161,443	165,401	149,948	152,776
Collateralized mortgage obligations – government sponsored enterprises	2,169	2,154	591	603

	$166,348	$170,386	$150,539	$153,379

The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our debt securities at December 31, 2011, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on tax equivalent basis.

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars In Thousands)
Available-for-sale
Municipal obligations	$—	—%	$—	—%	$2,364	2.35%	$467	2.62%	$2,831
Collateralized mortgage obligations – government agencies	—	—	316	5.14	1,072	3.28	164,013	2.89%	165,401
Collateralized mortgage obligations – government sponsored enterprises	—	—	—	—	2,154	1.73	—	—	2,154

	$—	—	$316		$5,590		$164,480		$170,386

Derivative Activities. The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2011 and 2010, the Banks did not hold any derivative instruments that were designated as cash flow or fair value hedges. The derivative portfolio consists primarily of interest rate swaps offered directly to qualified commercial borrowers which allowed the Banks to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Banks economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Banks to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked-to market through earnings each period.

As of December 31, 2011, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $53.7 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between August 2013 and October 2021. At December 31, 2011, the fair value of the swaps with commercial borrowers was approximately $3.4 million and was included in accrued interest receivable and other assets. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps mature between August 2013 and October 2021. Dealer counterparty swaps were reported on our balance sheet as a net derivative liability of $3.4 million due to master netting and settlement contracts with dealer counterparties and is included in accrued interest payable and other liabilities as of December 31, 2011.

Loans and Leases Receivable. We principally originate commercial and industrial loans and commercial real estate loans. The overall mix of our portfolio has remained consistent in 2011 when compared to 2010 with approximately 70% of our loan and lease portfolio concentrated in commercial real estate loans primarily in our owner occupied and non-owner occupied classes. Commercial real estate lending typically involves larger loan principal amounts than that for residential mortgage loans or consumer loans. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties; therefore, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be impacted. The deterioration of one or more of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans results in a loss of earnings from these loans and could result in an increase in the provision for loan and lease loss and an increase in charge-offs, all of which could have a material adverse impact on our net income.

Total net loans and leases receivable decreased by $24.2 million, or 2.8% to $836.7 million at December 31, 2011 from $860.9 at December 31, 2010. We are seeing demand for new loans and leases; however, our new loan and lease growth is primarily offset by the contractual amortization of our existing portfolio and a reduction of non-accrual loans and leases. As discussed in more detail in the Non-Performing Assets section, non-accrual loans and leases declined by $16.6 million, or 43.3%, primarily due to non-accrual loans and leases being either partially or fully paid off from other sources, including refinancing from other financial institutions, or partially or fully charged-off. This is a positive decline in our overall portfolio which resulted in improved overall asset quality of our loan and lease portfolio which further leads to lower loan loss provision expense and lower required allowance for loan loss reserves.

The economic environment continues to present challenges; specifically, the demand for loans from qualified prospects continues to be weak. We have also experienced greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity. We remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease activity to be lower than we have experienced in our past and my not be sufficient to replace normal amortization and potential disposition of non-performing loans.

A key component to our loan origination process is credit underwriting through a committee. Business development officers generally have relatively low individual lending authority limits, therefore requiring that a significant portion of our new credit extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. We believe the diligence involved in our underwriting, credit approval and loan monitoring processes provides for strong controls to minimize the deterioration of the quality of the loan and lease portfolio. We believe the early detection of problems results in greater opportunity for us to mitigate our risk of loss. However, we continue to face credit risk as macro-economic and political developments impact and may continue to impact the banking industry and the welfare of our clients.

Loan Portfolio Composition. The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)

Commercial real estate loans:
Owner occupied	$150,528	17.68%	$152,560	17.38%	$170,477	19.95%
Non-owner occupied	304,597	35.77	307,307	35.00	271,329	31.75
Construction and land development	38,124	4.48	61,645	7.02	64,194	7.51
Multi-family	43,905	5.16	43,012	4.90	43,959	5.14
1-4 family	43,513	5.11	53,849	6.13	56,131	6.58

Total commercial real estate loans	580,667	68.20	618,373	70.43	606,090	70.93

Commercial and industrial loans	237,099	27.84	225,921	25.73	199,661	23.66

Direct financing leases, net	17,128	2.01	19,288	2.20	27,607	3.24

Other loans:
Home equity and second mortgage	4,970	0.58	5,091	0.58	7,879	0.92
Other	11,682	1.37	9,315	1.06	13,260	1.55

Total other loans	16,652	1.95	14,406	1.64	21,139	2.47

Gross loans and leases receivable	851,546	100.00%	877,988	100.00%	854,497	100.00%

Contras to loans and leases:
Allowance for loan and lease losses	(14,155)		(16,271)		(14,124)
Deferred loan fees	(704)		(782)		(566)

Loans and leases receivable, net	$836,687		$860,935		$839,807

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Amounts Due				Interest terms on amounts due after one year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)

Commercial real estate
Owner-occupied	$28,094	$90,124	$32,310	$150,528	$87,057	$35,377
Non-owner occupied	79,180	164,470	60,947	304,597	167,795	57,622
Construction and land development	20,717	14,176	3,231	38,124	11,823	5,584
Multi-family	16,535	19,402	7,968	43,905	20,156	7,214
1-4 family	18,649	22,245	2,619	43,513	22,446	2,418
Commercial and industrial	80,444	136,459	20,196	237,099	35,847	120,808
Direct Financing Leases	3,201	11,417	2,510	17,128	13,927	—
Other	6,955	9,306	391	16,652	8,677	1,020

	$253,775	$467,599	$130,172	$851,546	$367,728	$230,043

Commercial Real Estate Loans. The Banks originate owner occupied and non-owner occupied commercial real estate loans which have fixed or adjustable rates and generally terms of up to five years and amortizations of up to twenty-five years on existing commercial real estate and new construction. The Banks also originate loans to construct commercial properties and complete land development projects.

The Banks’ construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant. Multi-family loans are primarily secured by apartment buildings and are mostly located in Dane and Waukesha counties. One to four family first mortgage loans are generally secured by single family homes that are held for investment by our clients.

Commercial and Industrial Loans. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business.

Of the $237.1 million of commercial and industrial loans, including asset based loans, outstanding as of December 31, 2011; $113.3 million were originated by FBCC, our asset-based lending subsidiary. These asset-based loans are typically secured by the borrower’s accounts receivable and inventory. Asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Therefore, these loans generally have higher interest rates, non-origination fees collected in lieu of interest and are accompanied by close monitoring of assets. Asset-based loans secured by owner-occupied real estate amounted to $14.2 million as of December 31, 2011 and are included in the owner-occupied commercial real estate loan portfolio.

Leases. Leases initiated through First Business Equipment Finance (FBEF) are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing, however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.

FBEF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 20% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in a level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, FBEF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, where available, valuations by independent appraisers, adjusted for known trends.

Other Loans. The Banks originate a small amount of consumer loans consisting of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Banks.

Non-performing Assets. Our non-accrual loans and other non-performing assets consisted of the following at December 31, 2011 and 2010.

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(Dollars In Thousands)

Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$2,972	$6,283	$7,996
Commercial real estate – non-owner occupied	2,249	5,144	486
Construction and land development	7,229	9,275	3,317
Multi-family	2,009	4,186	1,760
1-4 family	3,506	4,237	3,015

Total non-accrual commercial real estate	17,965	29,125	16,574

Commercial and industrial	1,558	6,436	7,086
Direct financing leases, net	18	—	1

Other:
Home equity and second mortgage	1,002	939	872
Other	1,223	1,906	3,292

Total non-accrual other loans	2,225	2,845	4,164

Total non-accrual loans and leases	21,766	38,406	27,825
Foreclosed properties, net	2,236	1,750	1,671

Total non-performing assets	$24,002	$40,156	$29,496

Performing troubled debt restructurings	$111	$718	$—

Total non-accrual loans and leases to gross loans and leases	2.56%	4.37%	3.26%
Total non-performing assets to total assets	2.04	3.63	2.64
Allowance for loan and lease losses to gross loans and leases	1.66	1.85	1.65
Allowance for loan and lease losses to non-accrual loans and leases	65.03	42.37	50.76

As of December 31, 2011 and 2010, $13.3 million and $18.7 million of the non-accrual loans are considered troubled debt restructurings, respectively. As noted in the above table, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $24.0 million, or 2.56% of total assets, as of December 31, 2011, a decrease in non-performing assets of 40.2%, or $16.2 million, from December 31, 2010. The improvement in asset quality is attributable to several factors including a significant reduction in our non-accrual portfolio by way of reducing outstanding balances due to borrowers obtaining alternative sources of funds or through borrower initiated sale of underlying collateral, continued payment collections that have been applied directly to principal, and the result of the recognition of further charge-offs given valuations of underlying collateral for collateral dependent loans.

A summary of our current period non-accrual loan and lease activity is as follows (In Thousands):

September 30,
Non-accrual loans and leases as of December 31, 2010	$38,406
Loans and leases transferred into non-accrual status	13,078
Non-accrual loans and leases returned to accrual status	(715)
Non-accrual loans and leases transferred to foreclosed properties	(3,119)
Non-accrual loans and leases partially or fully charged-off	(7,158)
Cash received and applied to principal of non-accrual loans and leases	(18,726)

Non-accrual loans and leases as of December 31, 2011	$21,766

We continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, or bankruptcy filings. Therefore, we continue to experience new additions of non-accrual loans. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience elevated levels of impaired loans and leases. We are, however, seeing improvements in asset quality of our loan and lease portfolio as evidenced by the decline in the non-performing assets coupled with a relatively low percentage of non-performing assets to accruing loans. At December 31, 2011, 0.5% of total accruing loans were 30-89 days past due. This early stage delinquency monitoring provides insight into potential future problems. Based upon the payment performance, there does not appear to be imminent areas of concern as of the end of the reporting period, although this metric can change rapidly if factors currently unknown to us change.

In 2011, 2010 and 2009, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is applied against the outstanding principal. Please also refer to Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan Lease Losses in the Consolidated Financial Statements for additional detail related to past due statistics by loan and lease classes.

We also monitor our asset quality through our established categories as defined in Note 4 – Loans and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses in the Notes to Consolidated Financial Statements. We are seeing improved percentages in our categories that would be considered indicative of adequate credit quality. Our total non-accrual loans and leases as a percentage of gross loans and leases declined to 2.56% at December 31, 2011 as compared to 4.37% at December 31, 2010. This is due to problem credits exiting the Banks as well as shifts in credit risk ratings to improved levels based upon our established monitoring criteria with 77.0% of our portfolio considered a Category I. We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to assess a final conclusion on the asset quality of the portfolio. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interest of the Banks. We received cash payments of approximately $15.4 million from borrowers on non-accrual status principally due to clients exiting our bank with alternative sources of financing or borrower initiated sales of underlying collateral. We received cash payments of approximately $3.3 million from operations of the borrowers which we applied directly to principal. As we continue to have these discussions, we expect that we will continue to see further reductions in our overall non-accrual portfolio.

Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease and may lead to a potential loss. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of impaired loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover our entire principal. This practice leads to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As of December 31, 2011 and December 31, 2010, our allowance for loan and lease losses to total non-accrual loans and leases was 65.03% and 42.37%, respectively. As we begin to see improvements in asset quality and allowance for loan and lease loss reserves are measured more through general characteristics of our portfolio rather than through specific identification, we will see this ratio rise. Conversely, if we identify further impaired loans this ratio could fall should the impaired loan be adequately collateralized and therefore no specific or general reserve provided. Given our business practices and our evaluation of our existing loan and lease portfolio, management believes that this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2011.

Additional information about impaired loans as of and for the years ended December 31, 2011 and 2010 was as follows:

	September 30,	September 30,
	As of December 31,
	2011	2010
	(In Thousands)
Impaired loans and leases with no impairment reserves	$18,888	$19,749
Impaired loans and leases with impairment reserves required	2,989	19,375

Total impaired loans and leases	21,877	39,124
Less:
Impairment reserve (included in allowance for loan and lease losses)	888	3,459

Net impaired loans and leases	$20,989	$35,665

Average impaired loans and leases	$33,793	$29,714

	For the years ended December 31,
	2011	2010
	(In Thousands)
Interest income attributable to impaired loans and leases	$2,682	$2,702
Interest income recognized on impaired loans and leases	(787)	(102)

Net foregone interest income on impaired loans and leases	$1,895	$2,600

In addition to all non-accrual loans and leases, impaired loans and leases as of December 31, 2011 and 2010 also included $111,000 and $718,000 of loans that are performing troubled debt restructurings, and thus are not on non-accrual status, but are considered impaired, due to the concession in terms. Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our best estimate of fair value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals. Our policy regarding appraisals requires the utilization of appraisers from our approved list, the performance of independent internal reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the loan approval process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was adequate at December 31, 2011. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value may be different in the future which may require additional charge-offs or specific reserves to be recorded.

Foreclosed properties are recorded at the lower of cost or fair value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan and lease losses prior to transfer to foreclosed property. The fair value is based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to fair value less costs to sell are charged directly to non-interest expense. Foreclosed properties were $2.2 million, an increase of 27.8%, at December 31, 2011 from $1.8 million at December 31, 2010. The increase in foreclosed properties is primarily attributable to the addition of new properties to our portfolio as we proceeded with appropriate foreclosure actions to mitigate and protect our interests from further loss offset by successful efforts to sell existing inventory of foreclosed properties. Due to further deterioration of the market value of properties we own, we recorded impairment losses of $621,000 for the year ended December 31, 2011. Net gains on sales of existing foreclosed property inventory were $201,000 for the year ended December 31, 2011. We continue to evaluate possible exit strategies on our impaired loans which foreclosure action may be probable and we expect that our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim legal title to the properties.

A summary of foreclosed properties activity for the years ended December 31, 2011 and 2010 is as follows:

	September 30,	September 30,
	2011	2010
	(In Thousands)
Balance at the beginning of the period	$1,750	$1,671
Transfer of loans to foreclosed properties, at lower of cost or fair value	3,119	1,842
Impairment adjustments	(621)	(326)
Net book value of properties sold	(2,012)	(1,437)

Balance at the end of the period	$2,236	$1,750

Allowance for Loan and Lease Losses. To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments and risk ratings. We first evaluate loans and leases for potential impairment classification. Once a loan or lease is determined to be impaired we then analyze the impaired loans and leases on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. In order to establish the level of the general portion of the allowance for loan and lease losses, we regularly review and update the calculations within our existing allowance methodology by incorporating historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the various segments of the loan and lease portfolio. These factors include delinquencies, volume and average size loan relationships, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in the credit granting functions, changes in underwriting standards and level of non-performing assets and related fair value of underlying collateral. The historical charge-off migration analysis utilizes the most recent five years of net charge-offs and traces the migration of the risk rating from origination through charge-off. The historical percentage of the amounts charged-off for each risk rating is averaged for the five-year period giving greater weight in the calculation to the recent years. We then apply these percentages to the current loan and lease portfolio.

When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Due to the economy’s ongoing weakness, estimated proceeds from the sales of property securing collateral dependent loans have generally been deemed insufficient to repay the related debt, confirming our inability to receive our entire contractual principal on certain commercial real estate loans. Many of the impaired loans are collateral dependent. It is part of our routine process to obtain appraisals on all impaired loans at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values continue to decline, and that current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans. As of December 31, 2011, the allowance for loan loss reflected the results of the most current information we have based upon the monitoring systems in place.

As a result of this review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $14.2 million, or 1.66% of gross loans and leases, at December 31, 2011. Taking into consideration net charge-offs of $6.4 million, the required provision for loan and lease losses was $4.3 million for the year ended December 31, 2011. At December 31, 2010, the allowance for loan and lease losses was $16.3 million, or 1.85% of gross loans and leases, reflecting net charge-offs of $4.9 million and a provision for loan and lease losses of $7.0 million for the year ended December 31, 2010.

Given complexities with legal actions on certain of our large commercial real estate and commercial and industrial loans and the continued decline in economic conditions, we continue to evaluate the best information available to us to determine the amount of the loans that are uncollectable. We believe the loans were recorded at the appropriate values at December 31, 2011; however, further charge-offs could be recorded if changes in facts and circumstances in the future lead us to a different conclusion.

A summary of the activity in the allowance for loan and lease losses follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)

Allowance at beginning of period	$16,271	$14,124	$11,846

Charge-offs:
Commercial real estate:
Commercial real estate – owner occupied	(1,376)	(258)	—
Commercial real estate – non-owner occupied	(1,612)	—	—
Construction and land development	(2,091)	(2,110)	(2,681)
Multi-family	(312)	(1,059)	(424)
1-4 family	(942)	(596)	(542)
Commercial and industrial	(475)	(352)	(2,031)
Direct financing leases	—	—	(231)
Other:
Home equity loans and second mortgage	(113)	(142)	(157)
Other	(309)	(693)	(36)

Total charge-offs	(7,230)	(5,210)	(6,102)

Recoveries:
Commercial real estate
Construction and land development	13	23	—
Multi-family	289	16	—
Commercial and industrial	473	265	147
Direct financing leases, net	19	8	—
Other
Home equity loans and second mortgage	68	1	8
Other	2	—	—

Total recoveries	864	313	155

Net charge-offs	(6,366)	(4,897)	(5,947)
Provision for loan and lease losses	4,250	7,044	8,225

Allowance at end of period	$14,155	$16,271	$14,124

Allowance to gross loans and leases	1.66%	1.85%	1.65%

Consistent with 2010, the majority of the charge-offs in 2011 resulted from declining values of collateral associated with impaired loans and leases. Our charge-offs were primarily concentrated in our commercial real estate portfolio. We continue to experience an elevated level of charge-offs in our construction and land development portfolio, which is substantially related to land development projects. In addition in 2011 we experienced losses in our owner occupied and non-owner occupied commercial real estate classes. These charge-offs were associated with declining collateral values. The majority of loans that created the charge-offs have either been paid off or we have taken title to the underlying collateral and they are now classified as foreclosed properties. There continues to be a level of uncertainty regarding the remaining timeframe of when real estate values will reach their lowest point. As a result of this uncertainty, we continue to expect an elevated level of charge-offs within our commercial real estate portfolio.

The majority of the charge-offs resulted from declining collateral values during the year ended December 31, 2010. As collateral values declined over the course of the year, management determined with certainty that we would not recover the contractual principal. Therefore, we recorded charge-offs in amounts necessary to bring the carrying value of the impaired loans to the net realizable value of the loan or lease based upon the third party evidence. In 2010, our charge-offs were concentrated primarily in two loan classes: construction and land development and multi-family.

We review our methodology and periodically adjust allocation percentages of allowance by segment, as reflected in the following table, based upon historical results. Within the specific categories, certain loans or leases have been identified for specific reserve allocations as well as the whole category of that loan type or lease being reviewed for a general reserve based on the foregoing analysis of trends and overall balance growth within that category.

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011		2010		2009
	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans
	(Dollars In Thousands)

Loan segments:
Commercial real estate	$9,554	68.2%	$11,206	70.4%	$8,890	70.9%
Commercial and industrial	3,977	27.8	4,277	25.7	4,131	23.4
Other	384	2.0	543	1.7	746	2.5
Direct financing leases, net	240	2.0	245	2.2	357	3.2

Total	$14,155	100.0%	$16,271	100.0%	$14,124	100.00%

Although we believe the allowance for loan and lease losses was adequate based on the current level of loan delinquencies, non-accrual loans, trends in charge-offs, economic conditions and other factors as of December 31, 2011, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets. As of December 31, 2011, there were no significant industry concentrations in the loan portfolio.

Deposits. As of December 31, 2011, deposits increased by $63.0 million to $1.051 billion from $988.3 million at December 31, 2010. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we have seen a shift in our balances out of NOW accounts into non-interest bearing transaction accounts. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash coupled with servicing and maintaining client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility to our deposit balances. Refer to Note 8 – Deposits in the Consolidated Financial Statements for additional information regarding our deposit composition.

Our Banks’ in-market deposits are obtained primarily from South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $519.3 million, or 51.6%, were considered in-market deposits for the year ended December 31, 2011. This compares to year-to-date average in-market deposits of $486.6 million, or 50.3%, for the year ended December 31, 2010. Attracting client deposits and increasing overall deposit market share is affected by a competitive environment. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits; however, as changes in regulation occur, specifically as outlined in the Dodd-Frank Act provisions affecting deposit insurance, and other amendments by the FDIC, we cannot be assured that our clients will maintain their balances solely with our institution. Our competition and the banking industry as a whole will also face this challenge, and we believe that new opportunities to develop relationships and attract new money will be available.

The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including brokered deposits, at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
Interest rate	Three months and less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
	(In Thousands)
0.00% to 1.99%	$21,106	$32,397	$68,145	$112,530	$234,178
2.00% to 2.99%	20,594	5,841	44,301	175,216	245,952
3.00% to 3.99%	2,709	—	—	29,128	31,837
4.00% to 4.99%	—	9,713	5,055	2,952	17,720
5.00% and greater	2,054	—	255	—	2,309

	$46,463	$47,951	$117,756	$319,826	$531,996

At December 31, 2011, time deposits included $54.0 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $8.4 million are scheduled to mature in three months or less, $9.5 million in greater than three through six months, $21.5 million in greater than six through twelve months and $14.6 million in greater than twelve months.

Of the total time deposits outstanding as of December 31, 2011, $212.2 million are scheduled to mature in 2012, $144.0 million in 2013, $76.5 million in 2014, $40.5 million in 2015, $20.6 million in 2016, and $38.2 million thereafter. As of December 31, 2011, we have $32.8 million of brokered certificates of deposit that the Banks’ have the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 5-20 years with option to call after the first six months of holding the certificate and either semi-annually or monthly call options thereafter.

Borrowings. We had total borrowings of $50.6 million as of December 31, 2011, a decrease of $1.2 million, or 2.3%, from $51.8 million at December 31, 2010. The decrease is primarily driven by repayment of outstanding FHLB advances at their contractual maturity offset by additional draws on our senior line of credit.

The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011			2010
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars In Thousands)
Federal funds purchased	$—	$252	—%	$—	$—	—%
FHLB advances	482	656	5.83	2,494	13,414	4.78
Line of credit	810	2,236	4.06	10	10	4.06
Subordinated notes payable	39,000	39,000	6.12	39,000	39,000	5.55
Junior subordinated notes payable	10,315	10,315	10.78	10,315	10,315	10.78

	$50,607	$52,459	6.94	$51,819	$62,739	6.26

Short-term borrowings	$810			$2,010
Long-term borrowings	49,797			49,809

	$50,607			$51,819

Refer to Note 9 – FHLB Advances, Other Borrowings and Junior Subordinated Debt in the Consolidated Financial Statements for specific details regarding the terms of each of the outstanding debt instruments.

The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In Thousands)

Maximum month-end balance:
FHLB advances	$493	$18,504
Federal funds purchased	—	—

Stockholders’ Equity. As of December 31, 2011, stockholders’ equity was $64.2 million or 5.5% of total assets. Stockholders’ equity increased by $8.9 million during the year ended December 31, 2011 primarily as a result of comprehensive income of $9.1 million, which includes net income of $8.4 million plus an increase in accumulated other comprehensive income of $700,000. Restricted stock issued with respect to share-based compensation programs increased equity by $579,000. These increases were partially offset by treasury stock purchases of $103,000 and cash dividends declared of $732,000. As of December 31, 2010, stockholders’ equity totaled $55.3 million or 5.0% of total assets.

Non-bank Consolidated Subsidiaries

First Madison Investment Corporation. FMIC is a wholly-owned operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of the FBB’s investment portfolio. FMIC invests in marketable securities. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $147.1 million at December 31, 2011. FMIC had net income of $4.1 million for the year ended December 31, 2011. This compares to a total investment of $204.9 million at December 31, 2010 and net income of $5.1 million for the year ended December 31, 2010. Effective October 1, 2011, FMIC no longer invests in commercial real estate loans.

First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based lending company established to meet the financing needs of companies that are generally unable to obtain traditional bank financing. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. FBB’s investment in FBCC at December 31, 2011 was $19.9 million and net income for the year ended December 31, 2011 was $3.3 million. This compares to a total investment of $16.5 million and net income of $3.2 million, respectively, at and for the year ended December 31, 2010.

FMCC Nevada Corp. FMCCNC was a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invested in asset-based loans in the form of loan participations from FBCC with FBCC retaining servicing. Effective October 1, 2011, this subsidiary was dissolved and its assets were transferred to FBCC.

First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2011 was $6.4 million and FBEF had net income of $569,000 for the year ended December 31, 2011. This compares to a total investment of $5.8 million and net income of $659,000 at and for the year ended December 31, 2010.

FBB Real Estate, LLC. FBBRE is a wholly-owned subsidiary of FBB and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB’s total investment in FBBRE at December 31, 2011 was $561,000 and FBBRE had a net loss of $94,000 for the year ended December 31, 2011. This compares to a total investment of $1.3 million and a net loss of $19,000, respectively, at and for the year ended December 31, 2010.

FBB-Milwaukee Real Estate LLC. FBBMRE is a wholly-owned subsidiary of FBB – Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $1.3million at December 31, 2011 and FBBMRE had a net loss of $297,000 for the year ended December 31, 2011. This compares to a total investment of $1.4 million and net loss of $212,000, respectively, at and for the year ended December 31, 2010.

Liquidity and Capital Resources

During the years ended December 31, 2011 and 2010, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, or dividends received from the Banks, if any. The Corporation’s principal liquidity requirements at December 31, 2011 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2010. Refer to Note 10 – Stockholders’ Equity and Regulatory Capital in the Notes to the Consolidated Financial Statements for details regarding the Corporations and Banks’ capital ratios as of December 31, 2011 and 2010. The Corporation’s and the Banks’ Board of Directors and management work in concert with the appropriate regulatory bodies on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of December 31, 2011, our immediate on-balance sheet liquidity was $260.5 million. At December 31, 2011 and 2010, the Banks had $113.2 million and $40.8 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to pay down maturing debt, pay down maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin. Should loan growth opportunities be presented, we would also expect to utilize excess liquidity to fund loan portfolio growth.

We had $446.7 million of outstanding brokered deposits at December 31, 2011, compared to $499.1 million of brokered deposits as of December 31, 2010, which represented 42.5% and 50.5% of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits. The Banks were in compliance with the policy limits throughout 2011 and 2010.

The Banks have been able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least one year of maturities could be funded through borrowings with the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. As of December 31, 2011, the available liquidity is in excess of the stated policy and we currently have the ability to fund 26 months of maturities through borrowings with the FHLB or Federal Reserve Discount Window. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity need.

The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows. The regulatory requirements for liquidity are discussed in Item 1, Business under Supervision and Regulation.

During the year ended December 31, 2011, operating activities resulted in a net cash inflow of $17.6 million. Operating cash flows included net income of $8.4 million. Net cash provided from investing activities for the year ended December 31, 2011 was approximately $716,000 which consisted of cash inflows from maturities of available-for-sale securities and a net change in loans and leases balance primarily offset by reinvestment of cash flows within purchases of additional securities available-for-sale. Net cash provided by financing activities for the year ended December 31, 2011 was $61.0 million primarily from net increases in deposits. Please refer to the Consolidated Statements of Cash Flows for further details regarding significant sources of cash flow for the Corporation.

Off-balance Sheet Arrangements

As of December 31, 2011, the Banks had outstanding commitments to originate $204.8 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $7.4 million. As of December 31, 2011, the Banks had $103.4 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses associated with these unfunded commitments. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 16 – Derivative Financial Instruments to the Consolidated Financial Statements.

Additionally the Corporation has committed to provide an additional $960,000 to Aldine Capital Fund, LP, which is a private equity mezzanine funding limited partnership in which we have invested and which began its operations in October 2006. We believe adequate capital and liquidity are available from various sources to fund projected commitments.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Operating lease obligations	$9,536	$694	$1,332	$1,354	$6,156
Time deposits	531,996	212,170	220,497	61,135	38,194
Line of credit	810	810	—	—	—
Junior subordinated notes	10,315	—	—	—	10,315
Subordinated debt	39,000	—	—	8,000	31,000
FHLB advances	482	13	469	—	—

Total contractual obligations	$592,139	$213,687	$222,298	$70,489	$85,665

Recent Developments and Other Income Tax Matters

Like many financial institutions located in Wisconsin, FBB established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBCC also established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The Nevada investment subsidiaries hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. Prior to the formation of the investment subsidiaries, FBB sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. FBB believes that it complied with Wisconsin law and the private rulings received from the Department. In April 2011, the Department issued an assessment to FBB and FBCC. In June 2011, FBB, FBCC and the Department entered into a settlement agreement, the terms of which are subject to confidentiality clauses. However, the settlement of this matter with the Department did not result in a liability materially different than that which had been previously accrued in the consolidated results and financial position.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the financial position or results of operations for FBFS. Actual results could differ from those estimates. Please refer to Note 1 – Summary of Significant Accounting Policies and Nature of Operations to the Consolidated Financial Statements for a discussion of the most significant accounting policies followed by FBFS. Discussed below are certain policies that are critical to FBFS. We view critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our consolidated financial statements. We could over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we could under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on monthly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the fair value of collateral, the strength and availability of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 – Summary of Significant Accounting Policies and Nature of Operations in the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.

We also continue to pursue all practical and legal methods of collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses is adequate based upon current evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Should the quality of loans or leases deteriorate, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. When loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.

Income Taxes. FBFS and its wholly owned subsidiaries file a consolidated federal income tax return and a combined Wisconsin state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analyses of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We have made our best estimate of valuation allowances utilizing positive and negative evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine our best estimate of valuation allowances needed for deferred tax assets on certain net operating loss carryforwards and other temporary differences. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations.

See Note 15 – Income Taxes in the Consolidated Financial Statements for further discussion of income taxes. The federal and state taxing authorities who make assessments based on their determination of tax laws may periodically review our interpretation of federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the respective Banks’ Asset/Liability Management Committees, in accordance with policies approved by the respective Banks’ Boards. These committees meet regularly to review the sensitivity of their respective Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.

We use two techniques to measure interest rate risk. The first is simulation of earnings. The balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates.

The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2011. Given the current low interest rate environment, we do not expect that interest rates will fall by greater than 50 basis points from December 31, 2011 levels. We also assume that managed rate liability prices will rise at an amount less than the instantaneous rate shock in the below scenarios.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Change in interest rates in basis points
	-50	0	+100	+200	+300	+400

Impact on net interest income	4.55%	—	0.88%	6.34%	9.16%	14.12%

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2011, interest earning assets have the general characteristics that will allow them to reprice faster than interest-bearing liabilities in the short-term. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. During the last couple of years many of our variable rate loans and certain of our variable rate borrowings have been priced at a rate equivalent to a fixed spread above a market rate index combined with an interest rate floor. These interest rate floors restrict the rate from repricing in tandem with the market rates. Therefore, as market rates have declined the rates on these assets and liabilities remained at their respective interest rate floors. As rates increase, these same interest rate floors will restrict the subject assets and liabilities from experiencing rate increases until the interest rate floor is exceeded. Interest rate floors in our loan contracts create an interest liability sensitive environment when the gap position may indicate otherwise.

We manage the structure of interest earning assets and interest bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Brokered certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.

The following table illustrates our static gap position.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Estimated Maturity or Repricing at December 31, 2011
	Within 3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars In Thousands)

Assets:
Short-term investments	$113,386	$—	$—	$—	$113,386
Investment securities	13,956	38,969	95,257	22,204	170,386
Commercial loans	80,331	18,715	27,621	4,613	131,280
Real estate loans	212,607	128,920	163,285	46,286	551,098
Asset-based loans	127,507	—	—	—	127,507
Lease receivables	2,439	7,549	7,122	—	17,110
Consumer loans	2,299	175	38	57	2,569

Total earning assets	$552,525	$194,328	$293,323	$73,160	$1,113,336

Liabilities
Interest-bearing transaction	23,004	$—	$—	$—	$23,004
Money market accounts	364,082	—	—	—	364,082
Time deposits under $100,000	28,509	144,202	267,138	38,194	478,043
Time deposits $100,000 and over	4,202	35,257	14,495	—	53,954
FHLB advances	2	11	468	—	481
Short-term borrowings	810	—	—	—	810
Long-term debt	39,000	—	—	10,315	49,315

Total interest-bearing liabilities	$459,609	$179,470	$282,101	$48,509	$969,689

Interest rate gap	$92,916	$14,858	$11,222	$24,651	$143,647

Cumulative interest rate gap	$92,916	$107,774	$118,996	$143,647

Cumulative interest rate gap to total earning assets	8.35%	9.68%	10.69%	12.90%

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

The following financial statements are included in this Annual Report on Form 10-K:

First Business Financial Services, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	December 31,
	2011	2010
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$16,707	$9,450
Short-term investments	113,386	41,369

Cash and cash equivalents	130,093	50,819
Securities available-for-sale, at fair value	170,386	153,379
Loans and leases receivable, net of allowance for loan and lease losses of $14,155 and $16,271, respectively	836,687	860,935
Leasehold improvements and equipment, net	999	974
Foreclosed properties, net	2,236	1,750
Cash surrender value of bank-owned life insurance	17,660	16,950
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Accrued interest receivable and other assets	16,737	19,883

Total assets	$1,177,165	$1,107,057

Liabilities and Stockholders’ Equity
Deposits	$1,051,312	$988,298
Federal Home Loan Bank and other borrowings	40,292	41,504
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	11,032	11,605

Total liabilities	1,112,951	1,051,722

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized at December 31, 2011 and 2010, respectively, 2,714,985 and 2,680,360 shares issued, 2,625,569 and 2,597,820 outstanding in 2011 and 2010, respectively	27	27
Additional paid-in capital	25,843	25,253
Retained earnings	37,501	29,808
Accumulated other comprehensive income	2,491	1,792
Treasury stock (89,416 and 82,540 shares in 2011 and 2010, respectively), at cost	(1,648)	(1,545)

Total stockholders’ equity	64,214	55,335

Total liabilities and stockholders’ equity	$1,177,165	$1,107,057

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income

	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010
	(In Thousands, Except Share Data)

Interest income:
Loans and leases	$51,932	$51,992
Securities income	4,166	4,513
Short-term investments	119	121

Total interest income	56,217	56,626

Interest expense:
Deposits	17,115	20,747
Notes payable and other borrowings	2,529	2,816
Junior subordinated notes	1,112	1,112

Total interest expense	20,756	24,675

Net interest income	35,461	31,951
Provision for loan and lease losses	4,250	7,044

Net interest income after provision for loan and lease losses	31,211	24,907

Non-interest income:
Trust and investment services fee income	2,532	2,334
Service charges on deposits	1,712	1,672
Loan fees	1,481	1,238
Increase in cash surrender value of bank-owned life insurance	678	663
Credit, merchant and debit card fees	221	219
Other	436	617

Total non-interest income	7,060	6,743

Non-interest expense:
Compensation	14,898	13,286
Occupancy	1,376	1,465
Professional fees	1,497	1,461
Data processing	1,253	1,188
Marketing	994	749
Equipment	446	506
FDIC insurance	2,486	3,130
Collateral liquidation costs	786	1,167
Loss on foreclosed properties	420	206
Goodwill impairment	—	2,689
Other	2,241	2,513

Total non-interest expense	26,397	28,360

Income before income tax expense	11,874	3,290
Income tax expense	3,449	2,349

Net income	$8,425	$941

Earnings per common share:
Basic	$3.23	$0.37
Diluted	3.23	0.37
Dividends declared per share	0.28	0.28

See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	September 30,	September 30,
	For the year ended December 31,
	2011	2010
	(Dollars in Thousands)

Net income	$8,425	$941
Other comprehensive income, before tax:
Unrealized securities gains arising during the period	1,198	392
Income tax expense	(499)	(144)

Comprehensive income	$9,124	$1,189

See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.,

Consolidated Statements of Changes in Stockholders’ Equity

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)

Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393

Net income	—	—	941	—	—	941
Other comprehensive income	—	—	—	248	—	248
Share-based compensation – restricted shares	1	522	—	—	—	523
Cash dividends ($0.28 per share)	—	—	(715)	—	—	(715)
Treasury stock purchased (5,836 shares)	—	—	—	—	(55)	(55)

Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335

Net income	—	—	8,425	—	—	8,425
Other comprehensive income	—	—	—	699	—	699
Share-based compensation – restricted shares	—	579	—	—	—	579
Share-based compensation – tax benefits	—	11	—	—	—	11
Cash dividends ($0.28 per share)	—	—	(732)	—	—	(732)
Treasury stock purchased (6,876 shares)	—	—	—	—	(103)	(103)

Balance at December 31, 2011	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows

	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010
	(In Thousands)

Operating activities
Net income	$8,425	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,955	(2,421)
Provision for loan and lease losses	4,250	7,044
Depreciation, amortization and accretion, net	2,404	1,593
Share-based compensation	579	523
Increase in cash surrender value of bank-owned life insurance	(678)	(663)
Origination of loans held for sale	(1,284)	(657)
Sale of loans held for sale	1,290	659
Gain on sale of loans held for sale	(6)	(2)
Loss on foreclosed properties	420	206
Excess tax benefit from stock-based compensation	(11)	—
Goodwill impairment	—	2,689
Decrease in accrued interest receivable and other assets	796	1,140
(Decrease) Increase in accrued interest payable and other liabilities	(563)	762

Net cash provided by operating activities	17,577	11,814

Investing activities
Proceeds from maturities of available-for-sale securities	44,150	42,416
Purchases of available-for-sale securities	(62,000)	(74,259)
Net decrease (increase) in loans and leases	16,879	(30,013)
Proceeds from sale of foreclosed properties	2,213	1,557
Investment in limited partnerships	(210)	(450)
Distributions from limited partnerships	81	34
Proceeds from sale of leasehold improvements and equipment	46	—
Purchases of leasehold improvements and equipment, net	(411)	(131)
Premium payments of bank-owned life insurance	(32)	(33)

Net cash provided by (used in) investing activities	716	(60,879)

Financing activities
Net increase in deposits	63,014	3,924
Repayment of FHLB advances	(2,012)	(16,011)
Net increase in short-term borrowed funds	800	—
Excess tax benefit from share-based compensation	11	—
Cash dividends paid	(729)	(711)
Purchase of treasury stock	(103)	(55)

Net cash provided by (used in) financing activities	60,981	(12,853)

Net increase (decrease) in cash and cash equivalents	79,274	(61,918)
Cash and cash equivalents at the beginning of the period	50,819	112,737

Cash and cash equivalents at the end of the period	$130,093	$50,819

Supplementary cash flow information
Interest paid on deposits and borrowings	$21,774	$25,391
Income taxes paid	3,143	4,997
Transfer of loans to other real estate owned	3,119	1,842

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

Nature of Operations. The accounting and reporting practices of First Business Financial Services (“FBFS” or the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles. First Business Bank and First Business Bank – Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Dane County and surrounding areas market with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Waukesha County and surrounding areas market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC and FBB Real Estate, LLC (“FBBRE”). FMIC is located in and was formed under the laws of the state of Nevada. Effective October 1, 2011, the Corporation dissolved FMCC Nevada Corp, a former subsidiary of FBCC. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).

Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of FBFS, and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (Trust II) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. Subsequent events have been evaluated through the issuance of the consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Cash and Cash Equivalents. The Corporation considers federal funds sold and interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.

Securities Available-for-Sale. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any held-to-maturity or trading securities at December 31, 2011 and 2010.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the period to estimated maturity.

Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.

Loans and Leases. Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans. Loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income.

A loan or a lease is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition (experiencing financial difficulty), grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan or lease with similar risk, or some combination of these concessions. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on individual facts and circumstances. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on non-accrual until the borrower has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual.

Interest on non-impaired loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is considered impaired and placed on a non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or lease is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income and the payments on non-accrual loans are applied to interest on a cash basis. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce loan principal. As soon as it is determined with certainty that the principal of an impaired loan or lease is uncollectable either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan or lease is charged off. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectability of total contractual principal and interest is no longer doubtful.

Transfers of assets, including but not limited to participation interests in originated loans, that upon completion of the transfer satisfy the conditions to be reported as a sale, including legal isolation, are derecognized from the consolidated financial statements. Transfers of assets that upon completion of the transfer do not meet the conditions of a sale are recorded on a gross basis with a secured borrowing identified to reflect the amount of the transferred interest.

Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan or lease. Loans or leases that result from a refinance or restructuring, other than a troubled debt restructuring, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan or lease, are accounted for as a new loan or lease. Any unamortized net fees, costs, or penalties are recognized when the new loan or lease is originated. Unamortized net loan or lease fees or costs for loans and leases that result from a refinance or restructure with only minor modifications to the original loan contract are carried forward as a part of the net investment in the new loan. For troubled debt restructurings all fees received in connection with a modification of terms are applied as a reduction of the loan or lease and any related costs, including direct loan origination costs, are charged to expense as incurred.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems adequate to absorb probable and estimable losses inherent in the loan and lease portfolios. Such inherent losses stem from the size and current risk characteristics of the loan and lease portfolio, an assessment of individual impaired and other problem loans and leases, actual loss experience, estimated fair value of underlying collateral, adverse situations that may affect the borrower’s ability to repay, and current geographic or industry-specific current economic events. Some impaired and other loans have risk characteristics that are unique to an individual borrower and the inherent loss must be estimated on a loan-by-loan basis. Other impaired and problem loans and leases may have risk characteristics similar to other loans and leases and bear similar inherent risk of loss. Such loans and leases not individually reviewed and measured for impairment are aggregated and historical loss statistics are used to determine inherent risk of loss.

The measurement of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay and appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired and other problem loans, estimation of losses on types of loans and leases based on historical losses and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.

The allowance for loan and lease losses contains specific allowances established for expected losses on impaired loans and leases. Impaired loans and leases are defined as loans and leases for which, based on current information and events, it is probable that the Corporation will be unable to collect scheduled principal and interest payments according to the contractual terms of the loan or lease agreement. Loans and leases subject to impairment are defined as non-accrual and restructured loans and leases exclusive of smaller homogeneous loans such as home equity, installment and 1-4 family residential loans. Impaired loans and leases are evaluated on an individual basis to determine the amount of specific reserve or charge-off required, if any.

The measurement value of impaired loans and leases is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate (the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), the market price of the loan or lease, or the fair value of the underlying collateral less costs to sell, if the loan or lease is collateral dependent. A loan or lease is collateral dependent if repayment is expected to be provided principally by the underlying collateral. A loan’s effective interest rate may change over the life of the loan based on subsequent changes in rates or indices or may be fixed at the rate in effect at the date the loan was determined to be impaired.

Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the valuation allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. As of December 31, 2011, no interest income was recognized due to the increase of the present value of future cash flows attributable to the passage of time. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.

Loans Held for Sale. Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or fair value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price. There were no loans held for sale outstanding at December 31, 2011 or 2010.

Net Investment in Direct Financing Leases. Net investment in direct financing lease agreements represents total undiscounted payments plus estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment) and is recorded as lease receivables when the lease is signed and the leased property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices and historical experience adjusted for known current industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness, however the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there are other than temporary declines in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.

Operating Leases. Machinery and equipment are leased to clients under operating leases and are recorded at cost. Equipment under such leases is depreciated over the estimated useful life or term of the lease, if shorter. The impairment loss, if any, would be charged to expense in the period it becomes evident. Rental income is recorded on the straight-line accrual basis as other non-interest income.

Leasehold Improvements and Equipment. The cost of capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life. Equipment is stated at cost less accumulated depreciation and amortization which is calculated by the straight-line method over the estimated useful lives of three to ten years. Maintenance and repair costs are charged to expense as incurred. Improvements which extend the useful life are capitalized and depreciated over the remaining useful life of the assets.

Foreclosed Properties. Property acquired by repossession, foreclosure or by deed in lieu of foreclosure is carried at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property, less costs to sell. Any write-down in the carrying value of a loan or lease at the time of acquisition is charged to the allowance for loan and lease losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues are recorded in non-interest expense. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense. Foreclosed properties are included in foreclosed properties, net in the consolidated balance sheets.

Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in Cash surrender value of life insurance on the consolidated balance sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies is $45.3 million as of December 31, 2011. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2011 or 2010, there were no borrowings against the cash surrender value of the BOLI policies.

Federal Home Loan Bank Stock. The Banks own shares in the Federal Home Loan Bank – Chicago (“FHLB”) as required for membership to the FHLB. The minimum required investment was $1.2 million as of December 31, 2011. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2011 and 2010.

Goodwill and Other Intangible Assets. The excess of the cost of the acquisition of The Business Banc Group Ltd. (“BBG”) over the fair value of the net assets acquired consists primarily of goodwill and core deposit intangibles. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of 15 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill will be recognized as an expense in the period of impairment. The Corporation completes its annual goodwill impairment test as of June each year, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. In 2010, the Corporation impaired the entire amount of goodwill, or $2.7 million, based upon its annual evaluation.

Other Investments. The Corporation owns certain equity investments in other corporate organizations which are not consolidated because the Corporation does not own more than a 50% interest or exercise control over the organization. Such investments are not variable interest entities. Investments in corporations representing at least a 20% interest are generally accounted for using the equity method and investments in corporations representing less than 20% interest are generally accounted for at cost. Investments in limited partnerships representing from at least a 3% up to a 50% interest in the investee are generally accounted for using the equity method and investments in limited partnerships representing less than 3% are generally accounted for at cost. All of these investments are periodically evaluated for impairment. Should an investment be impaired, it would be written down to its estimated fair value. The equity investments are reported in other assets and the income and expense from such investments, if any, is reported in non-interest income and non-interest expense.

Derivative Instruments. The Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets, liabilities, future cash flows and economic hedges for written client derivative contracts. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units. An underlying represents a variable, such as an interest rate. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.

Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates or equity prices. The Corporation’s primary market risk is interest rate risk. These instruments include interest rate swaps, interest rate options and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments. Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the counterparties to highly rated dealers, applying uniform credit standards to all activities with credit risk and monitoring the size and the maturity structure of the derivative portfolio.

All derivative instruments are to be carried at fair value on the balance sheet. The accounting for the gain or loss due to changes in the fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge the accounting varies based on the type of risk being hedged. In 2011 and 2010, the Corporation solely utilized interest rate swaps which did not qualify for hedge accounting and therefore all changes in fair value and gains and losses on these instruments are reported in earnings as they occur.

Income Taxes. Deferred income tax assets and liabilities are computed annually for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, appropriate tax planning strategies and projections for future taxable income over the period which the deferred tax assets are deductible. When necessary, valuation allowances are established to reduce deferred tax assets to the realizable amount. Management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances.

Income tax expense represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Tax sharing agreements allocate taxes to each entity for the settlement of intercompany taxes. The Corporation applies a more likely than not approach to each of its tax positions when determining the amount of tax benefit to record in its financial statements. Unrecognized tax benefits are recorded in other liabilities. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense.

Earnings Per Share. Earnings per common share (“EPS”) are computed using the two-class method. Basic EPS are computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Corporation’s common stock. Diluted EPS are computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic earnings per common share plus the dilutive effect of common stock equivalents using the treasury stock method using the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted earnings per share.

Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies in south central and southeastern Wisconsin. These services include demand, time, and savings products, the sale of certain non-deposit financial products and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. The Corporation’s business units have similar basic characteristics in the nature of the products, production processes and type or class of client for products or services; therefore, these business units are considered one operating segment.

Stock Options. Prior to January 1, 2006, the Corporation accounted for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant.

On January 1, 2006, the Corporation adopted ASC Topic 718 using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a public entity. Under the prospective method, ASC Topic 718 must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of ASC Topic 718. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the years ending December 31, 2011 or 2010, except with respect to restricted stock awards. Upon vesting of any options subject to ASC Topic 718, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Reclassifications. Certain accounts have been reclassified to conform to the current year presentations.

Recent Accounting Changes.

Troubled Debt Restructuring. In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This accounting guidance provides for clarification and guidance for evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance specifically states that a creditor must separately conclude that both of the following conditions exist for a restructuring to constitute a troubled debt restructuring: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The impact on the allowance for loan and lease losses as a result of the identification of additional troubled debt restructurings, if any, is to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Additionally, pursuant to ASU No. 2011-01, “Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, the disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for troubled debt restructurings, is also effective for reporting periods beginning on or after June 15, 2011. The Corporation’s adoption of this standard did not have a material impact on the consolidated financial condition and results of operations. Refer to Note 4 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for enhanced disclosures regarding troubled debt restructurings.

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

Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”. This accounting guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current practice of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity is no longer permitted. This amendment does not change the items that must be reported in the other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Corporation has adopted the provisions of this statement.

Note 2 – Cash and Cash Equivalents. Cash and due from banks was approximately $16.7 million and $9.5 million at December 31, 2011 and 2010, respectively. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank were $554,000 and $154,000 at December 31, 2011 and 2010. Short-term investments, considered cash equivalents, were $113.4 and $41.4 million at December 31, 2011 and 2010, respectively. During 2011 and 2010, the Federal Reserve paid interest on deposits held. Federal Reserve balances were $113.2 million and $40.8 million at December 31, 2011 and 2010, respectively, and are included in short-term investments on the consolidated balance sheets. Federal funds sold at December 31, 2011 and 2010 was $217,000 and $0, respectively.

Note 3 – Securities

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Municipal obligations	$2,736	$95	$—	$2,831
Collateralized mortgage obligations – government agencies	161,443	4,022	(64)	165,401
Collateralized mortgage obligations – government-sponsored enterprises	2,169	—	(15)	2,154

	$166,348	$4,117	$(79)	$170,386

	As of December 31, 2010
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Collateralized mortgage obligations – government agencies	$149,948	$3,255	$(427)	$152,776
Collateralized mortgage obligations – government sponsored enterprises	591	12	—	603

	$150,539	$3,267	$(427)	$153,379

Collateralized mortgage obligations – government agencies include securities issued by GNMA. Collateralized mortgage obligations – government sponsored enterprises include securities issued by FHLMC and FNMA. Municipal obligations include securities issued by various municipalities located within the State of Wisconsin and are tax-exempt general obligation bonds. No securities were sold during the years ended December 31, 2011 and 2010.

Securities with carrying values aggregating approximately $19.6 million and $30.8 million were pledged to secure interest rate swap contracts, FHLB advances and client letters of credit at December 31, 2011 and 2010, respectively. Securities pledged also provide for future availability for additional advances from the FHLB.

Unrealized holding gains, net of tax effect, included in accumulated other comprehensive income at December 31, 2011 and 2010 were $2.5 million and $1.8 million, respectively.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment fees.

	September 30,	September 30,
	Amortized cost	Estimated fair value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	309	316
Due in five through ten years	5,486	5,590
Due in over ten years	160,553	164,480

	$166,348	$170,386

The tables below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2011 and 2010. At December 31, 2011 and December 31, 2010, the Corporation had 9 of 155 and 17 of 133 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. At December 31, 2011 the Corporation did not hold any securities that have been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position for sale in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the year ended December 31, 2011. If the Corporation determines that any of the above investments are deemed to be other-than-temporarily impaired, the impairment loss associated with credit losses will be recognized in the consolidated statements of income while the portion of impairment related to other factors will be recognized in accumulated other comprehensive income.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)

Collateralized mortgage obligations – government issued	$16,336	$64	$—	$—	$16,336	$64
Collateralized mortgage obligations – government sponsored agencies	2,076	15	—	—	2,076	15

	$18,412	$79	$—	$—	$18,412	$79

	As of December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Collateralized mortgage obligations – government issued	$31,862	$427	$—	$—	$31,862	$427

	$31,862	$427	$—	$—	$31,862	$427

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(In Thousands)

Commercial real estate loans:
Commercial real estate – owner occupied	$150,528	$152,560
Commercial real estate – non-owner occupied	304,597	307,307
Construction and land development	38,124	61,645
Multi-family	43,905	43,012
1-4 family	43,513	53,849

Total commercial real estate loans	580,667	618,373

Commercial and industrial loans	237,099	225,921

Direct financing leases, net	17,128	19,288

Other loans:
Home equity loans and second mortgage loans	4,970	5,091
Other	11,682	9,315

Total other loans	16,652	14,406

Total gross loans and lease receivables	851,546	877,988
Less:
Allowance for loan and lease losses	14,155	16,271
Deferred loan fees	704	782

Loans and lease receivables, net	$836,687	$860,935

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the years ended December 31, 2011 and 2010 was $29.0 and $49.3 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $29.0 million and $49.3 million for the years ended December 31, 2011 and 2010, respectively, were derecognized in the consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to amounts sold. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during 2011 and 2010.

The total amount of outstanding loans transferred to third parties as loan participations at December 31, 2011 and 2010 was $49.2 and $56.0 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of the relationship management and all servicing responsibilities. As of December 31, 2011 and 2010, the total amount of the retained portion of loan participations sold on the Corporation’s balance sheet was $74.6 million and $68.1 million, respectively. As of December 31, 2011 and 2010, $3.4 million and $3.6 million, respectively, of the loans in this participation sold portfolio were considered impaired and the Corporation has recognized a total of $2.7million of charge-offs associated with the retained portion of this pool of loans as measured by the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.

Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2011 and 2010, loans aggregating approximately $11.3 million and $17.9 million, respectively, were outstanding to such parties. New loans granted to such parties during 2011 and 2010 were approximately $181,000 and $369,000 and repayments on such loans were approximately $6.8 million and $1.8 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other clients. None of these loans were considered impaired.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Category
December 31, 2011	I	II	III	IV	Total
	(Dollars in Thousands)

Commercial real estate:
Commercial real estate – owner occupied	$117,065	$16,488	$14,004	$2,971	$150,528
Commercial real estate – non-owner occupied	236,868	34,823	30,657	2,249	304,597
Construction and land development	20,660	5,367	4,867	7,230	38,124
Multi-family	34,162	6,930	804	2,009	43,905
1-4 family	23,266	11,637	4,993	3,617	43,513

Commercial and industrial	198,018	25,070	12,453	1,558	237,099

Direct financing leases, net	11,398	5,026	686	18	17,128

Other:
Home equity and second mortgages	3,524	188	256	1,002	4,970
Other	10,459	—	—	1,223	11,682

Total portfolio	$655,420	$105,529	$68,720	$21,877	$851,546

Rating as a % of total portfolio	76.97%	12.39%	8.07%	2.57%	100.00%

	Category
December 31, 2010	I	II	III	IV	Total
	(Dollars in Thousands)

Commercial real estate:
Commercial real estate – owner occupied	$113,002	$25,777	$6,780	$7,001	$152,560
Commercial real estate – non-owner occupied	232,868	36,128	33,167	5,144	307,307
Construction and land development	39,662	7,838	4,870	9,275	61,645
Multi-family	31,472	6,049	1,305	4,186	43,012
1-4 family	33,310	11,973	4,329	4,237	53,849

Commercial and industrial	183,051	24,460	11,974	6,436	225,921

Direct financing leases, net	12,666	6,403	219	—	19,288

Other:
Home equity and second mortgages	3,726	134	292	939	5,091
Other	7,359	50	—	1,906	9,315

Total portfolio	$657,116	$118,812	$62,936	$39,124	$877,988

Rating as a % of total portfolio	74.84%	13.53%	7.17%	4.46%	100.00%

Credit underwriting through a committee process is a key component of the operating philosophy of the Corporation. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of the Corporation’s new credit extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. In addition, the Corporation makes every effort to ensure that there is adequate collateral at the time of origination to protect the Corporation’s interest in the related loan or lease.

Upon origination, subsequent renewals, evaluation of updated financial information from our borrowers, or as other circumstances dictate, each credit is continually evaluated for proper risk rating. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, but are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and depending on the size and nature of the credit subject to various levels of review and concurrence on the stated risk rating. Depending on the type of loan and related risk rating, loans are grouped into four categories, which indicate the level and nature of review by management.

Category I – Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral of the debt, financial stability of the borrower, integrity or strength of the borrower’s management team or the business industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination of the loan or lease. Category I loans and leases are monitored through payment performance along with personal relationships with our borrowers and monitoring of financial results or other documents or procedures required per the terms of the agreement.

Category II – Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends and collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are monitored frequently by the assigned business development officer and by a subcommittee of the Banks’ loan committees and are considered performing.

Category III – Loans and leases in this category may be classified by the Banks’ regulatory examiners or identified by the Corporation’s business development officers and senior management as warranting special attention. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract and therefore Category III loans are considered performing and no specific reserves are established for this category. This portfolio of loans is monitored on a monthly basis by management, loan committees of the Banks, as well as by the Banks’ Board of Directors.

Category IV—Loans and leases in this category are considered impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the contract. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored on a monthly basis by management, loan committees of the Banks, as well as the Banks’ Board of Directors.

The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2011 and 2010 is as follows:

	September 30,		September 30,	September 30,	September 30,	September 30,	September 30,
As of December 31, 2011	30-59 days past due		60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars In Thousands)

Accruing loans and leases
Commercial Real Estate:
Owner occupied	$106		$—	$—	$106	$147,450	$147,556
Non-owner occupied	—		131	—	131	302,217	302,348
Construction and land development	3,942	(1)	—	—	3,942	26,953	30,895
Multi-family	—		—	—	—	41,896	41,896
1-4 family	—		—	—	—	40,007	40,007
Commercial & Industrial	25		—	—	25	235,516	235,541
Direct financing leases, net	—		—	—	—	17,110	17,110
Other:
Home equity and second mortgages	—		—	—	—	3,968	3,968
Other	—		—	—	—	10,459	10,459

Total	4,073		131	—	4,204	825,576	829,780

Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—		$—	$2,011	$2,011	$961	$2,972
Non-owner occupied	—		155	1,625	1,780	469	2,249
Construction and land development	114		515	704	1,333	5,896	7,229
Multi-family	—		—	2,009	2,009	—	2,009
1-4 family	404		224	495	1,123	2,383	3,506
Commercial & Industrial	21		—	298	319	1,239	1,558
Direct financing leases, net	—		—	—	—	18	18
Other:
Home equity and second mortgages	—		40	315	355	647	1,002
Other	—		—	1,222	1,222	1	1,223

Total	539		934	8,679	10,152	11,614	21,766

Total loans and leases
Commercial Real Estate:
Owner occupied	$106		$—	$2,011	$2,117	$148,411	$150,528
Non-owner occupied	—		286	1,625	1,911	302,686	304,597
Construction and land development	4,056		515	704	5,275	32,849	38,124
Multi-family	—		—	2,009	2,009	41,896	43,905
1-4 family	404		224	495	1,123	42,390	43,513
Commercial & Industrial	46		—	298	344	236,755	237,099
Direct financing leases, net	—		—	—	—	17,128	17,128
Other:
Home equity and second mortgages	—		40	315	355	4,615	4,970
Other	—		—	1,222	1,222	10,460	11,682

Total	$4,612		$1,065	$8,679	$14,356	$837,190	$851,546

Percent of portfolio	0.54%		0.12%	1.02%	1.68%	98.32%	100.00%

(1)	This balance represents one loan that was in the process of renewal. The loan was successfully renewed during January 2012.

As of December 31, 2011, there were no loans that were greater than 90 days past due and still accruing interest.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
As of December 31, 2010	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars In Thousands)

Accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$—	$—	$146,277	$146,227
Non-owner occupied	—	448	—	448	301,715	302,163
Construction and land development	—	1	—	1	52,369	52,370
Multi-family	—	—	—	—	38,826	38,826
1-4 family	603	—	—	603	49,009	49,612
Commercial & Industrial	58	—	—	58	219,427	219,485
Direct financing leases, net	—	—	—	—	19,288	19,288
Other:
Home equity and second mortgages	—	—	—	—	4,152	4,152
Other	4	—	—	4	7,405	7,409

Total	665	449	—	1,114	838,468	839,582

Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$3,334	$6,283
Non-owner occupied	—	—	2,222	2,222	2,922	5,144
Construction and land development	850	420	1,136	2,406	6,869	9,275
Multi-family	—	—	1,041	1,041	3,145	4,186
1-4 family	75	—	1,900	1,975	2,262	4,237
Commercial & Industrial	122	1,304	1,702	3,128	3,308	6,436
Direct financing leases, net	—	—	—	—	—	—
Other:
Home equity and second mortgages	—	—	257	257	682	939
Other	—	—	1,848	1,848	58	1,906

Total	1,047	1,724	13,055	15,826	25,580	38,406

Total loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$149,611	$152,560
Non-owner occupied	—	448	2,222	2,670	304,637	307,307
Construction and land development	850	421	1,136	2,407	59,238	61,645
Multi-family	—	—	1,041	1,041	41,971	43,012
1-4 family	678	—	1,900	2,578	51,271	53,849
Commercial & Industrial	180	1,304	1,702	3,186	222,735	225,921
Direct financing leases, net	—	—	—	—	19,288	19,288
Other:
Home equity and second mortgages	—	—	257	257	4,834	5,091
Other	4	—	1,848	1,852	7,454	9,315

Total	$1,712	$2,173	$13,055	$16,940	$861,048	$877,988

Percent of portfolio	0.19%	0.25%	1.49%	1.93%	98.07%	100.00%

The Corporation’s non-accrual loans and leases consist of the following at December 31, 2011 and 2010, respectively.

	September 30,	September 30,
	December 31,
	2011	2010
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$2,972	$6,283
Commercial real estate – non-owner occupied	2,249	5,144
Construction and land development	7,229	9,275
Multi-family	2,009	4,186
1-4 family	3,506	4,237

Total non-accrual commercial real estate	17,965	29,125

Commercial and industrial	1,558	6,436
Direct financing leases, net	18	—

Other:
Home equity and second mortgage	1,002	939
Other	1,223	1,906

Total non-accrual other loans	2,225	2,845

Total non-accrual loans and leases	21,766	38,406
Foreclosed properties, net	2,236	1,750

Total non-performing assets	$24,002	$40,156

Performing troubled debt restructurings	$111	$718

Total non-accrual loans and leases to gross loans and leases	2.56%	4.37%
Total non-performing assets to total assets	2.04	3.63
Allowance for loan and lease losses to gross loans and leases	1.66	1.85
Allowance for loan and lease losses to non-accrual loans and leases	65.03	42.37

As of December 31, 2011 and 2010, $13.3 million and $18.7 million of the impaired loans are considered troubled debt restructurings, respectively. As of December 31, 2011, there are no unfunded commitments associated with troubled debt restructuring credits.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011			As of December 31, 2010
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in Thousands)

Troubled debt restructurings:
Commercial real estate
Commercial real estate – owner occupied	5	$380	$352	2	$751	$718
Commercial real estate – non-owner occupied	6	971	902	3	2,863	2,764
Construction and land development	4	8,457	5,692	1	8,601	7,210
Multi-family	—	—	—	1	1,434	1,213
1-4 family	15	3,152	3,031	12	3,092	2,672
Commercial and industrial	9	2,394	1,393	8	4,408	2,497
Direct financing leases, net	1	32	18	—	—	—
Other:
Home equity and second mortgage	8	865	813	6	562	501
Other	1	2,076	1,222	4	3,140	1,827

Total	49	$18,327	$13,423	37	$24,851	$19,402

As of December 31, 2011 and 2010, there were no troubled debt restructurings that subsequently defaulted on their modified obligation. For the year ended December 31, 2011, the primary reason for troubled debt restructuring classification is due to the Banks’ decision to provide below market interest rates to assist the borrowers in managing their cash flow as well as extensions of credit either through additional dollars or an extension of time when additional collateral or other evidence of repayment was not available. The Corporation adopted this disclosure standard as of July 1, 2011. As a result of the adoption of the accounting standard, four additional loans with a post modification balance of $1.9 million were identified. These additional new loans did not have a material impact on the Corporation’s provision for loan and lease losses expense for the nine months ended September 30, 2011, and the allowance for loan and lease losses at September 30, 2011 as the majority of the new loans identified were previously identified as impaired but not necessarily with a troubled debt restructuring designation and were therefore already evaluated in accordance with the Corporation’s reserve methodology.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Impaired Loans and Leases For the Year Ended December 31, 2011
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)

With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,455	$3,669	$—	$5,177	$450	$200	$250
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	6,383	9,927	—	7,974	350	48	302
Multi-family	2,009	2,246	—	3,075	362	—	362
1-4 family	2,628	3,016	—	3,160	277	108	169
Commercial and industrial	1,139	1,320	—	3,820	384	424	(40)
Direct financing leases, net	—	—	—	—	—	—	—
Other:
Home equity loans and second mortgages	803	827	—	884	62	1	61
Other	1,222	1,682	—	1,691	138	6	132

Total	18,888	26,768	—	31,042	2,447	787	1,660

With impairment reserve recorded:
Commercial real estate:
Owner occupied	$517	$517	$13	$358	$81	$—	$81
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	846	846	130	483	48	—	48
Multi-family	—	—	34	287	—	—	—
1-4 family	989	989	337	1,017	61	—	61
Commercial and industrial	419	419	276	384	24	—	24
Direct financing leases, net	18	18	18	13	1	—	1
Other:
Home equity loans and second mortgages	199	199	79	208	20	—	20
Other	1	1	1	1	—	—	—

Total	2,989	2,989	888	2,751	235	—	235

Total:
Commercial real estate:
Owner occupied	$2,972	$4,186	$13	$5,535	$531	$200	$331
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	7,229	10,773	130	8,457	398	48	350
Multi-family	2,009	2,246	34	3,362	362	—	362
1-4 family	3,617	4,005	337	4,177	338	108	230
Commercial and industrial	1,558	1,739	276	4,204	408	424	(16)
Direct financing leases, net	18	18	18	13	1	—	1
Other:
Home equity loans and second mortgages	1,002	1,026	79	1,092	82	1	81
Other	1,223	1,683	1	1,692	138	6	132

Grand total	$21,877	$29,757	$888	$33,793	$2,682	$787	$1,895

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Impaired Loans and Leases For the Year Ended December 31, 2010
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)

With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$5,180	$5,364	$—	$5,620	$405	$18	$387
Non-owner occupied	380	380	—	160	20	—	20
Construction and land development	2,932	4,499	—	2,389	246	—	246
Multi-family	1,214	1,769	—	1,926	211	—	211
1-4 family	3,153	3,397	—	3,128	273	—	273
Commercial and industrial	4,460	5,396	—	5,975	405	83	322
Direct financing leases, net	—	—	—	—	—	1	(1)
Other
Home equity loans and second mortgages	555	596	—	586	43	—	43
Other	1,875	2,106	—	2,913	197	—	197

Total	19,749	23,507	—	22,697	1,800	102	1,698

With impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,821	$1,821	$103	$1,838	$142	$—	$142
Non-owner occupied	4,764	4,764	1,414	1,831	226	—	226
Construction and land development	6,343	7,764	177	658	157	—	157
Multi-family	2,972	3,796	521	1,228	167	—	167
1-4 family	1,084	1,084	364	612	38	—	38
Commercial and industrial	1,976	1,976	679	448	138	—	138
Direct financing leases, net	—	—	—	—	—	—	—
Other:
Home equity loans and second mortgages	384	384	169	383	33	—	33
Other	31	31	32	19	1	—	1

Total	19,375	21,620	3,459	7,017	902	—	902

Total:
Commercial real estate:
Owner occupied	$7,001	$7,185	$103	$7,458	$547	$18	$529
Non-owner occupied	5,144	5,144	1,414	1,991	246	—	246
Construction and land development	9,275	12,263	177	3,047	403	—	403
Multi-family	4,186	5,565	521	3,154	378	—	378
1-4 family	4,237	4,481	364	3,740	311	—	311
Commercial and industrial	6,436	7,372	679	6,423	543	83	460
Direct financing leases, net	—	—	—	—	—	1	(1)
Other:
Home equity loans and second mortgages	939	980	169	969	76	—	76
Other	1,906	2,137	32	2,932	198	—	198

Grand total	$39,124	$45,127	$3,459	$29,714	$2,702	$102	$2,600

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance as of December 31, 2011 and 2010 of $7.9 million and $6.0 million, respectively, represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $111,000 and $718,000 of loans that are performing troubled debt restructurings, and thus not on non-accrual, but are reported as impaired, due to the concession in terms.

To determine the level and composition of the allowance for loan and lease losses, the Corporation breaks out the portfolio by segments and risk ratings. First, loans and leases are evaluated for potential impairment classification. Once a loan or lease is determined to be impaired, the Corporation then analyzes the impaired loans and leases on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. Historical trends of the previously identified factors are applied to each category of loans and leases that has not been specifically evaluated for the purpose of establishing the general portion of the allowance.

A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011
	Commercial real estate	Commercial and industrial	Other	Direct Financing Lease, Net	Total
	(Dollars in Thousands)

Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(6,334)	(475)	(421)	—	(7,230)
Recoveries	302	473	70	19	864
Provision	4,319	(298)	253	(24)	4,250

Ending Balance	$9,554	$3,977	$384	$240	$14,155

Ending balance: individually evaluated for impairment	$514	$276	$80	$18	$888

Ending balance: collectively evaluated for impairment	$9,040	$3,701	$304	$222	$13,267

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Loans and lease receivables:
Ending balance, gross	$580,667	$237,099	$16,652	$17,128	$851,546

Ending balance: individually evaluated for impairment	$18,076	$1,558	$2,225	$18	$21,877

Ending balance: collectively evaluated for impairment	$562,591	$235,541	$14,427	$17,110	$829,669

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Allowance as % of gross loans	1.65%	1.68%	2.31%	1.40%	1.66%

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2010
	Commercial real estate	Commercial and industrial	Other	Direct Financing Lease, Net	Total
	(Dollars in Thousands)

Allowance for credit losses:
Beginning balance	$8,828	$4,283	$659	$354	$14,124
Charge-offs	(4,023)	(352)	(835)	—	(5,210)
Recoveries	39	265	1	8	313
Provision	6,423	81	657	(117)	7,044

Ending Balance	$11,267	$4,277	$482	$245	$16,271

Ending balance: individually evaluated for impairment	$2,579	$679	$201	$—	$3,459

Ending balance: collectively evaluated for impairment	$8,688	$3,598	$281	$245	$12,812

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Loans and lease receivables:
Ending balance, gross	$618,373	$225,921	$14,406	$19,288	$877,988

Ending balance: individually evaluated for impairment	$29,843	$6,436	$2,845	$—	$39,124

Ending balance: collectively evaluated for impairment	$588,530	$219,485	$11,561	$19,288	$838,864

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Allowance as % of gross loans	1.82%	1.89%	3.35%	1.27%	1.85%

The Corporation’s net investment in direct financing leases consists of the following:

	September 30,	September 30,
	As of December 31,
	2011	2010
	(In Thousands)

Minimum lease payments receivable	$13,483	$15,161
Estimated unguaranteed residual values in leased property	5,313	6,083
Initial direct costs	25	48
Less unearned lease and residual income	(1,693)	(2,004)

Investment in commercial direct financing leases	$17,128	$19,288

There were no impairments of residual value of leased property during 2011 and 2010.

The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows (In Thousands):

September 30,
Maturities during year ended December 31,
2012	$5,562
2013	3,624
2014	2,019
2015	1,014
2016	667
Thereafter	597

$13,483

Note 5 – Leasehold Improvements and Equipment

A summary of leasehold improvements and equipment at December 31, 2011 and 2010 is as follows:

	September 30,	September 30,
	As of December 31,
	2011	2010
	(In Thousands)

Leasehold improvements	$1,398	$1,308
Furniture and equipment	2,867	2,845

	4,265	4,153
Less: accumulated depreciation	(3,266)	(3,179)

Total leasehold improvements and equipment	$999	$974

Note 6 – Goodwill and Intangible Assets

As a result of the annual impairment test conducted in June 2010, the Corporation recognized an impairment of goodwill of $2.7 million, which was the entire amount of goodwill recorded on the consolidated balance sheet. The goodwill impairment did not affect the Corporation’s cash flows, liquidity, regulatory capital, regulatory capital ratios or future performance of the Corporation nor does it affect its ability to continue to service its client base. As of December 31, 2011 and 2010, the Corporation does not carry any goodwill in its consolidated balance sheet.

The Corporation had intangible assets that were amortized consisting of core deposit intangibles and other intangibles, representing a client list purchased from a brokerage/investment business. Changes in the gross carrying amount, accumulated amortization and net book value of core deposit and other intangibles were as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In Thousands)

Core deposit intangibles:
Gross carrying amount	$145	$145
Accumulated amortization	(145)	(125)

Net book value	$—	$20

Amortization/impairment during the period	$(20)	$(7)

Other intangibles:
Gross carrying amount	$120	$120
Accumulated amortization	(120)	(108)

Net book value	$—	$12

Amortization during the period	(12)	$(12)

Note 7 – Other Assets

The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. The Corporation’s share of the partnerships’ income (loss) included in the consolidated statements of income for the years ended December 31, 2011 and 2010 was $495,000 and $(277,000), respectively. The Corporation has an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $2.2 million and $1.6 million recorded as of December 31, 2011 and 2010. The Corporation has a remaining commitment to provide funds of $960,000 at December 31, 2011. In 2010, the Corporation was a limited partner in CapVest. As of December 31, 2010, the limited partners along with the general partner of CapVest agreed to terminate the partnership. Any remaining assets of the partnership were distributed on a pro-rata basis. The remaining assets of the partnership are illiquid securities and as a result, the Corporation wrote off its remaining interest in the partnership, recognizing a loss of $92,000 for the year ended December 31, 2010. The Corporation also has one tax-preferred limited partnership equity investments, Chapel Valley Senior Housing, LP. At December 31, 2011 and 2010, there was a zero cost basis remaining in this tax-preferred limited partnership equity investment.

The Corporation is the sole owner of $315,000 of common securities issued by Trust II, a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2011 and 2010 is included in accrued interest receivable and other assets.

A summary of accrued interest receivable and other assets is as follows:

	September 30,	September 30,
	As of December 31,
	2011	2010
	(In thousands)

Accrued interest receivable	$3,525	$3,405
Deferred tax assets, net	2,482	4,897
Investment in limited partnerships	2,216	1,592
Investment in Trust II	315	315
Fair value of interest rate swaps	3,434	2,841
Prepaid expenses	1,467	3,464
Other intangibles	—	32
Other	3,298	3,337

Total	$16,737	$19,883

Prepaid expenses include the FDIC insurance premium for 2010-2012 in the amount of $363,000 and $2.5 million at December 31, 2011 and 2010. The prepaid assessment was based upon the Banks’ assessment rate in effect on September 30, 2009 and may be exhausted earlier than 2012 based upon actual assessment base, related risk ratings and impacts of the FDIC’s final Assessments Rule issued on February 9, 2011.

Note 8 – Deposits

Deposits are summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011			2010
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars In Thousands)
Non-interest bearing transaction accounts	$132,230	$112,899	0.00%	$88,529	$68,546	0.00%
Interest bearing transaction accounts	23,004	25,389	0.28	44,429	74,783	0.35
Money market accounts	364,082	300,652	0.99	276,748	258,570	1.08
Certificates of deposit	85,331	80,323	1.38	79,491	84,828	2.03
Brokered certificates of deposit	446,665	486,594	2.66	499,102	480,709	3.32

	$1,051,312	$1,005,857	1.70	$988,298	$967,436	2.14

A summary of annual maturities of certificates of deposit outstanding at December 31, 2011 follows (in thousands):

September 30,
Maturities during year ended December 31,
2012	$212,170
2013	144,032
2014	76,465
2015	40,558
2016	20,577
Thereafter	38,194

$531,996

Deposits include approximately $54.0 million and $39.2 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2011 and 2010, respectively.

Note 9 – FHLB Advances, Other Borrowings and Junior Subordinated Debt

The composition of borrowed funds is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011			2010
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars In Thousands)
Federal funds purchased	$—	252	0.90%	$—	$—	—%
FHLB advances	482	656	5.83	2,494	13,414	4.78
Line of credit	810	2,236	4.06	10	10	4.06
Subordinated notes payable	39,000	39,000	6.12	39,000	39,000	5.55
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.78

	$50,607	52,459	6.94	$51,819	$62,739	6.26

Short-term borrowings	$810			$2,010
Long-term borrowings	49,797			49,809

	$50,607			$51,819

The repayment structure of the Corporation’s FHLB advances is as follows:

September 30,
Repayments during year ended December 31,	(In Thousands)
2012	$13
2013	469

$482

At December 31, 2011 and 2010, there were no securities sold under agreements to repurchase. There were no outstanding federal funds purchased at any month-end during fiscal years December 31, 2011 and 2010.

The Corporation has a $27.4 million FHLB line of credit available for advances and open line borrowings which are collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2011, $27.0 million of this line is unused. There were no advances outstanding on the Corporation’s open line at December 31, 2011 and 2010. Term FHLB advances totaled $482,000 and $2.5 million at December 31, 2011 and 2010, respectively. These advances bear fixed interest rates which range from 5.91% to 6.06% at December 31, 2011 and 4.98% to 6.06% at December 31, 2010, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.

The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $15.6 million and $25.3 million and collateralized mortgage obligations totaling approximately $11.8 million and $22.6 million were pledged as collateral for FHLB advances and unused available credit at December 31, 2011 and 2010, respectively.

The Corporation has a line of credit of $10.5 million. The line of credit carries an interest rate of one month LIBOR plus 2.75% with a floor of 4.00% and has certain performance debt covenants of which the Corporation was in compliance with as of December 31, 2011. The Corporation pays an unused line fee on its senior line of credit. For the years ended December 31, 2011 and 2010, the Corporation incurred $10,000 and $11,000 of additional interest expense due to this fee. The credit line matures on March 12, 2012 and will be renewed for one additional year with pricing terms of one-month LIBOR plus 2.75% with an interest rate floor of 4.00%, and includes an additional debt covenant. The Corporation is in compliance with all debt covenants under the renewed line of credit.

The Corporation has subordinated notes payable. At December 31, 2011 and 2010, the amount of subordinated notes payable outstanding was $39.0 million. The subordinated notes payable qualify for Tier 2 capital. At December 31, 2011, $31.0 million of the subordinated debt bears an interest rate of LIBOR plus 4.75% with an interest rate floor of 7.00% and $8.0 million bears an interest rate of LIBOR plus 4.25%. There are no debt covenants on the subordinated notes payable. In 2012, the Corporation sold and issued approximately $6.2 million aggregate principal amount of subordinated debentures (the “debentures”) to certain accredited investors. The debentures have been structured to qualify as Tier 2 capital, mature on January 15, 2022 and bear a fixed interest rate of 7.5% per year for their entire term. The Corporation may, at its option, redeem the debentures, in whole or part, at any time after the fifth anniversary of issuance. The Corporation used the net proceeds from the sale of the debentures to repay a portion of its existing $39.0 million of subordinated debt.

In September 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $428,000 were capitalized in 2008 of which $382,000 is remaining at December 31, 2011. Debt issuance costs are included in other assets, and are amortizing over the life of the Notes as an adjustment to interest expense.

The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The Corporation also has the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to 1) a change in capital treatment resulting in the inability of the Corporation to include the Notes in Tier 1 Capital, 2) a change in laws or regulations that could require Trust II to register as an investment company under The Investment Company Act of 1940, as amended and 3) a change in laws or regulations that would a) require Trust II to pay income tax with respect to interest received on the Notes or b) prohibit the Corporation from deducting the interest payable by the Corporation on the Notes or c) result in greater than a de minimis amount of taxes for Trust II.

Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. Therefore, the Corporation presents in its consolidated financial statements junior subordinated notes as a liability and its investment in Trust II as a component of other assets.

Note 10 – Stockholders’ Equity and Regulatory Capital

On June 5, 2008, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, $0.01 par value per share (common shares) of the Company. The dividend was paid on July 15, 2008. Each right entitles the registered holder to purchase from the Company one-half of one common share, at a price of $85.00 per full common share (equivalent to $42.50 for each one-half of a common share), subject to adjustment. The rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for such stock. Under conditions described in the Shareholder Rights Plan, holders of rights could acquire additional shares of the Company’s common stock. The value of shares acquired under the plan would have a market value of two times the then current per share purchase price. The rights will expire on June 5, 2018.

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

Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. Management believes, as of December 31, 2011, that the Corporation and the Banks met all applicable capital adequacy requirements.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2011.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2011 and 2010, respectively:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of December 31, 2011

Total capital (to risk-weighted assets)
Consolidated	$118,895	13.11%	$72,559	8.00%	N/A	N/A
First Business Bank	108,860	13.39	65,058	8.00	$81,322	10.00%
First Business Bank – Milwaukee	15,074	16.11	7,484	8.00	9,355	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$71,723	7.91%	$36,279	4.00%	N/A	N/A
First Business Bank	98,666	12.13	32,529	4.00	$48,793	6.00%
First Business Bank – Milwaukee	13,898	14.86	3,742	4.00	5,613	6.00

Tier 1 capital (to average assets)
Consolidated	$71,723	6.22%	$46,152	4.00%	N/A	N/A
First Business Bank	98,666	9.98	39,556	4.00	$49,445	5.00%
First Business Bank – Milwaukee	13,898	7.95	6,993	4.00	8,741	5.00

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of December 31, 2010

Total capital (to risk-weighted assets)
Consolidated	$107,263	11.23%	$76,438	8.00%	N/A	N/A
First Business Bank	100,203	11.72	68,390	8.00	$85,488	10.00%
First Business Bank – Milwaukee	14,496	14.62	7,930	8.00	9,913	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$63,511	6.65	$38,219	4.00%	N/A	N/A
First Business Bank	89,478	10.47	34,195	4.00	$51,293	6.00%
First Business Bank – Milwaukee	13,243	13.36	3,965	4.00	5,948	6.00

Tier 1 capital (to average assets)
Consolidated	$63,511	5.68	$44,732	4.00%	N/A	N/A
First Business Bank	89,748	9.34	38,335	4.00	$47,918	5.00%
First Business Bank – Milwaukee	13,243	8.30	6,381	4.00	7,976	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2011 and 2010, respectively.

	September 30,	September 30,
	As of December 31,
	2011	2010
	(In Thousands)

Stockholders’ equity of the Corporation	$64,214	$55,335
Unrealized and accumulated gains and losses on specific items and disallowed intangible assets	(2,491)	(1,824)
Trust preferred securities	10,000	10,000

Tier 1 capital	71,723	63,511
Allowable general valuation allowances and subordinated debt	47,172	43,752

Risk-based capital	$118,895	$107,263

The Banks may not declare or pay cash dividends if such declaration and payment would violate Federal and/or state regulatory requirements. Unlike the Banks, the Corporation is not subject to these regulatory restrictions; however, the Federal Reserve, the principal regulator of the Corporation, has supervisory guidance and regulations pertaining to capital requirements and the payment of dividends. The fundamental principle of the Federal Reserve’s supervision and regulation of bank holding companies is that a bank holding company should serve as a source of managerial and financial strength to its subsidiary banks. Consistent with this premise, the Federal Reserve expects bank holding companies to hold capital commensurate with their overall risk profile. Cash dividends from the Corporation may be limited by these capital considerations as well as the regulatory requirements or limitations and capital needs of each Bank.

Note 11 – Earnings per Share

The computation of earnings per share for fiscal years 2011 and 2010 is as follows:

	September 30,	September 30,
	For the year ended December 31,
	2011	2010

Basic earnings per common share
Net income	$8,424,522	$941,253
Less: earnings allocated to participating securities	(324,995)	(24,026)

Earnings allocated to common shareholders	$8,099,527	$917,227

Weighted-average common shares outstanding, excluding participating securities	2,507,826	2,483,650

Basic earnings per common share	$3.23	$0.37

Diluted earnings per common share
Earnings allocated to common shareholders	$8,099,527	$917,227
Reallocation of undistributed earnings	—	—

Earnings allocated to common shareholders	$8,099,527	$917,227

Weighted-average common shares outstanding	2,507,826	2,483,650
Dilutive effect of share-based awards	—	—

Weighted-average diluted common shares outstanding	2,507,826	2,483,650

Diluted earnings per common share	$3.23	$0.37

For the year ended December 31, 2011 and 2010, average anti-dilutive employee share-based awards outstanding totaled 150,321 and 194,927, respectively.

Note 12 – Share-Based Compensation

The Corporation adopted the 2001 Equity Incentive Plan and the 2006 Equity Incentive Plan (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”) as well as restricted stock. As of December 31, 2011, 45,542 shares are available for future grants under the 2006 Equity Incentive Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2006 Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans. The 2001 Plan expired February 16, 2011. The 2006 plan expires January 30, 2016.

Stock Options

The Corporation may grant Stock Options to senior executives and other employees under the Plans. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no Stock Options granted during the years ended December 31, 2011 or 2010. No Stock Options have been granted since the Corporation met the definition of a public entity and no Stock Options have been modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the years ended December 31, 2011 and 2010, except with respect to restricted share awards. As of December 31, 2011, all Stock Options granted and not previously forfeited have vested.

The following table represents a summary of Stock Options activity for all periods.

	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011		2010
	Options	Weighted average price	Options	Weighted average price

Outstanding at beginning of year	138,766	$22.09	142,790	$22.01
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(13,732)	19.00	(4,024)	19.38
Forfeited	—	—	—	—

Outstanding at end of year	125,034	22.43	138,766	22.09

Options exercisable at end of year	125,034		138,766

The following table represents outstanding Stock Options and exercisable Stock Options at the respective ranges of exercise prices at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (Years)	Weighted average exercise price	Shares	Weighted average exercise price
$15.00 – $17.50	9,984	2.04	$15.33	9,984	$15.33
$17.51 – $20.00	—	—	—	—	—
$20.01 – $22.50	61,050	1.14	22.00	61,050	22.00
$22.51 – $25.00	54,000	2.87	24.22	54,000	24.22

	125,034			125,034

Restricted Shares

Under the Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participants’ award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the year ended December 31, 2011, 23 restricted share awards vested on a date at which the market price was higher than the market price on the date of grant; therefore, a net excess tax benefit of approximately $11,000 was reflected in the consolidated statement of cash flows. For the year ended December 31, 2010, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore there was no excess tax benefit reflected in the consolidated statements of cash flows.

Restricted share activity for the years ended December 31, 2011 and 2010 was as follows:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Number of restricted shares	Weighted average grant-date fair value	Number of restricted shares	Weighted average grant-date fair value
Nonvested balance at beginning of year	101,182	$14.93	70,262	$17.88
Granted	34,625	17.05	64,725	13.97
Vested	(39,939)	16.24	(33,430)	19.28
Forfeited	—	—	(375)	14.55

Nonvested balance as of end of year	95,868	15.15	101,182	14.93

As of December 31, 2011, there was approximately $1.3 million of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over the next three years. For the years ended December 31, 2011 and 2010, share-based compensation expense included in net income totaled approximately $579,000 and $523,000 respectively. As of December 31, 2011 there were no restricted shares vested and not delivered.

Note 13 – Employee Benefit Plans

The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the consolidated statements of income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $287,000 and $243,000 for the years ended December 31, 2011 and 2010, respectively. Discretionary contributions of 4.8%, or $473,000, and 2.1%, or $173,000, were made in 2011 and 2010, respectively.

The Corporation has a deferred compensation plan covering two executives under which it provides contributions to supplement their retirement. In 2011, one of the participants in the deferred compensation plan received his final payment under the terms of the contract. Under the terms of the agreements, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with this plan in 2011 and 2010 was $59,000 and $75,000, respectively. The present value of future payments under the plan of $508,000 and $791,000 at December 31, 2011 and 2010, respectively, is included in other liabilities. One of the agreements provided for contributions to supplement health insurance costs. The reduction of expense associated with this portion of the plan due to the reduction of the liability in 2011 and 2010 was $16,000 in each year. This supplemental health benefit expired in 2011.

The Corporation owns life insurance policies on the lives of these two executives, which have cash surrender values of approximately $1.9 million and $1.8 million as of December 31, 2011 and 2010, respectively and death benefits of $6.1 million and $6.1 million, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $15.7 million and $15.1 million as of December 31, 2011 and 2010, respectively, is related to policies on a number of other officers of the Banks.

Note 14 – Leases

The Corporation and FBB occupy space under an operating lease agreement that expires on July 7, 2028. FBB has two loan production offices that occupy office space under separate operating lease agreements that expire in the fourth quarter of December 31, 2017. FBB has one other loan production office that occupies office space under an operating lease agreement that expires in the first quarter of 2014. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2020. The Corporation’s total rent expense was $1.3 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases vehicles and other office equipment. Rental expense for these operating leases was $33,000 and $56,000 for the years ended December 31, 2011 and 2010, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows (in thousands):

September 30,
2012	$694
2013	667
2014	665
2015	673
2016	681
Thereafter	6,156

$9,536

Note 15 – Income Taxes

Income tax expense applicable to income for the years ended December 31, 2011 and 2010 consists of the following:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In Thousands)

Current:
Federal	$1,791	$4,269
State	(297)	501

	1,494	4,770

Deferred:
Federal	1,839	(2,702)
State	116	281

	1,955	(2,421)

Total income tax expense	$3,449	$2,349

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	At December 31,
	2011	2010
	(In Thousands)

Deferred tax assets:
Allowance for loan and lease losses	$5,421	$6,232
Deferred compensation	1,040	726
State net operating loss carryforwards	753	2,023
Write-down of foreclosed properties	265	58
Non-accrual loan interest	734	838
Capital loss carryforwards	103	35
Other	117	1,637

	8,433	11,549
Valuation allowance	(11)	(1,259)

Total deferred tax assets	8,422	10,290

Deferred tax liabilities:
Leasing and fixed asset activities	4,162	4,045
Unrealized gain on securities	1,547	1,088
Other	231	260

Total deferred tax liabilities	5,940	5,393

Net deferred tax asset	$2,482	$4,897

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	September 30,	September 30,
	At December 31,
	2011	2010
	(In Thousands)

Change in net deferred tax assets	$(2,415)	$(2,293)
Deferred taxes allocated to OCI	460	(128)

Deferred income tax benefit	$(1,955)	$(2,421)

Net deferred tax assets are included in other assets in the consolidated balance sheets.

The Corporation has state net operating loss carryforwards of approximately $14.4 million and $38.8 million at December 31, 2011 and 2010, respectively, which can be used to offset their future state taxable income. The carry forwards expire between 2012 and 2032. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses. The valuation allowance associated with these deferred tax assets was $11,000 and $1.2 million as of December 31, 2011 and 2010, respectively. On June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of their group members on a proportionate basis. These net business loss carryforwards can be used to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired.

Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In determining that realizing the deferred tax was more likely than not, the Corporation gave consideration to a number of factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies and expiration dates associated with operating loss carry forwards.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In Thousands)

Income before income tax expense	$11,874	$3,290

Tax expense at statutory federal rate of 34% applied to income before income tax expense	$4,037	$1,119
State income tax, net of federal effect	923	197
Tax-exempt security and loan income, net of TEFRA adjustments	(312)	(122)
Goodwill impairment	—	914
Change in valuation allowance	(1,248)	(3)
Bank-owned life insurance	(230)	(225)
Interest on prior uncertain tax positions	—	169
Enactment of combined reporting	—	—
Other	279	300

Total income tax expense	$3,449	$2,349

Effective tax rate	29.05%	71.40%

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

A summary of all of the Corporation’s uncertain tax positions are as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In Thousands)
Unrecognized tax benefits at beginning of year	$2,432	$2,428
Additions based on tax positions related to current year	13	4
Reductions for tax positions related to current year	(9)	(7)
Additions for tax positions of prior years	4	8
Reductions for tax positions of prior years	—	(1)
Settlements	(2,417)	—

Unrecognized tax benefits at end of year	$23	$2,432

As of December 31, 2011, the only tax year open for the State of Wisconsin tax was 2010. Federal tax years that remain open are 2007 through 2010. As of December 31, 2011, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 16 – Derivative Financial Instruments

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

At December 31, 2011, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $53.7 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also approximately $53.7 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August 2013 through October 2021. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $3.4 million and $2.8 million, included in other assets as of December 31, 2011 and 2010, respectively. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $3.4 million and $2.8 million due to master netting and settlement contracts with dealer counterparties and is included in other liabilities as of December 31, 2011 and 2010, respectively.

The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)

Derivatives not designated as hedging instruments
December 31, 2011	Other assets	$3,434	Other liabilities	$3,434
December 31, 2010	Other assets	$2,841	Other liabilities	$2,841

No derivative instruments held by the Corporation for the year ended December 31, 2011 and 2010 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in the fair value for the year ended December 31, 2011 and 2010 had no net impact to the consolidated income statement.

Note 17 – Commitments and Contingencies

The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of clients. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract amounts reflect the extent of involvement the Banks have in these particular classes of financial instruments.

In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the consolidated financial statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2011 and 2010, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk at December 31, 2011 and 2010, respectively, are as follows:

	September 30,	September 30,
	At December 31,
	2011	2010
	(In Thousands)

Commitments to extend credit, primarily commercial loans	$204,845	$230,619
Standby letters of credit	7,441	6,793

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may have a fixed interest rate or a rate which varies with the prime rate or other market indices and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Banks. The Banks evaluate the creditworthiness of each client on a case-by-case basis and generally extend credit only on a secured basis. Collateral obtained varies but consists primarily of accounts receivable, inventory, equipment, securities, life insurance or income-producing commercial properties. There is generally no market for commercial loan commitments, the fair value of which would approximate the present value of any fees expected to be received as a result of the commitment. These are not considered to be material to the financial statements.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a client to a third party. Standby letters of credit, collateralized by accounts receivable, inventory, and income-producing commercial properties, expire primarily within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The fair value of standby letters of credit is recorded as a liability when the standby letter of credit is issued. The fair value has been estimated to approximate the fees received by the Banks for issuance. The fees are recorded into income and the fair value of the guarantee is decreased ratably over the term of the standby letter of credit.

Management has estimated that there is no probable loss expected from the funding of loan commitments or standby letters of credit at December 31, 2011.

In the normal course of business, various legal proceedings involving the Corporation are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, and cash flows.

Note 18 – Fair Value

The Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date and is based on exit prices vs. entry prices. Fair value includes assumptions about risk such as nonperformance risk in liability fair values and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.

Level 1—Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.

Level 2 – Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- Level 3 inputs are inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Municipal obligations	$—	$2,831	$—	$2,831
Collateralized mortgage obligations – government agencies	—	165,401	—	165,401
Collateralized mortgage obligations – government sponsored enterprises	—	2,154	—	2,154
Interest rate swaps	—	3,434	—	3,434

Liabilities:
Interest rate swaps	$—	$3,434	$—	$3,434

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements Using
December 31, 2010	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Collateralized mortgage obligations – government agencies	$—	$152,776	$—	$152,776
Collateralized mortgage obligations – government sponsored enterprises	—	603	—	603
Interest rate swaps	—	2,841	—	2,841

Liabilities:
Interest rate swaps	$—	$2,841	$—	$2,841

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2011 or 2010.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill, intangible assets and foreclosed properties. Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy are summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,
					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2011	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$12,787	$—	$12,787	$—	$—
Foreclosed properties	2,236	138	1,989	109	(621)

	September 30,	September 30,	September 30,	September 30,	September 30,
					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2010	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$22,241	$—	$18,112	$4,129	$—
Foreclosed properties	1,750	—	1,660	90	(326)
Goodwill	—	—	—	—	(2,689)

Impaired loans that are collateral dependent were written down to their fair value of $12.8 million and $22.2 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value at December 31, 2011 and 2010, respectively. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable or significant adjustments to such data were necessary to adjust to the current period, the loan balance is reflected within Level 3 of the hierarchy.

In June 2010, the Corporation determined that goodwill of the reporting unit was fully impaired as of June 30, 2010 and recorded impairment in the amount of $2.7 million.

Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties and repossessed assets are recorded to loss on foreclosed properties. During the year ended December 31, 2011, approximately $3.2 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the year ended December 31, 2011, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of approximately $621,000 on foreclosed properties. The activity of the Corporation’s foreclosed properties is summarized as follows:

	September 30,	September 30,
	As of and for the year ended
	December 31,
	2011	2010
	(In Thousands)
Balance at the beginning of the period	$1,750	$1,671
Transfer of loans to foreclosed properties, at lower of cost or fair value	3,119	1,842
Impairment adjustments	(621)	(326)
Proceeds from sale of properties	(2,213)	(1,557)
Gain on sale of properties	201	120

Balance at the end of the period	$2,236	$1,750

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$130,093	$130,093	$50,819	$50,819
Securities available-for-sale	170,386	170,386	153,379	153,379
Loans and lease receivables, net	836,687	840,552	860,935	852,790
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	17,660	17,660	16,950	16,950
Accrued interest receivable	3,525	3,525	3,405	3,405
Interest rate swaps	3,434	3,434	2,841	2,841

Financial liabilities:
Deposits	$1,051,312	$1,068,845	$988,298	$998,713
Federal Home Loan Bank and other borrowings	40,292	40,899	41,504	41,567
Junior subordinated notes	10,315	6,917	10,315	7,224
Accrued interest payable	2,625	2,625	3,643	3,643
Interest rate swaps	3,434	3,434	2,841	2,841
Off balance sheet items:
Standby letters of credit	81	81	41	41
Commitments to extend credit	—	*	—	*

*	Not meaningful

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

Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things. To validate the fair value estimates, assumptions, and controls of the third party pricing service, the Corporation evaluates magnitude of changes in prices or lack of change of prices between periods in comparison to movement in interest rates. Unusual items are challenged with the independent pricing service. Further action may be taken to satisfy management’s expectations by independently pricing securities via a third party brokers. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates.

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

Financial Instruments with Off-Balance Sheet Risks: The fair value of the Corporation’s off-balance sheet instruments is based on quoted market prices and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counter party.

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

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 19 – Condensed Parent Only Financial Information

The following represents the condensed financial information of the Parent Company:

Condensed Balance Sheets

	September 30,	September 30,
	At December 31,
	2011	2010
	(In Thousands)

Assets
Cash and cash equivalents	$718	$308
Investments in subsidiaries, at equity	115,371	104,861
Leasehold improvements and equipment, net	388	480
Other assets	1,989	940

Total assets	$118,466	$106,589

Liabilities and Stockholders’ Equity
Borrowed funds	$50,125	$49,325
Other liabilities	4,127	1,929

Total liabilities	54,252	51,254
Stockholders’ equity	64,214	55,335

Total liabilities and stockholders’ equity	$118,466	$106,589

Condensed Statements of Income

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In Thousands)

Interest income	$16	$—
Interest expense	3,600	3,288

Net interest expense	(3,584)	(3,288)

Non-interest income
Consulting and rental income from consolidated subsidiaries	8,454	7,873
Other	107	141

Total non-interest income	8,561	8,014

Non-interest expense	8,605	7,285

Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	(3,628)	(2,559)
Income tax benefit	(2,590)	(934)

Loss before equity in undistributed net income of consolidated subsidiaries	(1,038)	(1,625)
Equity in undistributed net income of consolidated subsidiaries	9,463	2,566

Net income	$8,425	$941

Condensed Statements of Cash Flows

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In Thousands)
Operating activities
Net income	$8,425	$941
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(9,463)	(2,566)
Share-based compensation	240	185
Excess tax benefit from share-based compensation	(4)	—
Increase in liabilities	2,198	599
Other, net	(958)	(26)

Net cash provided by (used in) operating activities	438	(867)

Investing activities
Payments for investment in and advances to subsidiaries	—	—

Net cash used in investing activities	—	—

Financing activities
Net increase in short-term borrowed funds	800	—
Purchase of treasury stock	(103)	(55)
Excess tax benefit from share-based compensation	4	—
Dividends paid	(729)	(711)

Net cash used in financing activities	(28)	(766)

Decrease in cash and cash equivalents	410	(1,633)
Cash and cash equivalents at beginning of year	308	1,941

Cash and cash equivalents at end of year	$718	$308

Note 20 – Condensed Quarterly Earnings (unaudited)

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands, Except per share data)
Interest income	$14,070	$14,174	$14,119	$13,854	$14,366	$13,940	$14,176	$14,144
Interest expense	(5,586)	(5,205)	(5,015)	(4,950)	(6,519)	(6,249)	(6,016)	(5,891)

Net interest income	8,484	8,969	9,104	8,904	7,847	7,691	8,160	8,253
Provision for loan losses	(1,404)	(1,474)	(435)	(937)	(1,344)	(1,069)	(1,954)	(2,677)
Non-interest income	1,672	1,744	1,728	1,916	1,629	1,685	1,671	1,758
Non-interest expense	(6,760)	(6,638)	(6,750)	(6,249)	(6,544)	(6,532)	(6,379)	(6,216)
Goodwill impairment	—	—	—	—	—	(2,689)	—	—

Income before income taxes	1,992	2,601	3,647	3,634	1,588	(914)	1,498	1,118
Income taxes	(643)	(88)	(1,468)	(1,250)	(689)	(611)	(529)	(520)

Net income	$1,349	$2,513	$2,179	$2,384	$899	$(1,525)	$969	$598

Per common share data:
Basic earnings per share	$0.52	$0.98	$0.83	$0.90	$0.35	$(0.60)	$0.38	$0.24
Diluted earnings per share	0.52	0.98	0.83	0.90	0.35	(0.60)	0.38	0.24
Dividends	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Business Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

March 9, 2012

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2011.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as a non-accelerated filer, the Corporation is permanently exempted from the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that SEC registrants provide an attestation report on the effectiveness of internal controls over financial reporting by the Corporation’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Registrant. Information with respect to the Directors of the registrant, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 14, 2012 under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c)	Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting to be held on May 14, 2012 included within the summary compensation table is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 14, 2012 under the captions “Principal Shareholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 14, 2012 under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 14, 2012 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statements Schedules

The consolidated financial statements listed on the Index included under “Item 7 – Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

Exhibits. See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

March 9, 2012	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

March 9, 2012	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

March 9, 2012	/s/ Shauna M. Gnorski
Shauna M. Gnorski
Chief Accounting Officer

March 9, 2012	/s/ Jerome J. Smith

Jerome J. Smith
Chairman of the Board of Directors

March 9, 2012	/s/ Mark D. Bugher

Mark D. Bugher
Director

March 9, 2012	/s/ Jan A. Eddy

Jan A. Eddy
Director

March 9, 2012	/s/ John J. Harris

John J. Harris
Director

March 9, 2012	/s/ Gerald L. Kilcoyne

Gerald L. Kilcoyne
Director

March 9, 2012	/s/ John M. Silseth

John M. Silseth
Director

March 9, 2012	/s/ Barbara H. Stephens

Barbara H. Stephens
Director

March 9, 2012	/s/ Dean W. Voeks

Dean W. Voeks
Director

March 9, 2012	/s/ Gary E. Zimmerman

Gary E. Zimmerman
Director

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 12, 2010)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on January 31, 2012.)

4.1	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.

4.2	Rights Agreement, dated as of June 5, 2008, between the Registrant and Computershare Investor Services, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of the Registrant, dated as of June 6, 2008)

10.1	1993 Incentive Stock Option Plan (incorporated by reference to the Registration Statement on Form S-8 filed September 28, 2006)

10.2	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed April 28, 2005)

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Amended Registration Statement on Form 10 filed April 28, 2005)

10.4	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 31, 2006)

10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed September 28, 2006)

10.6	Restated Employment Agreement dated December 14, 2005 between the Registrant and Jerome J. Smith (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 16, 2005)

10.7

Employment and Repayment Agreement between First Business Capital Corp. and Charles H. Batson, dated December 14, 2005 (previously filed as Exhibits 10.1 and 10.2 and incorporated by reference to Exhibits 10.1 and 10.2 to the current report on Form 8-K filed on December 20, 2005)

Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to the current report on Form 8-K filed on February 10, 2006)

10.8	Restated Employment Agreement dated November 7, 2006 between the Registrant and Corey A. Chambas (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 13, 2006)

10.9	Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 27, 2011)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Amended Registration Statement on Form 10 filed April 28, 2005)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Chief Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99	Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2011; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)

Exhibit No.	Exhibit Name

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the year ended December 31, and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*+

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Annual Report.