Form 10-Q
period 2012-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2012-04-27
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 19, 2012 was 2,625,288 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

2

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(unaudited)
	March 31, 2012	December 31, 2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,334	$16,707
Short-term investments	121,017	113,386
Cash and cash equivalents	135,351	130,093
Securities available-for-sale, at fair value	170,547	170,386
Loans and leases receivable, net of allowance for loan and lease losses of $14,451 and $14,155, respectively	817,297	836,687
Leasehold improvements and equipment, net	1,035	999
Foreclosed properties	2,590	2,236
Cash surrender value of bank-owned life insurance	17,830	17,660
Investment in Federal Home Loan Bank stock, at cost	1,748	2,367
Accrued interest receivable and other assets	15,647	16,737
Total assets	$1,162,045	$1,177,165
Liabilities and Stockholders’ Equity
Deposits	$1,033,789	$1,051,312
Federal Home Loan Bank and other borrowings	41,498	40,292
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,009	11,032
Total liabilities	1,095,611	1,112,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,714,985 shares issued, 2,625,288 and 2,625,569 shares outstanding at 2012 and 2011, respectively	27	27
Additional paid-in capital	25,978	25,843
Retained earnings	39,527	37,501
Accumulated other comprehensive income	2,554	2,491
Treasury stock (89,697 and 89,416 shares at 2012 and 2011, respectively), at cost	(1,652)	(1,648)
Total stockholders’ equity	66,434	64,214
Total liabilities and stockholders’ equity	$1,162,045	$1,177,165

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$12,726	$12,920
Securities income	831	1,117
Short-term investments	76	33
Total interest income	13,633	14,070
Interest expense:
Deposits	3,744	4,650
Notes payable and other borrowings	686	662
Junior subordinated notes	277	274
Total interest expense	4,707	5,586
Net interest income	8,926	8,484
Provision for loan and lease losses	504	1,404
Net interest income after provision for loan and lease losses	8,422	7,080
Non-interest income:
Trust and investment services fee income	687	641
Service charges on deposits	479	373
Loan fees	398	331
Increase in cash surrender value of bank-owned life insurance	170	167
Credit, merchant and debit card fees	55	52
Other	61	108
Total non-interest income	1,850	1,672
Non-interest expense:
Compensation	4,005	3,737
Occupancy	332	341
Professional fees	432	427
Data processing	317	310
Marketing	266	279
Equipment	112	114
FDIC insurance	587	759
Collateral liquidation costs	108	242
Net loss on foreclosed properties	175	51
Other	498	500
Total non-interest expense	6,832	6,760
Income before income tax expense	3,440	1,992
Income tax expense	1,230	643
Net income	$2,210	$1,349
Earnings per common share:
Basic	$0.84	$0.52
Diluted	0.84	0.52
Dividends declared per share	0.07	0.07

See accompanying Notes to Unaudited Consolidated Financial Statements.
First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)

Net income	$2,210	$1,349
Other comprehensive income, before tax
Unrealized securities gains (losses) arising during the period	102	(537)
Income tax (expense) benefit	(39)	200
Comprehensive income	$2,273	$1,012

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335
Net income	—	—	1,349	—	—	1,349
Other comprehensive loss	—	—	—	(337)	—	(337)
Share-based compensation - restricted shares	—	155	—	—	—	155
Share-based compensation - tax benefits	—	—	—	—	—	—
Cash dividends ($0.07 per share)	—	—	(182)	—	—	(182)
Treasury stock purchased (282 shares)	—	—	—	—	(3)	(3)
Balance at March 31, 2011	$27	$25,408	$30,975	$1,455	$(1,548)	$56,317

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	2,210	—	—	2,210
Other comprehensive income	—	—	—	63	—	63
Share-based compensation - restricted shares	—	134	—	—	—	134
Share-based compensation - tax benefits	—	1	—	—	—	1
Cash dividends ($0.07 per share)	—	—	(184)	—	—	(184)
Treasury stock purchased (281 shares)	—	—	—	—	(4)	(4)
Balance at March 31, 2012	$27	$25,978	$39,527	$2,554	$(1,652)	$66,434

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)
Operating activities
Net income	$2,210	$1,349
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(45)	(45)
Provision for loan and lease losses	504	1,404
Depreciation, amortization and accretion, net	781	463
Share-based compensation	134	155
Increase in cash surrender value of bank-owned life insurance	(170)	(167)
Origination of loans for sale	(402)	(811)
Sale of loans originated for sale	—	814
Gain on sale of loans originated for sale	—	(3)
Loss on foreclosed properties	175	51
Excess tax benefit from stock-based compensation	(1)	—
Decrease in accrued interest receivable and other assets	1,200	1,492
Decrease in accrued interest payable and other liabilities	(1,022)	(969)
Net cash provided by operating activities	3,364	3,733
Investing activities
Proceeds from maturities of available-for-sale securities	13,994	10,914
Purchases of available-for-sale securities	(14,746)	(18,243)
Proceeds from sale of foreclosed properties	657	307
Net decrease in loans and leases	18,102	7,492
Investment in Aldine Capital Fund, L.P.	—	(210)
Proceeds from sale of FHLB Stock	619	—
Purchases of leasehold improvements and equipment, net	(228)	(66)
Premium payment on bank owned life insurance policies	—	(8)
Net cash provided by investing activities	18,398	186
Financing activities
Net (decrease) increase in deposits	(17,523)	7,782
Repayment of FHLB advances	(3)	(2,003)
Net increase in short-term borrowed funds	1,209	—
Proceeds from issuance of subordinated notes payable	6,215	—
Repayment of subordinated notes payable	(6,215)	—
Excess tax benefit from stock-based compensation	1	—
Cash dividends paid	(184)	(182)
Purchase of treasury stock	(4)	(3)
Net cash (used in) provided by financing activities	(16,504)	5,594
Net increase in cash and cash equivalents	5,258	9,513
Cash and cash equivalents at the beginning of the period	130,093	50,819
Cash and cash equivalents at the end of the period	$135,351	$60,332
Supplementary cash flow information
Interest paid on deposits and borrowings	$4,528	$5,360
Income taxes paid	600	890
Transfer to foreclosed properties	1,186	935

See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as “FBFS” or the “Corporation”) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly owned subsidiaries First Business Bank (“FBB”) and First Business Bank — Milwaukee (“FBB-Milwaukee”). FBB and FBB-Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Dane County and surrounding areas market with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB — Milwaukee operates as a commercial banking institution in Waukesha County and surrounding areas market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC and FBB Real Estate, LLC (“FBBRE”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB — Milwaukee Real Estate, LLC (“FBBMRE”).
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
Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2011 except as described further below in Note 1.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements were included in the unaudited consolidated financial statements. The results of operations for the three month period ended March 31, 2012 is not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2012. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events were evaluated through the issuance of the unaudited consolidated financial statements.
Recent Accounting Pronouncements.
Fair Value Measurement. In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs” (ASU 2011-04). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of non-financial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity's valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

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
For the three month periods ended March 31, 2012 and 2011, average anti-dilutive employee share-based awards totaled 115,050 and 202,741, respectively.

	For the Three Months
	Ended March 31,
	2012	2011
Basic earnings per common share
Net income	$2,210,237	$1,349,460
Less: earnings allocated to participating securities	80,221	51,796
Earnings allocated to common shareholders	$2,130,016	$1,297,664

Weighted-average common shares outstanding, excluding participating securities	2,530,084	2,497,918

Basic earnings per common share	$0.84	$0.52

Diluted earnings per common share
Earnings allocated to common shareholders	$2,130,016	$1,297,663
Reallocation of undistributed earnings	(24)	—
Earnings allocated to common shareholders	$2,129,992	$1,297,663

Weighted average common shares outstanding	2,530,084	2,497,918
Dilutive effect of share-based awards	863	—
Weighted-average diluted common shares outstanding	2,530,947	2,497,918

Diluted earnings per common share	$0.84	$0.52

Note 3 — Share-Based Compensation
The Corporation adopted the 2006 Equity Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Board of Directors of FBFS and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”) as well as restricted stock. As of March 31, 2012, 45,542 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan. The 2006 plan expires January 30, 2016.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the its approved equity incentive plans. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation met the definition of a public entity and no Stock Options were modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three months ended March 31, 2012 and 2011. As of March 31, 2012, all Stock Options granted and not previously forfeited have vested.
Stock Option activity for the year ended December 31, 2011 and three months ended March 31, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	138,766	$22.09	2.75
Granted	—	—
Exercised	—	—
Expired	(13,732)	19.00
Forfeited	—	—
Outstanding at December 31, 2011	125,034	$22.43	1.75
Exercisable at December 31, 2011	125,034		1.75
Outstanding as of December 31, 2011	125,034	$22.43	1.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2012	125,034	$22.43	1.50
Exercisable at March 31, 2012	125,034	$22.43	1.50
Restricted Stock
Under the Plan, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the Plan are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the three months ended March 31, 2012, there were two restricted share awards that vested on a date at which the closing price was greater than the market value on the date of grant and is reflected in the unaudited consolidated statement of cash flows. For the three months ended March 31, 2011, all restricted share awards vested on a date at which the closing price was lower than the market value on the date of grant; therefore no excess tax benefit is reflected in the unaudited consolidated statement of cash flows for that period.
Restricted share activity for the year ended December 31, 2011 and the three months ended March 31, 2012 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2010	101,182	$14.93
Granted	34,625	17.05
Vested	(39,939)	16.24
Forfeited	—	—
Nonvested balance as of December 31, 2011	95,868	15.15
Granted	—	—
Vested	(1,125)	14.08
Forfeited	—	—
Nonvested balance as of March 31, 2012	94,743	15.16

As of March 31, 2012, $1.2 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over approximately three years. As of March 31, 2012, all restricted shares that vested were delivered.
Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of March 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Municipal obligations	$4,562	$45	$(59)	$4,548
Collateralized mortgage obligations — government agencies	159,782	4,254	(104)	163,932
Collateralized mortgage obligations — government-sponsored enterprises	2,063	4	—	2,067
	$166,407	$4,303	$(163)	$170,547

	As of December 31, 2011
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Municipal obligations	$2,736	$95	$—	$2,831
Collateralized mortgage obligations — government agencies	161,443	4,022	(64)	165,401
Collateralized mortgage obligations — government-sponsored enterprises	2,169	—	(15)	2,154
	$166,348	$4,117	$(79)	$170,386

Collateralized mortgage obligations — government agencies represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. There were no sales of securities available for sale in the three month periods ended March 31, 2012 and 2011.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$234	$239
Due in one year through five years	—	—
Due in five through ten years	6,323	6,379
Due in over ten years	159,850	163,929
	$166,407	$170,547

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, the Corporation had 15 out of 168 securities and 9 out of 155 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2012, the Corporation did not hold any securities that had been in a continuous loss position for twelve months or greater.
The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three months ended March 31, 2012 and 2011.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Municipal obligations	$1,894	$59	$—	$—	$1,894	$59
Collateralized mortgage obligations - government agencies	11,420	104	—	—	11,420	104
	$13,314	$163	$—	$—	$13,314	$163

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Collateralized mortgage obligations - government issued	$16,336	$64	$—	$—	$16,336	$64
Collateralized mortgage obligations - government agencies	2,076	15	—	—	2,076	15
	$18,412	$79	$—	$—	$18,412	$79
At March 31, 2012 and December 31, 2011, securities with a fair value of $16.1 million and $19.6 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (FHLB) advances and client letters of credit. Securities pledged also provide for future availability for additional advances from the FHLB.

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2012	December 31, 2011
	(In Thousands)
Commercial real estate loans
Commercial real estate — owner occupied	$149,103	$150,528
Commercial real estate — non-owner occupied	292,129	304,597
Construction and land development	46,080	38,124
Multi-family	39,447	43,905
1-4 family	37,081	43,513
Total commercial real estate loans	563,840	580,667
Commercial and industrial loans	235,394	237,099
Direct financing leases, net	15,808	17,128
Consumer and other
Home equity loans and second mortgage loans	4,971	4,970
Consumer and other	12,477	11,682
	17,448	16,652
Total gross loans and lease receivables	832,490	851,546
Less:
Allowance for loan and lease losses	14,451	14,155
Deferred loan fees	742	704
Loans and lease receivables, net	$817,297	$836,687

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended March 31, 2012 and 2011 was $25.8 million and $1.5 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $25.8 million and $1.5 million for the three ended March 31, 2012 and 2011 has been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the three months ended March 31, 2012 and 2011.
The total amount of outstanding loans transferred to third parties as loan participations at March 31, 2012 and December 31, 2011 was $43.8 million and $49.2 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of partial ownership, relationship management and all servicing responsibilities. As of March 31, 2012 and December 31, 2011, the total amount of loan participations remaining on the Corporation’s balance sheet was $67.4 million and $74.6 million, respectively. As of March 31, 2012 and December 31, 2011, $3.4 million and $3.4 million of the loans in this participation sold portfolio were considered impaired, respectively. The Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans and is measured by the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2012 and December 31, 2011:

	Category
As of March 31, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,407	$16,751	$12,524	$2,421	$149,103
Commercial real estate — non-owner occupied	218,924	43,007	29,157	1,041	292,129
Construction and land development	29,333	5,252	5,438	6,057	46,080
Multi-family	31,657	6,904	801	85	39,447
1-4 family	20,353	5,565	8,307	2,856	37,081
Commercial and industrial	202,824	20,290	6,648	5,632	235,394
Direct financing leases, net	10,746	4,449	613	—	15,808
Consumer and other:
Home equity and second mortgages	3,555	180	259	977	4,971
Other	11,306	—	—	1,171	12,477
Total portfolio	$646,105	$102,398	$63,747	$20,240	$832,490
Rating as a % of total portfolio	77.61%	12.30%	7.66%	2.43%	100.00%

	Category
As of December 31, 2011	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,065	$16,488	$14,004	$2,972	$150,529
Commercial real estate — non-owner occupied	236,868	34,823	30,657	2,249	304,597
Construction and land development	20,660	5,367	4,867	7,229	38,123
Multi-family	34,162	6,930	804	2,009	43,905
1-4 family	23,266	11,637	4,993	3,617	43,513
Commercial and industrial	198,018	25,070	12,453	1,558	237,099
Direct financing leases, net	11,398	5,026	686	18	17,128
Consumer and other:
Home equity and second mortgages	3,524	188	256	1,002	4,970
Other	10,459	—	—	1,223	11,682
Total portfolio	$655,420	$105,529	$68,720	$21,877	$851,546
Rating as a % of total portfolio	76.97%	12.39%	8.07%	2.57%	100.00%

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
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral of the debt, financial stability of the borrower, integrity or strength of the borrower’s management team or the business industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination or renewal of the loan or lease. The Corporation monitors Category I loans and leases through payment performance along with personal relationships with our borrowers and monitoring of financial results and compliance per the terms of the agreement.
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
Category III — Loans and leases in this category may be classified by the Banks’ Regulators or identified by the Corporation’s business development officers and senior management as warranting special attention. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract and therefore Category III loans are considered performing and no specific reserves are established for this category. This portfolio of loans is monitored on a monthly basis by management, loan committees of the Banks, as well as the Banks’ Boards of Directors.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored on a monthly basis by management, loan committees of the Banks, as well as the Banks’ Boards of Directors.
The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2012 and December 31, 2011 were as follows:

As of March 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars In Thousands)
Accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$—	$—	$146,723	$146,723
Non-owner occupied	—	—	—	—	291,088	291,088
Construction and land development	—	—	—	—	40,023	40,023
Multi-family	—	—	—	—	39,362	39,362
1-4 family	—	—	—	—	34,225	34,225
Commercial & Industrial	222	—	—	222	229,540	229,762
Direct financing leases, net	72	—	—	72	15,736	15,808
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,994	3,994
Other	—	—	—	—	11,306	11,306
Total	294	—	—	294	811,997	812,291
Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$1,488	$1,488	$892	$2,380
Non-owner occupied	—	—	592	592	449	1,041
Construction and land development	—	—	5,161	5,161	896	6,057
Multi-family	—	—	—	—	85	85
1-4 family	244	—	155	399	2,457	2,856
Commercial & Industrial	112	—	299	411	5,221	5,632
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	268	268	709	977
Other	8	—	1,160	1,168	3	1,171
Total	364	—	9,123	9,487	10,712	20,199
Total loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$1,488	$1,488	$147,615	$149,103
Non-owner occupied	—	—	592	592	291,537	292,129
Construction and land development	—	—	5,161	5,161	40,919	46,080
Multi-family	—	—	—	—	39,447	39,447
1-4 family	244	—	155	399	36,682	37,081
Commercial & Industrial	334	—	299	633	234,761	235,394
Direct financing leases, net	72	—	—	72	15,736	15,808
Consumer and other:						0
Home equity and second mortgages	—	—	268	268	4,703	4,971
Other	8	—	1,160	1,168	11,309	12,477
Total	$658	$—	$9,123	$9,781	$822,709	$832,490
Percent of portfolio	0.08%	—%	1.10%	1.17%	98.83%	100.00%

As of December 31, 2011	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars In Thousands)
Accruing loans and leases
Commercial Real Estate:
Owner occupied	$106	$—	$—	$106	$147,450	$147,556
Non-owner occupied	—	131	—	131	302,217	302,348
Construction and land development	3,942	—	—	3,942	26,953	30,895
Multi-family	—	—	—	—	41,896	41,896
1-4 family	—	—	—	—	40,007	40,007
Commercial & Industrial	25	—	—	25	235,516	235,541
Direct financing leases, net	—	—	—	—	17,110	17,110
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,968	3,968
Other	—	—	—	—	10,459	10,459
Total	4,073	131	—	4,204	825,576	829,780
Non-accruing loans and leases
Commercial Real Estate:
Owner occupied	$—	$—	$2,011	$2,011	$961	$2,972
Non-owner occupied	—	155	1,625	1,780	469	2,249
Construction and land development	114	515	704	1,333	5,896	7,229
Multi-family	—	—	2,009	2,009	—	2,009
1-4 family	404	224	495	1,123	2,383	3,506
Commercial & Industrial	21	—	298	319	1,239	1,558
Direct financing leases, net	—	—	—	—	18	18
Consumer and other:
Home equity and second mortgages	—	40	315	355	647	1,002
Other	—	—	1,222	1,222	1	1,223
Total	539	934	8,679	10,152	11,614	21,766
Total loans and leases
Commercial Real Estate:
Owner occupied	$106	$—	$2,011	$2,117	$148,411	$150,528
Non-owner occupied	—	286	1,625	1,911	302,686	304,597
Construction and land development	4,056	515	704	5,275	32,849	38,124
Multi-family	—	—	2,009	2,009	41,896	43,905
1-4 family	404	224	495	1,123	42,390	43,513
Commercial & Industrial	46	—	298	344	236,755	237,099
Direct financing leases, net	—	—	—	—	17,128	17,128
Consumer and other:
Home equity and second mortgages	—	40	315	355	4,615	4,970
Other	—	—	1,222	1,222	10,460	11,682
Total	$4,612	$1,065	$8,679	$14,356	$837,190	$851,546
Percent of portfolio	0.54%	0.12%	1.02%	1.68%	98.32%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$2,380	$2,972
Commercial real estate — non-owner occupied	1,041	2,249
Construction and land development	6,057	7,229
Multi-family	85	2,009
1-4 family	2,856	3,506
Total non-accrual commercial real estate	12,419	17,965
Commercial and industrial	5,632	1,558
Direct financing leases, net	—	18
Consumer and other:
Home equity and second mortgage	977	1,002
Other	1,171	1,223
Total non-accrual consumer and other loans	2,148	2,225
Total non-accrual loans and leases	20,199	21,766
Foreclosed properties, net	2,590	2,236
Total non-performing assets	$22,789	$24,002
Performing troubled debt restructurings	$41	$111

	March 31, 2012	December 31, 2011
Total non-accrual loans and leases to gross loans and leases	2.43%	2.56%
Total non-performing assets to total assets	1.96	2.04
Allowance for loan and lease losses to gross loans and leases	1.74	1.66
Allowance for loan and lease losses to non-accrual loans and leases	71.54	65.03

As of March 31, 2012 and December 31, 2011, $12.4 million and $13.3 million of the impaired loans were considered troubled debt restructurings, respectively. As of March 31, 2012, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of March 31, 2012			As of December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars In Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	5	$380	$342	5	$380	$352
Commercial real estate — non-owner occupied	6	972	874	6	971	902
Construction and land development	3	8,044	5,207	4	8,457	5,692
Multi-family	1	184	85	—	—	—
1-4 family	14	2,951	2,782	15	3,152	3,031
Commercial and industrial	7	2,250	1,192	9	2,394	1,393
Direct financing leases, net	0	—	—	1	32	18
Consumer and other:
Home equity and second mortgage	8	865	796	8	865	813
Other	1	2,076	1,161	1	2,076	1,222
Total	45	$17,722	$12,439	49	$18,327	$13,423

As of both March 31, 2012 and December 31, 2011, there were no troubled debt restructurings that subsequently defaulted on their modified obligation. For the three months ended March 31, 2012 and the year ended December 31, 2011, the primary reasons for troubled debt restructuring classification are due to the Banks’ decisions to provide below market interest rates to assist the borrowers in managing their cash flow as well as extensions of credit either through additional dollars or an extension of time when additional collateral or other evidence of repayment was not available.
The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Three Months Ended March 31, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,421	$2,953	$—	$2,653	$69	$—	$69
Non-owner occupied	886	2,719	—	1,738	75	154	(79)
Construction and land development	5,509	9,086	—	6,471	68	5	63
Multi-family	85	421	—	1,081	34	60	(26)
1-4 family	1,954	1,956	—	2,279	42	—	42
Commercial and industrial	964	1,145	—	1,053	28	14	14
Direct financing leases, net	—	—	—	15	1	1	—
Consumer and other:
Home equity loans and second mortgages	782	814	—	796	14	1	13
Other	1,161	1,649	—	1,190	29	1	28
Total	13,762	20,743	—	17,276	360	236	124
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$101	$—	$—	$—
Non-owner occupied	155	155	29	155	1	—	1
Construction and land development	548	548	118	552	7	—	7
Multi-family	—	—	—	—	—	—	—
1-4 family	902	902	301	973	12	—	12
Commercial and industrial	4,668	4,668	869	438	37	—	37
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	195	196	112	197	4	—	4
Other	10	9	9	9	—	—	—
Total	6,478	6,478	1,438	2,425	61	—	61
Total:
Commercial real estate:
Owner occupied	$2,421	$2,953	$—	$2,754	$69	$—	$69
Non-owner occupied	1,041	2,874	29	1,893	76	154	(78)
Construction and land development	6,057	9,634	118	7,023	75	5	70
Multi-family	85	421	—	1,081	34	60	(26)
1-4 family	2,856	2,858	301	3,252	54	—	54
Commercial and industrial	5,632	5,813	869	1,491	65	14	51
Direct financing leases, net	—	—	—	15	1	1	—
Consumer and other:
Home equity loans and second mortgages	977	1,010	112	993	18	1	17
Other	1,171	1,658	9	1,199	29	1	28
Grand total	$20,240	$27,221	$1,438	$19,701	$421	$236	$185

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2011
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,455	$3,669	$—	$5,177	$450	$200	$250
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	6,383	9,927	—	7,974	350	48	302
Multi-family	2,009	2,246	—	3,075	362	—	362
1-4 family	2,628	3,016	—	3,160	277	108	169
Commercial and industrial	1,139	1,320	—	3,820	384	424	(40)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	803	827	—	884	62	1	61
Other	1,222	1,682	—	1,691	138	6	132
Total	18,888	26,768	—	31,042	2,447	787	1,660
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$517	$517	$13	$358	$81	$—	$81
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	846	846	130	483	48	—	48
Multi-family	—	—	34	287	—	—	—
1-4 family	989	989	337	1,017	61	—	61
Commercial and industrial	419	419	276	384	24	—	24
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity loans and second mortgages	199	199	79	208	20	—	20
Other	1	1	1	1	—	—	—
Total	2,989	2,989	888	2,751	235	—	235
Total:
Commercial real estate:
Owner occupied	$2,972	$4,186	$13	$5,535	$531	$200	$331
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	7,229	10,773	130	8,457	398	48	350
Multi-family	2,009	2,246	34	3,362	362	—	362
1-4 family	3,617	4,005	337	4,177	338	108	230
Commercial and industrial	1,558	1,739	276	4,204	408	424	(16)
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity loans and second mortgages	1,002	1,026	79	1,092	82	1	81
Other	1,223	1,683	1	1,692	138	6	132
Grand total	$21,877	$29,757	$888	$33,793	$2,682	$787	$1,895

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans and leases recorded investment and the unpaid principal balance of $7.0 million and $7.9 million as of March 31, 2012 and December 31, 2011 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $41,000 and $111,000 of loans that are performing troubled debt restructurings, and thus, while not on non-accrual, are reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income. Net foregone interest for the three months ended March 31, 2011 was $632,000.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct Financing Lease, Net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(223)	(6)	(35)	—	(264)
Recoveries	5	41	10	—	56
Provision	16	462	61	(35)	504
Ending Balance	$9,352	$4,474	$420	$205	$14,451
Ending balance: individually evaluated for impairment	$463	$870	$105	$—	$1,438
Ending balance: collectively evaluated for impairment	$8,889	$3,604	$315	$205	$13,013
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$563,840	$235,394	$17,448	$15,808	$832,490
Ending balance: individually evaluated for impairment	$12,460	$5,632	$2,148	$—	$20,240
Ending balance: collectively evaluated for impairment	$551,380	$229,762	$15,300	$15,808	$812,250
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.66%	1.90%	2.41%	1.30%	1.74%

	As of and for the Three Months Ended March 31, 2011
	Commercial real estate	Commercial and industrial	Consumer and other	Direct Financing Lease, Net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(801)	(1)	(99)	—	(901)
Recoveries	—	9	11	8	28
Provision	1,309	77	49	(31)	1,404
Ending Balance	$11,775	$4,362	$443	$222	$16,802
Ending balance: individually evaluated for impairment	$2,767	$919	$92	$—	$3,778
Ending balance: collectively evaluated for impairment	$9,008	$3,443	$351	$222	$13,024
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$619,021	$212,780	$19,369	$17,516	$868,686
Ending balance: individually evaluated for impairment	$30,700	$5,564	$2,926	$—	$39,190
Ending balance: collectively evaluated for impairment	$588,321	$207,216	$16,443	$17,516	$829,496
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.90%	2.05%	2.29%	1.27%	1.93%

Note 6 — Deposits
Deposits consisted of the following:

	March 31, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars In Thousands)
Non-interest bearing transaction accounts	$130,020	$128,642	—%	$132,230	$112,899	—%
Interest bearing transaction accounts	29,694	27,361	0.27	23,004	25,389	0.28
Money market accounts	374,975	391,558	0.95	364,082	300,652	0.99
Certificates of deposit	83,920	83,211	1.27	85,331	80,323	1.38
Brokered certificates of deposit	415,180	430,391	2.35	446,665	486,594	2.66
Total deposits	$1,033,789	$1,061,163	1.41	$1,051,312	$1,005,857	1.70

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars In Thousands)
Federal funds purchased	$—	$—	—%	$—	$252	0.90%
FHLB advances	479	480	6.12	482	656	5.83
Line of credit	2,019	1,112	3.97	810	2,236	4.06
Subordinated notes payable	39,000	39,000	6.82	39,000	39,000	6.12
Junior subordinated notes	10,315	10,315	10.76	10,315	10,315	10.78
	$51,813	$50,907	7.57	$50,607	$52,459	6.94

Short-term borrowings	$2,498			$810
Long-term borrowings	49,315			49,797
	$51,813			$50,607
As of March 31, 2012, the Corporation was in compliance with its debt covenants under its senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. For the three months ended March 31, 2012 and 2011, the Corporation incurred unused line fee interest expense of $3,000 and $1,000, respectively.
During the first quarter of 2012, the Corporation sold and issued approximately $6.2 million aggregate principal amount of subordinated debentures ("debentures") to certain accredited investors. The debentures have been structured to qualify as Tier 2 capital, mature on January 15, 2022 and bear a fixed interest rate of 7.5% per year for their entire term. The Corporation may, at its option, redeem the debentures, in whole or part, at any time after the fifth anniversary of issuance. The Corporation used the net proceeds from the sale of the debentures to replace a portion of its existing $39.0 million of subordinated notes payable.
Note 8 — Fair Value Disclosures
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
March 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$4,548	$—	$4,548
Collateralized mortgage obligations — government agencies	—	163,932	—	163,932
Collateralized mortgage obligations — government sponsored enterprises	—	2,067	—	2,067
Interest rate swaps	—	2,942	—	2,942
Liabilities:
Interest rate swaps	$—	$2,942	$—	$2,942

	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$2,831	$—	$2,831
Collateralized mortgage obligations — government agencies	—	165,401	—	165,401
Collateralized mortgage obligations — government sponsored enterprises	—	2,154	—	2,154
Interest rate swaps	—	3,434	—	3,434
Liabilities:
Interest rate swaps	$—	$3,434	$—	$3,434

There were no transfers in or out of Level 1 or 2 during the three months ended March 31, 2012 or the year ended December 31, 2011 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Three Months Ended March 31, 2012
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	March 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$13,332	$—	$9,157	$4,175	$—
Foreclosed properties	2,590	564	1,917	109	(20)

		As of and for the Year Ended December 31, 2011
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$12,787	$—	$12,787	$—	$—
Foreclosed properties	2,236	138	1,989	109	(621)

Impaired loans that are collateral dependent were written down to their fair value less costs to sell of $13.3 million and $12.8 million at March 31, 2012 and December 31, 2011, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data. In cases where such inputs were unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 13% - 100%.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value or in situations when observable inputs become stale. The quantification of unobservable inputs are approximately 13%. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the three months ended March 31, 2012, $1.2 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the three months ended March 31, 2012, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $20,000 on foreclosed properties. The activity of the Corporation's foreclosed properties is summarized as follows:

	As of and for the Three Months Ended March 31, 2012	As of and for the Year Ended December 31, 2011
	(In thousands)
Foreclosed properties at the beginning of the period	$2,236	$1,750
Loans transferred to foreclosed properties, at lower of cost or fair value	1,186	3,119
Proceeds from sale of foreclosed properties	(657)	(2,213)
Net (loss) gain on sale of foreclosed properties	(155)	201
Impairment valuation	(20)	(621)
Foreclosed properties at the end of the period	$2,590	$2,236
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$135,351	$135,351	$135,351	$—	$—	130,093	130,093
Securities available-for-sale	170,547	170,547	—	170,547	—	170,386	170,386
Loans and lease receivables, net	817,297	822,910	—	9,157	813,753	836,687	840,552
Federal Home Loan Bank stock	1,748	1,748	—	—	1,748	2,367	2,367
Cash surrender value of life insurance	17,830	17,830	17,830	—	—	17,660	17,660
Accrued interest receivable	3,403	3,403	3,403	—	—	3,525	3,525
Interest rate swaps	2,942	2,942	—	2,942	—	3,434	3,434
Financial liabilities:
Deposits	$1,033,789	$1,055,166	$534,689	$520,477	$—	$1,051,312	$1,068,845
Federal Home Loan Bank and other borrowings	41,498	41,774	—	41,774	—	40,292	40,899
Junior subordinated notes	10,315	6,964	—	—	6,964	10,315	6,917
Interest rate swaps	2,942	2,942	—	2,942	—	2,625	2,625
Accrued interest payable	2,805	2,805	2,805	—	—	3,434	3,434
Off balance sheet items:
Standby letters of credit	71	71	—	—	71	81	81
Commitments to extend credit	—	*	*	*	*	—	*

*Not meaningful
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
Loans and Leases: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Significant unobservable inputs include but are not limited to discounts (investor yield premiums) applied to fair value calculations to further determine the exit value of a portfolio of loans.
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
Note 9 — Derivative Financial Instruments
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
At March 31, 2012, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $48.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $48.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in February 2013 through October 2021. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $2.9 million and were included in accrued interest receivable and other assets. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $2.9 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of March 31, 2012.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2012 and December 31, 2011.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2012	Other assets	$2,942	Other liabilities	$2,942
December 31, 2011	Other assets	$3,434	Other liabilities	$3,434

No derivative instruments held by the Corporation for the three months ended March 31, 2012 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio the change in fair value for the three months ended March 31, 2012 and 2011 had no net impact to the unaudited consolidated income statement.
Note 10 — Regulatory Capital
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. Management believes, as of March 31, 2012, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2011, the latest evaluation date.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2012 and December 31, 2011, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2012
Total capital
(to risk-weighted assets)
Consolidated	$122,113	13.56%	$72,025	8.00%	N/A	N/A
First Business Bank	111,648	13.83	64,575	8.00	$80,719	10.00%
First Business Bank — Milwaukee	15,113	16.37	7,386	8.00	9,232	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$73,880	8.21%	$36,012	4.00%	N/A	N/A
First Business Bank	101,524	12.58	32,288	4.00	$48,431	6.00%
First Business Bank — Milwaukee	13,953	15.11	3,693	4.00	5,539	6.00
Tier 1 capital
(to average assets)
Consolidated	$73,880	6.23%	$47,403	4.00%	N/A	N/A
First Business Bank	101,524	10.23	39,713	4.00	$49,641	5.00%
First Business Bank — Milwaukee	13,953	7.28	7,667	4.00	9,584	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2011
Total capital
(to risk-weighted assets)
Consolidated	$118,895	13.11%	$72,559	8.00%	N/A	N/A
First Business Bank	108,860	13.39	65,058	8.00	$81,322	10.00%
First Business Bank — Milwaukee	15,074	16.11	7,484	8.00	9,355	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$71,723	7.91	$36,279	4.00%	N/A	N/A
First Business Bank	98,666	12.13	32,529	4.00	$48,793	6.00%
First Business Bank — Milwaukee	13,898	14.86	3,742	4.00	5,613	6.00
Tier 1 capital
(to average assets)
Consolidated	$71,723	6.22	$46,152	4.00%	N/A	N/A
First Business Bank	98,666	9.98	39,556	4.00	$49,445	5.00%
First Business Bank — Milwaukee	13,898	7.95	6,993	4.00	8,741	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of First Business Bank (“FBB”) or First Business Bank — Milwaukee (“FBB — Milwaukee”), changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB — Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what First Business Financial Services, Inc. (“FBFS”) has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statement, which speaks only as of the date on which it was made. The factors described within this Form 10-Q could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
The following discussion and analysis is intended as a review of significant events and factors affecting the financial condition and results of operations of FBFS for the periods indicated. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes thereto presented in this Form 10-Q.

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
Overview
FBFS is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of the operations of FBFS are conducted through the Banks and certain subsidiaries of FBB. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize a branch network to attract retail clients. In 2012, our strategic initiatives will focus on improving our asset quality as well as increasing full banking relationships with commercial and industrial clients in order to increase our in-market deposits, enhance our loan and lease portfolio and grow our non-interest income. We intend to add business development officers as appropriate to continue revenue growth and ongoing core earnings improvement. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors' businesses in our core Wisconsin area.
Operational Highlights

•	Total assets were $1.162 billion as of March 31, 2012 compared to $1.177 billion as of December 31, 2011.

•	Net income for the three months ended March 31, 2012 was $2.2 million compared to net income of $1.3 million for the three months ended March 31, 2011.

•	Diluted earnings per common share for the three months ended March 31, 2012 were $0.84 compared to diluted earnings per common share of $0.52 for the three months ended March 31, 2011.

•	Net interest margin remained relatively flat at 3.15% for the three months ended March 31, 2012 compared to 3.14% for the three months ended March 31, 2011.

•
Top line revenue, the sum of net interest income and non-interest income, increased 6.1% to $10.8 million for the three months ended March 31, 2012 compared to $10.2 million for the three months ended March 31, 2011.

•
Provision for loan and lease losses was $504,000 for the three months ended March 31, 2012 compared to $1.4 million for same time period in the prior year. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.74% at March 31, 2012 and 1.66% at December 31, 2011.

•	Non-performing assets as a percentage of total assets were 1.96% at March 31, 2012 compared to 2.04% at December 31, 2011.

•	Non-accrual loans declined by $1.6 million or 7.2%, to $20.2 million at March 31, 2012 from $21.8 million at December 31, 2011.

•
Annualized return on average equity and annualized return on average assets were 13.43% and 0.74%, respectively, for the three month period ended March 31, 2012, compared to 9.62% and 0.48%, respectively, for the same time period in 2011.

Results of Operations
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 6.1% for the three months ended March 31, 2012, as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2012	2011	Change
	(Dollars In Thousands)
Net interest income	$8,926	$8,484	5.2%
Non-interest income	1,850	1,672	10.6
Total top line revenue	$10,776	$10,156	6.1
Core Earnings
Core earnings is comprised of our pre-tax income adding back our provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our core earnings metric has improved by 19.5% when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011.

	For the Three Months Ended March 31,
	2012	2011	Change
	(Dollars in Thousands)
Income before income tax expense	$3,440	$1,992	72.7%
Add back:
Provision for loan and lease losses	504	1,404	(64.1)
Loss (gain) on foreclosed properties	175	51	243.1
Core earnings	$4,119	$3,447	19.5
Return on Average Assets and Return on Average Equity. Annualized return on average assets (ROAA) for the three months ended March 31, 2012 was 0.74% compared to 0.48% for the three months ended March 31, 2011. The increase in return on average assets was primarily due to the improvement in net income. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are employed. During challenging economic times in the banking industry, ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Annualized return on average equity for the three months ended March 31, 2012 was 13.43% compared to 9.62% for the three months ended March 31, 2011. The increase in return on average equity was due to the improvement in net income, specifically an increase in net interest income and a reduction of our loan and lease loss provision expense. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare and respond to such changes.

The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three months ended March 31, 2012 compared to the same period of 2011.

	Increase (Decrease) for the Three Months Ended March 31,
	2012 Compared to 2011
	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$337	$(572)	$(23)	$(258)
Commercial and industrial loans	(180)	302	(13)	109
Direct financing leases	(6)	(31)	1	(36)
Consumer and other loans	8	(16)	(1)	(9)
Total loans and leases receivable	159	(317)	(36)	(194)
Mortgage-related securities	(367)	92	(29)	(304)
Other investment securities	—	17	—	17
FHLB Stock	—	—	—	—
Short-term investments	3	38	3	44
Total net change in income on interest-earning assets	(205)	(170)	(62)	(437)
Interest-Bearing Liabilities
Transaction accounts	(1)	(2)	—	(3)
Money market	(22)	238	(7)	209
Certificates of deposit	(57)	4	(1)	(54)
Brokered certificates of deposit	(678)	(469)	89	(1,058)
Total deposits	(758)	(229)	81	(906)
FHLB advances	1	(9)	(1)	(9)
Other borrowings	173	(110)	(30)	33
Junior subordinated debentures	—	—	3	3
Total net change in expense on interest-bearing liabilities	(584)	(348)	53	(879)
Net change in net interest income	$379	$178	$(115)	$442

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended 2012 and 2011. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2012			2011
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$572,907	$8,034	5.61%	$615,327	$8,292	5.39%
Commercial and industrial loans(1)	233,126	4,275	7.34	217,375	4,166	7.67
Direct financing leases(1)	16,395	244	5.95	18,439	280	6.07
Consumer and other loans	17,399	173	3.98	19,062	182	3.82
Total loans and leases receivable(1)	839,827	12,726	6.06	870,203	12,920	5.94
Mortgage-related securities(2)	165,446	813	1.96	152,823	1,117	2.92
Other investment securities	3,148	17	2.24	—	—	—
Federal Home Loan Bank stock	2,054	1	1.20	2,367	1	0.10
Short-term investments	121,289	76	0.25	55,189	32	0.23
Total interest-earning assets	1,131,764	13,633	4.82	1,080,582	14,070	5.21
Non-interest-earning assets	57,254			50,370
Total assets	$1,189,018			$1,130,952
Interest-Bearing Liabilities
Transaction accounts	$27,361	18	0.27	$30,584	21	0.27
Money market	391,558	931	0.95	294,434	722	0.98
Certificates of deposits	83,211	264	1.27	82,177	318	1.55
Brokered certificates of deposit	430,391	2,531	2.35	495,028	3,589	2.90
Total interest-bearing deposits	932,521	3,744	1.61	902,223	4,650	2.06
FHLB advances	479	7	6.12	1,159	16	5.44
Other borrowings	40,112	679	6.77	48,380	646	5.34
Junior subordinated notes	10,315	277	10.76	10,315	274	10.63
Total interest-bearing liabilities	983,427	4,707	1.91	962,077	5,586	2.32
Non-interest-bearing demand deposit accounts	128,642			102,302
Other non-interest-bearing liabilities	11,116			10,504
Total liabilities	1,123,185			1,074,883
Stockholders’ equity	65,833			56,069
Total liabilities and stockholders’ equity	$1,189,018			$1,130,952
Net interest income		$8,926			$8,484
Interest rate spread			2.91%			2.89%
Net interest-earning assets	$148,337			$118,505
Net interest margin			3.15%			3.14%
Average interest-earning assets to average interest-bearing liabilities	115.08%			112.32%
Return on average assets	0.74			0.48
Return on average equity	13.43			9.62
Average equity to average assets	5.54			4.96
Non-interest expense to average assets	2.30			2.39

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Net interest income increased by $442,000, or 5.2%, during the three months ended March 31, 2012 compared to the same period in 2011. The increase in net interest income is primarily attributable to favorable rate variances from lower cost of deposits. The Federal Reserve held interest rates constant across the three-month periods ended March 31, 2012 and March 31, 2011. Therefore the majority of the increase in net interest income associated with rate variances was caused by replacing higher yielding maturing brokered certificates of deposits at lower current market rates.
The yield on average earning assets for the three months ended March 31, 2012 was 4.82% compared to 5.21% for the three months ended March 31, 2011. The yield on average earning assets for the three months ended March 31, 2012 was negatively affected by the overall change in the investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are reinvested in additional collateralized mortgage obligations or tax-exempt municipal obligations. Given the continued low rate environment, the overall coupon on new security purchases has typically been lower than the rates on securities that experience prepayments. This has caused the investment yield to decline by approximately 96 basis points. The total loans and leases receivable yield was 6.06% for the three months ended March 31, 2012 compared to 5.94% for the three months ended March 31, 2011. As we have continued our focus on originating commercial and industrial loans, we have experienced a decline in the average balance of commercial real estate loans as a percentage of total loans. The overall yield on the loan and lease portfolio will be influenced by a change in mix of loan types.
The overall weighted average rate paid on interest-bearing liabilities was 1.91% for the three months ended March 31, 2012, a decrease of 41 basis points from 2.32% for the three months ended March 31, 2011. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower rate paid on our money market accounts. The continued low rate environment coupled with our maturity structure of our brokered certificate of deposit portfolio has provided us the opportunity to be able to manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.
Net interest margin remained relatively flat at 3.15% for the three months ended March 31, 2012 compared to 3.14% for the three months ended March 31, 2011. Reducing our overall cost of funds and shifting of the mix of the loan and lease portfolio has positively influenced our net interest margin; however, the significant increase in our short-term investment portfolio and an increased investment portfolio at lower rates due to the current, ongoing low rate environment have primarily offset any benefit of net interest margin improvement resulting in a flat net interest margin. The overall level of our margin is depressed given the sizable amount of excess liquidity on our balance sheet. As we employ initiatives to reduce our overall short-term cash position, all else being equal, we expect that our margin will improve as we invest the excess in higher yielding alternatives, such as approved investment securities and loan and lease growth.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $504,000 and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the three months ended March 31, 2012 and 2011, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$679	$406
Increase in allowance for loan and lease loss reserve due to subjective factor changes	—	53
Charge-offs in excess of specific reserves	134	815
Recoveries	(56)	(28)
Change in inherent risk of the loan and lease portfolio	(253)	158
Total provision for loan and lease losses	$504	$1,404

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
Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees increased $178,000, or 10.6%, to $1.9 million for the three months ended March 31, 2012 from $1.7 million for the three months ended March 31, 2011. The increase was primarily due to an increase in trust and investment services fee income and loan fees partially offset by a decline in other non-interest income.
Trust and investment services fee income increased by $46,000, or 7.2%, to $687,000 for the three months ended March 31, 2012 from $641,000 for the three months ended March 31, 2011. Trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.
At March 31, 2012, we had $558.6 million of trust assets under management compared to $532.6 million at December 31, 2011 and $425.8 million at March 31, 2011. Assets under administration were $140.8 million at March 31, 2012 compared to $129.7 million at December 31, 2011 and $131.7 million at March 31, 2011. The growth in assets under management is primarily due to establishing new relationships. A significant amount of growth occurred during the fourth quarter of 2011, when a large client utilized our expertise in handling a substantial transaction as part of its business succession plan. In accordance with our operating philosophy, we focus on obtaining and managing larger than average client relationships. Our assets under management and administration can be influenced by the addition or loss of a client relationship.
Services charges on deposits increased by $106,000, or 28.4%, to $479,000 for the three months ended March 31, 2012 from $373,000 for the three months ended March 31, 2011. The increase of service charges on deposits was primarily related to an increase in deposit relationships associated with commercial and industrial clients who tend to have higher transaction volumes resulting in the generation of service charge income.
Loan fees increased by $67,000, or 20.2%, to $398,000 for the three months ended March 31, 2012 from $331,000 for the three months ended March 31, 2011. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset-based loans. The increase in loan fees was primarily related to additional collateral audits performed and additional other asset-based loan fees collected.
Non-interest expense. Non-interest expense increased marginally by $72,000, or 1.1%, to $6.8 million for the three months ended March 31, 2012 from $6.8 million for the comparable period of 2011. The increase in non-interest expense was primarily caused by an increase in compensation expense primarily offset by a decline in FDIC insurance expense and collateral liquidation costs.
Compensation expense increased by $268,000, or 7.2%, to $4.0 million for the three months ended March 31, 2012 from $3.7 million for the three months ended March 31, 2011. The increase was due, in part, to the following four factors: (1) increased salary expense due to annual merit increases, (2) new positions filled in support of strategic initiatives, (3) elevated expenses associated with the employer portion of social security taxes due to the payment of non-equity incentive awards during the first quarter of 2012 and (4) increased expenses associated with the employer match for amounts contributed to employee 401(k) plans. We made similar payments during the first quarter of 2011 for these types of expenses, but; not to the same magnitude and therefore generating an increase in compensation expense.
FDIC insurance expense decreased by $172,000, or 22.7%, to $587,000 for the three months ended March 31, 2012 from $759,000 for the three months ended March 31, 2011. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to implement revisions required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), including, among other changes, modifying the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculation and changing the assessment rate adjustments. This amendment resulted in a reduced FDIC insurance cost for our Banks.
Collateral liquidation costs decreased by $134,000, or 55.4%, to $108,000 for the three months ended March 31, 2012 from $242,000 for the three months ended March 31, 2011. Collateral liquidation costs are expenses incurred by us to facilitate resolution of certain problem commercial loans. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item. We have been successful in reducing our levels of non-performing loans and therefore incurring a lower level of collateral liquidation costs.
Income Taxes. Income tax expense was $1.2 million for the three months ended March 31, 2012, with an effective tax rate of 35.8% compared to income tax expense of $643,000 for the three months ended March 31, 2011, with an effective tax rate of 32.3%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Three Months Ended March 31,
	2012	2011
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.7	4.1
FIN 48 expense, net of federal benefit	1.0	—
Bank owned life insurance	(1.7)	(2.9)
Tax-exempt security and loan income, net of TEFRA adjustments	(2.7)	(3.4)
Discrete items	—	(0.3)
Other	0.5	0.8
	35.8%	32.3%
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before taxes and adjusting for discrete items. Typically, the rate is based on the most recent annualized forecast of pretax income, book versus tax differences and tax credits, if any. If we conclude that a reliable estimated annual effective tax rate cannot be determined, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Financial Condition
General. Our total assets remained relatively stable at $1.162 billion as of March 31, 2012 compared to $1.177 billion at December 31, 2011.
Short-term investments. Short-term investments increased by $7.6 million to $121.0 million at March 31, 2012 from $113.4 million at December 31, 2011. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and therefore we incorporate short-term investments in our on-balance sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale remained relatively flat at $170.5 million at March 31, 2012 compared to $170.4 million at December 31, 2011. During this time period, we reinvested cash flows received from our securities with purchases of additional securities. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as substantially all of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a U.S. Government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments including tax-exempt municipal securities. The addition of tax-exempt municipal securities provides for further opportunity to improve our overall yield on our investment portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities primarily in Wisconsin.
As we continue to evaluate the level of on-balance sheet liquidity, we may in the future purchase other types of investments as permitted by our investment policy. Such investments will be subject to credit worthiness and yields appropriate for the risk assumed.
During the three months ended March 31, 2012, we recognized unrealized holding gains of $102,000 through other comprehensive income. The majority of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve thereby increasing our total comprehensive income. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline and therefore decrease our total comprehensive income. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2012.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, decreased by $19.4 million, or 2.3%, to $817.3 million at March 31, 2012 from $836.7 million at December 31, 2011. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at March 31, 2012 remained generally consistent with the mix at December 31, 2011, with a continued concentration in commercial real estate mortgage loans at approximately 68% of our total loan and lease portfolio. We are seeing demand for new loans; however, our new loan and lease growth is not sufficient to keep pace with the level of the contractual amortization of our existing loan and lease portfolio. The economic environment continues to present challenges; specifically, the demand for loans from qualified prospects continues to be weak. We have also experienced greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity. We remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Therefore, we expect our new loan and lease activity to be lower than we have experienced in our past and may continue to be insufficient to replace normal amortization and potential disposition of non-performing loans in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.74% as of March 31, 2012 and 1.66% as of December 31, 2011. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 2.43% at March 31, 2012 compared to 2.56% at December 31, 2011. We continue to aggressively work through our problem loans and leases and are experiencing success in certain exit strategies; yet, we continue to identify new loans or leases where we believe the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. The exit strategies undertaken, including but not limited to foreclosure actions, charge-offs, and pay-offs, have outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases. During the three months ended March 31, 2012, we recorded net charge-offs on impaired loans and leases of approximately $208,000, comprised of $264,000 of charge-offs and $56,000 of recoveries. During the three months ended March 31, 2011, we recorded net charge-offs on impaired loans and leases of approximately $873,000, comprised of $901,000 of charge-offs and $28,000 of recoveries. The charge-offs recorded are primarily due to declining real estate values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have other means to repay the obligation. Based upon our internal methodology which actively monitors the asset quality and inherent risks within the loan and loss portfolio, management concludes that a loan and lease loss reserve of $14.5 million, 1.74% of total loans and leases, is appropriate as of March 31, 2012. Refer to the Asset Quality section for more information.
Deposits. As of March 31, 2012, deposits decreased by $17.5 million to $1.034 billion from $1.051 billion at December 31, 2011. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits continues to be a focus of the Banks’ business development efforts. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we have seen a shift in our balances out of NOW accounts and into non-interest bearing transaction accounts. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash coupled with servicing and maintaining client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility to our deposit balances. Refer to Note 6 - Deposits in our Unaudited Consolidated financial Statements for additional information regarding our deposit composition.
Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $630.8 million, or 59.4%, were considered in-market deposits for the three months ended March 31, 2012. This compares to in-market deposits of $509.5 million, or 50.7%, for the year-to-date average at March 31, 2011. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits; however, as changes in regulation occur, specifically as outlined in the Dodd-Frank Act, and other amendments by the FDIC, we cannot be assured that our clients will maintain their balances solely with our institution. Our competition and the banking industry as a whole face this challenge, and we believe new opportunities to develop relationships and attract new money will be available.

Asset Quality
Non-performing Assets. Our non-accrual loans and leases consisted of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$2,380	$2,972
Commercial real estate — non-owner occupied	1,041	2,249
Construction and land development	6,057	7,229
Multi-family	85	2,009
1-4 family	2,856	3,506
Total non-accrual commercial real estate	12,419	17,965
Commercial and industrial	5,632	1,558
Direct financing leases, net	—	18
Consumer and other:
Home equity and second mortgage	977	1,002
Other	1,171	1,223
Total non-accrual consumer and other loans	2,148	2,225
Total non-accrual loans and leases	20,199	21,766
Foreclosed properties, net	2,590	2,236
Total non-performing assets	$22,789	$24,002
Performing troubled debt restructurings	$41	$111
Total non-accrual loans and leases to gross loans and leases	2.43%	2.56%
Total non-performing assets to total assets	1.96	2.04
Allowance for loan and lease losses to gross loans and leases	1.74	1.66
Allowance for loan and lease losses to non-accrual loans and leases	71.54	65.03
As of March 31, 2012 and December 31, 2011, $12.4 million and $13.3 million of the non-accrual loans are considered troubled debt restructurings.

A summary of our non-accrual loan activity from December 31, 2011 through March 31, 2012 is as follows (In Thousands):

Non-accrual loans and leases as of the beginning of the period	$21,766
Loans and leases transferred to non-accrual status	4,080
Non-accrual loans and leases returned to accrual status	(342)
Non-accrual loans and leases transferred to foreclosed properties	(1,186)
Non-accrual loans and leases partially or fully charged-off	(259)
Cash received and applied to principal of non-accrual loans and leases	(3,861)
Non-accrual loans and leases as of the end of the period	$20,198

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of March 31, 2012, non-performing assets as a percentage of total assets declined to 1.96% from 2.04% at December 31, 2011. We monitor early stage delinquencies to provide insight of potential future problems. Based upon the payment performance, there does not appear to be any new areas of concern as of the end of the reporting period, as approximately 99% of the loan and lease portfolio is in a current payment status. This metric can change rapidly however, if factors currently unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 of our Unaudited Consolidated Financial Statements. We are seeing improved percentages in the categories that would be considered adequate credit quality. Although we continue to see signs of asset quality improvement we will continue to and will always actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. Therefore, we continue to experience new additions of non-accrual loans. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience elevated levels of impaired loans and leases. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interest of the Banks. As we continue to have these discussions, we expect we will continue to see further reductions in our overall non-accrual portfolio as our clients' financial performance returns to profitable levels, collateral is liquidated to provide sufficient reductions in outstanding principal, or alternatively as our clients establish different banking relationships with other institutions.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or a minimal amount of required specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover our entire principal. This practice leads to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As of March 31, 2012 and December 31, 2011, our allowance for loan and lease losses to total non-accrual loans and leases was 71.54% and 65.03%, respectively. As we begin to see improvements in asset quality and allowance for loan and lease loss reserves are measured more through general characteristics of our portfolio rather than through specific identification, we will see this ratio rise. Conversely, if we identify further impaired loans this ratio could fall should the impaired loan be adequately collateralized and therefore no specific or general reserve provided. Given our business practices and evaluation of our existing loan and lease portfolio, management believes this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2012.

The following represents additional information regarding our impaired loans and leases:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	As of and for the Year Ended December 31,
	2012	2011	2011
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$13,762	$19,752	$18,888
Impaired loans and leases with impairment reserves required	6,478	19,438	2,989
Total impaired loans and leases	20,240	39,190	21,877
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,438	3,778	888
Net impaired loans and leases	$18,802	$35,412	$20,989
Average impaired loans and leases	$19,701	$38,014	$33,793
Foregone interest income attributable to impaired loans and leases	$421	$756	$2,682
Interest income recognized on impaired loans and leases	(236)	(124)	(787)
Net foregone interest income on impaired loans and leases	$185	$632	$1,895

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. We record the charge-off through our allowance for loan and lease losses. For the three months ended March 31, 2012, we recorded net charge-offs of $208,000 compared to recording net charge-offs for the three months ended March 31, 2011 of $873,000. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate level at March 31, 2012. However, given ongoing complexities with current workout situations, the lack of significant improvement in economic conditions and continued declines in collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies may require that certain loan and lease balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended March 31,
	2012	2011
	(Dollars In Thousands)
Allowance at beginning of period	$14,155	$16,271
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	(186)
Construction and land development	(34)	(458)
Multi-family	(100)	(3)
1-4 family	(89)	(154)
Commercial and industrial	(6)	(1)
Consumer and other
Home equity and second mortgage	(8)	(90)
Other	(27)	(9)
Total charge-offs	(264)	(901)
Recoveries:
Commercial real estate
1-4 family	5	—
Commercial and industrial	41	9
Direct financing leases	—	8
Consumer and other
Home equity and second mortgage	2	11
Other	8	—
Total recoveries	56	28
Net charge-offs	(208)	(873)
Provision for loan and lease losses	504	1,404
Allowance at end of period	$14,451	$16,802
Annualized net charge-offs as a % of average gross loans and leases	0.10%	0.40%

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows (In Thousands):

Foreclosed properties as of December 31, 2011	$2,236
Loans transferred to foreclosed properties	1,186
Proceeds from sale of foreclosed properties	(657)
Net loss on sale of foreclosed properties	(155)
Impairment valuation	(20)
Foreclosed properties as of March 31, 2012	$2,590

Liquidity and Capital Resources
During the three months ended March 31, 2012 and the year ended December 31, 2011, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, or dividends received from the Banks, if any. The Corporation’s principal liquidity requirements at March 31, 2012 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2011. The Corporation's and the Banks' Board of Directors and management work in concert with the appropriate regulatory bodies on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of March 31, 2012, our immediate on-balance sheet liquidity was $271.9 million. At March 31, 2012 and December 31, 2011, the Banks had $120.4 million and $113.2 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to pay down maturing debt, pay down maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin. Should loan growth opportunities be presented, we would also expect to utilize excess liquidity to fund loan portfolio growth.
We had $415.2 million of outstanding brokered deposits at March 31, 2012, compared to $446.7 million of brokered deposits as of December 31, 2011, which represented 40.2% and 42.5%, respectively, of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with a goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits throughout 2012 and 2011.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the three-month period ending 2012. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with the Board of Directors approved liquidity policy, so that at least one year of maturities could be funded through on balance sheet liquidity. These potential funding sources include deposits with the Federal Reserve Bank and borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. As of March 31, 2012, the available liquidity is in excess of the stated policy and is equal to approximately 30 months of maturities. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.

The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
Contractual Obligations and Off-balance Sheet Arrangements
There were no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K for the year ended December 31, 2011. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2012 has not changed materially since December 31, 2011.

Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2012 .
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes to risk factors as previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2012 - January 31, 2012	281	$16.07	—	$177,150
February 1, 2012 - February 29, 2012	—	$—	—	177,150
March 1, 2012 - March 31, 2012	—	$—	—	177,150

(1)
The shares in this column represent the 281 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended March 31, 2012.

(2)
On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation may repurchase up to $1,000,000 of the Corporation’s outstanding stock. As of March 31, 2012, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*+

*
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

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 27, 2012	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 27, 2012	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*+

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Quarterly Report.