Form 10-Q
period 2012-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2012-07-27
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 19, 2012 was 2,629,352 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

2

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(unaudited)
	June 30, 2012	December 31, 2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$13,954	$16,707
Short-term investments	64,415	113,386
Cash and cash equivalents	78,369	130,093
Securities available-for-sale, at fair value	195,904	170,386
Loans and leases receivable, net of allowance for loan and lease losses of $14,818 and $14,155, respectively	847,711	836,687
Leasehold improvements and equipment, net	1,030	999
Foreclosed properties	1,937	2,236
Cash surrender value of bank-owned life insurance	18,006	17,660
Investment in Federal Home Loan Bank stock, at cost	1,519	2,367
Accrued interest receivable and other assets	15,550	16,737
Total assets	$1,160,026	$1,177,165
Liabilities and Stockholders’ Equity
Deposits	$1,029,230	$1,051,312
Federal Home Loan Bank and other borrowings	42,396	40,292
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,319	11,032
Total liabilities	1,092,260	1,112,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,714,985 shares issued, 2,629,352 and 2,625,569 shares outstanding at 2012 and 2011, respectively	27	27
Additional paid-in capital	26,036	25,843
Retained earnings	40,908	37,501
Accumulated other comprehensive income	2,373	2,491
Treasury stock (85,633 and 89,416 shares at 2012 and 2011, respectively), at cost	(1,578)	(1,648)
Total stockholders’ equity	67,766	64,214
Total liabilities and stockholders’ equity	$1,160,026	$1,177,165

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,038	$13,049	$25,764	$25,969
Securities income	854	1,106	1,685	2,224
Short-term investments	51	19	127	52
Total interest income	13,943	14,174	27,576	28,245
Interest expense:
Deposits	3,332	4,350	7,076	9,000
Notes payable and other borrowings	724	578	1,410	1,240
Junior subordinated notes	278	277	555	552
Total interest expense	4,334	5,205	9,041	10,792
Net interest income	9,609	8,969	18,535	17,453
Provision for loan and lease losses	2,045	1,474	2,549	2,878
Net interest income after provision for loan and lease losses	7,564	7,495	15,986	14,575
Non-interest income:
Trust and investment services fee income	755	655	1,442	1,296
Service charges on deposits	493	417	972	790
Loan fees	345	368	743	699
Increase in cash surrender value of bank-owned life insurance	176	168	346	335
Credit, merchant and debit card fees	64	58	119	111
Other	71	78	132	187
Total non-interest income	1,904	1,744	3,754	3,418
Non-interest expense:
Compensation	4,226	3,836	8,231	7,573
Occupancy	332	358	664	699
Professional fees	447	345	879	772
Data processing	350	324	667	634
Marketing	279	248	545	527
Equipment	122	105	234	219
FDIC insurance	533	571	1,120	1,330
Collateral liquidation costs	79	177	187	419
Net loss on foreclosed properties	67	79	242	130
Other	697	595	1,195	1,096
Total non-interest expense	7,132	6,638	13,964	13,399
Income before income tax expense	2,336	2,601	5,776	4,594
Income tax expense	771	88	2,001	732
Net income	$1,565	$2,513	$3,775	$3,862
Earnings per common share:
Basic	$0.60	$0.97	$1.44	$1.49
Diluted	0.60	0.97	1.44	1.49
Dividends declared per share	0.07	0.07	0.14	0.14

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)

Net income	$1,565	$2,513	$3,775	$3,862
Other comprehensive income, before tax
Unrealized securities (losses) gains arising during the period	(295)	1,710	(192)	1,173
Income tax benefit (expense)	113	(658)	74	(458)
Comprehensive income	$1,383	$3,565	$3,657	$4,577

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335
Net income	—	—	3,862	—	—	3,862
Other comprehensive income	—	—	—	715	—	715
Share-based compensation - restricted shares	—	307	—	—	—	307
Share-based compensation - tax benefits	—	—	—	—	—	—
Cash dividends ($0.14 per share)	—	—	(364)	—	—	(364)
Treasury stock purchased (630 shares)	—	—	—	—	(8)	(8)
Balance at June 30, 2011	$27	$25,560	$33,306	$2,507	$(1,553)	$59,847

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	3,775	—	—	3,775
Other comprehensive loss	—	—	—	(118)	—	(118)
Share-based compensation - restricted shares	—	268	—	—	—	268
Share-based compensation - tax benefits	—	2	—	—	—	2
Cash dividends ($0.14 per share)	—	—	(368)	—	—	(368)
Treasury stock purchased (375 shares)	—	—	—	—	(7)	(7)
Treasury stock re-issued (4,158 shares)	—	(77)	—	—	77	—
Balance at June 30, 2012	$27	$26,036	$40,908	$2,373	$(1,578)	$67,766

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(In Thousands)
Operating activities
Net income	$3,775	$3,862
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	637	1,051
Provision for loan and lease losses	2,549	2,878
Depreciation, amortization and accretion, net	1,551	1,017
Share-based compensation	268	307
Increase in cash surrender value of bank-owned life insurance	(346)	(335)
Origination of loans for sale	(580)	(988)
Sale of loans originated for sale	583	993
Gain on sale of loans originated for sale	(3)	(5)
Net loss on foreclosed properties	242	130
Excess tax benefit from share-based compensation	(2)	—
Decrease in accrued interest receivable and other assets	544	259
Decrease in accrued interest payable and other liabilities	(712)	(2,376)
Net cash provided by operating activities	8,506	6,793
Investing activities
Proceeds from maturities of available-for-sale securities	27,571	20,572
Purchases of available-for-sale securities	(54,657)	(35,181)
Proceeds from sale of foreclosed properties	1,315	1,327
Net (increase) decrease in loans and leases	(14,831)	12,193
Investment in Aldine Capital Fund, L.P.	170	(210)
Proceeds from sale of FHLB Stock	848	—
Purchases of leasehold improvements and equipment, net	(295)	(242)
Premium payment on bank owned life insurance policies	—	(8)
Net cash used in investing activities	(39,879)	(1,549)
Financing activities
Net decrease in deposits	(22,082)	(10,810)
Repayment of FHLB advances	(7)	(2,006)
Net increase in short-term borrowed funds	2,111	—
Proceeds from issuance of subordinated notes payable	6,215	—
Repayment of subordinated notes payable	(6,215)	—
Excess tax benefit from share-based compensation	2	—
Cash dividends paid	(368)	(364)
Purchase of treasury stock	(7)	(8)
Net cash used in financing activities	(20,351)	(13,188)
Net decrease in cash and cash equivalents	(51,724)	(7,944)
Cash and cash equivalents at the beginning of the period	130,093	50,819
Cash and cash equivalents at the end of the period	$78,369	$42,875
Supplementary cash flow information
Interest paid on deposits and borrowings	$9,288	$11,203
Income taxes paid	1,818	2,751
Transfer to foreclosed properties	1,258	1,107
Reissuance of treasury stock	77	—

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements were included in the unaudited consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2012 is not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2012. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events were evaluated through the issuance of the unaudited consolidated financial statements.
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
For the three month periods ended June 30, 2012 and 2011, average anti-dilutive employee share-based awards totaled 115,050 and 139,158, respectively. For the six month periods ended June 30, 2012 and 2011, average anti-dilutive employee share-based awards totaled 116,148 and 138,766, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$1,565	$2,513	$3,775	$3,862
Less: earnings allocated to participating securities	58	95	138	147
Basic earnings allocated to common shareholders	$1,507	$2,418	$3,637	$3,715

Weighted-average common shares outstanding, excluding participating securities	2,530,651	2,499,136	2,530,368	2,498,530

Basic earnings per common share	$0.60	$0.97	$1.44	$1.49

Diluted earnings per common share
Earnings allocated to common shareholders	$1,507	$2,418	$3,637	$3,715
Reallocation of undistributed earnings	—	—	—	—
Diluted earnings allocated to common shareholders	$1,507	$2,418	$3,637	$3,715

Weighted average common shares outstanding, excluding participating securities	2,530,651	2,499,136	2,530,368	2,498,530
Dilutive effect of share-based awards	1,940	—	1,479	—
Weighted-average diluted common shares outstanding, excluding participating securities	2,532,591	2,499,136	2,531,847	2,498,530

Diluted earnings per common share	$0.60	$0.97	$1.44	$1.49

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of FBFS and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent unit, and any other type of award permitted by the Plan. Shares previously available for grant under the 2006 Equity Incentive Plan (the "2006 Plan") were transferred to the 2012 Equity Incentive Plan. As of June 30, 2012, 241,384 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan. The 2006 Plan was terminated on May 14, 2012.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the plans are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation met the definition of a public entity and no Stock Options were modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three and six months ended June 30, 2012 and 2011. As of June 30, 2012, all Stock Options granted and not previously forfeited have vested.
Stock Option activity for the year ended December 31, 2011 and six months ended June 30, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	138,766	$22.09	2.75
Granted	—	—
Exercised	—	—
Expired	(13,732)	19.00
Forfeited	—	—
Outstanding at December 31, 2011	125,034	$22.43	1.75
Exercisable at December 31, 2011	125,034	22.43	1.75

Outstanding as of December 31, 2011	125,034	$22.43	1.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2012	125,034	$22.43	1.25
Exercisable at June 30, 2012	125,034	$22.43	1.25
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
Restricted share activity for the year ended December 31, 2011 and the six months ended June 30, 2012 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2010	101,182	$14.93
Granted	34,625	17.05
Vested	(39,939)	16.24
Forfeited	—	—
Nonvested balance as of December 31, 2011	95,868	15.15
Granted	4,158	21.65
Vested	(1,375)	14.62
Forfeited	—	—
Nonvested balance as of June 30, 2012	98,651	15.43

As of June 30, 2012, $1.1 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over approximately three years. As of June 30, 2012, all restricted shares that vested were delivered.
Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of June 30, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$12,668	$8	$(13)	$12,663
Municipal obligations	7,670	110	(28)	7,752
Collateralized mortgage obligations — government issued	159,176	3,936	(178)	162,934
Collateralized mortgage obligations — government-sponsored enterprises	12,544	32	(21)	12,555
	$192,058	$4,086	$(240)	$195,904

	As of December 31, 2011
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Municipal obligations	$2,736	$95	$—	$2,831
Collateralized mortgage obligations — government issued	161,443	4,022	(64)	165,401
Collateralized mortgage obligations — government-sponsored enterprises	2,169	—	(15)	2,154
	$166,348	$4,117	$(79)	$170,386

U.S. Government agency obligations - government - sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). Collateralized mortgage obligations — government issued represent securities guaranteed by the Government National Mortgage Association (GNMA). Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. There were no sales of securities available for sale in the three and six month periods ended June 30, 2012 and 2011.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$159	$161
Due in one year through five years	10,633	10,633
Due in five through ten years	13,621	13,759
Due in over ten years	167,645	171,351
	$192,058	$195,904

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, the Corporation had 37 securities and 9 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2012, the Corporation held no securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the six months ended June 30, 2012 and 2011.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
US Government agency obligations - government-sponsored enterprises	$9,030	$13	$—	$—	$9,030	$13
Municipal obligations	$2,525	$28	$—	$—	$2,525	$28
Collateralized mortgage obligations - government issued	16,787	178	—	—	16,787	178
Collateralized mortgage obligations - government-sponsored enterprises	6,370	21	—	—	6,370	21
	$34,712	$240	$—	$—	$34,712	$240

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Collateralized mortgage obligations - government issued	$16,336	$64	$—	$—	$16,336	$64
Collateralized mortgage obligations - government-sponsored enterprises	2,076	15	—	—	2,076	15
	$18,412	$79	$—	$—	$18,412	$79
At June 30, 2012 and December 31, 2011, securities with a fair value of $8.4 million and $19.6 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (FHLB) advances and client letters of credit. Securities pledged also provide for future availability for additional advances from the FHLB.

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$154,191	$150,528
Commercial real estate — non-owner occupied	298,890	304,597
Construction and land development	43,126	38,124
Multi-family	58,254	43,905
1-4 family	34,453	43,513
Total commercial real estate	588,914	580,667
Commercial and industrial	241,130	237,099
Direct financing leases, net	16,012	17,128
Consumer and other
Home equity and second mortgages	4,839	4,970
Other	12,280	11,682
Total consumer and other loans	17,119	16,652
Total gross loans and leases receivable	863,175	851,546
Less:
Allowance for loan and lease losses	14,818	14,155
Deferred loan fees	646	704
Loans and leases receivable, net	$847,711	$836,687

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended June 30, 2012 and 2011 was $8.8 million and $8.6 million, respectively. For the six months ended June 30, 2012 and 2011, $34.7 million and $10.1 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $8.8 million and $34.7 million for the three and six months ended June 30, 2012 and $8.6 million and $10.1 million for the three and six months ended June 30, 2011 has been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the three and six months ended June 30, 2012 and 2011.
The total amount of outstanding loans transferred to third parties as loan participations at June 30, 2012 and December 31, 2011 was $43.1 million and $49.2 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of partial ownership, relationship management and all servicing responsibilities. As of June 30, 2012 and December 31, 2011, the total amount of loan participations remaining on the Corporation’s balance sheet was $65.2 million and $74.6 million, respectively. As of June 30, 2012 and December 31, 2011, $3.4 million and $3.4 million of the loans in this participation sold portfolio were considered impaired, respectively. The Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans and is measured by the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of June 30, 2012 and December 31, 2011:

	Category
As of June 30, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$126,046	$14,877	$12,299	$969	$154,191
Commercial real estate — non-owner occupied	223,080	46,316	28,483	1,011	298,890
Construction and land development	26,157	5,570	5,455	5,944	43,126
Multi-family	50,525	6,881	797	51	58,254
1-4 family	18,655	4,629	8,431	2,738	34,453
Total commercial real estate	444,463	78,273	55,465	10,713	588,914

Commercial and industrial	206,766	14,670	16,467	3,227	241,130

Direct financing leases, net	10,559	3,607	1,846	—	16,012

Consumer and other:
Home equity and second mortgages	3,585	173	183	898	4,839
Other	11,131	—	—	1,149	12,280
Total consumer and other	14,716	173	183	2,047	17,119

Total gross loans and leases receivable	$676,504	$96,723	$73,961	$15,987	$863,175
Rating as a % of total portfolio	78.37%	11.21%	8.57%	1.85%	100.00%

	Category
As of December 31, 2011	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,065	$16,488	$14,004	$2,971	$150,528
Commercial real estate — non-owner occupied	236,868	34,823	30,657	2,249	304,597
Construction and land development	20,660	5,367	4,867	7,230	38,124
Multi-family	34,162	6,930	804	2,009	43,905
1-4 family	23,266	11,637	4,993	3,617	43,513
Total commercial real estate	432,021	75,245	55,325	18,076	580,667

Commercial and industrial	198,018	25,070	12,453	1,558	237,099

Direct financing leases, net	11,398	5,026	686	18	17,128

Consumer and other:
Home equity and second mortgages	3,524	188	256	1,002	4,970
Other	10,459	—	—	1,223	11,682
Total consumer and other	13,983	188	256	2,225	16,652

Total gross loans and leases receivable	$655,420	$105,529	$68,720	$21,877	$851,546
Rating as a % of total portfolio	76.97%	12.39%	8.07%	2.57%	100.00%

Credit underwriting through a committee process is a key component of the Corporation’s operating philosophy. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of the Corporation’s new credit extensions are approved through various committees depending on the type of loan or lease, asset quality grade of the credit, amount of the credit, and the related complexities of each proposal. In addition, the Corporation makes every effort to ensure that there is appropriate collateral at the time of origination to protect the Corporation’s interest in the related loan or lease.
Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon receipt and evaluation of updated financial information from our borrowers, or as other circumstances dictate. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, but are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and depending on the size and nature of the credit, subject to various levels of review and concurrence on the stated risk rating. The Corporation groups loans into four loan and related risk rating categories, which ratings determine the level and nature of review by management.
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral, financial stability of the borrower, integrity or strength of the borrower’s management team or the industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination or renewal of the loan or lease. The Corporation monitors Category I loans and leases through payment performance, continued maintenance of our personal relationships with such borrowers and, continued review of such borrowers' compliance with the terms of the agreement.
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
Category III — Loans and leases in this category are identified by the Corporation’s business development officers and senior management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract, and therefore Category III loans are considered performing and no specific reserves are established for this category. This portfolio of loans is monitored on a monthly basis by management, loan committees of the Banks, and the Banks’ Boards of Directors.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored on a monthly basis by management, loan committees of the Banks, and the Banks’ Boards of Directors.
Utilizing regulatory terminology, the Corporation identified $30.2 million and $42.6 million of loans as Substandard as of June 30, 2012 and December 31, 2011. No loans and leases were identified as Special Mention, Doubtful, or Loss. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of June 30, 2012 and December 31, 2011 were as follows:

As of June 30, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$507	$—	$—	$507	$152,715	$153,222
Non-owner occupied	—	—	—	—	297,879	297,879
Construction and land development	—	—	—	—	37,718	37,718
Multi-family	—	—	—	—	58,203	58,203
1-4 family	314	—	—	314	31,401	31,715
Commercial & industrial	268	—	—	268	237,635	237,903
Direct financing leases, net	—	—	—	—	16,012	16,012
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,941	3,941
Other	—	—	—	—	11,131	11,131
Total	1,089	—	—	1,089	846,635	847,724
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$102	$—	$—	$102	$867	$969
Non-owner occupied	—	—	585	585	426	1,011
Construction and land development	110	106	550	766	4,642	5,408
Multi-family	—	—	—	—	51	51
1-4 family	—	247	152	399	2,339	2,738
Commercial & industrial	—	—	269	269	2,958	3,227
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	200	200	698	898
Other	—	—	1,147	1,147	2	1,149
Total	212	353	2,903	3,468	11,983	15,451
Total loans and leases
Commercial real estate:
Owner occupied	$609	$—	$—	$609	$153,582	$154,191
Non-owner occupied	—	—	585	585	298,305	298,890
Construction and land development	110	106	550	766	42,360	43,126
Multi-family	—	—	—	—	58,254	58,254
1-4 family	314	247	152	713	33,740	34,453
Commercial & industrial	268	—	269	537	240,593	241,130
Direct financing leases, net	—	—	—	—	16,012	16,012
Consumer and other:
Home equity and second mortgages	—	—	200	200	4,639	4,839
Other	—	—	1,147	1,147	11,133	12,280
Total	$1,301	$353	$2,903	$4,557	$858,618	$863,175
Percent of portfolio	0.15%	0.04%	0.34%	0.53%	99.47%	100.00%

As of December 31, 2011	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$106	$—	$—	$106	$147,450	$147,556
Non-owner occupied	—	131	—	131	302,217	302,348
Construction and land development	3,942	—	—	3,942	26,953	30,895
Multi-family	—	—	—	—	41,896	41,896
1-4 family	—	—	—	—	40,007	40,007
Commercial & industrial	25	—	—	25	235,516	235,541
Direct financing leases, net	—	—	—	—	17,110	17,110
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,968	3,968
Other	—	—	—	—	10,459	10,459
Total	4,073	131	—	4,204	825,576	829,780
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$2,011	$2,011	$961	$2,972
Non-owner occupied	—	155	1,625	1,780	469	2,249
Construction and land development	114	515	704	1,333	5,896	7,229
Multi-family	—	—	2,009	2,009	—	2,009
1-4 family	404	224	495	1,123	2,383	3,506
Commercial & industrial	21	—	298	319	1,239	1,558
Direct financing leases, net	—	—	—	—	18	18
Consumer and other:
Home equity and second mortgages	—	40	315	355	647	1,002
Other	—	—	1,222	1,222	1	1,223
Total	539	934	8,679	10,152	11,614	21,766
Total loans and leases
Commercial real estate:
Owner occupied	$106	$—	$2,011	$2,117	$148,411	$150,528
Non-owner occupied	—	286	1,625	1,911	302,686	304,597
Construction and land development	4,056	515	704	5,275	32,849	38,124
Multi-family	—	—	2,009	2,009	41,896	43,905
1-4 family	404	224	495	1,123	42,390	43,513
Commercial & industrial	46	—	298	344	236,755	237,099
Direct financing leases, net	—	—	—	—	17,128	17,128
Consumer and other:
Home equity and second mortgages	—	40	315	355	4,615	4,970
Other	—	—	1,222	1,222	10,460	11,682
Total	$4,612	$1,065	$8,679	$14,356	$837,190	$851,546
Percent of portfolio	0.54%	0.12%	1.02%	1.68%	98.32%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$969	$2,972
Commercial real estate — non-owner occupied	1,011	2,249
Construction and land development	5,408	7,229
Multi-family	51	2,009
1-4 family	2,738	3,506
Total non-accrual commercial real estate	10,177	17,965
Commercial and industrial	3,227	1,558
Direct financing leases, net	—	18
Consumer and other:
Home equity and second mortgage	898	1,002
Other	1,149	1,223
Total non-accrual consumer and other loans	2,047	2,225
Total non-accrual loans and leases	15,451	21,766
Foreclosed properties, net	1,937	2,236
Total non-performing assets	$17,388	$24,002
Performing troubled debt restructurings	$536	$111

	June 30, 2012	December 31, 2011
Total non-accrual loans and leases to gross loans and leases	1.79%	2.56%
Total non-performing assets to total assets	1.50	2.04
Allowance for loan and lease losses to gross loans and leases	1.72	1.66
Allowance for loan and lease losses to non-accrual loans and leases	95.90	65.03

As of June 30, 2012 and December 31, 2011, $11.4 million and $13.3 million of the impaired loans were considered troubled debt restructurings, respectively. As of June 30, 2012, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of June 30, 2012			As of December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	4	$338	$289	5	$380	$352
Commercial real estate — non-owner occupied	6	972	844	6	971	902
Construction and land development	3	8,044	5,057	4	8,457	5,692
Multi-family	1	184	51	—	—	—
1-4 family	14	2,951	2,664	15	3,152	3,031
Commercial and industrial	7	2,250	1,132	9	2,394	1,393
Direct financing leases, net	—	—	—	1	32	18
Consumer and other:
Home equity and second mortgage	8	865	785	8	865	813
Other	1	2,076	1,139	1	2,076	1,222
Total	44	$17,680	$11,961	49	$18,327	$13,423

For the six months ended June 30, 2012 and the year ended December 31, 2011, the primary reasons for troubled debt restructuring classification were due to the Banks’ decisions to provide below market interest rates to assist the borrowers in managing their cash flow as well as extensions of credit either through additional dollars or an extension of time when additional collateral or other evidence of repayment was not available. All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of June 30, 2012 and December 31, 2011, our troubled debt restructurings grouped by type of concession were as follows:

	As of June 30, 2012		As of December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	2	$129	2	$127
Combination of extension and interest rate concession	26	8,776	28	9,850
Commercial and industrial
Extension of term	4	353	5	406
Combination of extension and interest rate concession	3	779	4	987
Consumer and other
Extension of term	2	1,226	5	1,603
Combination of extension and interest rate concession	7	698	4	432
Direct financing leases, net
Extension of term	—	—	1	18
Total	44	$11,961	49	$13,423

The following table provides the number of loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the six months ended June 30, 2012, as well as the recorded investment in these restructured loans as of June 30, 2012.

	Six months ended June 30, 2012
	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Construction and land development	1	$110
Total	1	$110

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Six Months Ended June 30, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$573	$573	$—	$2,198	$88	$—	$88
Non-owner occupied	856	2,688	—	1,304	124	154	(30)
Construction and land development	5,408	8,985	—	5,922	130	24	106
Multi-family	51	418	—	582	46	60	(14)
1-4 family	1,908	1,990	—	2,203	80	—	80
Commercial and industrial	901	1,105	—	1,372	166	25	141
Direct financing leases, net	—	—	—	8	—	1	(1)
Consumer and other:
Home equity loans and second mortgages	675	710	—	738	27	1	26
Other	1,140	1,627	—	1,169	57	1	56
Total	11,512	18,096	—	15,496	718	266	452
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$396	$396	$13	$404	$17	$—	$17
Non-owner occupied	155	155	155	155	2	—	2
Construction and land development	536	536	200	546	14	—	14
Multi-family	—	—	—	—	—	—	—
1-4 family	830	830	296	840	23	—	23
Commercial and industrial	2,326	3,826	459	2,101	14	—	14
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	223	223	112	232	9	—	9
Other	9	9	9	9	—	—	—
Total	4,475	5,975	1,244	4,287	79	—	79
Total:
Commercial real estate:
Owner occupied	$969	$969	$13	$2,602	$105	$—	$105
Non-owner occupied	1,011	2,843	155	1,459	126	154	(28)
Construction and land development	5,944	9,521	200	6,468	144	24	120
Multi-family	51	418	—	582	46	60	(14)
1-4 family	2,738	2,820	296	3,043	103	—	103
Commercial and industrial	3,227	4,931	459	3,473	180	25	155
Direct financing leases, net	—	—	—	8	—	1	(1)
Consumer and other:
Home equity loans and second mortgages	898	933	112	970	36	1	35
Other	1,149	1,636	9	1,178	57	1	56
Grand total	$15,987	$24,071	$1,244	$19,783	$797	$266	$531

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2011
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,455	$3,669	$—	$5,177	$450	$200	$250
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	6,383	9,927	—	7,974	350	48	302
Multi-family	2,009	2,246	—	3,075	362	—	362
1-4 family	2,628	3,016	—	3,160	277	108	169
Commercial and industrial	1,139	1,320	—	3,820	384	424	(40)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	803	827	—	884	62	1	61
Other	1,222	1,682	—	1,691	138	6	132
Total	18,888	26,768	—	31,042	2,447	787	1,660
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$517	$517	$13	$358	$81	$—	$81
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	846	846	130	483	48	—	48
Multi-family	—	—	34	287	—	—	—
1-4 family	989	989	337	1,017	61	—	61
Commercial and industrial	419	419	276	384	24	—	24
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity loans and second mortgages	199	199	79	208	20	—	20
Other	1	1	1	1	—	—	—
Total	2,989	2,989	888	2,751	235	—	235
Total:
Commercial real estate:
Owner occupied	$2,972	$4,186	$13	$5,535	$531	$200	$331
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	7,229	10,773	130	8,457	398	48	350
Multi-family	2,009	2,246	34	3,362	362	—	362
1-4 family	3,617	4,005	337	4,177	338	108	230
Commercial and industrial	1,558	1,739	276	4,204	408	424	(16)
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity loans and second mortgages	1,002	1,026	79	1,092	82	1	81
Other	1,223	1,683	1	1,692	138	6	132
Grand total	$21,877	$29,757	$888	$33,793	$2,682	$787	$1,895

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $8.1 million and $7.9 million as of June 30, 2012 and December 31, 2011 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $536,000 and $111,000 of loans that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
To determine the level and composition of the allowance for loan and lease losses, the Corporation breaks out the portfolio by segments and risk ratings. First, the Corporation evaluates loans and leases for potential impairment classification. If a loan or lease is determined to be impaired, then the Corporation analyzes the impaired loans and leases on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. The Corporation applies historical trends from the previously identified factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Six Months Ended June 30, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(447)	(1,529)	(94)	—	(2,070)
Recoveries	106	64	14	—	184
Provision	784	1,675	121	(31)	2,549
Ending balance	$9,997	$4,187	$425	$209	$14,818
Ending balance: individually evaluated for impairment	$677	$459	$108	$—	$1,244
Ending balance: collectively evaluated for impairment	$9,320	$3,728	$317	$209	$13,574
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$588,914	$241,130	$17,119	$16,012	$863,175
Ending balance: individually evaluated for impairment	$10,713	$3,227	$2,047	$—	$15,987
Ending balance: collectively evaluated for impairment	$578,201	$237,903	$15,072	$16,012	$847,188
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.70%	1.74%	2.48%	1.31%	1.72%

	As of and for the Six Months Ended June 30, 2011
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(3,538)	(198)	(148)	—	(3,884)
Recoveries	216	376	61	19	672
Provision	3,111	(274)	63	(22)	2,878
Ending balance	$11,056	$4,181	$458	$242	$15,937
Ending balance: individually evaluated for impairment	$2,099	$757	$121	$32	$3,009
Ending balance: collectively evaluated for impairment	$8,957	$3,424	$337	$210	$12,928
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$614,670	$212,326	$18,425	$15,958	$861,379
Ending balance: individually evaluated for impairment	$27,310	$4,483	$2,799	$32	$34,624
Ending balance: collectively evaluated for impairment	$587,360	$207,843	$15,626	$15,926	$826,755
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.80%	1.97%	2.49%	1.52%	1.85%

Note 6 — Deposits
Deposits consisted of the following:

	June 30, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest bearing transaction accounts	$137,529	$130,893	—%	$132,230	$112,899	—%
Interest bearing transaction accounts	37,914	31,544	0.24	23,004	25,389	0.28
Money market accounts	368,301	380,624	0.87	364,082	300,652	0.99
Certificates of deposit	88,955	84,388	1.22	85,331	80,323	1.38
Brokered certificates of deposit	396,531	415,010	2.34	446,665	486,594	2.66
Total deposits	$1,029,230	$1,042,459	1.36	$1,051,312	$1,005,857	1.70

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$102	0.76%	$—	$252	0.90%
FHLB advances	475	478	6.12	482	656	5.83
Line of credit	2,921	1,933	4.01	810	2,236	4.06
Subordinated notes payable	39,000	39,000	6.93	39,000	39,000	6.12
Junior subordinated notes	10,315	10,315	10.76	10,315	10,315	10.78
	$52,711	$51,828	7.58	$50,607	$52,459	6.94

Short-term borrowings	$3,396			$810
Long-term borrowings	49,315			49,797
	$52,711			$50,607
As of June 30, 2012, the Corporation was in compliance with its debt covenants under its senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. For the six months ended June 30, 2012 and 2011, the Corporation incurred unused line fee expense of $5,000 and $4,000, respectively. The unused line fee is recorded as a component of interest expense.
During the first quarter of 2012, the Corporation sold and issued approximately $6.2 million in aggregate principal amount of subordinated debentures ("debentures") to certain accredited investors. The debentures have been structured to qualify as Tier 2 capital, mature on January 15, 2022 and bear a fixed interest rate of 7.5% per year for their entire term. The Corporation may, at its option, redeem the debentures, in whole or part, at any time after the fifth anniversary of issuance. The Corporation used the net proceeds from the sale of the debentures to replace a portion of its existing $39.0 million of subordinated notes payable.
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
June 30, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$7,752	$—	$7,752
U.S. government obligations - government sponsored agencies	—	12,663	—	12,663
Collateralized mortgage obligations — government agencies	—	162,934	—	162,934
Collateralized mortgage obligations — government sponsored enterprises	—	12,555	—	12,555
Interest rate swaps	—	3,128	—	3,128
Liabilities:
Interest rate swaps	$—	$3,128	$—	$3,128

	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$2,831	$—	$2,831
U.S. government obligations - government sponsored agencies	—	—	—	—
Collateralized mortgage obligations — government agencies	—	165,401	—	165,401
Collateralized mortgage obligations — government sponsored enterprises	—	2,154	—	2,154
Interest rate swaps	—	3,434	—	3,434
Liabilities:
Interest rate swaps	$—	$3,434	$—	$3,434

There were no transfers in or out of Level 1 or 2 during the six months ended June 30, 2012 or the year ended December 31, 2011 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Six Months Ended June 30, 2012
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	June 30, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$9,754	$—	$7,250	$2,504	$—
Foreclosed properties	1,937	—	1,937	—	(119)

		As of and for the Year Ended December 31, 2011
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$12,787	$—	$12,787	$—	$—
Foreclosed properties	2,236	138	1,989	109	(621)

Impaired loans that are collateral dependent were written down to their fair value less costs to sell of $9.8 million and $12.8 million at June 30, 2012 and December 31, 2011, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data. In cases where such inputs were unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 13% - 100%.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value or in situations when observable inputs become stale. As of June 30, 2012, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the six months ended June 30, 2012, $1.3 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the six months ended June 30, 2012, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $119,000 on foreclosed properties. The activity of the Corporation's foreclosed properties is summarized as follows:

	As of and for the Six Months Ended June 30, 2012	As of and for the Year Ended December 31, 2011
	(In Thousands)
Foreclosed properties at the beginning of the period	$2,236	$1,750
Loans transferred to foreclosed properties, at lower of cost or fair value	1,258	3,119
Proceeds from sale of foreclosed properties	(1,315)	(2,213)
Net (loss) gain on sale of foreclosed properties	(123)	201
Impairment valuation	(119)	(621)
Foreclosed properties at the end of the period	$1,937	$2,236

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$78,369	$78,369	$74,369	$—	$4,000	$130,093	$130,093
Securities available-for-sale	195,904	195,904	—	195,904	—	170,386	170,386
Loans and lease receivables, net	847,711	856,902	—	7,250	849,652	836,687	840,552
Federal Home Loan Bank stock	1,519	1,519	—	—	1,519	2,367	2,367
Cash surrender value of life insurance	18,006	18,006	18,006	—	—	17,660	17,660
Accrued interest receivable	3,462	3,403	3,403	—	—	3,525	3,525
Interest rate swaps	3,128	3,128	—	3,128	—	3,434	3,434
Financial liabilities:
Deposits	$1,029,230	$1,029,230	$524,736	$504,494	$—	$1,051,312	$1,068,845
Federal Home Loan Bank and other borrowings	42,396	42,723	—	42,723	—	40,292	40,899
Junior subordinated notes	10,315	6,961	—	—	6,961	10,315	6,917
Interest rate swaps	3,128	3,128	—	3,128	—	3,434	3,434
Accrued interest payable	2,378	2,378	2,378	—	—	2,625	2,625
Off balance sheet items:
Standby letters of credit	63	63	—	—	63	81	81
Commitments to extend credit	—	*	*	*	*	—	*

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
The carrying amounts reported for cash and due from banks, interest bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of June 30, 2012, the Corporation held $4.0 million of commercial paper. There was no commercial paper outstanding as of December 31, 2011. The fair value of commercial paper is considered a Level 3 input given the underlying potential for credit risks associated with the issuing companies ability to repay the investment at the stated maturity. The inputs to evaluate the credit risk of the commercial paper issuer are based upon unobservable inputs.

Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.
Loans and Leases: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Significant unobservable inputs include, but are not limited to, discounts (investor yield premiums) applied to fair value calculations to further determine the exit value of a portfolio of loans.
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
At June 30, 2012, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $49.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $49.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in February, 2013 through June, 2022. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $3.1 million and were included in accrued interest receivable and other assets. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $3.1 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of June 30, 2012.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2012 and December 31, 2011.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2012	Other assets	$3,128	Other liabilities	$3,128
December 31, 2011	Other assets	$3,434	Other liabilities	$3,434

No derivative instruments held by the Corporation for the six months ended June 30, 2012 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio the change in fair value for the six months ended June 30, 2012 and 2011 had no net impact to the unaudited consolidated income statement.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. Management believes, as of June 30, 2012, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2011, the latest evaluation date.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2012 and December 31, 2011, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2012
Total capital
(to risk-weighted assets)
Consolidated	$124,856	13.31%	$75,083	8.00%	N/A	N/A
First Business Bank	114,287	13.65	66,983	8.00	$83,872	10.00%
First Business Bank — Milwaukee	15,315	15.19	8,065	8.00	10,082	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$75,393	8.04%	$37,541	4.00%	N/A	N/A
First Business Bank	103,790	12.40	33,492	4.00	$50,323	6.00%
First Business Bank — Milwaukee	14,051	13.94	4,033	4.00	6,049	6.00
Tier 1 capital
(to average assets)
Consolidated	$75,393	6.55%	$46,074	4.00%	N/A	N/A
First Business Bank	103,790	10.90	38,084	4.00	$47,605	5.00%
First Business Bank — Milwaukee	14,051	6.75	8,325	4.00	10,406	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
Overview
FBFS is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of the operations of FBFS are conducted through the Banks and certain subsidiaries of FBB. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize a branch network to attract retail clients. In 2012, our strategic initiatives include improving our asset quality as well as increasing full banking relationships with commercial and industrial clients in order to increase our in-market deposits, enhance our loan and lease portfolio and grow our non-interest income. We intend to add business development officers as appropriate to continue revenue growth and ongoing core earnings improvement. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors' businesses in our core Wisconsin area.
Operational Highlights

•	Total assets were $1.160 billion as of June 30, 2012 compared to $1.177 billion as of December 31, 2011.

•
Net income for the three months ended June 30, 2012 was $1.6 million compared to net income of $2.5 million for the three months ended June 30, 2011. Net income for the six months ended June 30, 2012 was $3.8 million compared to net income of $3.9 million for the six months ended June 30, 2011.

•
Diluted earnings per common share for the three months ended June 30, 2012 were $0.60 compared to diluted earnings per common share of $0.97 for the three months ended June 30, 2011. Diluted earnings per common share for the six months ended June 30, 2012 were $1.44 compared to diluted earnings per common share of $1.49 for the six months ended June 30, 2011.

•
Net interest margin increased by 10 basis points to 3.49% for the three months ended June 30, 2012 compared to 3.39% for the three months ended June 30, 2011. Net interest margin increased by 5 basis points to 3.32% for the six months ended June 30, 2012 compared to 3.27% for the six months ended June 30, 2011.

•
Top line revenue, the sum of net interest income and non-interest income, increased 7.5% to $11.5 million for the three months ended June 30, 2012 compared to $10.7 million for the three months ended June 30, 2011. Top line revenue, increased 6.8% to $22.3 million for the six months ended June 30, 2012 compared to $20.9 million for the six months ended June 30, 2011.

•
Provision for loan and lease losses was $2.0 million for the three months ended June 30, 2012 compared to $1.5 million for same time period in the prior year. Provision for loan and lease losses was $2.5 million for the six months ended June 30, 2012 compared to $2.9 million for the comparable period of 2011. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.72% at June 30, 2012 and 1.66% at December 31, 2011.

•	The effective tax rate was 34.6% for the six months ended June 30, 2012 compared to an effective tax rate of 15.9% for the six months ended June 30, 2011.

•	Non-performing assets as a percentage of total assets were 1.50% at June 30, 2012 compared to 2.04% at December 31, 2011.

•	Non-accrual loans declined by $6.3 million, or 29.0%, to $15.5 million at June 30, 2012 from $21.8 million at December 31, 2011.

•
Annualized return on average equity and annualized return on average assets were 9.16% and 0.54%, respectively, for the three month period ended June 30, 2012, compared to 17.21% and 0.91%, respectively, for the same time period in 2011. Annualized return on average equity and annualized return on average assets were 11.26% and 0.64%, respectively for the six month period ended June 30, 2012, compared to 13.49% and 0.71%, respectively for the six month period ended June 30, 2011.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 6.8% for the six months ended June 30, 2012, as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in Thousands)
Net interest income	$9,609	$8,969	7.1%	$18,535	$17,453	6.2%
Non-interest income	1,904	1,744	9.2	3,754	3,418	9.8
Total top line revenue	$11,513	$10,713	7.5	$22,289	$20,871	6.8
Core Earnings
Core earnings is comprised of our pre-tax income adding back our provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our core earnings metric has improved by 12.7% when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in Thousands)
Income before income tax expense	$2,336	$2,601	(10.2%)	$5,776	$4,594	25.7%
Add back:
Provision for loan and lease losses	2,045	1,474	38.7	2,549	2,878	(11.4)
Net loss on foreclosed properties	67	79	(15.2)	242	130	86.2
Core earnings	$4,448	$4,154	7.1	$8,567	$7,602	12.7
Return on Average Assets and Return on Average Equity
Annualized return on average assets (ROAA) for the three months ended June 30, 2012 was 0.54% compared to 0.91% for the three months ended June 30, 2011. ROAA for the six months ended June 30, 2012 was 0.64% compared to 0.71% for the six months ended June 30, 2011. The decline in annualized ROAA for the three months ended June 30, 2012 as compared to the ROAA for the three months ended June 30, is due to the recognition of a substantial tax benefit due to the enactment of a new Wisconsin tax law recognized during the second quarter of 2011 that was not a recurring benefit. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Annualized return on average equity (ROE) for the three months ended June 30, 2012 was 9.16% compared to 17.21% for the three months ended June 30, 2011. Annualized return on average equity for the six months ended June 30, 2012 was 11.26% compared to 13.49% for the six months ended June 30, 2011. Similar to the decline in the quarterly ROAA, the decrease in annualized ROE for the three months ended June 30, 2012 is due to the recognition of a substantial tax benefit due to the enactment of a new Wisconsin tax law recognized during the second quarter of 2011 that was not a recurring benefit. The annualized return on equity for the six months decreased due to a similar level of net income in proportion to an increasing equity balance. The increasing equity balance is primarily driven by continued quarterly profits between the measurement periods. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.

Net Interest Income
Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare and respond to such changes.
The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and six months ended June 30, 2012 compared to the same period of 2011.

	Increase (Decrease) for the Three Months Ended June 30,				Increase (Decrease) for the Six Months Ended June 30,
	2012 Compared to 2011				2012 Compared to 2011
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$74	$(631)	$(6)	$(563)	$412	$(1,203)	$(29)	$(820)
Commercial and industrial loans	(28)	633	(4)	601	(196)	927	(21)	710
Direct financing leases	(18)	(10)	1	(27)	(24)	(41)	2	(63)
Consumer and other loans	(5)	(18)	1	(22)	2	(33)	(1)	(32)
Total loans and leases receivable	23	(26)	(8)	(11)	194	(350)	(49)	(205)
Mortgage-related securities	(340)	58	(17)	(299)	(707)	149	(47)	(605)
Other investment securities	—	46	—	46	—	64	—	64
FHLB Stock	—	—	—	—	2	—	(1)	1
Short-term investments	5	23	5	33	6	62	8	76
Total net change in income on interest-earning assets	(312)	101	(20)	(231)	(505)	(75)	(89)	(669)
Interest-bearing liabilities
Transaction accounts	1	7	—	8	2	4	1	7
Money market	(135)	218	(43)	40	(157)	457	(51)	249
Certificates of deposit	(22)	12	(1)	(11)	(82)	17	(2)	(67)
Brokered certificates of deposit	(515)	(637)	97	(1,055)	(1,193)	(1,110)	190	(2,113)
Total deposits	(671)	(400)	53	(1,018)	(1,430)	(632)	138	(1,924)
FHLB advances	—	—	—	—	3	(10)	(1)	(8)
Other borrowings	96	43	7	146	268	(73)	(17)	178
Junior subordinated debentures	1	—	—	1	3	—	—	3
Total net change in expense on interest-bearing liabilities	(574)	(357)	60	(871)	(1,156)	(715)	120	(1,751)
Net change in net interest income	$262	$458	$(80)	$640	$651	$640	$(209)	$1,082

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended June 30, 2012 and 2011. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2012			2011
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$572,568	$7,872	5.50%	$618,877	$8,435	5.45%
Commercial and industrial loans(1)	236,864	4,769	8.05	205,622	4,168	8.11
Direct financing leases(1)	16,163	230	5.69	16,784	257	6.12
Consumer and other loans	17,557	167	3.80	19,354	189	3.91
Total loans and leases receivable(1)	843,152	13,038	6.19	860,637	13,049	6.06
Mortgage-related securities(2)	171,051	807	1.89	162,460	1,106	2.72
Other investment securities(3)	13,178	46	1.40	—	—	—
Federal Home Loan Bank stock	1,630	1	0.25	2,367	1	0.10
Short-term investments	71,597	51	0.28	31,624	18	0.24
Total interest-earning assets	1,100,608	13,943	5.07	1,057,088	14,174	5.36
Non-interest-earning assets	55,617			47,909
Total assets	$1,156,225			$1,104,997
Interest-bearing liabilities
Transaction accounts	$35,727	26	0.29	$25,892	18	0.28
Money market	369,690	719	0.78	279,692	679	0.97
Certificates of deposits	85,565	253	1.18	81,742	264	1.29
Brokered certificates of deposit	399,628	2,334	2.34	492,041	3,389	2.76
Total interest-bearing deposits	890,610	3,332	1.50	879,367	4,350	1.98
FHLB advances	477	7	5.87	489	7	5.73
Other borrowings	41,959	717	6.84	39,009	571	5.86
Junior subordinated notes	10,315	278	10.78	10,315	277	10.74
Total interest-bearing liabilities	943,361	4,334	1.84	929,180	5,205	2.24
Non-interest-bearing demand deposit accounts	133,144			107,107
Other non-interest-bearing liabilities	11,413			10,287
Total liabilities	1,087,918			1,046,574
Stockholders’ equity	68,307			58,423
Total liabilities and stockholders’ equity	$1,156,225			$1,104,997
Net interest income		$9,609			$8,969
Interest rate spread			3.23%			3.12%
Net interest-earning assets	$157,247			$127,908
Net interest margin			3.49%			3.39%
Average interest-earning assets to average interest-bearing liabilities	116.67%			113.77%
Return on average assets	0.54			0.91
Return on average equity	9.16			17.21
Average equity to average assets	5.91			5.29
Non-interest expense to average assets	2.47			2.40

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax equivalent basis in this table.

Net interest income increased by $640,000, or 7.1%, during the three months ended June 30, 2012 compared to the same period in 2011. The increase in net interest income is primarily attributable to favorable rate variances from lower cost of deposits. The majority of the increase in net interest income associated with rate variances was caused by not replacing higher rate brokered certificates of deposits at maturity.
The yield on average earning assets for the three months ended June 30, 2012 was 5.07% compared to 5.36% for the three months ended June 30, 2011. The yield on average earning assets for the three months ended June 30, 2012 was negatively affected by the decline in the overall yield earned on the investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are reinvested in additional collateralized mortgage obligations. Given the continued low rate environment, the overall coupon on new collateralized mortgage obligation purchases has typically been lower than the rates on securities that experience prepayments. This has caused the mortgage related securities yield to decline by approximately 83 basis points to 1.89% for the three months ended June 30, 2012 from 2.72% for the three months ended June 30, 2011. In late 2011 and throughout 2012, the Banks have been investing in tax-exempt municipal obligations and U.S. Government agency obligations. Tax-exempt municipal obligations purchased are of investment grade and are subject to financial criteria established by us based on financial information made available by the issuing municipality. Our average yield on these types of securities for the three months ended June 30, 2012 was 1.40%. Yields for tax-exempt municipal obligations are not presented on a tax equivalent basis. While we view this as an improvement in yield compared to keeping the excess cash on deposit with the Federal Reserve, the continued low rate environment does not present an opportunity for acquiring high yielding securities without also adding credit and duration risk. The Banks remain committed to utilizing the investment portfolio as a source of liquidity.
The total loans and leases receivable yield was 6.19% for the three months ended June 30, 2012 compared to 6.06% for the three months ended June 30, 2011. As we have continued our focus on originating commercial and industrial loans, we have experienced a decline in the average balance of commercial real estate loans as a percentage of total loans. Generally, our commercial and industrial portfolio exhibits higher yields than our commercial real estate portfolio. The overall yield on the loan and lease portfolio will continue to be influenced by a change in mix of loan types.
The overall weighted average rate paid on interest-bearing liabilities was 1.84% for the three months ended June 30, 2012, a decrease of 40 basis points from 2.24% for the three months ended June 30, 2011. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by not replacing maturing brokered certificates of deposits and by a lower rate paid on our money market accounts. We have reduced our average brokered certificates of deposit by $92.4 million to $399.6 million from $492.0 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to successful in-market deposit gathering efforts and an overall reduction in our average loan and lease portfolio. The continued low rate environment coupled with our maturity structure of our brokered certificate of deposit portfolio has provided us the opportunity to better manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.
Net interest margin increased 10 basis points to 3.49% for the three months ended June 30, 2012 compared to 3.39% for the three months ended June 30, 2011. Reducing our overall cost of funds and shifting of the mix of the loan and lease portfolio has positively influenced our net interest margin. However, the significant increase in our short-term investment portfolio and an increased investment portfolio at lower rates due to the current, ongoing low rate environment have primarily offset opportunities to greatly improve the net interest margin. The overall level of our margin is depressed given the sizable amount of excess liquidity on our balance sheet. As we employ initiatives to reduce our overall short-term cash position, all else being equal, we expect that our margin will improve as we invest the excess in higher yielding alternatives, such as approved investment securities and loan and lease growth.

	For the Six Months Ended June 30,
	2012			2011
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$572,737	$15,907	5.55%	$617,112	$16,727	5.42%
Commercial and industrial loans(1)	234,995	9,044	7.70	211,466	8,334	7.88
Direct financing leases(1)	16,279	474	5.82	17,607	537	6.10
Consumer and other loans	17,478	339	3.88	19,209	371	3.86
Total loans and leases receivable(1)	841,489	25,764	6.12	865,394	25,969	6.00
Mortgage-related securities(2)	168,249	1,619	1.92	157,668	2,224	2.82
Other investment securities(3)	8,163	64	1.57	—	—	—
Federal Home Loan Bank stock	1,842	2	0.20	2,367	1	0.10
Short-term investments	96,443	127	0.26	43,342	51	0.24
Total interest-earning assets	1,116,186	27,576	4.94	1,068,771	28,245	5.29
Non-interest-earning assets	56,436			49,132
Total assets	$1,172,622			$1,117,903
Interest-bearing liabilities
Transaction accounts	$31,544	45	0.29	$28,225	38	0.27
Money market	380,624	1,650	0.87	287,022	1,401	0.98
Certificates of deposits	84,388	516	1.22	81,958	583	1.42
Brokered certificates of deposit	415,010	4,865	2.34	493,526	6,978	2.83
Total interest-bearing deposits	911,566	7,076	1.55	890,731	9,000	2.02
FHLB advances	478	15	6.28	822	23	5.65
Other borrowings	41,035	1,395	6.80	43,669	1,217	5.57
Junior subordinated notes	10,315	555	10.76	10,315	552	10.70
Total interest-bearing liabilities	963,394	9,041	1.88	945,537	10,792	2.28
Non-interest-bearing demand deposit accounts	130,893			104,718
Other non-interest-bearing liabilities	11,264			10,395
Total liabilities	1,105,551			1,060,650
Stockholders’ equity	67,071			57,253
Total liabilities and stockholders’ equity	$1,172,622			$1,117,903
Net interest income		$18,535			$17,453
Interest rate spread			3.06%			3.01%
Net interest-earning assets	$152,792			$123,234
Net interest margin			3.32%			3.27%
Average interest-earning assets to average interest-bearing liabilities	115.86%			113.03%
Return on average assets	0.64			0.71
Return on average equity	11.26			13.49
Average equity to average assets	5.72			5.12
Non-interest expense to average assets	2.38			2.40

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax equivalent basis in this table.

Net interest income increased by $1.1 million, or 6.20%, during the six months ended June 30, 2012 compared to the same period in 2011. Similar to the quarterly discussion, the increase in net interest income during the past six months is primarily attributable to favorable rate and volume variances from lower cost and lower average balance of brokered certificates of deposits, partially offset by unfavorable rate variances affiliated with mortgage-related securities portfolio.
The yield on average earning assets for the six months ended June 30, 2012 was 4.94% compared to 5.29% for the six months ended June 30, 2011. The decline in the yield on average earning assets is related to the overall decline in the yield on the mortgage related securities portfolio and an increasing amount of short-term investments as a percentage of total earning assets. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are reinvested in additional collateralized mortgage obligations. Given the continued low rate environment, the overall coupon on new collateralized mortgage obligation purchases has typically been lower than the rates on securities that experience prepayments. The year-to-date average of short-term investments increased by approximately $53.1 million while it continued to earn approximately 25 basis points. The increase in earning assets at this low yield has depressed the overall yield on average earning assets. We continue to evaluate ways to redeploy the excess liquidity at risks prudent to the successful management of our balance sheet. In addition, the overall yield on the loan and lease portfolio will be influenced by a change in mix of loan and lease types. As we continue to focus on originating more commercial and industrial loans, we expect that the yield on earning assets will continue to improve in the flat interest rate environment.
The overall weighted average rate paid on interest-bearing liabilities was 1.88% for the six months ended June 30, 2012, a decrease of 40 basis points from 2.28% for the six months ended June 30, 2011. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower rate paid on our money market accounts. The continued low rate environment coupled with our maturity structure of our brokered certificate of deposit portfolio has provided us the opportunity to be able to manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.
Net interest margin remained relatively stable at 3.32% for the six months ended June 30, 2012 compared to 3.27% for the six months ended June 30, 2011. Reducing our overall cost of funds and shifting the mix of the loan and lease portfolio has positively influenced our net interest margin; however, the significant increase in our short-term investment portfolio and an increased investment portfolio at lower rates due to the current, ongoing low rate environment have primarily offset any benefit of net interest margin improvement resulting in a relatively stable net interest margin. The overall level of our margin is depressed given the sizable amount of excess liquidity on our balance sheet. As we employ initiatives to reduce our overall short-term cash position, all else being equal, we expect that our margin will improve as we invest excess liquidity in higher yielding alternatives, such as approved investment securities and loan and lease growth.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $2.0 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the three and six months ended June 30, 2012 and 2011, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$557	$404	$1,235	$809
Increase in allowance for loan and lease loss reserve due to subjective factor changes	—	8	—	61
Charge-offs in excess of specific reserves	1,056	1,809	1,190	2,625
Recoveries	(128)	(644)	(184)	(672)
Change in inherent risk of the loan and lease portfolio	560	(103)	308	55
Total provision for loan and lease losses	$2,045	$1,474	$2,549	$2,878

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
Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees increased $160,000, or 9.2%, to $1.9 million for the three months ended June 30, 2012 from $1.7 million for the three months ended June 30, 2011. The increase was primarily due to an increase in trust and investment services fee income and service charges on deposits.
Trust and investment services fee income increased by $100,000, or 15.3%, to $755,000 for the three months ended June 30, 2012 from $655,000 for the three months ended June 30, 2011. Trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.
At June 30, 2012, we had $608.8 million of trust assets under management compared to $532.6 million at December 31, 2011 and $456.1 million at June 30, 2011. Assets under administration were $138.4 million at June 30, 2012 compared to $129.7 million at December 31, 2011 and $132.5 million at June 30, 2011. The growth in assets under management is primarily due to establishing new relationships. A significant amount of growth occurred during the fourth quarter of 2011, when a large client utilized our expertise in handling a substantial transaction as part of its business succession plan. In accordance with our operating philosophy, we focus on obtaining and managing larger than average client relationships. Our assets under management and administration can be influenced by the addition or loss of a client relationship.
Service charges on deposits increased by $76,000, or 18.2%, to $493,000 for the three months ended June 30, 2012 from $417,000 for the three months ended June 30, 2011. The increase of service charges on deposits was primarily related to an increase in deposit relationships associated with commercial and industrial clients who tend to have higher transaction volumes resulting in the generation of service charge income.
Non-interest income increased $336,000, or 9.8%, to $3.8 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011. The increase was primarily due to an increase in trust and investment services fee income and service charges on deposits partially offset by a decline in other non-interest income.
Trust and investment services fee income increased by $146,000, or 11.3%, to $1.4 million for the six months ended June 30, 2012 from $1.3 million for the six months ended June 30, 2011. Consistent with the second quarter activity, trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.
Service charges on deposits increased by $182,000, or 23.0%, to $972,000 for the six months ended June 30, 2012 from $790,000 for the six months ended June 30, 2011. Similar to the second quarter explanations, the increase of deposit service charge income over the past six months was primarily related to an increase in deposit relationships associated with commercial and industrial clients who tend to have higher transaction volumes resulting in the generation of service charge income.
Non-interest expense. Non-interest expense increased by $494,000, or 7.4%, to $7.1 million for the three months ended June 30, 2012 from $6.6 million for the comparable period of 2011. The increase in non-interest expense was primarily caused by an increase in compensation expense and professional fees primarily offset by a decline in collateral liquidation costs.
Compensation expense increased by $390,000, or 10.2%, to $4.2 million for the three months ended June 30, 2012 from $3.8 million for the three months ended June 30, 2011. The increase was primarily due to increased salary expense due to annual merit increases and new positions filled in support of strategic initiatives.
Professional fees increased by $102,000, or 29.6%, to $447,000 for the three months ended June 30, 2012 from $345,000 for the three months ended June 30, 2011. The increase in professional fees was primarily due to increased audit and tax fees associated with new compliance requirements for fiscal year 2012, fees incurred for regulatory examinations, and recruiting expenses incurred in support of our strategic initiatives.
Collateral liquidation costs decreased by $98,000, or 55.4%, to $79,000 for the three months ended June 30, 2012 from $177,000 for the three months ended June 30, 2011. Collateral liquidation costs are expenses incurred by us to facilitate resolution of certain problem commercial loans. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for the liquidation of collateral underlying each such individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item. We have been successful in reducing our levels of non-performing loans and therefore incurring a lower level of collateral liquidation costs.
Non-interest expense increased by $565,000, or 4.2%, to $14.0 million for the six months ended June 30, 2012 from $13.4 million for the comparable period of 2011. The increase in non-interest expense was primarily caused by an increase in compensation expense and professional fees, and was primarily offset by a decline in FDIC insurance and collateral liquidation costs.
Compensation expense increased by $658,000, or 8.7%, to $8.2 million for the six months ended June 30, 2012 from $7.6 million for the six months ended June 30, 2011. The increase was due to increased salary expense, which was primarily the result of annual merit increases and new positions filled in support of strategic initiatives. Other increased ancillary compensation costs include amounts associated with higher health insurance premiums and larger accruals for individual incentive compensation programs.
Professional fees increased by $107,000, or 13.9%, to $879,000 for the six months ended June 30, 2012 from $772,000 for the six months ended June 30, 2011. The increase in professional fees was primarily due to increased audit and tax fees associated with new compliance requirements for fiscal year 2012, fees incurred for regulatory examinations and, recruiting expenses incurred in support of our strategic initiatives.
FDIC insurance expense decreased by $210,000, or 15.8%, to $1.1 million for the six months ended June 30, 2012 from $1.3 million for the six months ended June 30, 2011. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to implement revisions required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), including, among other changes, modifying the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculation and changing the assessment rate adjustments. This amendment resulted in a reduced FDIC insurance cost for our Banks.
Collateral liquidation costs decreased by $232,000, or 55.4%, to $187,000 for the six months ended June 30, 2012 from $419,000 for the six months ended June 30, 2011. We have been successful in reducing our levels of non-performing loans and therefore incurred a lower level of collateral liquidation costs.
Income Taxes. Income tax expense was $2.0 million for the six months ended June 30, 2012, with an effective tax rate of 34.6% compared to income tax expense of $732,000 for the six months ended June 30, 2011, with an effective tax rate of 15.9%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Six Months Ended June 30,
	2012	2011
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.8	14.8
FIN 48 expense, net of federal benefit	0.6	—
Bank owned life insurance	(2.0)	(2.5)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.3)	(3.1)
Release of valuation allowance	—	(27.3)
Other	0.5	—
	34.6%	15.9%

The primary difference between the effective tax rate for the six months ended June 30, 2012 and 2011 was due to the recognition of two discrete items affecting state income taxes and release of valuation allowance that were recognized in the second quarter of 2011 that had a net positive impact on the effective tax rate. In June 2011, FBB and First Business Capital Corp (FBCC) entered into a confidential net settlement with the Wisconsin Department of Revenue. The net settlement of this matter with the Wisconsin Department of Revenue did not result in a liability materially different than that which had been previously accrued. In addition, on June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provided that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired.
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

Financial Condition
General. Our total assets remained relatively stable at $1.160 billion as of June 30, 2012 compared to $1.177 billion at December 31, 2011.
Short-term investments. Short-term investments decreased by $49.0 million to $64.4 million at June 30, 2012 from $113.4 million at December 31, 2011. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and therefore we incorporate short-term investments in our on-balance sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion. During the second quarter of 2012, the Banks began investing in commercial paper. The commercial paper instruments have durations generally between 30-60 days and provide a higher yielding alternative to the rate paid by the Federal Reserve Bank. The overall decline in short-term investments is primarily due to not replacing maturing brokered certificates of deposits, increasing the size of our available-for-sale investment portfolio and supporting the growth in our loan and lease receivables portfolio.
Securities. Securities available-for-sale increased by $25.5 million to $195.9 million at June 30, 2012 compared to $170.4 million at December 31, 2011. During this time period, we reinvested cash flows received from our securities with purchases of additional securities. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as substantially all of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a U.S. government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The addition of tax-exempt municipal securities provides for further opportunity to improve our overall yield on our investment portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities primarily in Wisconsin.
As we continue to evaluate the level of on-balance sheet liquidity, we have started purchasing U.S. Government agency obligations, primarily those obligations issued by the Federal Home Loan Mortgage Corp (FHLMC) and Federal National Mortgage Association, (FNMA). We have structured these purchases to have bullet maturities within two to four years from issue date. Certain of the securities exhibit either quarterly or one-time call features. The maturity structure allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to borrow funds from our various funding sources and proactively adjust the portfolio should interest rates rise within the next two to four years. Our management deems these investments to be credit worthy and believes that these investments exhibit appropriate market yields for the risks assumed. As additional appropriate investment securities are available in the market place, we expect that additional investments will be purchased.
During the six months ended June 30, 2012, we recognized unrealized holding losses of $192,000 through other comprehensive income. The majority of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve thereby increasing our total comprehensive income. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline and therefore decrease our total comprehensive income. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2012.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $11.0 million, or 1.3%, to $847.7 million at June 30, 2012 from $836.7 million at December 31, 2011. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at June 30, 2012 remained generally consistent with the mix at December 31, 2011, with a continued concentration in commercial real estate mortgage loans at approximately 68% of our total loan and lease portfolio. We are seeing limited demand for new loans; however, our new loan and lease growth was more than sufficient to keep pace with the level of the contractual amortization of our existing loan and lease portfolio. The economic environment continues to present challenges; specifically, the demand for loans from qualified prospects continues to be weak. We have also experienced greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity. We remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Nonetheless, we expect our new loan and lease activity to be more than adequate to replace normal amortization and potential disposition of non-performing loans in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.72% as of June 30, 2012 and 1.66% as of December 31, 2011. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.79% at June 30, 2012 compared to 2.56% at December 31, 2011. The decline in the allowance for loan and lease losses as a percentage of gross loans and leases ratio was directly related to the reduction of non-performing loans. Non-performing loans decreased $6.3 million, or 29.0% to $15.5 million at June 30, 2012 compared to $21.8 million at December 31, 2011. We continue to aggressively work through our problem loans and leases and are experiencing success in certain exit strategies; yet, we continue to identify new loans or leases where we believe the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. The exit strategies undertaken, including but not limited to foreclosure actions, charge-offs, and pay-offs, have outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases.
During the six months ended June 30, 2012, we recorded net charge-offs on impaired loans and leases of approximately $1.9 million, comprised of $2.1 million of charge-offs and $184,000 of recoveries. During the six months ended June 30, 2011, we recorded net charge-offs on impaired loans and leases of approximately $3.2 million, comprised of $3.9 million of charge-offs and $672,000 of recoveries. In 2012, the charge-offs recorded were primarily due to losses incurred through liquidation efforts on one commercial and industrial client and to a lesser extent based upon a decline in real estate values in certain of our market areas. In 2011, the charge-offs recorded are primarily due to declining real estate values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have other means to repay the obligation. Given the current economic and credit environment collateral dependent loans represent increased risk to us. Based upon our internal methodology which actively monitors the asset quality and inherent risks within the loan and loss portfolio, management concludes that a loan and lease loss reserve of $14.8 million, 1.72% of total loans and leases, is appropriate as of June 30, 2012. Refer to the Asset Quality section for more information.
Deposits. As of June 30, 2012, deposits decreased by $22.1 million to $1.029 billion from $1.051 billion at December 31, 2011. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits continues to be a focus of the Banks’ business development efforts. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we have seen a shift in our balances out of NOW accounts and into non-interest bearing transaction accounts. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash coupled with servicing and maintaining client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility to our deposit balances. Refer to Note 6 - Deposits in our Unaudited Consolidated Financial Statements for additional information regarding our deposit composition.
Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $627.4 million, or 60.2%, were considered in-market deposits for the six months ended June 30, 2012. This compares to in-market deposits of $501.9 million, or 50.4%, for the year-to-date average at June 30, 2011. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits. However, changes in regulation pursuant to the Dodd-Frank Act, and other regulations by the FDIC, (including the 2011 repeal of the ban on the payment of interest on demand deposits) make it less likely that clients will maintain their balances solely with one financial institution. As a result, our Banks, our competition and the banking industry as a whole face a challenge to retaining existing deposits but also have new opportunities to develop relationships and attract new deposits.

Asset Quality
Non-performing Assets. Our non-accrual loans and leases consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$969	$2,972
Commercial real estate — non-owner occupied	1,011	2,249
Construction and land development	5,408	7,229
Multi-family	51	2,009
1-4 family	2,738	3,506
Total non-accrual commercial real estate	10,177	17,965
Commercial and industrial	3,227	1,558
Direct financing leases, net	—	18
Consumer and other:
Home equity and second mortgages	898	1,002
Other	1,149	1,223
Total non-accrual consumer and other loans	2,047	2,225
Total non-accrual loans and leases	15,451	21,766
Foreclosed properties, net	1,937	2,236
Total non-performing assets	$17,388	$24,002
Performing troubled debt restructurings	$536	$111
Total non-accrual loans and leases to gross loans and leases	1.79%	2.56%
Total non-performing assets to total assets	1.50	2.04
Allowance for loan and lease losses to gross loans and leases	1.72	1.66
Allowance for loan and lease losses to non-accrual loans and leases	95.90	65.03
As of June 30, 2012 and December 31, 2011, $11.4 million and $13.3 million of the non-accrual loans are considered troubled debt restructurings.

A summary of our non-accrual loan and lease activity from December 31, 2011 through June 30, 2012 is as follows (In Thousands):

Non-accrual loans and leases as of the beginning of the period	$21,766
Loans and leases transferred to non-accrual status	4,288
Non-accrual loans and leases returned to accrual status	(902)
Non-accrual loans and leases transferred to foreclosed properties	(1,258)
Non-accrual loans and leases partially or fully charged-off	(1,992)
Cash received and applied to principal of non-accrual loans and leases	(6,451)
Non-accrual loans and leases as of the end of the period	$15,451

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of June 30, 2012, non-performing assets as a percentage of total assets declined to 1.50% from 2.04% at December 31, 2011. We monitor early stage delinquencies to provide insight into potential future problems. Payment performance does not point to any new areas of concern as of the end of the reporting period, as approximately 99% of the loan and lease portfolio is in a current payment status. This metric can change rapidly however, if factors currently unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 of our Unaudited Consolidated Financial Statements. We are seeing improved percentages in the categories that would be considered adequate credit quality. Although we continue to see signs of asset quality improvement, we will continue to and will always actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. Therefore, we continue to experience new additions of non-accrual loans. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience elevated levels of impaired loans and leases. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interest of the Banks. As we continue to have these discussions, we expect we will continue to see further reductions in our overall non-accrual portfolio as our clients' financial performance returns to profitable levels, collateral is liquidated to provide sufficient reductions in outstanding principal, or alternatively as our clients establish different banking relationships with other institutions.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or a minimal amount of required specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover our entire principal. This practice leads to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As of June 30, 2012 and December 31, 2011, our allowance for loan and lease losses to total non-accrual loans and leases was 95.90% and 65.03%, respectively. As we begin to see improvements in asset quality and allowance for loan and lease loss reserves are measured more through general characteristics of our portfolio rather than through specific identification, we will see this ratio rise. Conversely, if we identify further impaired loans this ratio could fall should the impaired loan be adequately collateralized and therefore no specific or general reserve provided. Given our business practices and evaluation of our existing loan and lease portfolio, management believes this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2012.

The following represents additional information regarding our impaired loans and leases:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	As of and for the Year Ended December 31,
	2012	2011	2011
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$11,512	$18,706	$18,888
Impaired loans and leases with impairment reserves required	4,475	15,918	2,989
Total impaired loans and leases	15,987	34,624	21,877
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,244	3,009	888
Net impaired loans and leases	$14,743	$31,615	$20,989
Average impaired loans and leases	$19,783	$38,093	$33,793
Foregone interest income attributable to impaired loans and leases	$797	$1,535	$2,682
Interest income recognized on impaired loans and leases	(266)	(528)	(787)
Net foregone interest income on impaired loans and leases	$531	$1,007	$1,895

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. We record the charge-off through our allowance for loan and lease losses. For the six months ended June 30, 2012, we recorded net charge-offs of $1.9 million compared to recording net charge-offs for the six months ended June 30, 2011 of $3.2 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate level at June 30, 2012. However, given ongoing complexities with current workout situations, the lack of significant improvement in economic conditions and continued declines in collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies may require that certain loan and lease balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Allowance at beginning of period	$14,451	$16,802	$14,155	$16,271
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(113)	(829)	(113)	(1,016)
Commercial real estate — non owner occupied	—	(688)	—	(688)
Construction and land development	—	(1,112)	(34)	(1,570)
Multi-family	(31)	—	(130)	(3)
1-4 family	(80)	(108)	(170)	(261)
Commercial and industrial	(1,523)	(197)	(1,529)	(198)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	(59)	(23)	(67)	(113)
Other	—	(26)	(27)	(35)
Total charge-offs	(1,806)	(2,983)	(2,070)	(3,884)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	1	—	1	—
Commercial real estate — non owner occupied	—	1	—	1
Construction and land development	99	13	99	13
Multi-family	—	202	—	202
1-4 family	1	—	6	—
Commercial and industrial	22	367	64	376
Direct financing leases	—	11	—	19
Consumer and other
Home equity and second mortgages	5	50	6	61
Other	—	—	8	—
Total recoveries	128	644	184	672
Net charge-offs	(1,678)	(2,339)	(1,886)	(3,212)
Provision for loan and lease losses	2,045	1,474	2,549	2,878
Allowance at end of period	$14,818	$15,937	$14,818	$15,937
Annualized net charge-offs as a % of average gross loans and leases	0.80%	1.09%	0.45%	0.74%

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows (In Thousands):

Foreclosed properties as of December 31, 2011	$2,236
Loans transferred to foreclosed properties	1,258
Proceeds from sale of foreclosed properties	(1,315)
Net loss on sale of foreclosed properties	(123)
Impairment valuation	(119)
Foreclosed properties as of June 30, 2012	$1,937

Liquidity and Capital Resources
During the six months ended June 30, 2012 and the year ended December 31, 2011, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, or dividends received from the Banks, if any. The Corporation’s principal liquidity requirements at June 30, 2012 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2011. The Corporation's and the Banks' Board of Directors and management work in concert with the appropriate regulatory bodies on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of June 30, 2012, our immediate on-balance sheet liquidity was $254.8 million. At June 30, 2012 and December 31, 2011, the Banks had $58.7 million and $113.2 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to pay down maturing debt, pay down maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin. Should loan or lease growth opportunities be presented, we would also expect to utilize excess liquidity to fund loan and lease portfolio growth.
We had $396.5 million of outstanding brokered deposits at June 30, 2012, compared to $446.7 million of brokered deposits as of December 31, 2011, which represented 38.5% and 42.5%, respectively, of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with a goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits throughout 2012 and 2011.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the six-month period ending 2012. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with the Board of Directors approved liquidity policy, so at least one year of maturities could be funded through on balance sheet liquidity. These potential funding sources include deposits with the Federal Reserve Bank and borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. As of June 30, 2012, the available liquidity is in excess of the stated policy and is equal to approximately 27 months of maturities. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities and they have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2012 has not changed materially since December 31, 2011.

Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2012 .
There was no substantial changes in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2012 - April 30, 2012	94	$22.73	—	$177,150
May 1, 2012 - May 31, 2012	—	$—	—	177,150
June 1, 2012 - June 30, 2012	—	$—	—	177,150

(1)
The shares in this column represent the 94 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended June 30, 2012.

(2)
On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation may repurchase up to $1,000,000 of the Corporation’s outstanding stock. As of June 30, 2012, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	2012 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350

101
The following financial information from First Business Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
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

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 27, 2012	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 27, 2012	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

10.1	2012 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350

101
The following financial information from First Business Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Quarterly Report.