Form 10-Q
period 2012-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2012-10-26
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2012
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-34095
FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)
(608) 238-8008
Registrant's telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data Field required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 19, 2012 was 2,656,102 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

2

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(unaudited)
	September 30, 2012	December 31, 2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$17,494	$16,707
Short-term investments	70,348	113,386
Cash and cash equivalents	87,842	130,093
Securities available-for-sale, at fair value	202,805	170,386
Loans and leases receivable, net of allowance for loan and lease losses of $14,706 and $14,155, respectively	863,486	836,687
Leasehold improvements and equipment, net	965	999
Foreclosed properties	2,187	2,236
Cash surrender value of bank-owned life insurance	18,068	17,660
Investment in Federal Home Loan Bank stock, at cost	1,144	2,367
Accrued interest receivable and other assets	15,638	16,737
Total assets	$1,192,135	$1,177,165
Liabilities and Stockholders’ Equity
Deposits	$1,061,258	$1,051,312
Federal Home Loan Bank and other borrowings	39,482	40,292
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,531	11,032
Total liabilities	1,121,586	1,112,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,745,750 and 2,714,985 shares issued, 2,656,102 and 2,625,569 shares outstanding at September 30, 2012 and December 31, 2011, respectively	27	27
Additional paid-in capital	26,217	25,843
Retained earnings	43,343	37,501
Accumulated other comprehensive income	2,632	2,491
Treasury stock (89,648 and 89,416 shares at September 30, 2012 and December 31, 2011, respectively), at cost	(1,670)	(1,648)
Total stockholders’ equity	70,549	64,214
Total liabilities and stockholders’ equity	$1,192,135	$1,177,165

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,095	$13,047	$38,859	$39,016
Securities income	890	1,048	2,575	3,272
Short-term investments	47	24	174	76
Total interest income	14,032	14,119	41,608	42,364
Interest expense:
Deposits	3,102	4,107	10,178	13,107
Notes payable and other borrowings	735	628	2,145	1,868
Junior subordinated notes	280	280	835	832
Total interest expense	4,117	5,015	13,158	15,807
Net interest income	9,915	9,104	28,450	26,557
Provision for loan and lease losses	850	435	3,399	3,313
Net interest income after provision for loan and lease losses	9,065	8,669	25,051	23,244
Non-interest income:
Trust and investment services fee income	736	622	2,178	1,918
Service charges on deposits	532	425	1,504	1,215
Loan fees	502	380	1,245	1,079
Increase in cash surrender value of bank-owned life insurance	178	170	524	504
Credit, merchant and debit card fees	50	53	169	163
Other	251	78	383	266
Total non-interest income	2,249	1,728	6,003	5,145
Non-interest expense:
Compensation	4,224	3,840	12,455	11,413
Occupancy	294	351	958	1,050
Professional fees	400	369	1,279	1,141
Data processing	326	311	993	945
Marketing	300	295	845	823
Equipment	141	125	375	344
FDIC insurance	426	571	1,546	1,901
Collateral liquidation costs	264	155	451	574
Net (gain) loss on foreclosed properties	(14)	29	228	158
Other	890	704	2,085	1,799
Total non-interest expense	7,251	6,750	21,215	20,148
Income before income tax expense	4,063	3,647	9,839	8,241
Income tax expense	1,441	1,468	3,442	2,201
Net income	$2,622	$2,179	$6,397	$6,040
Earnings per common share:
Basic	$0.99	$0.83	$2.43	$2.32
Diluted	0.99	0.83	2.43	2.32
Dividends declared per share	0.07	0.07	0.21	0.21

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)

Net income	$2,622	$2,179	$6,397	$6,040
Other comprehensive income, before tax
Unrealized securities gains (losses) arising during the period	419	(280)	227	893
Income tax (expense) benefit	(160)	103	(86)	(355)
Comprehensive income	$2,881	$2,002	$6,538	$6,578

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335
Net income	—	—	6,040	—	—	6,040
Other comprehensive income	—	—	—	538	—	538
Share-based compensation - restricted shares	—	439	—	—	—	439
Share-based compensation - tax benefits	—	—	—	—	—	—
Cash dividends ($0.21 per share)	—	—	(547)	—	—	(547)
Treasury stock purchased (3,181 shares)	—	—	—	—	(55)	(55)
Balance at September 30, 2011	$27	$25,692	$35,301	$2,330	$(1,600)	$61,750

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	6,397	—	—	6,397
Other comprehensive income	—	—	—	141	—	141
Share-based compensation - restricted shares	—	403	—	—	—	403
Share-based compensation - tax benefits	—	48	—	—	—	48
Cash dividends ($0.21 per share)	—	—	(555)	—	—	(555)
Treasury stock purchased (4,390 shares)	—	—	—	—	(99)	(99)
Treasury stock re-issued (4,158 shares)	—	(77)	—	—	77	—
Balance at September 30, 2012	$27	$26,217	$43,343	$2,632	$(1,670)	$70,549

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Operating activities
Net income	$6,397	$6,040
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(257)	1,124
Provision for loan and lease losses	3,399	3,313
Depreciation, amortization and accretion, net	2,315	1,638
Share-based compensation	403	439
Increase in cash surrender value of bank-owned life insurance	(524)	(504)
Origination of loans for sale	(1,548)	(1,283)
Sale of loans originated for sale	1,695	1,288
Gain on sale of loans originated for sale	(147)	(5)
Net loss on foreclosed properties	228	158
Excess tax benefit from share-based compensation	(48)	(2)
Decrease in accrued interest receivable and other assets	793	1,306
Decrease in accrued interest payable and other liabilities	(323)	(696)
Net cash provided by operating activities	12,383	12,816
Investing activities
Proceeds from maturities of available-for-sale securities	41,497	31,299
Purchases of available-for-sale securities	(75,742)	(46,711)
Proceeds from sale of foreclosed properties	1,486	1,766
Payments to priority lien holders of foreclosed properties	(268)	—
Net (increase) decrease in loans and leases	(31,595)	8,741
Investment in Aldine Capital Fund, L.P.	—	(210)
Distributions from Aldine Capital Fund, L.P.	557	—
Proceeds from sale of FHLB Stock	1,223	—
Purchases of leasehold improvements and equipment, net	(441)	(274)
Premium payment on bank owned life insurance policies	—	(8)
Proceeds from surrender of bank owned life insurance policies	116	—
Net cash used in investing activities	(63,167)	(5,397)
Financing activities
Net increase in deposits	9,946	24,830
Repayment of FHLB advances	(10)	(2,009)
Net decrease in short-term borrowed funds	(800)	—
Proceeds from issuance of subordinated notes payable	6,215	—
Repayment of subordinated notes payable	(6,215)	—
Excess tax benefit from share-based compensation	48	2
Cash dividends paid	(552)	(545)
Purchase of treasury stock	(99)	(55)
Net cash provided by financing activities	8,533	22,223
Net (decrease) increase in cash and cash equivalents	(42,251)	29,642
Cash and cash equivalents at the beginning of the period	130,093	50,819
Cash and cash equivalents at the end of the period	$87,842	$80,461
Supplementary cash flow information
Interest paid on deposits and borrowings	$13,149	$16,137
Income taxes paid	3,874	2,950
Transfer to foreclosed properties	1,397	2,218
Reissuance of treasury stock	77	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as “FBFS” or the “Corporation”) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly owned subsidiaries First Business Bank (“FBB”) and First Business Bank — Milwaukee (“FBB-Milwaukee”). FBB and FBB-Milwaukee are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in Dane County and the surrounding areas with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments, a division of FBB. FBB — Milwaukee operates as a commercial banking institution in Waukesha County and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp., First Madison Investment Corp., First Business Equipment Finance, LLC and FBB Real Estate, LLC. First Madison Investment Corp. is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB — Milwaukee Real Estate, LLC.
Principles of Consolidation. The unaudited consolidated financial statements include the accounts and results of the Corporation. In accordance with the provisions of Accounting Standards Codification (ASC) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions were eliminated in consolidation.
Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2011 except as described further below in this Note 1.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements were included in the unaudited consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2012. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events were evaluated through the issuance of the unaudited consolidated financial statements.

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
For the three month periods ended September 30, 2012 and 2011, average anti-dilutive employee share-based awards totaled 54,000 and 146,979, respectively. For the nine month periods ended September 30, 2012 and 2011, average anti-dilutive employee share-based awards totaled 120,502 and 145,526, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$2,622	$2,179	$6,397	$6,040
Less: earnings allocated to participating securities	101	83	239	230
Basic earnings allocated to common shareholders	$2,521	$2,096	$6,158	$5,810

Weighted-average common shares outstanding, excluding participating securities	2,539,507	2,511,767	2,533,436	2,502,991

Basic earnings per common share	$0.99	$0.83	$2.43	$2.32

Diluted earnings per common share
Earnings allocated to common shareholders	$2,521	$2,096	$6,158	$5,810
Reallocation of undistributed earnings	—	(1)	—	—
Diluted earnings allocated to common shareholders	$2,521	$2,095	$6,158	$5,810

Weighted-average common shares outstanding, excluding participating securities	2,539,507	2,511,767	2,533,436	2,502,991
Dilutive effect of share-based awards	4,978	50	1,752	—
Weighted-average diluted common shares outstanding, excluding participating securities	2,544,485	2,511,817	2,535,188	2,502,991

Diluted earnings per common share	$0.99	$0.83	$2.43	$2.32

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of FBFS and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent unit, and any other type of award permitted by the Plan. Shares previously available for grant under the 2006 Equity Incentive Plan (the "2006 Plan") were transferred to the 2012 Equity Incentive Plan. As of September 30, 2012, 214,634 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan. The 2006 Plan was terminated on May 14, 2012.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the plans are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation became a reporting company under the Securities Exchange Act of 1934 and no Stock Options were modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, all Stock Options granted and not previously forfeited have vested.
Stock Option activity for the year ended December 31, 2011 and nine months ended September 30, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	138,766	$22.09	2.75
Granted	—	—
Exercised	—	—
Expired	(13,732)	19.00
Forfeited	—	—
Outstanding at December 31, 2011	125,034	$22.43	1.75
Exercisable at December 31, 2011	125,034	$22.43	1.75

Outstanding as of December 31, 2011	125,034	$22.43	1.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2012	125,034	$22.43	1.00
Exercisable at September 30, 2012	125,034	$22.43	1.00
Restricted Stock
Under the Plan, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the Plan are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefit of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity.
Restricted share activity for the year ended December 31, 2011 and the nine months ended September 30, 2012 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2010	101,182	$14.93
Granted	34,625	17.05
Vested	(39,939)	16.24
Forfeited	—	—
Nonvested balance as of December 31, 2011	95,868	15.15
Granted	34,923	23.02
Vested	(19,221)	16.10
Forfeited	—	—
Nonvested balance as of September 30, 2012	111,570	$17.45

As of September 30, 2012, $1.7 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over approximately 3 years. As of September 30, 2012, all restricted shares that vested were delivered. For the nine months ended September 30, 2012 and 2011, share-based compensation expense included in the consolidated statements of income totaled $403,000 and $439,000, respectively.
Note 4 — Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of September 30, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$16,177	$61	$(1)	$16,237
Municipal obligations	9,954	133	(31)	10,056
Collateralized mortgage obligations - government issued	159,846	4,114	(74)	163,886
Collateralized mortgage obligations - government-sponsored enterprises	12,563	74	(11)	12,626
	$198,540	$4,382	$(117)	$202,805

	As of December 31, 2011
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Municipal obligations	$2,736	$95	$—	$2,831
Collateralized mortgage obligations - government issued	161,443	4,022	(64)	165,401
Collateralized mortgage obligations - government-sponsored enterprises	2,169	—	(15)	2,154
	$166,348	$4,117	$(79)	$170,386

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association ("GNMA"). Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. There were no sales of securities available for sale in the three and nine month periods ended September 30, 2012 and 2011.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$83	$83
Due in one year through five years	13,131	13,180
Due in five through ten years	16,474	16,764
Due in over ten years	168,852	172,778
	$198,540	$202,805

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, the Corporation had 32 securities and 9 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2012, the Corporation held no securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the nine months ended September 30, 2012 and 2011.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$1,499	$1	$—	$—	$1,499	$1
Municipal obligations	3,601	31	—	—	3,601	31
Collateralized mortgage obligations - government issued	15,717	74	—	—	15,717	74
Collateralized mortgage obligations - government-sponsored enterprises	3,652	11	—	—	3,652	11
	$24,469	$117	$—	$—	$24,469	$117

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Collateralized mortgage obligations - government issued	$16,336	$64	$—	$—	$16,336	$64
Collateralized mortgage obligations - government-sponsored enterprises	2,076	15	—	—	2,076	15
	$18,412	$79	$—	$—	$18,412	$79
At September 30, 2012 and December 31, 2011, securities with a fair value of $22.9 million and $19.6 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank ("FHLB") advances and client letters of credit. Securities pledged also provide for future availability for additional advances from the FHLB.

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$153,534	$150,528
Commercial real estate — non-owner occupied	295,852	304,597
Construction and land development	50,158	38,124
Multi-family	57,565	43,905
1-4 family	33,602	43,513
Total commercial real estate	590,711	580,667
Commercial and industrial	255,202	237,099
Direct financing leases, net	16,462	17,128
Consumer and other
Home equity and second mortgages	4,670	4,970
Other	11,789	11,682
Total consumer and other	16,459	16,652
Total gross loans and leases receivable	878,834	851,546
Less:
Allowance for loan and lease losses	14,706	14,155
Deferred loan fees	642	704
Loans and leases receivable, net	$863,486	$836,687

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended September 30, 2012 and 2011 was $20.1 million and $10.9 million, respectively. For the nine months ended September 30, 2012 and 2011, $54.8 million and $21.0 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $20.1 million and $54.8 million for the three and nine months ended September 30, 2012 and $10.9 million and $21.0 million for the three and nine months ended September 30, 2011 have been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the three and nine months ended September 30, 2012 and 2011.
The total amount of outstanding loans transferred to third parties as loan participations sold at September 30, 2012 and December 31, 2011 was $44.7 million and $49.2 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation's continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of September 30, 2012 and December 31, 2011, the total amount of the Corporation's partial ownership of loans on the Corporation’s balance sheet was $63.9 million and $74.6 million, respectively. As of September 30, 2012 and December 31, 2011, $3.3 million and $3.4 million of the loans in this participation sold portfolio were considered impaired, respectively. Since December 2010, the Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans in accordance with the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs. The total amount of loan participations purchased on the Corporation's balance sheet as of September 30, 2012 and December 31, 2011 was $678,000 and $689,000, respectively.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of September 30, 2012 and December 31, 2011:

	Category
As of September 30, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$128,661	$6,778	$17,166	$929	$153,534
Commercial real estate — non-owner occupied	228,493	40,038	26,490	831	295,852
Construction and land development	33,845	1,485	9,089	5,739	50,158
Multi-family	49,875	6,848	793	49	57,565
1-4 family	18,331	4,510	8,074	2,687	33,602
Total commercial real estate	459,205	59,659	61,612	10,235	590,711

Commercial and industrial	231,407	7,866	14,336	1,593	255,202

Direct financing leases, net	11,933	2,862	1,667	—	16,462

Consumer and other:
Home equity and second mortgages	3,531	167	181	791	4,670
Other	10,665	—	—	1,124	11,789
Total consumer and other	14,196	167	181	1,915	16,459

Total gross loans and leases receivable	$716,741	$70,554	$77,796	$13,743	$878,834
Category as a % of total portfolio	81.56%	8.03%	8.85%	1.56%	100.00%

	Category
As of December 31, 2011	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,065	$16,488	$14,004	$2,971	$150,528
Commercial real estate — non-owner occupied	236,868	34,823	30,657	2,249	304,597
Construction and land development	20,660	5,367	4,867	7,230	38,124
Multi-family	34,162	6,930	804	2,009	43,905
1-4 family	23,266	11,637	4,993	3,617	43,513
Total commercial real estate	432,021	75,245	55,325	18,076	580,667

Commercial and industrial	198,018	25,070	12,453	1,558	237,099

Direct financing leases, net	11,398	5,026	686	18	17,128

Consumer and other:
Home equity and second mortgages	3,524	188	256	1,002	4,970
Other	10,459	—	—	1,223	11,682
Total consumer and other	13,983	188	256	2,225	16,652

Total gross loans and leases receivable	$655,420	$105,529	$68,720	$21,877	$851,546
Category as a % of total portfolio	76.97%	12.39%	8.07%	2.57%	100.00%

Credit underwriting through a committee process is a key component of the Corporation’s operating philosophy. Business development officers have relatively low individual lending authority limits, and thus a significant portion of the Corporation’s new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, asset quality grade of the credit, amount of the credit, or the related complexities of each proposal. In addition, the Corporation makes every effort to ensure that there is appropriate collateral at the time of origination to protect the Corporation’s interest in the related loan or lease.
Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon receipt and evaluation of updated financial information from our borrowers, or as other circumstances dictate. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, but are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and, depending on the size and nature of the credit, subject to various levels of review and concurrence on the stated risk rating. The Corporation groups loans into four loan and related risk categories which determine the level and nature of review by management.
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral, financial stability of the borrower, integrity or strength of the borrower’s management team or the industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination or renewal of the loan or lease. The Corporation monitors Category I loans and leases through payment performance, continued maintenance of our personal relationships with such borrowers and continued review of such borrowers' compliance with the terms of the agreement.
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends and collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are considered performing but are monitored frequently by the assigned business development officer and by a subcommittee of the Banks’ loan committees.

Category III — Loans and leases in this category are identified by the Corporation’s business development officers and senior management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored on a monthly basis by management, loan committees of the Banks, and the Banks’ Boards of Directors.
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
Utilizing regulatory terminology, the Corporation identified $24.0 million and $3.9 million of loans and leases as Substandard and Special Mention, respectively, as of September 30, 2012. As of December 31, 2011, $42.6 million of loans were considered Substandard and no loans were considered Special Mention. No loans and leases were identified as Doubtful, or Loss at September 30, 2011 and December 31, 2010. The population of Special Mention and Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of September 30, 2012 and December 31, 2011 were as follows:

As of September 30, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$152,605	$152,605
Non-owner occupied	—	—	—	—	295,388	295,388
Construction and land development	4,025	—	—	4,025	40,924	44,949
Multi-family	—	—	—	—	57,516	57,516
1-4 family	—	—	—	—	30,915	30,915
Commercial & industrial	42	—	—	42	253,567	253,609
Direct financing leases, net	—	—	—	—	16,462	16,462
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,879	3,879
Other	—	—	—	—	10,665	10,665
Total	4,067	—	—	4,067	861,921	865,988
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$117	$117	$812	$929
Non-owner occupied	—	—	464	464	—	464
Construction and land development	—	—	538	538	4,671	5,209
Multi-family	—	—	—	—	49	49
1-4 family	75	—	618	693	1,994	2,687
Commercial & industrial	—	—	208	208	1,385	1,593
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	128	128	663	791
Other	—	—	1,124	1,124	—	1,124
Total	75	—	3,197	3,272	9,574	12,846
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$117	$117	$153,417	$153,534
Non-owner occupied	—	—	464	464	295,388	295,852
Construction and land development	4,025	—	538	4,563	45,595	50,158
Multi-family	—	—	—	—	57,565	57,565
1-4 family	75	—	618	693	32,909	33,602
Commercial & industrial	42	—	208	250	254,952	255,202
Direct financing leases, net	—	—	—	—	16,462	16,462
Consumer and other:
Home equity and second mortgages	—	—	128	128	4,542	4,670
Other	—	—	1,124	1,124	10,665	11,789
Total	$4,142	$—	$3,197	$7,339	$871,495	$878,834
Percent of portfolio	0.47%	—%	0.37%	0.84%	99.16%	100.00%

As of December 31, 2011	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$106	$—	$—	$106	$147,450	$147,556
Non-owner occupied	—	131	—	131	302,217	302,348
Construction and land development	3,942	—	—	3,942	26,953	30,895
Multi-family	—	—	—	—	41,896	41,896
1-4 family	—	—	—	—	40,007	40,007
Commercial & industrial	25	—	—	25	235,516	235,541
Direct financing leases, net	—	—	—	—	17,110	17,110
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,968	3,968
Other	—	—	—	—	10,459	10,459
Total	4,073	131	—	4,204	825,576	829,780
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$2,011	$2,011	$961	$2,972
Non-owner occupied	—	155	1,625	1,780	469	2,249
Construction and land development	114	515	704	1,333	5,896	7,229
Multi-family	—	—	2,009	2,009	—	2,009
1-4 family	404	224	495	1,123	2,383	3,506
Commercial & industrial	21	—	298	319	1,239	1,558
Direct financing leases, net	—	—	—	—	18	18
Consumer and other:
Home equity and second mortgages	—	40	315	355	647	1,002
Other	—	—	1,222	1,222	1	1,223
Total	539	934	8,679	10,152	11,614	21,766
Total loans and leases
Commercial real estate:
Owner occupied	$106	$—	$2,011	$2,117	$148,411	$150,528
Non-owner occupied	—	286	1,625	1,911	302,686	304,597
Construction and land development	4,056	515	704	5,275	32,849	38,124
Multi-family	—	—	2,009	2,009	41,896	43,905
1-4 family	404	224	495	1,123	42,390	43,513
Commercial & industrial	46	—	298	344	236,755	237,099
Direct financing leases, net	—	—	—	—	17,128	17,128
Consumer and other:
Home equity and second mortgages	—	40	315	355	4,615	4,970
Other	—	—	1,222	1,222	10,460	11,682
Total	$4,612	$1,065	$8,679	$14,356	$837,190	$851,546
Percent of portfolio	0.54%	0.12%	1.02%	1.68%	98.32%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$929	$2,972
Commercial real estate — non-owner occupied	464	2,249
Construction and land development	5,209	7,229
Multi-family	49	2,009
1-4 family	2,687	3,506
Total non-accrual commercial real estate	9,338	17,965
Commercial and industrial	1,593	1,558
Direct financing leases, net	—	18
Consumer and other:
Home equity and second mortgage	791	1,002
Other	1,124	1,223
Total non-accrual consumer and other loans	1,915	2,225
Total non-accrual loans and leases	12,846	21,766
Foreclosed properties, net	2,187	2,236
Total non-performing assets	$15,033	$24,002
Performing troubled debt restructurings	$897	$111

	September 30, 2012	December 31, 2011
Total non-accrual loans and leases to gross loans and leases	1.46%	2.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.71	2.81
Total non-performing assets to total assets	1.26	2.04
Allowance for loan and lease losses to gross loans and leases	1.67	1.66
Allowance for loan and lease losses to non-accrual loans and leases	114.48	65.03

As of September 30, 2012 and December 31, 2011, $10.8 million and $13.3 million of the impaired loans were considered troubled debt restructurings, respectively. As of September 30, 2012, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of September 30, 2012			As of December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	4	$338	$277	5	$380	$352
Commercial real estate — non-owner occupied	6	972	831	6	971	902
Construction and land development	3	8,044	4,983	4	8,457	5,692
Multi-family	1	184	49	—	—	—
1-4 family	14	2,951	2,613	15	3,152	3,031
Commercial and industrial	7	2,250	1,048	9	2,394	1,393
Direct financing leases, net	—	—	—	1	32	18
Consumer and other:
Home equity and second mortgage	8	865	770	8	865	813
Other	1	2,076	1,124	1	2,076	1,222
Total	44	$17,680	$11,695	49	$18,327	$13,423

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of September 30, 2012 and December 31, 2011, our troubled debt restructurings grouped by type of concession were as follows:

	As of September 30, 2012		As of December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	2	$123	2	$127
Combination of extension and interest rate concession	26	8,630	28	9,850
Commercial and industrial
Extension of term	3	295	5	406
Combination of extension and interest rate concession	4	753	4	987
Consumer and other
Extension of term	2	1,211	5	1,603
Combination of extension and interest rate concession	7	683	4	432
Direct financing leases, net
Extension of term	—	—	1	18
Total	44	$11,695	49	$13,423

The following table provides the number of loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the nine months ended September 30, 2012, as well as the recorded investment in these restructured loans as of September 30, 2012.

	Nine months ended September 30, 2012
	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Construction and land development	1	$110
1-4 family	1	223
Commercial and industrial	1	18
Consumer and other:
Home equity and second mortgage	1	20
Total	4	$371

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Nine Months Ended September 30, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$929	$929	$—	$1,710	$124	$2	$122
Non-owner occupied	676	676	—	1,433	174	207	(33)
Construction and land development	5,209	8,786	—	6,089	190	24	166
Multi-family	49	416	—	403	58	60	(2)
1-4 family	1,813	1,915	—	2,043	113	—	113
Commercial and industrial	862	1,031	—	1,440	80	25	55
Direct financing leases, net	—	—	—	5	—	1	(1)
Consumer and other:
Home equity and second mortgages	668	668	—	782	44	1	43
Other	1,124	1,612	—	1,164	85	1	84
Total	11,330	16,033	—	15,069	868	321	547
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	155	155	155	155	2	—	2
Construction and land development	530	530	190	541	15	—	15
Multi-family	—	—	—	—	—	—	—
1-4 family	874	875	322	892	38	—	38
Commercial and industrial	731	3,361	205	1,856	170	—	170
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	123	123	94	140	7	—	7
Other	—	—	—	—	—	—	—
Total	2,413	5,044	966	3,584	232	—	232
Total:
Commercial real estate:
Owner occupied	$929	$929	$—	$1,710	$124	$2	$122
Non-owner occupied	831	831	155	1,588	176	207	(31)
Construction and land development	5,739	9,316	190	6,630	205	24	181
Multi-family	49	416	—	403	58	60	(2)
1-4 family	2,687	2,790	322	2,935	151	—	151
Commercial and industrial	1,593	4,392	205	3,296	250	25	225
Direct financing leases, net	—	—	—	5	—	1	(1)
Consumer and other:
Home equity and second mortgages	791	791	94	922	51	1	50
Other	1,124	1,612	—	1,164	85	1	84
Grand total	$13,743	$21,077	$966	$18,653	$1,100	$321	$779

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2011
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,455	$3,669	$—	$5,177	$450	$200	$250
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	6,383	9,927	—	7,974	350	48	302
Multi-family	2,009	2,246	—	3,075	362	—	362
1-4 family	2,628	3,016	—	3,160	277	108	169
Commercial and industrial	1,139	1,320	—	3,820	384	424	(40)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	803	827	—	884	62	1	61
Other	1,222	1,682	—	1,691	138	6	132
Total	18,888	26,768	—	31,042	2,447	787	1,660
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$517	$517	$13	$358	$81	$—	$81
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	846	846	130	483	48	—	48
Multi-family	—	—	34	287	—	—	—
1-4 family	989	989	337	1,017	61	—	61
Commercial and industrial	419	419	276	384	24	—	24
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity and second mortgages	199	199	79	208	20	—	20
Other	1	1	1	1	—	—	—
Total	2,989	2,989	888	2,751	235	—	235
Total:
Commercial real estate:
Owner occupied	$2,972	$4,186	$13	$5,535	$531	$200	$331
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	7,229	10,773	130	8,457	398	48	350
Multi-family	2,009	2,246	34	3,362	362	—	362
1-4 family	3,617	4,005	337	4,177	338	108	230
Commercial and industrial	1,558	1,739	276	4,204	408	424	(16)
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity and second mortgages	1,002	1,026	79	1,092	82	1	81
Other	1,223	1,683	1	1,692	138	6	132
Grand total	$21,877	$29,757	$888	$33,793	$2,682	$787	$1,895

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $7.3 million and $7.9 million as of September 30, 2012 and December 31, 2011 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $897,000 and $111,000 of loans that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
To determine the level and composition of the allowance for loan and lease losses, the Corporation breaks out the portfolio by segments and risk ratings. First, the Corporation evaluates loans and leases for potential impairment classification. The Corporation analyzes each loan and lease determined to be impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. The Corporation applies historical trends from established risk factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Nine Months Ended September 30, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(467)	(2,668)	(107)	—	(3,242)
Recoveries	291	65	38	—	394
Provision	572	2,764	83	(20)	3,399
Ending balance	$9,950	$4,138	$398	$220	$14,706
Ending balance: individually evaluated for impairment	$667	$205	$94	$—	$966
Ending balance: collectively evaluated for impairment	$9,283	$3,933	$304	$220	$13,740
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$590,711	$255,202	$16,459	$16,462	$878,834
Ending balance: individually evaluated for impairment	$10,235	$1,593	$1,915	$—	$13,743
Ending balance: collectively evaluated for impairment	$580,476	$253,609	$14,544	$16,462	$865,091
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.68%	1.62%	2.42%	1.34%	1.67%

	As of and for the Nine Months Ended September 30, 2011
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(5,444)	(471)	(325)	—	(6,240)
Recoveries	277	432	69	19	797
Provision	3,488	(338)	187	(24)	3,313
Ending balance	$9,588	$3,900	$413	$240	$14,141
Ending balance: individually evaluated for impairment	$757	$252	$82	$25	$1,116
Ending balance: collectively evaluated for impairment	$8,831	$3,648	$331	$215	$13,025
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$602,869	$224,257	$18,012	$16,324	$861,462
Ending balance: individually evaluated for impairment	$22,900	$1,714	$2,490	$25	$27,129
Ending balance: collectively evaluated for impairment	$579,969	$222,543	$15,522	$16,299	$834,333
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.59%	1.74%	2.29%	1.47%	1.64%

Note 6 — Deposits
Deposits consisted of the following:

	September 30, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$140,831	$131,761	—%	$132,230	$112,899	—%
Interest-bearing transaction accounts	38,099	34,263	0.30	23,004	25,389	0.28
Money market accounts	409,823	384,488	0.81	364,082	300,652	0.99
Certificates of deposit	81,777	84,907	1.20	85,331	80,323	1.38
Brokered certificates of deposit	390,728	409,393	2.28	446,665	486,594	2.66
Total deposits	$1,061,258	$1,044,812	1.29	$1,051,312	$1,005,857	1.70

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$148	0.81%	$—	$252	0.90%
FHLB advances	472	2,520	1.32	482	656	5.83
Line of credit	10	2,223	4.04	810	2,236	4.06
Subordinated notes payable	39,000	39,000	6.99	39,000	39,000	6.12
Junior subordinated notes	10,315	10,315	10.79	10,315	10,315	10.78
	$49,797	$54,206	7.33	$50,607	$52,459	6.94

Short-term borrowings	$482			$810
Long-term borrowings	49,315			49,797
	$49,797			$50,607
As of September 30, 2012, the Corporation was in compliance with its debt covenants under its senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. For the nine months ended September 30, 2012 and 2011, the Corporation incurred unused line fee expense of $8,000 and $7,000, respectively. The unused line fee is recorded as a component of interest expense.
During the first quarter of 2012, the Corporation sold and issued approximately $6.2 million in aggregate principal amount of subordinated debentures to certain accredited investors. The debentures have been structured to qualify as Tier 2 capital, mature on January 15, 2022 and bear a fixed interest rate of 7.5% per year for their entire term. The Corporation may, at its option, redeem the debentures, in whole or part, at any time after the fifth anniversary of issuance. The Corporation used the net proceeds from the sale of the debentures to replace a portion of its existing $39.0 million of subordinated notes payable to diversify its sources of debt, obtain a longer term fixed rate instrument and enhance its regulatory capital position.
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
September 30, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$10,056	$—	$10,056
U.S. Government agency obligations - government-sponsored enterprises	—	16,237	—	16,237
Collateralized mortgage obligations - government issued	—	163,886	—	163,886
Collateralized mortgage obligations - government-sponsored enterprises	—	12,626	—	12,626
Interest rate swaps	—	3,011	—	3,011
Liabilities:
Interest rate swaps	$—	$3,011	$—	$3,011

	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$2,831	$—	$2,831
U.S. Government agency obligations - government-sponsored enterprises	—	—	—	—
Collateralized mortgage obligations - government issued	—	165,401	—	165,401
Collateralized mortgage obligations - government-sponsored enterprises	—	2,154	—	2,154
Interest rate swaps	—	3,434	—	3,434
Liabilities:
Interest rate swaps	$—	$3,434	$—	$3,434

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the nine months ended September 30, 2012 or the year ended December 31, 2011 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Nine Months Ended September 30, 2012
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	September 30, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,813	$—	$8,415	$398	$—
Foreclosed properties	2,187	252	1,935	—	(176)

		As of and for the Year Ended December 31, 2011
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$12,787	$—	$12,787	$—	$—
Foreclosed properties	2,236	138	1,989	109	(621)

Impaired loans that are collateral dependent were written down to their fair value less costs to sell of $8.8 million and $12.8 million at September 30, 2012 and December 31, 2011, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data. In cases where such inputs were unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 13% - 100%.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of September 30, 2012, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the nine months ended September 30, 2012, $1.4 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the nine months ended September 30, 2012, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $176,000 on foreclosed properties. The activity of the Corporation's foreclosed properties is summarized as follows:

	As of and for the Nine Months Ended September 30, 2012	As of and for the Year Ended December 31, 2011
	(In Thousands)
Foreclosed properties at the beginning of the period	$2,236	$1,750
Loans transferred to foreclosed properties, at lower of cost or fair value	1,397	3,119
Payments to priority lien holders of foreclosed properties	268	—
Proceeds from sale of foreclosed properties	(1,486)	(2,213)
Net (loss) gain on sale of foreclosed properties	(52)	201
Impairment valuation	(176)	(621)
Foreclosed properties at the end of the period	$2,187	$2,236

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$87,842	$87,842	$84,342	$—	$3,500	$130,093	$130,093
Securities available-for-sale	202,805	202,805	—	202,805	—	170,386	170,386
Loans and lease receivables, net	863,486	882,020	—	8,415	873,605	836,687	840,552
Federal Home Loan Bank stock	1,144	1,144	—	—	1,144	2,367	2,367
Cash surrender value of life insurance	18,068	18,068	18,068	—	—	17,660	17,660
Accrued interest receivable	3,506	3,506	3,506	—	—	3,525	3,525
Interest rate swaps	3,011	3,011	—	3,011	—	3,434	3,434
Financial liabilities:
Deposits	$1,061,258	$1,076,019	$588,753	$487,266	$—	$1,051,312	$1,068,845
Federal Home Loan Bank and other borrowings	39,482	39,746	—	39,746	—	40,292	40,899
Junior subordinated notes	10,315	7,020	—	—	7,020	10,315	6,917
Interest rate swaps	3,011	3,011	—	3,011	—	3,434	3,434
Accrued interest payable	2,635	2,635	2,635	—	—	2,625	2,625
Off balance sheet items:
Standby letters of credit	112	112	—	—	112	81	81
Commitments to extend credit	—	*	*	*	*	—	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of September 30, 2012, the Corporation held $3.5 million of commercial paper. There was no commercial paper outstanding as of December 31, 2011. The fair value of commercial paper is considered a Level 3 input given the underlying potential for credit risks associated with the issuing companies ability to repay the investment at the stated maturity. The inputs to evaluate the credit risk of the commercial paper issuer are based upon unobservable inputs.

Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things. The fair value measurements are subject to independent verification to another pricing source on a quarterly basis to review for reasonableness. In addition, the Corporation reviews the third-party valuation methodology on a periodic basis. Any significant differences in valuation are reviewed with appropriate members of management who have the relevant technical expertise to assess the results. The Corporation has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not provide a fair value measurement for a particular security, the Corporation will estimate the fair value based on specific information about each security. Fair values derived in this manner are classified in Level 3 of the fair value hierarchy.
Loans and Leases: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts that the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Significant unobservable inputs include, but are not limited to, discounts (investor yield premiums) applied to fair value calculations to further determine the exit value of a portfolio of loans.
Federal Home Loan Bank Stock: The carrying amount of FHLB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share.
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
Financial Instruments with Off-Balance-Sheet Risks: The fair value of the Corporation’s off-balance-sheet instruments is based on quoted market prices and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counterparty. Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would generally be established at market rates at the time of the draw. Fair value would principally derive from the present value of fees received for those products.
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
Note 9 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At September 30, 2012, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $49.0 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $49.0 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in February, 2013 through June, 2022. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $3.0 million and were included in accrued interest receivable and other assets. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $3.0 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of September 30, 2012.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of September 30, 2012 and December 31, 2011.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2012	Other assets	$3,011	Other liabilities	$3,011
December 31, 2011	Other assets	$3,434	Other liabilities	$3,434

No derivative instruments held by the Corporation for the nine months ended September 30, 2012 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio the change in fair value for the nine months ended September 30, 2012 and 2011 had no net impact to the unaudited consolidated income statement.

Note 10 — Regulatory Capital
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation has updated its Capital and Liquidity Action Plan (the “Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Federal Reserve guidance urges companies to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of September 30, 2012, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2012 and December 31, 2011, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2012
Total capital
(to risk-weighted assets)
Consolidated	$127,871	13.33%	$76,746	8.00%	N/A	N/A
First Business Bank	111,665	13.06	68,417	8.00	$85,521	10.00%
First Business Bank — Milwaukee	15,635	15.12	8,273	8.00	10,341	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$77,917	8.12%	$38,373	4.00%	N/A	N/A
First Business Bank	100,944	11.80	34,209	4.00	$51,313	6.00%
First Business Bank — Milwaukee	14,339	13.87	4,136	4.00	6,205	6.00
Tier 1 capital
(to average assets)
Consolidated	$77,917	6.58%	$47,374	4.00%	N/A	N/A
First Business Bank	100,944	10.30	39,197	4.00	$48,997	5.00%
First Business Bank — Milwaukee	14,339	6.66	8,612	4.00	10,765	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB or FBB - Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB — Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A — Risk Factors in Part II of this Form 10-Q for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statement, which speaks only as of the date on which it was made. The factors described within this Form 10-Q could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
Operational Highlights

•	Total assets were $1.192 billion as of September 30, 2012 compared to $1.177 billion as of December 31, 2011.

•
Net income for the three months ended September 30, 2012 was $2.6 million compared to net income of $2.2 million for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $6.4 million compared to net income of $6.0 million for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2011 included a substantial one-time tax benefit resulting from a change in Wisconsin tax law during the second quarter of 2011.

•
Diluted earnings per common share for the three months ended September 30, 2012 were $0.99 compared to diluted earnings per common share of $0.83 for the three months ended September 30, 2011. Diluted earnings per common share for the nine months ended September 30, 2012 were $2.43 compared to diluted earnings per common share of $2.32 for the nine months ended September 30, 2011.

•
Net interest margin increased by 10 basis points to 3.50% for the three months ended September 30, 2012 compared to 3.40% for the three months ended September 30, 2011. Net interest margin increased by seven basis points to 3.38% for the nine months ended September 30, 2012 compared to 3.31% for the nine months ended September 30, 2011.

•
Top line revenue, the sum of net interest income and non-interest income, increased 12.3% to $12.2 million for the three months ended September 30, 2012 compared to $10.8 million for the three months ended September 30, 2011. Top line revenue increased 8.7% to $34.5 million for the nine months ended September 30, 2012 compared to $31.7 million for the nine months ended September 30, 2011.

•
Provision for loan and lease losses was $850,000 for the three months ended September 30, 2012 compared to $435,000 for same time period in the prior year. Provision for loan and lease losses was $3.4 million for the nine months ended September 30, 2012 compared to $3.3 million for the comparable period of 2011. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.67% at September 30, 2012 and 1.66% at December 31, 2011.

•
The effective tax rate was 35.0% for the nine months ended September 30, 2012 compared to an effective tax rate of 26.7% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2011 includes a substantial one-time tax benefit resulting from a change in Wisconsin tax law during the second quarter of 2011.

•	Non-performing assets as a percentage of total assets were 1.26% at September 30, 2012 compared to 2.04% at December 31, 2011.

•	Non-accrual loans declined by $8.9 million, or 41.0%, to $12.8 million at September 30, 2012 from $21.8 million at December 31, 2011.

•
Annualized return on average equity and annualized return on average assets were 15.10% and 0.88%, respectively, for the three month period ended September 30, 2012, compared to 14.02% and 0.78%, respectively, for the same time period in 2011. Annualized return on average equity and annualized return on average assets were 12.57% and 0.72%, respectively for the nine month period ended September 30, 2012, compared to 13.67% and 0.72%, respectively for the nine month period ended September 30, 2011. Annualized return on average equity and annualized return on average assets for the nine months ended September 30, 2011 were positively impacted by a substantial one-time tax benefit resulting from a change in Wisconsin tax law during the second quarter of 2011.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 12.3% and 8.7% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in Thousands)
Net interest income	$9,915	$9,104	8.9%	$28,450	$26,557	7.1%
Non-interest income	2,249	1,728	30.2	6,003	5,145	16.7
Total top line revenue	$12,164	$10,832	12.3	$34,453	$31,702	8.7
Core Earnings
Core earnings is comprised of our pre-tax income adding back our provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our core earnings metric has improved by 19.2% and 15.0% when comparing the three and nine months ended September 30, 2012, respectively, to the three and nine months ended September 30, 2011.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in Thousands)
Income before income tax expense	$4,063	$3,647	11.4%	$9,839	$8,241	19.4%
Add back:
Provision for loan and lease losses	850	435	95.4	3,399	3,313	2.6
Net (gain) loss on foreclosed properties	(14)	29	*	228	158	44.3
Core earnings	$4,899	$4,111	19.2	$13,466	$11,712	15.0
*Not Meaningful
Return on Average Assets and Return on Average Equity
Annualized return on average assets ("ROAA") for the three months ended September 30, 2012 was 0.88% compared to 0.78% for the three months ended September 30, 2011. The increase in annualized ROAA for the three months ended September 30, 2012 as compared to the ROAA for the three months ended September 30, 2011 is primarily due to the improvement in net income. ROAA for the nine months ended September 30, 2012 and September 30, 2011 was 0.72%. ROAA remained flat for this period despite improvement in net income due to the recognition of a substantial tax benefit during the second quarter of 2011 as a result of the enactment of a new Wisconsin tax law which was not a recurring benefit. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

Annualized return on average equity ("ROE") for the three months ended September 30, 2012 was 15.10% compared to 14.02% for the three months ended September 30, 2011. The improvement in ROE for this period was primarily the result of improved net income. Annualized return on average equity for the nine months ended September 30, 2012 was 12.57% compared to 13.67% for the nine months ended September 30, 2011. The annualized return on equity for the nine month period of 2012 decreased as a result of an increase in our average equity which outpaced the increase in our net interest income over the comparable periods. The increase in our average equity is primarily driven by continued quarterly profits between the measurement periods. In addition, we recognized a substantial tax benefit during the second quarter of 2011 caused by the enactment of a new Wisconsin tax law which was not a recurring benefit. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income
Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and nine months ended September 30, 2012 compared to the same period of 2011.

	Increase (Decrease) for the Three Months Ended September 30,				Increase (Decrease) for the Nine Months Ended September 30,
	2012 Compared to 2011				2012 Compared to 2011
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(34)	$(209)	$1	$(242)	$248	$(1,399)	$(14)	$(1,165)
Commercial and industrial loans	(312)	713	(51)	350	(409)	1,626	(53)	1,164
Direct financing leases	(27)	(16)	2	(41)	(48)	(59)	4	(103)
Consumer and other loans	(5)	(14)	—	(19)	(6)	(48)	1	(53)
Total loans and leases receivable	(378)	474	(48)	48	(215)	120	(62)	(157)
Mortgage-related securities	(279)	51	(14)	(242)	(982)	198	(60)	(844)
Other investment securities	—	105	(21)	84	—	176	(28)	148
FHLB Stock	1	—	(1)	—	2	(1)	—	1
Short-term investments	10	9	4	23	12	73	11	96
Total net change in income on interest-earning assets	(646)	639	(80)	(87)	(1,183)	566	(139)	(756)
Interest-bearing liabilities
Transaction accounts	2	11	2	15	5	16	1	22
Money market	(213)	260	(79)	(32)	(372)	716	(126)	218
Certificates of deposit	(32)	32	(4)	(4)	(115)	51	(7)	(71)
Brokered certificates of deposit	(449)	(625)	90	(984)	(1,634)	(1,746)	282	(3,098)
Total deposits	(692)	(322)	9	(1,005)	(2,116)	(963)	150	(2,929)
FHLB advances	(7)	100	(91)	2	(24)	79	(61)	(6)
Other borrowings	53	48	4	105	320	(32)	(5)	283
Junior subordinated debentures	—	—	—	—	3	—	—	3
Total net change in expense on interest-bearing liabilities	(646)	(174)	(78)	(898)	(1,817)	(916)	84	(2,649)
Net change in net interest income	$—	$813	$(2)	$811	$634	$1,482	$(223)	$1,893

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended September 30, 2012 and 2011. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2012			2011
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$590,709	$7,986	5.41%	$606,124	$8,228	5.43%
Commercial and industrial loans(1)	255,775	4,736	7.41	220,004	4,386	7.97
Direct financing leases(1)	15,459	210	5.43	16,497	251	6.09
Consumer and other loans	16,942	163	3.85	18,382	182	3.96
Total loans and leases receivable(1)	878,885	13,095	5.96	861,007	13,047	6.06
Mortgage-related securities(2)	176,369	805	1.83	168,219	1,047	2.49
Other investment securities(3)	24,353	85	1.40	230	1	2.49
Federal Home Loan Bank stock	1,328	1	0.37	2,367	1	0.10
Short-term investments	53,284	46	0.35	38,170	23	0.25
Total interest-earning assets	1,134,219	14,032	4.95	1,069,993	14,119	5.28
Non-interest-earning assets	54,386			52,160
Total assets	$1,188,605			$1,122,153
Interest-bearing liabilities
Transaction accounts	$39,640	32	0.32	$23,647	17	0.29
Money market	392,131	676	0.69	286,893	708	0.99
Certificates of deposit	85,934	248	1.15	76,337	252	1.32
Brokered certificates of deposit	398,283	2,146	2.16	497,585	3,130	2.52
Total interest-bearing deposits	915,988	3,102	1.35	884,462	4,107	1.86
FHLB advances	6,560	10	0.63	486	8	6.58
Other borrowings	42,034	725	6.90	39,010	620	6.36
Junior subordinated notes	10,315	280	10.86	10,315	280	10.86
Total interest-bearing liabilities	974,897	4,117	1.69	934,273	5,015	2.15
Non-interest-bearing demand deposit accounts	133,479			115,332
Other non-interest-bearing liabilities	10,765			10,382
Total liabilities	1,119,141			1,059,987
Stockholders’ equity	69,463			62,166
Total liabilities and stockholders’ equity	$1,188,604			$1,122,153
Net interest income		$9,915			$9,104
Interest rate spread			3.26%			3.13%
Net interest-earning assets	$159,322			$135,720
Net interest margin			3.50%			3.40%
Average interest-earning assets to average interest-bearing liabilities	116.34%			114.53%
Return on average assets	0.88			0.78
Return on average equity	15.10			14.02
Average equity to average assets	5.84			5.54
Non-interest expense to average assets	2.44			2.41

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Net interest income increased by $811,000, or 8.9%, during the three months ended September 30, 2012 compared to the same period in 2011. The increase in net interest income is primarily attributable to favorable volume variances associated with an increasing commercial and industrial portfolio and further influenced by declining brokered certificates of deposit balances. Given excess liquidity, we have not replaced a substantial amount of our brokered certificates of deposit upon maturity. Any newly issued brokered deposits were issued at substantially lower rates than the brokered deposit being replaced due to the current low rate environment.
The yield on average earning assets for the three months ended September 30, 2012 was 4.95% compared to 5.28% for the three months ended September 30, 2011. The yield on average earning assets for the three months ended September 30, 2012 was negatively affected by the decline in the overall yield earned on the investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are primarily reinvested in additional collateralized mortgage obligations and to a lesser extent tax-exempt municipal securities. Given the continued low rate environment, the overall coupon on new collateralized mortgage obligation purchases has typically been lower than the rates on securities that experience prepayments. This has caused the mortgage-related securities yield to decline by approximately 66 basis points to 1.83% for the three months ended September 30, 2012 from 2.49% for the three months ended September 30, 2011. In an effort to redeploy excess on-balance-sheet liquidity, in late 2011 and throughout 2012, the Banks have been investing in tax-exempt municipal obligations and U.S. Government agency obligations. Tax-exempt municipal obligations purchased are of investment grade and are subject to financial criteria established by us based on financial information made available by the issuing municipality. Our average yield on these types of securities for the three months ended September 30, 2012 was 1.40%. Yields for tax-exempt municipal obligations are not presented on a tax equivalent basis. While we view this as an improvement in yield compared to keeping the excess cash on deposit with the Federal Reserve, the continued low rate environment does not present an opportunity for acquiring high yielding securities without also adding credit or duration risk. The Banks remain committed to utilizing the investment portfolio as a source of liquidity.
The total loans and leases receivable yield was 5.96% for the three months ended September 30, 2012 compared to 6.06% for the three months ended September 30, 2011. As we have continued to focus on originating commercial and industrial loans, we have experienced a decline in the average balance of commercial real estate loans as a percentage of total loans. Conversely we have increased our average balance of commercial and industrial loans. Given the competitive marketplace, the spreads earned on the commercial and industrial segment of our loan and lease portfolio have been reduced to 7.41% for the three months ended September 30, 2012 from 7.97% for the same time period in 2011. Generally, we expect our commercial and industrial portfolio to exhibit higher yields than our commercial real estate portfolio. The overall yield on the loan and lease portfolio will continue to be influenced by a change in mix of loan types.
The overall weighted average rate paid on interest-bearing liabilities was 1.69% for the three months ended September 30, 2012, a decrease of 46 basis points from 2.15% for the three months ended September 30, 2011. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decreasing rate paid on our interest-bearing deposits. The weighted average rate paid on our interest-bearing deposits was 1.35% for the three months ended September 30, 2012, a decrease of 51 basis points from 1.86% for the three months ended September 30, 2011. We have been successful in attracting in-market deposits, specifically money market deposits, which has provided us the opportunity to reduce our dependency on brokered certificates of deposit. Also, the continued low interest rate environment has allowed us to lower the overall rate paid on our in-market deposits. Average brokered certificates of deposit decreased by $99.3 million to $398.3 million from $497.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
Net interest margin increased 10 basis points to 3.50% for the three months ended September 30, 2012 compared to 3.40% for the three months ended September 30, 2011. Collectively, reducing our overall cost of funds by way of changing the mix of our deposit base, exhibiting modest growth in our loan and lease portfolio, and shifting of the mix of the loan and lease portfolio have each positively influenced our net interest margin. However, the continued elevated levels of short-term investments and the effects of expanding our investment portfolio in a low rate environment have offset opportunities to further improve the net interest margin. The overall level of our margin is negatively impacted by the sizable amount of excess liquidity on our balance sheet. As we employ initiatives to reduce our overall short-term cash position, all else being equal, we expect that our margin will improve as we invest the excess liquidity in higher yielding alternatives, such as approved investment securities and loan and lease growth.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the nine months ended September 30, 2012 and 2011. The average balances are derived from average daily balances.

	For the Nine Months Ended September 30,
	2012			2011
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$578,798	$23,790	5.48%	$613,175	$24,955	5.43%
Commercial and industrial loans(1)	241,967	13,884	7.65	214,548	12,720	7.90
Direct financing leases(1)	15,980	685	5.72	17,262	788	6.09
Consumer and other loans	17,301	500	3.85	18,930	553	3.90
Total loans and leases receivable(1)	854,046	38,859	6.07	863,915	39,016	6.02
Mortgage-related securities(2)	170,975	2,426	1.89	161,224	3,270	2.70
Other investment securities(3)	13,599	149	1.46	77	1	2.47
Federal Home Loan Bank stock	1,669	3	0.25	2,367	2	0.10
Short-term investments	81,952	171	0.28	41,599	75	0.24
Total interest-earning assets	1,122,241	41,608	4.94	1,069,182	42,364	5.28
Non-interest-earning assets	55,748			50,153
Total assets	$1,177,989			$1,119,335
Interest-bearing liabilities
Transaction accounts	$34,263	77	0.30	$26,682	55	0.27
Money market	384,488	2,326	0.81	286,980	2,108	0.98
Certificates of deposit	84,907	764	1.20	80,064	835	1.39
Brokered certificates of deposit	409,393	7,011	2.28	494,894	10,109	2.72
Total interest-bearing deposits	913,051	10,178	1.49	888,620	13,107	1.97
FHLB advances	2,520	25	1.32	709	31	5.83
Other borrowings	41,371	2,120	6.83	42,099	1,837	5.82
Junior subordinated notes	10,315	835	10.79	10,315	832	10.75
Total interest-bearing liabilities	967,257	13,158	1.81	941,743	15,807	2.24
Non-interest-bearing demand deposit accounts	131,761			108,293
Other non-interest-bearing liabilities	11,097			10,391
Total liabilities	1,110,115			1,060,427
Stockholders’ equity	67,874			58,908
Total liabilities and stockholders’ equity	$1,177,989			$1,119,335
Net interest income		$28,450			$26,557
Interest rate spread			3.13%			3.04%
Net interest-earning assets	$154,984			$127,439
Net interest margin			3.38%			3.31%
Average interest-earning assets to average interest-bearing liabilities	116.02%			113.53%
Return on average assets	0.72			0.72
Return on average equity	12.57			13.67
Average equity to average assets	5.76			5.26
Non-interest expense to average assets	2.37			2.40

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Net interest income increased by $1.9 million, or 7.13%, during the nine months ended September 30, 2012 compared to the same period in 2011. The increase in net interest income during the nine month period is primarily attributable to favorable rate and volume variances from lower cost and lower average balance of brokered certificates of deposit, partially offset by unfavorable rate variances affiliated with mortgage-related securities portfolio.
The yield on average earning assets for the nine months ended September 30, 2012 was 4.94% compared to 5.28% for the nine months ended September 30, 2011. The decline in the yield on average earning assets is related to the overall decline in the yield on the mortgage-related securities portfolio and an elevated amount of short-term investments as a percentage of total earning assets. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are primarily reinvested in additional collateralized mortgage obligations and to a lesser extent tax-exempt obligations and other agency securities. Given the continued low rate environment, the overall rate on the new purchases has typically been lower than the rates on securities that experience prepayments. The year-to-date average balance of short-term investments increased by approximately $40.4 million while its yield improved only modestly to 0.28% from 0.24% in the 2011 period. The increase in earning assets at this low yield has negatively impacted the overall yield on average earning assets. We continue to evaluate ways to redeploy the excess liquidity at a risk level prudent to the successful management of our balance sheet. In addition, the overall yield on the loan and lease portfolio will be influenced by a change in mix of loan and lease types. As we continue to focus on growing and originating more commercial and industrial loans, we expect that the yield on earning assets will continue to improve in the current low interest rate environment.
The overall weighted average rate paid on interest-bearing liabilities was 1.81% for the nine months ended September 30, 2012, a decrease of 43 basis points from 2.24% for the nine months ended September 30, 2011. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of certain maturing certificates of deposit, including brokered certificates of deposit, at lower current market rates and a lower rate paid on our money market accounts. The continued low rate environment coupled with the maturity structure of our brokered certificates of deposit portfolio has provided us the opportunity to be able to manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.
Net interest margin increased approximately seven basis points to 3.38% for the nine months ended September 30, 2012 compared to 3.31% for the nine months ended September 30, 2011. Reducing our overall cost of funds and shifting the mix of the loan and lease portfolio has positively influenced our net interest margin; however, the significant increase in the average size of our short-term investment portfolio and an increased investment portfolio at lower rates due to the current, ongoing low rate environment has primarily offset any benefit of net interest margin improvement in this period, resulting in a relatively stable net interest margin. The overall level of our margin is negatively impacted by the sizable amount of excess liquidity on our balance sheet. As we employ initiatives to reduce our overall short-term cash position, assuming all other factors remain constant, we expect that our margin will improve as we invest excess liquidity in higher yielding alternatives, such as approved investment securities and loan and lease growth.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $850,000 and $435,000 for the three months ended September 30, 2012 and 2011, respectively. The provision for loan and lease losses totaled $3.4 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the three and nine months ended September 30, 2012 and 2011, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$55	$(719)	$1,290	$(230)
Increase in allowance for loan and lease loss reserve due to subjective factor changes	—	—	—	61
Charge-offs in excess of specific reserves	840	1,181	2,030	4,127
Recoveries	(211)	(125)	(394)	(796)
Change in inherent risk of the loan and lease portfolio	166	98	473	151
Total provision for loan and lease losses	$850	$435	$3,399	$3,313

The establishment/modification of specific reserves on impaired loans represents new specific reserves established on impaired loans where, although collateral shortfalls are present, we believe that we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.
Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees increased $521,000, or 30.2%, to $2.2 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011. The increase was primarily due to an increase in trust and investment services fee income, service charges on deposits, loan fees and other non-interest income.
Trust and investment services fee income increased by $114,000, or 18.3%, to $736,000 for the three months ended September 30, 2012 from $622,000 for the three months ended September 30, 2011. Trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.
At September 30, 2012, we had $581.8 million of trust assets under management compared to $532.6 million at December 31, 2011 and $458.0 million at September 30, 2011. Assets under administration were $164.3 million at September 30, 2012 compared to $129.7 million at December 31, 2011 and $123.9 million at September 30, 2011. The growth in assets under management is primarily due to establishing new relationships. A significant amount of growth occurred during the fourth quarter of 2011, when a large client utilized our expertise in handling a substantial transaction as part of its business succession plan. During the third quarter of 2012, this client made its final determination to diversify its assets with various asset managers and as a result a substantial portion of these assets are no longer managed by us. In accordance with our operating philosophy, we focus on obtaining and managing larger than average client relationships. Accordingly, our assets under management and administration can be meaningfully influenced by the addition or loss of a client relationship.
Service charges on deposits increased by $107,000, or 25.2%, to $532,000 for the three months ended September 30, 2012 from $425,000 for the three months ended September 30, 2011. The increase of service charges on deposits was primarily related to an increase in deposit relationships associated with commercial and industrial clients, who tend to have higher transaction volumes resulting in the generation of service charge income.

Loan fees increased by $122,000, or 32.1%, to $502,000 for the three months ended September 30, 2012 from $380,000 for the three months ended September 30, 2011. The increase in loan fees was primarily related to the collection of certain loan administration fees in accordance with loan contracts upon the strategic exit of certain loan relationships.
Other non-interest income increased $173,000, or 221.8%, to $251,000 for the three months ended September 30, 2012 from $78,000 for the three months ended September 30, 2011. The increase in other non-interest income is directly related to a $144,000 one-time gain we recognized on the sale of our credit card portfolio during the third quarter of 2012. Prior to the sale, outstanding credit card balances were approximately $968,000. Subsequent to our deconversion date, we will not have any further on-going involvement with this portfolio.
Non-interest income increased $858,000, or 16.7%, to $6.0 million for the nine months ended September 30, 2012 from $5.1 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in trust and investment services fee income and service charges on deposits.
Trust and investment services fee income increased by $260,000, or 13.6%, to $2.2 million for the nine months ended September 30, 2012 from $1.9 million for the nine months ended September 30, 2011. Consistent with the third quarter activity, trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.
Service charges on deposits increased by $289,000, or 23.8%, to $1,504,000 for the nine months ended September 30, 2012 from $1,215,000 for the nine months ended September 30, 2011. Similar to the discussion of results for the three month period, the increase of deposit service charge income in the nine month period of 2012 was primarily related to an increase in deposit relationships associated with commercial and industrial clients, who tend to have higher transaction volumes resulting in the generation of service charge income.
Loan fees increased by $166,000, or 15.4%, to $1.2 million for the nine months ended September 30, 2012 from $1.1 million for the nine months ended September 30, 2011. The increase is due to an increase in letter of credit fees and loan administration fees collected per existing client contracts upon the exit of certain loan relationships.
Other non-interest income increased by $117,000, or 44.0%, to $383,000 for the nine months ended September 30, 2012 from $266,000 for the nine months ended September 30, 2011. The increase is primarily due to the gain on sale of our credit card portfolio during the third quarter of 2012 and increased gains on sales of leased assets due to lease terminations, partially offset by a decrease on rental income as we are no longer subleasing a component of our office space.
Non-interest expense. Non-interest expense increased by $501,000, or 7.4%, to $7.3 million for the three months ended September 30, 2012 from $6.8 million for the comparable period of 2011. The increase in non-interest expense was primarily caused by an increase in compensation expense, collateral liquidation costs and other non-interest expenses, partially offset by a decline in FDIC insurance expense.
Compensation expense increased by $384,000, or 10.0%, to $4.2 million for the three months ended September 30, 2012 from $3.8 million for the three months ended September 30, 2011. The increase was primarily due to new positions filled in support of strategic initiatives coupled with annual merit increases.
Collateral liquidation costs increased by $109,000, or 70.3%, to $264,000 for the three months ended September 30, 2012 from $155,000 for the three months ended September 30, 2011. Collateral liquidation costs are expenses incurred by us to facilitate resolution of certain problem commercial loans. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for the liquidation of collateral underlying each such individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item. The collateral liquidation costs incurred during the three months ended September 30, 2012 are primarily attributable to two lending relationships from which we have completed or nearly completed our exit.
FDIC insurance expense decreased by $145,000, or 25.4%, to $426,000 for the three months ended September 30, 2012 from $571,000 for the three months ended September 30, 2011. FDIC Insurance expense is based upon a formula that incorporates a variety of risk elements including but not limited to average total assets, average tangible equity and overall risk profile of the institution. A change in any one of these risk elements during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.

Non-interest expense increased by $1.1 million, or 5.3%, to $21.2 million for the nine months ended September 30, 2012 from $20.1 million for the comparable period of 2011. The increase in non-interest expense was primarily caused by an increase in compensation expense and professional fees, and was partially offset by a decline in FDIC insurance and collateral liquidation costs.
Compensation expense increased by $1.0 million, or 9.1%, to $12.5 million for the nine months ended September 30, 2012 from $11.4 million for the nine months ended September 30, 2011. The increase was due to increased salary expense, which was primarily the result of new positions filled in support of strategic initiatives and annual merit increases. Other increased ancillary compensation costs include amounts associated with higher health insurance premiums and larger accruals for individual incentive compensation programs.
Professional fees increased by $138,000, or 12.1%, to $1.3 million for the nine months ended September 30, 2012 from $1.1 million for the nine months ended September 30, 2011. The increase in professional fees was primarily due to increased audit and tax fees associated with new compliance requirements for 2012, fees incurred for regulatory examinations and recruiting expenses incurred to hire new business development officers in support of our strategic initiatives.
FDIC insurance expense decreased by $355,000, or 18.7%, to $1.5 million for the nine months ended September 30, 2012 from $1.9 million for the nine months ended September 30, 2011. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to implement revisions required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), including, among other changes, modifying the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculation and changing the assessment rate adjustments. This amendment resulted in a reduced FDIC insurance cost for our Banks.
Collateral liquidation costs decreased by $123,000, or 21.4%, to $451,000 for the nine months ended September 30, 2012 from $574,000 for the nine months ended September 30, 2011. We have been successful in reducing our levels of non-performing loans and therefore incurred a lower level of collateral liquidation costs year over year. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for the liquidation of collateral underlying each such individual loan.
Income Taxes. Income tax expense was $3.4 million for the nine months ended September 30, 2012, with an effective tax rate of 35.0% compared to income tax expense of $2.2 million for the nine months ended September 30, 2011, with an effective tax rate of 26.7%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Nine Months Ended September 30,
	2012	2011
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.8	10.8
FIN 48 expense, net of federal benefit	0.4	—
Bank owned life insurance	(1.8)	(2.1)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.0)	(2.7)
Release of valuation allowance	—	(15.2)
Discrete items	—	1.1
Other	0.6	0.8
	35.0%	26.7%
The primary difference between the effective tax rate for the nine months ended September 30, 2012 and 2011 was due to the recognition of two discrete items affecting state income taxes and release of valuation allowance that were recognized in the second quarter of 2011 that had a net positive impact on the effective tax rate. In June 2011, FBB and First Business Capital Corp (FBCC) entered into a confidential net settlement with the Wisconsin Department of Revenue. The net settlement of this matter with the Wisconsin Department of Revenue did not result in a liability materially different than that which had been previously accrued. In addition, on June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provided that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired.
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
Financial Condition
General. Our total assets remained relatively stable at $1.192 billion as of September 30, 2012 compared to $1.177 billion at December 31, 2011.
Short-term investments. Short-term investments decreased by $43.0 million to $70.3 million at September 30, 2012 from $113.4 million at December 31, 2011. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion. During the second quarter of 2012, the Banks also began investing in commercial paper. The commercial paper instruments have durations generally between 30-60 days and provide a higher yielding alternative to the rate paid by the Federal Reserve Bank. The overall decline in short-term investments is primarily due to reducing excess liquidity by allowing maturing brokered certificates of deposit to run off, increasing the size of our available-for-sale investment portfolio and supporting the growth in our loan and lease receivables portfolio.
Securities. Securities available-for-sale increased by $32.4 million to $202.8 million at September 30, 2012 compared to $170.4 million at December 31, 2011. During this time period, we reinvested cash flows received from our securities through purchases of additional securities. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as substantially all of the obligations we hold were issued by the GNMA, a U.S. government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The addition of tax-exempt municipal securities provides for further opportunity to improve our overall yield on our investment portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities primarily in Wisconsin.
As we continue to evaluate the level of on-balance-sheet liquidity, we have started purchasing U.S. Government agency obligations, primarily those obligations issued by FHLMC and FNMA. We have structured these purchases to have bullet maturities within two to four years from the issue date. Certain of the securities contain either quarterly or one-time call features. The maturity structure of our securities portfolio allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to immediately borrow funds from our various funding sources and proactively adjust the portfolio should interest rates rise within the next two to four years. Our management deems these investments to be creditworthy and believes that these investments exhibit appropriate market yields for the risks assumed. As additional appropriate investment securities are available in the marketplace, we expect that additional investments will be purchased.
During the nine months ended September 30, 2012, we recognized unrealized holding gains of $227,000 through other comprehensive income. The majority of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. We use a third party pricing service as our primary source of market prices for our investment portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification on representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and overall analytical expectation of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third party pricing vendor's pricing methodology for pricing relevant securities and results of internal control assessments. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the market value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase or the credit quality of the securities decline, the market value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2012.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $26.8 million, or 3.2%, to $863.5 million at September 30, 2012 from $836.7 million at December 31, 2011. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at September 30, 2012 remained generally consistent with the mix at December 31, 2011, with a continued concentration in commercial real estate mortgage loans at approximately 67% of our total loan and lease portfolio. For the nine months ended September 30, 2012, we have experienced growth over our prior year end balances. We are successfully adding new relationships to our portfolio and are beginning to see signs of increased demand for lending opportunities. The economic environment continues to present challenges and the growth percentage of our loan and lease portfolio is below historical growth levels. We have also experienced greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity. We remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Nonetheless, we expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.67% as of September 30, 2012 and 1.66% as of December 31, 2011. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.46% at September 30, 2012 compared to 2.56% at December 31, 2011. Non-performing loans decreased $8.9 million, or 41.0%, to $12.8 million at September 30, 2012 compared to $21.8 million at December 31, 2011. As we are experiencing improvements in asset quality trends, our allowance for loan and lease loss reserves are measured more through general characteristics of our portfolio rather than through specific identification. As a result of this measurement and methodology, the allowance for loan loss as a percentage of total loans and leases has remained relatively stable as compared to December 31, 2011. We continue to aggressively work through our problem loans and leases and are experiencing success in certain exit strategies; yet, we continue to identify new loans or leases where we believe the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements, thus requiring a consistent level of allowance for loan loss reserve.
During the nine months ended September 30, 2012, we recorded net charge-offs on impaired loans and leases of approximately $2.8 million, comprised of $3.2 million of charge-offs and $394,000 of recoveries. During the nine months ended September 30, 2011, we recorded net charge-offs on impaired loans and leases of approximately $5.4 million, comprised of $6.2 million of charge-offs and $797,000 of recoveries. In 2012, the charge-offs recorded were primarily due to losses incurred through liquidation efforts on one commercial and industrial client and to a lesser extent based upon a decline in real estate values in certain of our market areas. In 2011, the charge-offs recorded were primarily due to declining real estate values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have other means to repay the obligation. Given the current economic and credit environment, collateral dependent loans represent increased risk to us. Based upon our internal methodology which actively monitors the asset quality and inherent risks within the loan and loss portfolio, management concluded that a loan and lease loss reserve of $14.7 million, or 1.67% of total loans and leases, is appropriate as of September 30, 2012. Refer to the Asset Quality section for more information.
Deposits. As of September 30, 2012, deposits increased by $9.9 million to $1.061 billion from $1.051 billion at December 31, 2011. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits continues to be a focus of the Banks’ business development efforts. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we have seen a shift in our balances out of NOW accounts and into non-interest bearing transaction accounts. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash coupled with servicing and maintaining client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility to our deposit balances. Refer to Note 6 - Deposits in our Unaudited Consolidated Financial Statements for additional information regarding our deposit composition.

Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $635.4 million, or 60.8%, were considered in-market deposits for the nine months ended September 30, 2012. This compares to in-market deposits of $502.0 million, or 50.4%, for the year-to-date average at September 30, 2011. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposit. However, changes in regulation pursuant to the Dodd-Frank Act, and other regulations by the FDIC, make it less likely that clients will maintain their balances solely with one financial institution. As a result, our Banks, our competition and the banking industry as a whole face a challenge to retaining existing deposits but also have new opportunities to develop relationships and attract new deposits.

Asset Quality
Non-performing Assets. Our non-accrual loans and leases consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$929	$2,972
Commercial real estate — non-owner occupied	464	2,249
Construction and land development	5,209	7,229
Multi-family	49	2,009
1-4 family	2,687	3,506
Total non-accrual commercial real estate	9,338	17,965
Commercial and industrial	1,593	1,558
Direct financing leases, net	—	18
Consumer and other:
Home equity and second mortgages	791	1,002
Other	1,124	1,223
Total non-accrual consumer and other loans	1,915	2,225
Total non-accrual loans and leases	12,846	21,766
Foreclosed properties, net	2,187	2,236
Total non-performing assets	$15,033	$24,002
Performing troubled debt restructurings	$897	$111
Total non-accrual loans and leases to gross loans and leases	1.46%	2.56%
Total non-performing assets to total loans and leases plus other real estate owned	1.71	2.81
Total non-performing assets to total assets	1.26	2.04
Allowance for loan and lease losses to gross loans and leases	1.67	1.66
Allowance for loan and lease losses to non-accrual loans and leases	114.48	65.03
As of September 30, 2012 and December 31, 2011, $10.8 million and $13.3 million of the non-accrual loans are considered troubled debt restructurings.
A summary of our non-accrual loan and lease activity from December 31, 2011 through September 30, 2012 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$21,766
Loans and leases transferred to non-accrual status	4,288
Non-accrual loans and leases returned to accrual status	(1,287)
Non-accrual loans and leases transferred to foreclosed properties	(1,397)
Non-accrual loans and leases partially or fully charged-off	(3,235)
Cash received and applied to principal of non-accrual loans and leases	(7,289)
Non-accrual loans and leases as of the end of the period	$12,846

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of September 30, 2012, non-performing assets as a percentage of total assets declined to 1.26% from 2.04% at December 31, 2011. The exit strategies undertaken, including but not limited to foreclosure actions, charge-offs, and pay-offs, have outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases. As foreclosure is a viable exit strategy for us to pursue, we are seeing an overall reduction in our non-performing assets to total loans and leases and foreclosed properties. Total non-performing assets to total loans and leases and foreclosed properties as of September 30, 2012 and September 30, 2011 were 1.71% and 2.81%, respectively. We believe this ratio provides insight as to our success in working problem assets through the entire process and eliminating further losses.

We also monitor early stage delinquencies to provide insight into potential future problems. As of September 30, 2012, the payment performance did not point to any new areas of concern, as approximately 99% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 of our Unaudited Consolidated Financial Statements. We are seeing a larger portion of our portfolio classified in the categories that would be considered to have adequate credit quality. Although we continue to see signs of asset quality improvement, we will continue to and will always actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. Therefore, we expect to continue to experience new additions to non-accrual loans. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience historically elevated levels of impaired loans and leases. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. As we continue to have these discussions, we expect we will continue to see further reductions in our overall non-accrual portfolio as our clients' financial performance returns to profitable levels, collateral is liquidated to provide sufficient reductions in outstanding principal, or clients establish different banking relationships with other institutions.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As of September 30, 2012 and December 31, 2011, our allowance for loan and lease losses to total non-accrual loans and leases was 114.48% and 65.03%, respectively. As we begin to see improvements in asset quality, resulting in our allowance for loan and lease loss to be measured more through general characteristics of our portfolio rather than through specific identification, we will see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loan is adequately collateralized and therefore no specific or general reserve need be provided. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2012.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,	As of and for the Nine Months Ended September 30,	As of and for the Year Ended December 31,
	2012	2011	2011
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$11,330	$17,743	$18,888
Impaired loans and leases with impairment reserves required	2,413	9,386	2,989
Total impaired loans and leases	13,743	27,129	21,877
Less:
Impairment reserve (included in allowance for loan and lease losses)	966	1,116	888
Net impaired loans and leases	$12,777	$26,013	$20,989
Average impaired loans and leases	$18,653	$36,784	$33,793
Foregone interest income attributable to impaired loans and leases	$1,100	$2,224	$2,682
Interest income recognized on impaired loans and leases	(321)	(655)	(787)
Net foregone interest income on impaired loans and leases	$779	$1,569	$1,895

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. We record the charge-off through our allowance for loan and lease losses. For the nine months ended September 30, 2012, we recorded net charge-offs of $2.8 million compared to recording net charge-offs for the nine months ended September 30, 2011 of $5.4 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate level at September 30, 2012. However, given ongoing complexities with current workout situations, the lack of significant improvement in economic conditions and continued declines in collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies may require that certain loan and lease balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Allowance at beginning of period	$14,818	$15,937	$14,155	$16,271
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	(235)	(113)	(1,250)
Commercial real estate — non owner occupied	—	(608)	—	(1,296)
Construction and land development	—	(512)	(34)	(2,082)
Multi-family	—	(309)	(130)	(312)
1-4 family	(20)	(243)	(190)	(504)
Commercial and industrial	(1,140)	(273)	(2,668)	(471)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	(5)	—	(72)	(113)
Other	(8)	(177)	(35)	(212)
Total charge-offs	(1,173)	(2,357)	(3,242)	(6,240)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	2	—	3	—
Commercial real estate — non owner occupied	179	—	179	—
Construction and land development	3	62	101	13
Multi-family	—	—	—	264
1-4 family	2	—	8	—
Commercial and industrial	1	56	65	432
Direct financing leases	—	—	—	19
Consumer and other
Home equity and second mortgages	2	7	9	68
Other	22	1	29	1
Total recoveries	211	126	394	797
Net charge-offs	(962)	(2,231)	(2,848)	(5,443)
Provision for loan and lease losses	850	435	3,399	3,313
Allowance at end of period	$14,706	$14,141	$14,706	$14,141
Annualized net charge-offs as a % of average gross loans and leases	0.44%	1.04%	0.44%	0.84%

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2011	$2,236
Loans transferred to foreclosed properties	1,397
Payments to priority lien holders of foreclosed properties	268
Proceeds from sale of foreclosed properties	(1,486)
Net loss on sale of foreclosed properties	(52)
Impairment valuation	(176)
Foreclosed properties as of September 30, 2012	$2,187

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2012 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. In September 2012, FBB declared and paid a dividend in the amount of $6 million to the Corporation. Prior to this payment, the Banks had not made any dividend payments to the Corporation since 2000. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2011. The Corporation's and the Banks' respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Banks maintain liquidity by obtaining funds from several sources. The Banks’ primary sources of funds are principal and interest repayments on loans receivable and mortgage-related securities, deposits and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of September 30, 2012 and December 31, 2011, our immediate on-balance-sheet liquidity was $250.2 million and $260.5 million, respectively. At September 30, 2012 and December 31, 2011, the Banks had $64.2 million and $113.2 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $390.7 million of outstanding brokered deposits at September 30, 2012, compared to $446.7 million of brokered deposits as of December 31, 2011, which represented 36.8% and 42.5%, respectively, of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in specific maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with a goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits as of September 30, 2012.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the nine-month period ending 2012. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the Federal Reserve Bank and borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. As of September 30, 2012, the available liquidity is in excess of the stated minimum and is equal to approximately 30 months of maturities. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.

The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Contractual Obligations and Off-Balance-Sheet Arrangements

Off-balance Sheet Arrangements

As of September 30, 2012, the Banks had outstanding commitments to originate $250.3 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $10.0 million. As of September 30, 2012, the Banks had $123.5 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses associated with these unfunded commitments. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced.
Our previously outstanding commitment to provide additional capital to Aldine Capital Fund, LP, which is a private equity mezzanine funding limited partnership expired in June 2012.
Contractual Obligations
The following table summarizes our contractual cash obligations at September 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
	(In Thousands)
Operating lease obligations	$8,615	$633	$1,163	$1,194	$5,625
Time deposits	472,505	199,151	210,401	33,911	29,042
Line of credit	10	10	—	—	—
Junior subordinated notes	39,000	—	1,785	—	37,215
Subordinated notes	10,315	—	—	—	10,315
FHLB Advances	472	472	—	—	—
Total contractual obligations	$530,917	$200,266	$213,349	$35,105	$82,197

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin and net interest income by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Banks’ respective Asset/Liability Management Committees, in accordance with policies approved by the Banks’ respective Boards of Directors. These committees meet regularly to review the sensitivity of each Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
We use two techniques to measure interest rate risk. The first is simulation of earnings in which the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented and modeled under different rate scenarios. The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization and ability to utilize such instruments should they be necessary to manage interest rate exposure.

The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2012 has not changed materially since December 31, 2011.

Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2012 .
There was no substantial change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following are revised risk factors that can materially and adversely affect our business, financial condition, and results of operations. These are intended to revise and replace those risk factors set forth in our Form 10-K for the fiscal year ended December 31, 2011 and filed on March 9, 2012.

Risks Related to our Business

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge-offs and delinquencies, which would require additional increases in our provision for loan and lease losses.
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve, or even if it does improve, our borrowers may experience difficulties in repaying their loans and leases, and the level of nonperforming loans and leases, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses, which would cause our net income and return on equity to decrease.
Our allowance for loan and lease losses may not be adequate to cover actual losses.
We establish our allowance for loan and lease losses and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The allowance for loan and lease losses represents our estimate of probable losses inherent in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific relationships, as well as probable losses inherent in our loan and lease portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan and lease losses, which are charged to earnings through the provision for loan and lease losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan and lease losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
At September 30, 2012, our allowance for loan and lease losses as a percentage of total loans and leases was 1.67% and as a percentage of total nonperforming loans and leases was 114.48%. Although management believes that the allowance for loan and lease losses is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management's decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to nonaccrual loans or to properties acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, financial condition and results of operations.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general, all of which have experienced significant weakness in the past several years.

At September 30, 2012, we had $590.7 million of commercial real estate loans, which represented 67.2% of our total loan portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower's control. In the event that the cash flow from the property is reduced, the borrower's ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.

A large portion of our loan and lease portfolio is comprised of commercial loans secured by equipment or other collateral, the deterioration in value of which could increase our exposure to future probable losses.
At September 30, 2012, approximately 29.0% of our loan portfolio was comprised of commercial loans to businesses collateralized by general business assets including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At September 30, 2012, our nonperforming loans totaled $12.8 million, or 1.46% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus foreclosed properties) totaled $15.0 million, or 1.26% of total assets. In addition, we had $4.1 million in accruing loans that were 30-89 days delinquent as of September 30, 2012.
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, less estimated selling costs, which may result in a loss. These nonperforming loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Real estate construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction and land development loans comprised approximately 5.7% of our total loan portfolio as of September 30, 2012, and such lending involves additional risks because funds are advanced upon the as-completed value of the project, which is uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels, and many businesses have experienced difficulty in remaining profitable. Likewise, many local governments have been experiencing lower tax revenues, impacting their ability to cover costs. Unemployment also generally increased during this period and remains at elevated levels. For the past few years, the financial services industry has generally been affected by significant declines in the values of many significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans.
As a result of these economic conditions, many lending institutions, including the Banks, have experienced declines in the performance of their loans from historical norms. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have generally been negatively affected over this time period, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult than it had been prior to 2007. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been diligent in responding to concerns and trends identified in examinations, and have increased the issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to continue to improve or declines further, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects of the recent market conditions on us and others in the financial services industry.
Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.
Our operations are heavily concentrated in the South Central region of Wisconsin and to a lesser extent the Southeastern and Northeastern regions of Wisconsin, and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Wisconsin economy and real estate market have not been affected as severely as other areas of the United States in recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
Among other things, our strategic plan currently calls for reducing the amount of our non-performing assets, generating in-market core deposits to improve our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our market areas and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully manage our strategic plan, there can be no assurances that opportunities will be available and that the strategic plan will be successful or effectively managed.
Although we do not have any current definitive plans to do so, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we open new offices or undertake acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.
To the extent that we grow through additional office openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including potential exposure to unknown or contingent liabilities of banks and businesses we acquire and exposure to potential asset quality issues of the acquired bank or related business.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors and deposit insurance funds, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.
Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.
In the wake of the global financial crisis of 2008-2009, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.
Among other things, the Dodd-Frank Act changes deposit insurance coverage and assessments and impacts the products and services offered by financial institutions. It changes the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC's authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act limits interchange fees payable on debit card transactions for larger banks, allows financial institutions to pay interest on business checking accounts, contains provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties) and establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve. This entity will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly traded companies.
In addition, the Dodd-Frank Act, together with initiatives of the Basel Committee on Banking Supervision discussed below, is raising the capital levels required to be held by bank and thrift holding companies and financial institutions and is changing the rules with respect to the kinds of capital instruments that must be held. The Collins Amendment to the Dodd-Frank Act requires bank holding companies to hold capital on the same basis as banks and, because banks may not hold capital in the form of trust preferred securities, eliminates trust preferred securities from Tier 1 capital, except that certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less may continue to be includible in Tier 1 capital.
The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III is intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios.
These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.
We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin ''unsafe or unsound'' practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.
The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
On July 21, 2011, all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on our business, financial condition and results of operations. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.
Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of customer deposits, which we supplement with other sources such as brokered deposits. Such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our core deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. As of September 30, 2012, 42.8% of FBB's total deposits and 9.4% of FBB-Milwaukee's total deposits were brokered deposits. If the Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Regional and community banks generally have less access to the capital markets than do national and super-regional banks because of their smaller size and limited analyst coverage. Since mid-2007, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers.
As a result, we rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
The proposed December 31, 2012 expiration of the FDIC's Transaction Account Guarantee Program could negatively impact the Banks' liquidity and cost of funds.
Under the FDIC's Transaction Account Guarantee Program, certain non-interest-bearing transaction accounts, including those of consumers and businesses, are insured by the FDIC over and above the customary $250,000 limit. This program is set to expire on December 31, 2012 and unless extended by the FDIC, the expiration of this program could cause depositors of the Banks to withdraw deposits in excess of FDIC-insured levels. The withdrawal of these deposits could negatively impact the Banks' liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Banks' cost of funds by potentially reducing their levels of core deposits and increasing their need to rely on wholesale funding sources, which typically represent higher cost of funds.
We rely on our management, and the loss of one or more of those managers may harm our business.
Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and, if we expand, to attract and retain additional qualified senior and middle management. The unexpected loss of key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. In addition, our failure to develop and/or maintain an effective succession plan will impede our ability to quickly and effectively react to unexpected loss of key management and in turn may have an adverse effect on our business.
Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. In certain scenarios, when interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest-bearing assets, which could cause our profits to decrease. Currently, because of the continuing period of low interest rates, we have structured our balance sheet so that the interest we receive on our interest-earning assets will increase more quickly than the interest we pay on our interest-bearing liabilities. However, the structure of our balance sheet and resultant sensitivity to interest rates in various scenarios may change in the future.
Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of underlying collateral may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on certain loans as borrowers refinance at lower rates.

Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
Rising interest rates may also result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders' equity. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression if our interest-earning assets reprice downward while our interest-bearing liability rates fail to decline in tandem. This may have a material adverse effect on our net interest income and our results of operations.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of September 30, 2012, the fair value of our securities portfolio was approximately $202.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
The Company is a bank holding company and its sources of funds necessary to meet its obligations are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Banks, which are subject to significant federal and state regulation. Cash available to pay dividends to our stockholders, pay our obligations and meet our debt service requirements is derived primarily from our existing cash flow sources, our third party line of credit, dividends received from the Banks, or a combination thereof. Future dividend payments by the Banks to us will require generation of future earnings by the Banks and are subject to certain regulatory guidelines. If the Banks are unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.
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
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than us. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and many continue to seek, smaller lending relationships in our target markets. Furthermore, tax-exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our financial condition and results of operations.
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
FBB has recently crossed the threshold for internal control reporting under FDIC regulations and, if it cannot favorably assess the effectiveness of its internal controls over financial reporting or if its independent registered public accounting firm is unable to provide an unqualified attestation report on FBB's internal controls, we may be subject to additional regulatory scrutiny.
As of January 1, 2012, FBB reached total assets of greater than $1.0 billion, and as a result it will be subject to further reporting requirements under the rules of the FDIC as of December 31, 2012. Pursuant to these rules, management will prepare a report that contains an assessment by management of FBB's effectiveness of internal control structure and procedures for financial reporting as of the end of the fiscal year. FBB will also be required to obtain an independent public accountant's attestation report concerning its internal control structure over financial reporting that includes the call report and/or the FR Y-9C report. The rules that must be met for management to assess FBB's internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. FBB currently is in the process of reviewing, documenting and testing its internal controls over financial reporting. The continuing effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management's time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of FBB's internal controls over financial reporting. In addition, in connection with the attestation process, FBB may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation from its independent public accountant. If FBB cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent accountant firm is unable to provide an unqualified attestation report on FBB's internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.
We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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
A breach in security of our systems or our third-party service providers' communications and information technologies, including with respect to our internet banking activities, could have a material adverse effect on our business.
We rely heavily on communications and information technology to conduct our business and internet banking activities. Any failure or interruption due to a breach in security, denial of service attack, virus, worm, "phishing" scheme or other disruptive activity by hackers could result in failures or disruptions in our general ledger, deposit, loan, investment management, electronic banking and other systems or those of our internet banking customers. In addition, advance in computer capabilities or other development could result in a breach of our systems designed to protect customer data. We have policies and procedures designed to prevent or limit the effect of such a failure or interruption due to a security breach of our information systems; however, there can be no assurance that any such events will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our or our internet banking customers' information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to litigation and possible financial liability which could have an adverse effect on our operating results and financial condition. Failure in any of these situations subjects us to risks that may vary in size and scope.
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
Our trust and investment services operations may be negatively impacted by changes in economic and market conditions.
Our trust and investment services operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for services based on the market value of assets under administration. Because most of our contracts provide for a fee based on market values of securities, fluctuations in securities prices will have an adverse effect on our results of operations from this business. If the financial and securities markets were to experience a significant decline, such as what occurred during the second half of 2008 and the first half of 2009, the values of the assets that we manage generally would decline and result in a corresponding decline in the performance of our customers' portfolios. Market declines and reductions in the value of our customers' trust and investment services accounts could result in us losing trust and investment services customers, including those who are also banking customers.
We are subject to claims and litigation pertaining to our fiduciary responsibilities.
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition and results of operations.
Negative publicity could damage our reputation and adversely impact our business and financial results.
Reputation risk, or the risk to our earnings and capital due to negative publicity, is inherent in our business. Negative publicity can result from our actual or alleged conduct in a number of activities, including lending practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers, and can expose us to the litigation and regulatory action, all of which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Investing in Our Common Stock
Our stock is thinly traded and our stock price can fluctuate.
Low volume of trading activity and volatility in the price of our common stock and the NASDAQ Global Market, where our common stock is listed, may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in our quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;
•perceptions in the market place regarding us or our competitors and other financial services companies;
•new technology used, or services offered, by competitors; and
•changes in government regulations.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results as evidenced by the current volatility and disruption of capital and credit markets.
To maintain adequate capital levels, we may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to our existing stockholders.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of the Banks we may need to limit or terminate cash dividends that can be paid to our stockholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and conditions in the capital markets at that time, and accordingly, we cannot provide assurance of our ability to raise capital on terms acceptable to us. In addition, if we decide to raise equity capital in the future, the interest of our stockholders could be diluted. Any issuance of common stock at prices below tangible book value would dilute the ownership of our current stockholders. In addition, the market price of our common stock could decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to serve as a source of strength to the Banks, pay dividends, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.
If equity research analysts publish research or reports about our business with unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.
The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business and what is included in such research or reports. If equity analysts publish research reports about us containing unfavorable commentary, downgrade our stock or cease publishing reports about our business, the price of our stock could decline   If any analyst electing to cover us downgrades our stock, our stock price would likely decline rapidly. If any analyst electing to cover us ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2012 - July 31, 2012	1,962	$22.74	—	$177,150
August 1, 2012 - August 31, 2012	2,053	$23.21	—	177,150
September 1, 2012 - September 30, 2012	—	$—	—	177,150

(1)
The shares in this column represent the 4,015 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended September 30, 2012.

(2)
On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation may repurchase up to $1,000,000 of the Corporation’s outstanding stock. As of September 30, 2012, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

4.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on S-8 filed on August 13, 2012)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

+	Submitted electronically with this Quarterly Report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 26, 2012	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 26, 2012	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

4.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on S-8 filed on August 13, 2012)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

+	Submitted electronically with this Quarterly Report.