Form 10-K
period 2012-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2013-03-08
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-34095

FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive, Madison, WI	53719
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (608) 238-8008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Stock Exchange
Common Share Purchase Rights	NASDAQ Stock Exchange
Securities registered pursuant to section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59.7 million.

As of February 22, 2013, 3,918,758 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2013 are incorporated by reference into Part III hereof.

PART I.

Item 1. Business

BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as "Corporation," "FBFS," "we," "us," or "our") is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and engaged in the commercial banking business through our two wholly-owned bank subsidiaries, First Business Bank ("FBB"), headquartered in Madison, Wisconsin, and First Business Bank-Milwaukee ("FBB-Milwaukee" and, together with FBB, the "Banks"), headquartered in Brookfield, Wisconsin. All of our operations are conducted through the Banks and certain subsidiaries of FBB. The Banks operate as business banks focusing on delivering a full line of commercial banking products, including commercial loans and commercial real estate loans, and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Banks generally target businesses with annual sales between $2.0 million and $50.0 million. Because of their focus on business banking, the Banks do not utilize branch networks to attract retail clients and, to supplement their business banking deposit base, the Banks utilize wholesale funding alternatives to fund a portion of their assets. As of December 31, 2012, on a consolidated basis, we had total assets of $1.226 billion, total deposits of $1.092 billion and total stockholders' equity of $99.5 million.

Our Business Lines

Commercial Lending

We strive to meet the specific commercial-lending needs of small- to medium-sized companies in our target market areas of Wisconsin, primarily through lines of credit for working capital needs and term loans to businesses with annual sales between $2.0 million and $50.0 million. Through FBB, we have a strong presence in Madison and its surrounding areas. In 2000, we opened FBB-Milwaukee to take advantage of the strong commercial base located in Milwaukee and the surrounding communities. In 2006, FBB opened a loan production office in Appleton to take advantage of the strong commercial environment in Northeast Wisconsin. Since then, we have opened additional loan production offices in Oshkosh and Green Bay.

Our commercial loans are typically secured by various types of business assets, including inventory, receivables and equipment. We also originate loans secured by commercial real estate, including non-residential owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2012, our commercial real estate and commercial loans, excluding asset-based lending and equipment financing, represented approximately 80.7% of our total gross loans and leases receivable.

Asset-Based Lending

First Business Capital Corp., a wholly-owned subsidiary of FBB ("FBCC"), is focused on asset‑based lending to small‑ to medium-sized companies with credit requirements of $1.0 million up to $10.0 million. With its seven sales offices, FBCC does not limit itself to conducting business in Wisconsin.

FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions (e.g., leveraged or management buyouts), capital expenditures, rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies, and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, First Business Capital Corp. is positioned to provide cost-effective financing solutions to companies with borrowing needs that do not have the established stable cash flows necessary to qualify for a more traditional commercial lending product. Asset-based lending is generally more profitable than traditional commercial lending, and this line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2012, our asset-based lending line represented 12.8% of our total gross loan and leases receivable.

Equipment Financing

First Business Equipment Finance, LLC ("FBEF"), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including leases and loans, to address the financing needs of commercial clients in a variety of industries. FBEF's focus includes manufacturing equipment, industrial assets, construction and transportation equipment, and drilling and oil field equipment, in addition to a wide variety of other commercial equipment. These financings generally range between $2.0 million and $10.0 million with terms of 36 to 84 months. We believe that we can continue to grow this business through our existing offices in Wisconsin and our recently opened office in Kansas City, Kansas. As of December 31, 2012, our equipment financing business line represented approximately 4.8% of our total gross loans and leases receivable.

Treasury Management Services

The Banks provide comprehensive services for commercial clients to manage their cash and liquidity, including lock box, accounts receivable collection services, electronic payment solutions, fraud protection, information reporting, reconciliation and data integration solutions. The Banks also offer demand deposit account and balance optimization solutions. As we continue to seek to diversify our income and increase our non-interest income, we have focused on increasing these services and have emphasized these offerings with new and existing business clients.

Trust and Investment Services

FBB, through its First Business Trust & Investments division, acts as fiduciary and investment manager for individual and corporate clients, creating asset allocation strategies tailored to each client's unique situation while using third-party investment managers to execute overarching strategies. For managed assets, First Business Trust & Investments offers financial advice and acts either in a trustee or agency capacity. First Business Trust & Investments also provides custody services, for which it administers and safeguards assets but does not provide financial advice. At December 31, 2012, First Business Trust & Investments had $784.2 million of assets under management and administration.

Competition

The Banks encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks' market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, credit unions exempt from income taxes operate in the Banks' market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. We believe that the strength of our executive management team, the experience and capabilities of our front-line banking professionals, the range and quality of the products that we offer and our emphasis on building long-lasting relationships sets us apart from our competitors.

The following table lists the counties in which the Banks have their main offices as well as certain other information as of June 30, 2012, the most recent data published by the FDIC:

County	Total Number of Banking Organizations	Total Number of Banking Offices	Total Deposits in County (in thousands)	FBFS Market Share Rank	FBFS Market Deposit Share
Dane County	40	185	14,541,493	6	5.83%
Waukesha County	39	195	10,557,351	17	1.84%

Employees

At December 31, 2012, we had 155 employees equating to 140.3 full-time equivalent employees. We believe that our relationship with our employees is good.

Our Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison, Wisconsin and the surrounding area. FBB's product lines include commercial loans, commercial real estate loans, equipment loans and leases and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB also offers trust and investment services through First Business Trust & Investments, a division of FBB. FBB has three loan production offices in the Northeast Region of Wisconsin serving Appleton, Oshkosh, and Green Bay and their surrounding areas.

FBB has four wholly-owned subsidiaries:

•
First Business Capital Corp., is an asset-based commercial lending company specializing in providing lines of credit and term loans secured by accounts receivable, inventory, equipment and real estate assets, primarily to manufacturers and wholesale distribution companies located primarily in the Midwest. FBCC was established in 1995 and has sales offices in seven states.

•
First Business Equipment Finance, LLC is a commercial equipment finance company offering a full array of finance and leasing options to commercial clients of which the majority are currently located in Wisconsin. It offers new and replacement equipment loans and leases, debt restructuring, consolidation, and sale-lease-back transactions, through its primary banking locations in Wisconsin and business development offices in Kansas City, Kansas and Denver, Colorado.

•	FBB Real Estate, LLC is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings.

•	First Madison Investment Corp. is located in and formed under the laws of the state of Nevada, and was organized for the purpose of managing a portion of FBB's investment portfolio.

As of December 31, 2012, FBB had total gross loans and leases of $816.9 million, total deposits of $910.2 million and total stockholders' equity of $106.1 million.

First Business Bank-Milwaukee

FBB-Milwaukee is a state bank chartered in 2000 in Wisconsin. We formed FBB-Milwaukee to focus on commercial banking in the greater Milwaukee market area. Like FBB, FBB-Milwaukee's product lines include commercial loans, commercial real estate loans and treasury management services for similar sized businesses as those served by FBB. FBB-Milwaukee offers a variety of deposit accounts and personal loans, to business owners, executives, professionals and high net worth individuals. FBB-Milwaukee also offers trust and investment services (through a trust service office agreement with FBB). FBB-Milwaukee has one wholly-owned subsidiary, FBB-Milwaukee Real Estate, LLC, which is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings.

As of December 31, 2012, FBB-Milwaukee had total loans of $95.1 million, total deposits of $198.9 million and total stockholders' equity of $14.7 million.

FBFS Statutory Trust II

In September 2008, we formed FBFS Statutory Trust II (“Trust II”), a Delaware business trust wholly-owned by FBFS. In 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II also issued common securities in the amount of $315,000 to us. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% junior subordinated notes issued by us. We have the right to redeem the junior subordinated notes at any time on or after September 26, 2013. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated notes on September 26, 2038. FBFS's ownership interest in Trust II has not been consolidated into the financial statements.

Corporate Information

Our principal executive offices are located at 401 Charmany Drive, Madison, Wisconsin 53719 and our telephone number is (608) 238-8008. We maintain an Internet website at www.firstbusiness.com. This Form 10-K and all of our other filings under the Securities Exchange Act of 1934, as amended, are available through that website, free of charge, including copies of our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that we file those materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). These filings are also available to the public on the internet at the SEC’s website at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0300 for further information on the public reference room.

Our Market Area

Although certain of our business lines are marketed throughout the Midwest and beyond, our primary market areas lie in Wisconsin. Specifically, our three target market areas consist of Madison and Milwaukee, Wisconsin and their surrounding communities, and Northeastern Wisconsin, including Appleton, Green Bay and Oshkosh, Wisconsin and their surrounding communities. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

Madison

As the capital city of Wisconsin and home of the University of Wisconsin - Madison, our Madison market, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce (more than 45% of the population of Dane County age 25 or older holds a bachelor's degree or higher degree according to the U.S. Census Bureau, as compared to 26% for the State of Wisconsin as a whole). While the economy of the Madison market is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments, including significant concentration of insurance companies (one of which, American Family Insurance Group, is a Fortune 500 Company) and agricultural-related industries. Madison is also home to a concentration of research and development related companies, which benefit from the area's strong governmental and academic ties, as well as the University of Wisconsin Hospital, which provides healthcare services to the Southcentral Wisconsin market.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the Madison metropolitan statistical area ("MSA"), consisting of Dane County, Columbia County and Iowa County, had a total population of 568,593 and 229,033 total households. Since 2000, the Madison MSA has experienced population growth of 13%, compared to the State of Wisconsin's population growth rate of 6%. Due to the composition of its workforce and major economic drivers, the Madison area generally experienced fewer adverse economic effects than many other areas of the country during the economic downturn in recent years. As of April, 2010, the five-year average median household income level in Dane County - the largest county within the Madison MSA - was $60,519, which compares favorably to the average median household income levels in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. According to preliminary Bureau Labor of Statistics data, as of December 2012, the unadjusted unemployment rate in the Madison MSA was 4.6% compared to the national unemployment rate of 7.6% and an unemployment rate in the State of Wisconsin of 6.5%. The unemployment rate in the Madison MSA improved 1.5% from December 2009, compared to the improvement in the national and Wisconsin averages, which was 2.1% and 2.3%, respectively over the same period.

Milwaukee

Our Milwaukee market, the primary commercial and industrial hub for Southeastern Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies and education. The metropolitan area ranks among the top manufacturing centers in the United States. Milwaukee's percentage of its workforce in the manufacturing sector is one of the highest of any MSA. In addition to this strong manufacturing base, Milwaukee is home to several major hospitals, providing health services to the greater Southeastern Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-size firms with representatives in nearly every industrial classification. The Milwaukee area is also the home to six Fortune 500 companies, including Johnson Controls, Inc., Harley Davidson, Inc., Kohl's Corporation, Rockwell Automation, Inc., ManPower Group and Northwestern Mutual.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the Milwaukee MSA, consisting of Milwaukee County, Ozaukee County, Washington County, and Waukesha County, had a total population of 1,555,908 and 615,847 total households. Since 2000, the Milwaukee MSA has experienced a population growth of 4%, compared to the State of Wisconsin's population growth rate of 6%. As of April, 2010, the five-year average median household income level in Waukesha County - our primary market within the Milwaukee Area - was $75,064, which compares favorably to the median household income level averages in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. Despite the economic downturn of recent years, the Milwaukee area has begun to experience improvement in its general economic climate. As of December 2012, the preliminary unadjusted unemployment rate in the Milwaukee MSA was 7.0%, compared to the national unemployment rate of 7.6% and an unemployment rate in the State of Wisconsin generally of 6.5%. The unemployment rate in the Milwaukee MSA improved 2.0% from December 2009, compared to the improvement in the national and Wisconsin averages, which was 2.1% and 2.3%, respectively, over the same period.

Northeastern Wisconsin

The cities of Appleton, Green Bay, and Oshkosh, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging and diversified services, with the most significant economic drivers being the manufacturing, packaging and paper goods industries. The most significant individual employers in this market include Bemis Company, Inc., a packaging company, and Oshkosh Corporation, a specialty truck manufacturer, each of which is a Fortune 500 company. As the home of the Green Bay Packers NFL franchise, tourism is also a meaningful industry in this market.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the three major MSAs in our Northeast Wisconsin market (Appleton, Green Bay and Oshkosh-Neenah) had a total population of 698,901 and total households of 275,674. Since 2000, these MSAs have experienced a population growth of 9%, compared to the State of Wisconsin's population growth rate of 6%. As of April, 2010, the five-year average median household income level in Outagamie County - where our primary loan production office in this region is located - was $55,914, compared to the median household income level averages in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. According to the Bureau of Labor Statistics, as of December 2012, the preliminary unemployment rate in the three major MSAs in this market ranged from 5.7% to 6.1%, compared to the national unemployment rate of 7.6% and an unemployment rate in the State of Wisconsin of 6.5%. These unemployment rates improved between 1.8% and 2.5% from December 2009, compared to the improvement in the national and Wisconsin averages, which was 2.1% and 2.3%, respectively, over the same period.

Executive Officers of the Registrant

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 50, has served as a director since July 2002, as Chief Executive Officer of FBFS since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiaries FBCC and First Madison Investment Corp. Mr. Chambas has over 25 years of commercial banking experience. Prior to joining FBFS, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

James F. Ropella, age 53, has served as Senior Vice President and Chief Financial Officer of FBFS since September 2000. Mr. Ropella also serves as the Chief Financial Officer of each of the Banks. He also currently serves as a director of our subsidiaries First Madison Investment Corp. and FBB - Milwaukee. Mr. Ropella has over 30 years of experience in finance and accounting, primarily in the banking industry. Prior to joining FBFS, Mr. Ropella was treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as U.S. Bancorp.

Michael J. Losenegger, age 55, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Senior Credit Officer of the Banks. He also currently serves as a director for our subsidiaries First Madison Investment Corp., FBCC and FBEF. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS's Chief Operating Officer since September 2006. Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 27 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 59, has served as FBFS's General Counsel since June 2008 and as Senior Vice President/Corporate Secretary since December 2007. Ms. Conley also serves as General Counsel, Senior Vice President and Corporate Secretary of the Banks. She has also served as a Director of FBCC since June 2009. Ms. Conley has over 30 years of experience in commercial banking. Directly prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 48, has served as Senior Vice President-Human Resources & Administration of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for almost 20 years.

Mark J. Meloy, age 51, has served as President and Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He currently serves as CEO of FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 61, has served as President of FBB's Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust and investment advice. Prior to joining FBFS, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 59, has served as the President and Chief Executive Officer of FBCC since January 2006. Mr. Batson has over 30 years of experience in asset-based lending. Directly prior to joining FBCC, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.

David J. Vetta, age 58, has served as President and Chief Executive Officer of FBB-Milwaukee since January 2007. Prior to joining FBB-Milwaukee, Mr. Vetta was Managing Director at JP Morgan Asset Management since 1992 overseeing National Institutional Investment Sales teams and the Regional Private Client Group, while serving as a member of the executive committee. Mr. Vetta was affiliated with JP Morgan Chase and its predecessor companies in various other roles since 1976.

SUPERVISION AND REGULATION

Below is a brief description of certain laws and regulations that relate to us and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Division of Banking of the Wisconsin Department of Financial Institutions (“WDFI”), the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the newly created Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board and securities laws administered by the SEC and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.
In addition, FBFS and the Banks are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to us and our subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act created new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifted certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: (i) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (ii) leveled the competitive playing field in some respects by narrowing the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iii) imposed more stringent capital requirements on most bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (iv) significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property; (v) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (vi) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; (vii) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (viii) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (ix) enhanced oversight of credit rating agencies; and (x) prohibited banking agency requirements tied to credit ratings.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of FBFS and the Banks will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of FBFS and our subsidiaries.
The Increasing Regulatory Emphasis on Capital
FBFS is subject to various regulatory capital requirements administered by the federal and state banking regulators noted above. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), FBFS must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.
Holding Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because FBFS has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including FBFS.
Under current federal regulations, the Banks are subject to, and, after the phase-in period, FBFS will be subject to, the following minimum capital standards:

•	a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•
a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Banks' respective allowance for loan and leases losses.

The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well‑capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve's guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization's capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2012: (i) the Banks were not subject to a directive from the FDIC to increase capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Banks exceeded their respective minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Banks were each “well-capitalized,” as defined by FDIC regulations. As of December 31, 2012, FBFS had regulatory capital in excess of the Federal Reserve's requirements and met the Dodd-Frank Act requirements.

Basel III. The current risk-based capital guidelines described above, which apply to the Banks and are being phased in for FBFS, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 4.5% of risk-weighted assets,

•	an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of risk-weighted assets, and

•	a continuation of the current minimum required amount of total capital at 8% of risk-weighted assets.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.

On June 12, 2012, the federal banking regulators (the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.
The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on FBFS and the Banks. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC's prompt corrective action rules.
The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which FBFS may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.
In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weightings range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150%. There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.
In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms' securities holdings.
While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the United States.
The Corporation
General. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are subject to regulation, supervision, and examination by the Federal Reserve. We are required to file an annual report with the Federal Reserve and such other reports as the Federal Reserve may require. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, we are legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.
The BHCA limits the amount of our investment in any company that is not a bank and our ability to engage in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This limitation is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking . . . as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Financial Holding Company Regulation. Bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have not elected to operate as a financial holding company.
Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.
U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets in 2008 and 2009, including the deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury's standards for executive compensation and corporate governance. On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial companies. We did not participate in the CPP.
Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporation Law, which prohibit us from paying dividends if such payment would: (i) render us unable to pay our debts as they become due in the usual course of business, or (ii) result in our assets being less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.
    As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if: (i) FBFS's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with FBFS's capital needs and overall current and prospective financial condition; or (iii) FBFS will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether FBFS is publicly traded.
The Banks
General. The Banks are Wisconsin-chartered banks, the deposit accounts of which are insured by the FDIC's Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As Wisconsin-chartered FDIC-insured banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Banks, are not members of the Federal Reserve System (“non-member banks”). The Banks are members of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.
As of January 1, 2012, FBB had reached total assets of greater than $1 billion, and as a result is now subject to further reporting requirements under FDIC rules, specifically 12 C.F.R. Part 363 (“Annual Independent Audits and Reporting Requirements”). Pursuant to these rules, management will prepare a report that contains an assessment by management of the Corporation's effectiveness of internal control structure and procedures for financial reporting as of the end of the fiscal year. FBB will also be required to obtain an independent public accountant's attestation report concerning its internal control structure over financial reporting that includes the Reports of Condition and Income (a so-called “Call Report”) and/or our FR Y-9C report. In accordance with FDIC rules, the Corporation will satisfy these requirements on behalf of FBB.
Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Banks prepaid their FDIC assessments based on their respective: (i) actual September 30, 2009 assessment base, increased quarterly by a 5% annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the Banks.
Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Banks' FDIC deposit insurance premiums.
The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program ended on December 31, 2012.
FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO's outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0066%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.
Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of the WDFI. The amount of the assessment is calculated on the basis of total assets. During the year ended December 31, 2012, FBB and FBB - Milwaukee paid supervisory assessments to the DFI totaling $43,000 and $7,600, respectively.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments. Under Wisconsin banking law, the Banks generally may not pay dividends in excess of their respective undivided profits, and if dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the Banks may not declare or pay any dividend in the current year that exceeds year-to-date net income. The various bank regulatory agencies have authority to prohibit banks under their jurisdiction from engaging in an unsafe or unsound practice. Under certain circumstances, the payment of a dividend by the Banks could be considered an unsafe or unsound practice. In the event that: (i) the FDIC or the WDFI increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Banks decrease significantly; or (iv) any combination of the foregoing occurs, then the boards of directors of the Banks may decide or be required by the FDIC or the WDFI to retain a greater portion of the Banks' earnings, thereby reducing or eliminating dividends.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. As of December 31, 2012, approximately $64.7 million was available to be paid as dividends by FBB. FBB - Milwaukee did not have any capacity to pay dividends at that time. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Banks if the FDIC determines such payment would constitute an unsafe or unsound practice.
Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between the Banks and their affiliates. We are an affiliate of each of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Banks. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to our directors and officers, to our principal stockholders and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of FBFS or the Banks, or a principal stockholder of ours, may obtain credit from banks with which the Banks maintain correspondent relationships.
Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.
Branching Authority. The Banks have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals.
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

State Bank Investments and Activities. The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.
Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2013: (i) the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; (ii) for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and (iii) for net transaction accounts in excess of $79.5 million, the reserve requirement is $2,013,000 plus 10% of the aggregate amount of total transaction accounts in excess of $79.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.
Federal Home Loan Bank System. The Banks are members of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
As a member, each of the Banks is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. As of December 31, 2012, the Banks owned a total of $1.1 million in FHLB stock and they were both in compliance with FHLB requirements. The Banks received a modest dividend from the FHLB in 2012 and 2011 and no dividend in the year 2010. The Banks do not expect dividend income from their holdings of FHLB stock to be a significant source of income for the foreseeable future. Outstanding FHLB advances as of December 31, 2012 amounted to $469,000.
Community Reinvestment Act Requirements. The Community Reinvestment Act requires each Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Banks' record of meeting the credit needs of their respective communities. Applications for additional acquisitions would be affected by the evaluation of the Banks' effectiveness in meeting their Community Reinvestment Act requirements.
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.
Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks' levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio, the Banks do not exceed these guidelines. Even though the Banks do not exceed these regulatory guidelines, we believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.

Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Consumer Financial Services
There are numerous developments in federal and state laws regarding consumer financial products and services that impact each Bank's business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Banks, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. Due to our limited consumer mortgage portfolio, we do not currently expect these provisions to have a significant impact on our operations; however, additional compliance resources will be needed to monitor changes.
Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower's ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that the Banks and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset‑backed securities that the securitizer issues if the loans have not complied with the ability‑to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act's ability-to-repay requirements, and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower's ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower's total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction's terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the U.S. Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

Item 1A. Risk Factors

You should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or that we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may impair or materially and adversely affect our business, results of operations and financial condition.

Risks Related to Our Business

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans, and charge-offs, which would require additional increases in our provision for loan and lease losses.
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, fails to meaningfully improve, or even if it does meaningfully improve, our borrowers may experience difficulties in repaying their loans and leases, and the level of nonperforming loans and leases, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses, which would cause our net income and return on equity to decrease.
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
At December 31, 2012, our allowance for loan and lease losses as a percentage of total loans and leases was 1.69% and as a percentage of total nonperforming loans and leases was 109.05%. Although management believes that the allowance for loan and lease losses is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management's decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to nonaccrual loans or to properties acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, financial condition and results of operations.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general, all of which have experienced significant weakness in the past several years.
At December 31, 2012 we had $624.0 million of commercial real estate loans, which represented 68.37% of our total loan portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower's control. In the event that the cash flow from the property is reduced, the borrower's ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by equipment or other collateral, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2012, approximately 28.10%, or $256.5 million, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset‑based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2012, our nonperforming loans totaled $14.1 million, or 1.55% of our loan and lease portfolio, and our nonperforming assets (which include nonperforming loans and foreclosed properties) totaled $15.7 million, or 1.28% of total assets. In addition, we had $210,000 in accruing loans that were 30-89 days delinquent as of December 31, 2012.
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
Real estate construction and land development loans comprised approximately 7.12% of our total loan and lease portfolio as of December 31, 2012, and such lending involves additional risks because funds are advanced upon the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Although it has recently shown certain signs of improvement, since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels under more favorable economic conditions. Likewise, many local governments have been experiencing certain difficulties, including lower tax revenues, which have impacted their ability to cover costs. Unemployment also remains at elevated levels. For the past few years, the financial services industry has generally been affected by declines in the values of many significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans. While these challenges are generally less severe than in recent years, their impact continues to be felt.
As a result of these economic conditions, many lending institutions, including the Banks, have experienced declines in the performance of their loans from historical norms. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans remain depressed and may decline in the future. Bank and bank holding company stock prices have generally been negatively affected over this time period, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has generally been more difficult than it had been prior to 2007. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been diligent in responding to concerns and trends identified in examinations, including through formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to continue to improve, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects of the recent market conditions on us and others in the financial services industry.
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
Among other things, our strategic plan currently calls for reducing the amount of our nonperforming assets, generating in-market core deposits to improve our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our market areas and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully manage our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively managed.
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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors and deposit insurance funds, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.
Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.
In the wake of the global financial crisis of 2008-2009, Congress enacted the Dodd-Frank Act, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.
Among other things, the Dodd-Frank Act changes deposit insurance coverage and assessments and impacts the products and services offered by financial institutions. It changes the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC's authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act limits interchange fees payable on debit card transactions for larger banks, allows financial institutions to pay interest on business checking accounts, contains provisions on mortgage‑related matters (such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties) and establishes the CFPB as an independent entity within the Federal Reserve. This entity will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly traded companies.
In addition, the Dodd-Frank Act, together with initiatives of the Basel Committee on Banking Supervision discussed below, is raising the capital levels required to be maintained by bank and thrift holding companies and financial institutions and is changing the rules with respect to the kinds of capital instruments that must be held. The Collins Amendment to the Dodd-Frank Act requires bank holding companies to maintain capital on the same basis as banks and, because banks may not hold capital in the form of trust preferred securities, eliminates trust preferred securities from Tier 1 capital, except that certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less may continue to be includible in Tier 1 capital.
The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully‑phased in on a global basis on January 1, 2019. However, on November 9, 2012, the U.S. Federal bank regulatory agencies announced that the implementation of the proposed rules to effect Basel III in the United States was indefinitely delayed. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios.
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
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.
The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
On July 21, 2011, all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on our business, financial condition and results of operations. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment, as business customers would have a greater incentive to seek interest on demand deposits.
Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of customer deposits, which we supplement with other sources such as brokered deposits. Such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our core deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. As of December 31, 2012, 39.9% of FBB's total deposits and 8.9% of FBB-Milwaukee's total deposits were brokered deposits. If the Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Regional and community banks generally have less access to the capital markets than do national and super‑regional banks because of their smaller size and limited analyst coverage. Since mid-2007, the financial services industry and the credit markets generally have been materially and adversely affected by declines in asset values and by diminished liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers.
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
The expiration of the FDIC's Transaction Account Guarantee Program could negatively impact the Banks' liquidity and cost of funds.
Under the FDIC's Transaction Account Guarantee Program, certain non-interest‑bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC over and above the customary $250,000 limit through December 31, 2012, the expiration date of the program. The expiration of this program could cause depositors of the Banks to withdraw deposits in excess of FDIC-insured levels. The withdrawal of these deposits could negatively impact the Banks' liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Banks' cost of funds by potentially reducing their levels of core deposits and increasing their need to rely on wholesale funding sources, which typically represent higher cost funds.

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
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest‑earning assets and the interest paid by us on our interest‑bearing liabilities. In certain scenarios, when interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest‑bearing assets, which could cause our profits to decrease. Currently, because of the continuing period of low interest rates, we have structured our balance sheet so that the interest we receive on our interest‑earning assets will increase more quickly than the interest we pay on our interest‑bearing liabilities. However, the structure of our balance sheet and resultant sensitivity to interest rates in various scenarios may change in the future.
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
If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression if our interest‑earning assets reprice downward while our interest‑bearing liability rates fail to decline in tandem. This may have a material adverse effect on our net interest income and our results of operations.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2012, the fair value of our securities portfolio was approximately $200.6 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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
We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include value‑added relationships, rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. We believe the primary factors in competing for commercial loans are value‑added relationships, interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than us. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our target markets. Furthermore, tax-exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
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
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors or misconduct could also subject us to financial claims for negligence.
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
The banking industry is constantly subject to technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving clients, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend in part on our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in our operations. A number of our competitors have substantially greater resources to invest in technological improvements, as well as significant economies of scale. There can be no assurance that we will be able to implement and offer new technology‑driven products and services to our clients. If we fail to do so, our ability to attract and retain clients may be adversely affected.
A breach in security of our systems or our third‑party service providers' communications and information technologies, including with respect to our internet banking activities, could have a material adverse effect on our business.
We rely heavily on communications and information technology to conduct our business and internet banking activities. Any failure or interruption due to a breach in security, denial of service attack, virus, worm, “phishing” scheme or other disruptive activity by hackers could result in failures or disruptions in our general ledger, deposit, loan, investment management, electronic banking and other systems or those of our internet banking customers. In addition, advances in computer capabilities or other developments could result in a breach of our systems designed to protect client data. We have policies and procedures designed to prevent or limit the effect of such a failure or interruption due to a security breach of our information systems; however, there can be no assurance that any such events will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our or our internet banking clients' information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to litigation and possible financial liability which could have an adverse effect on our operating results and financial condition. Failure in any of these situations subjects us to risks that may vary in size and scope.
In addition, we rely on third‑party service providers for a substantial portion of our communications, information, operating and financial control systems technology. While we have selected these third‑party vendors carefully, we do not control their actions. If any of these third‑party service providers experience financial, operational or technological difficulties, security breaches, or if there is any disruption in our relationships with them, we may be required to locate alternative sources for these services. There can be no assurance that we could negotiate terms as favorable to us or obtain services with similar functionality as we currently have without the expenditure of substantial resources. Any of these circumstances could have a material adverse effect on our business.
Our business continuity plans could prove to be inadequate, resulting in a material interruption in or disruption to, our business and a negative impact on our results of operations.
We rely heavily on communications and information systems to conduct our business, and our operations are dependent on our ability to protect our systems against damage from fire, power loss or telecommunication failure. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third‑party service providers. Any failure or interruption of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, client relationship management and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.
Our trust and investment services operations may be negatively impacted by changes in economic and market conditions.
Our trust and investment services operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for services based on the market value of assets under management. Because most of our contracts provide for a fee based on market values of securities, fluctuations in securities prices will have an adverse effect on our results of operations from this business. If the financial and securities markets were to experience a significant decline, the values of the assets that we manage generally would decline and result in a corresponding decline in the performance of our customers' portfolios. Market declines and reductions in the value of our customers' trust and investment services accounts could result in us losing trust and investment services customers, including those who are also banking customers.
We are subject to claims and litigation pertaining to our fiduciary responsibilities.
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If fiduciary investment decisions are not appropriately documented to justify action taken or trades are placed incorrectly, among other possible claims, and if these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition and results of operations.
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
Potential acquisitions may disrupt our business and dilute stockholder value

While we remain committed to organic growth, we also may consider acquisition opportunities involving complementary financial service organizations if the right situation were to arise. Various risks commonly associated with acquisitions, include, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management's time and attention.

•	Possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Investing in Our Common Stock
Our stock is thinly traded and our stock price can fluctuate.
Low volume of trading activity and volatility in the price of our common stock and the NASDAQ Global Market, where our common stock is listed, may make it difficult for our shareholders to sell common stock when desired and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	perceptions in the marketplace regarding us or our competitors and other financial services companies;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results,
To maintain adequate capital levels, we may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to our existing stockholders.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of the Banks we may need to limit or terminate cash dividends that can be paid to our stockholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and conditions in the capital markets at that time, and accordingly, we cannot guarantee our ability to raise capital on terms acceptable to us. In addition, if we decide to raise equity capital in the future, the interest of our stockholders could be diluted. Any issuance of common stock at prices below tangible book value would dilute the ownership of our current stockholders. In addition, the market price of our common stock could decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to serve as a source of strength to the Banks, pay dividends, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2012:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full service banking location of FBB and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full service banking location of FBB - Milwaukee	2020
3913 West Prospect Avenue, Appleton, WI	Loan production office of FBB	2017
230 Ohio Street, Oshkosh, WI	Loan production office of FBB	2018
300 N. Broadway, Green Bay, WI	Loan production office of FBB	2014
FBB also conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. For the purpose of generating business development opportunities in asset-based lending and equipment financing, office space is also leased in the following metropolitan areas: Minneapolis, Minnesota; Cleveland, Ohio; St. Louis, Missouri; Detroit, Michigan; Denver, Colorado; Chicago, Illinois; and Kansas City, Kansas under shorter-term lease agreements, which generally have terms of less than one year.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders, Price Range and Dividends Declared
The common stock of the Corporation is traded on the NASDAQ Global Market under the symbol “FBIZ." As of February 21, 2013, there were 410 registered shareholders of record of FBFS common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 525.
The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information provided by NASDAQ, and cash dividends declared in such years.

	High	Low	Dividend Declared
2012
1st Quarter	$19.00	$14.81	$0.07
2nd Quarter	23.50	16.20	0.07
3rd Quarter	24.51	20.00	0.07
4th Quarter	26.30	22.38	0.07
2011
1st Quarter	$13.50	$11.19	$0.07
2nd Quarter	15.00	11.48	0.07
3rd Quarter	17.23	13.32	0.07
4th Quarter	17.24	13.76	0.07

Dividend Policy
It has been our practice to pay a dividend to common shareholders. Dividends historically have been paid in the month following the end of each calendar quarter. However, the timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the "Board") and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies, supervisory actions and other factors considered relevant by the Board. Refer to Item 1 - Business—Supervision and Regulation for additional discussion regarding the limitations on dividends and other capital contributions by the Banks to the Corporation. The Board anticipates it will continue to declare dividends as appropriate based on the above factors.

Equity Compensation Plan Information

The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	124,034	$22.43	218,115
Equity compensation plans not approved by security holders	—	—	—

Issuer Purchases of Securities

The following tables sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	—	$—	—	$—
November 1, 2012 - November 30, 2012	5,055	23.17	—	—
December 1, 2012 - December 31, 2012	—	—	—	—

(1)
The shares in this column represent: (i) the 4,127 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares; and (ii) 928 shares used to exercise stock options as part of a cashless exercise.

Item 6. Selected Financial Data
Five Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands, Except Share Data)
INCOME STATEMENT:
Interest income	$54,766	$56,217	$56,626	$56,356	$59,773
Interest expense	16,885	20,756	24,675	28,322	33,515
Net interest income	37,881	35,461	31,951	28,034	26,258
Provision for loan and lease losses	4,243	4,250	7,044	8,225	4,299
Non-interest income	8,699	7,060	6,743	6,450	5,105
Non-interest expense	28,076	25,977	25,465	23,810	20,841
Goodwill impairment	—	—	2,689	—	—
Loss on foreclosed properties	585	420	206	691	1,043
Income tax expense	4,750	3,449	2,349	717	2,056
Net income	$8,926	$8,425	$941	$1,041	$3,124

Yield on earning assets	4.86%	5.22%	5.39%	5.57%	6.39%
Cost of funds	1.75%	2.20%	2.57%	3.03%	3.89%
Interest rate spread	3.11%	3.02%	2.82%	2.53%	2.50%
Net interest margin	3.36%	3.29%	3.04%	2.77%	2.81%
Return on average assets	0.75%	0.75%	0.09%	0.10%	0.32%
Return on average equity	12.65%	14.03%	1.67%	1.90%	6.11%
ENDING BALANCE SHEET:
Total assets	$1,226,108	$1,177,165	$1,107,057	$1,117,436	$1,010,786
Securities	200,596	170,386	153,379	122,286	109,124
Loans and leases, net	896,560	836,687	860,935	839,807	840,546
Deposits	1,092,254	1,051,312	988,298	984,374	838,874
FHLB advances and other borrowings	12,405	40,292	41,504	57,515	94,526
Junior subordinated notes	10,315	10,315	10,315	10,315	10,315
Stockholders’ equity	99,539	64,214	55,335	54,393	53,006
FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to year-end loans	1.69%	1.66%	1.85%	1.65%	1.39%
Allowance to non-accrual loans and leases	109.05%	65.03%	42.37%	50.76%	72.74%
Net charge-offs to average loans and leases	0.35%	0.74%	0.57%	0.69%	0.28%
Non-accrual loans to gross loans and leases	1.55%	2.56%	4.37%	3.26%	1.91%
Average equity to average assets	5.96%	5.32%	5.11%	5.19%	5.27%
STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$3.30	$3.23	$0.37	$0.41	1.24
Diluted earnings per common share(1)	3.29	3.23	0.37	0.41	1.24
Book value per share at end of period	25.41	24.46	21.30	21.42	20.82
Tangible book value per share at end of period	25.41	24.46	21.29	20.34	19.74
Dividend declared per share	0.28	0.28	0.28	0.28	0.28
Dividend payout ratio	8.50%	8.67%	75.68%	68.29%	22.58%
Shares outstanding	3,916,667	2,625,569	2,597,820	2,539,306	2,545,546

(1)	Basic and diluted earnings per share reflect earnings per common share as calculated under the two-class method due to the existence of participating securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of FBB or FBB – Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB – Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what the Corporation has anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A—Risk Factors for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
Our principal business is conducted by FBB and FBB – Milwaukee and certain subsidiaries of FBB and consists of a full range of commercial banking products and services tailored to meet the financial service needs of small- and medium-size businesses, business owners, executives, professionals, and high net worth individuals. Products include commercial lending, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. Our operating philosophy is focused on local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin combined with the efficiency of centralized administrative functions such as support for information technology, loan support and deposit support, finance and accounting and human resources. We believe we have a unique niche business banking model and we consistently operate within this niche. This allows us to provide a great deal of expertise in offering financial solutions to our clients with an experienced staff who serve our clients on an ongoing basis.
Our profitability depends on our ability to execute our strategic plan. Our 2012 strategic plan emphasized improving the overall credit quality of our loan and lease portfolio, generating organic growth in our loan and lease portfolios, increasing our market share of in-market core deposits and increasing fee income. We have achieved success on all points of this strategic plan by posting record core earnings, experiencing substantial growth across each of our primary fee income sources and improving asset quality, while increasing the size of our overall loan and lease portfolio. We expect to continue our focus on improving our asset quality throughout 2013. We are also planning to grow our loan and lease portfolio more significantly than we have in the past few years. We believe that we can achieve meaningful growth as the economy continues to show signs of gradual improvement and as a result of the significant disruption in our competitors' businesses throughout our Wisconsin market areas. This change is providing us an opportunity to add new business development officers, obtain new commercial lending relationships, and expand banking relationships with our existing clients to continue to increase our in-market deposits and our fee income. We continue to believe there is significant opportunity for this type of organic growth in our commercial business lines, particularly within our Milwaukee and Northeast Wisconsin markets.

Operational highlights

•	The successful public offering of $29.1 million in common equity closed in December 2012 at $23.00 per share, nearly 40% higher than 2011's closing stock price of $16.50 per share.

•
Net income for the full year ended December 31, 2012 was a record $8.9 million, 5.9% higher than the previous record of $8.4 million earned for the full year ended December 31, 2011. Net income for the full year 2011 had also included a substantial one-time tax benefit relating to a change in Wisconsin tax law.

•
Diluted earnings per common share were $3.29 for the full year 2012 compared to $3.23 earned in the prior year. Diluted earnings per share for the full year 2011 had also included a substantial one-time tax benefit relating to a change in Wisconsin tax law.

•
Return on average assets and return on average equity for the full year ended December 31, 2012 were 0.75% and 12.65% respectively, compared to 0.75% and 14.03% in 2011. Returns for the full year 2011 benefited from the substantial one-time tax benefit relating to a change in Wisconsin tax law.

•	Top line revenue, which consists of net interest income and non-interest income, of $46.6 million for the full year 2012 grew 9.5% compared to $42.5 million for the full year 2011.

•
Core earnings, defined as pre-tax income excluding the effects of provision for loan and lease losses, other identifiable costs of credit and other discrete items unrelated to the Company's core business activities, grew 11.8% to record core earnings of $18.5 million for the full year of 2012 as compared to $16.5 million for the full year of 2011.

•	Net interest margin was 3.36% for the full year of 2012, improving seven basis points compared to the full year of 2011.

•	Our total assets increased to $1.226 billion as of December 31, 2012, a 4.16% an increase, from $1.177 billion at December 31, 2011.

•	Net loans and leases at December 31, 2012 increased $59.9 million, or 7.2%, to $896.6 million from $836.7 million as of December 31, 2011.

•
Non-performing assets of $15.7 million at December 31, 2012 decreased by $8.3 million, or 35%, from December 31, 2011. Non-performing assets now measure 1.28% of total assets, compared to 2.04% at December 31, 2011.

•	Net charge-offs as a percentage of average loans was 0.35% for the year ended December 31, 2012 compared to 0.74% for the year ended December 31, 2011.

•
Average in-market deposits of $649.0 million for the full year 2012 grew 25.0%, increasing to 61.8% of total deposits, compared to $519.3 million, or 51.6% of total deposits, for the full year of 2011.

Results of Operations
Comparison of the Years Ended December 31, 2012 and 2011
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. In 2012, top line revenue grew by approximately 9.5% from the prior year. The components of top line revenue were as follows:

	For the Year Ended December 31,
	2012	2011	Change
	(Dollars In Thousands)
Net interest income	$37,881	$35,461	6.8%
Non-interest income	8,699	7,060	23.2
Total top line revenue	$46,580	$42,521	9.5

Core Earnings. Core earnings is comprised of our pre-tax income plus provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with U.S. generally accepted accounting principles ("GAAP").

Our core earnings metric has improved by 11.8% when comparing the year ended December 31, 2012 to the year ended December 31, 2011.

	For the Year Ended December 31,
	2012	2011	Change
	(Dollars in Thousands)
Net income before taxes	$13,676	$11,874	15.2%
Add back:
Provision for loan and lease losses	4,243	4,250	(0.2)
Net loss on foreclosed properties	585	420	39.3
Gain on sale of securities	—	—	—
Core earnings	$18,504	$16,544	11.8
Return on Average Assets and Return on Average Equity. Return on average assets remained flat for the year ended December 31, 2012 at 0.75% when compared to the year ended December 31, 2011. Despite earnings growth, we experienced 4.78% growth in average assets which, along with the 2011 substantial one-time tax benefit, caused our return on average assets to remain flat. We are pleased with the asset growth in 2012 given current economic conditions.
Return on average equity for the year ended December 31, 2012 was 12.65% compared to 14.03% for the year ended December 31, 2011. Although net income improved year over year, return on average equity decreased in 2012 primarily as a result of the effects of the common stock offering that occurred in December 2012. We successfully raised approximately $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering, approximately $27.1 million, were immediately used to repay a portion of subordinated debt. We view return on equity as an important measurement for monitoring profitability, and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income. Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management strategies used by management in responding to such changes.

The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2012 compared to the year ended December 31, 2011 and for the year ended December 31, 2011 compared to the year ended December 31, 2010.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2012 compared to 2011				2011 compared to 2010
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(165)	$(1,367)	$7	$(1,525)	$(876)	$593	$(15)	$(298)
Commercial and industrial loans	(935)	2,003	(111)	957	639	(117)	(4)	518
Direct financing leases	(89)	(67)	5	(151)	(53)	(410)	15	(448)
Other loans	(23)	(68)	3	(88)	101	57	10	168
Total loans and leases receivable	(1,212)	501	(96)	(807)	(189)	123	6	(60)
Mortgage-related securities	(1,140)	210	(58)	(988)	(974)	787	(170)	(357)
Investment securities	(4)	418	(175)	239	2	—	8	10
Federal Home Loan Bank Stock	4	(1)	(1)	2	2	—	—	2
Short-term investments	26	63	14	103	(1)	(3)	—	(4)
Total net change in income on interest-earning assets	(2,326)	1,191	(316)	(1,451)	(1,160)	907	(156)	(409)
Interest-Bearing Liabilities
Interest-bearing transaction accounts	—	24	—	24	(54)	(172)	36	(190)
Money market	(672)	935	(211)	52	(250)	457	(41)	166
Certificates of deposit	(165)	29	(4)	(140)	(553)	(92)	30	(615)
Brokered certificates of deposit	(2,108)	(2,289)	372	(4,025)	(3,149)	195	(39)	(2,993)
Total deposits	(2,945)	(1,301)	157	(4,089)	(4,006)	388	(14)	(3,632)
FHLB advances	(28)	80	(58)	(6)	136	(610)	(129)	(603)
Other borrowings	366	(126)	(19)	221	167	138	11	316
Junior subordinated notes	3	—	—	3	—	—	—	—
Total net change in expense on interest-bearing liabilities	(2,604)	(1,347)	80	(3,871)	(3,703)	(84)	(132)	(3,919)
Net change in net interest income	$278	$2,538	$(396)	$2,420	$2,543	$991	$(24)	$3,510

The table on the next page shows our average balances, interest, average rates, net interest margin and the spread between combined average rates earned on our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	For the Year Ended December 31,
	2012			2011			2010
	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$583,594	$31,667	5.43%	$608,665	$33,192	5.45%	$598,068	$33,490	5.60%
Commercial and industrial loans(1)	245,706	17,916	7.29%	219,754	16,959	7.72%	221,323	16,441	7.43%
Direct financing leases(1)	15,873	888	5.59%	16,974	1,039	6.12%	23,429	1,487	6.35%
Other loans(1)	16,899	654	3.87%	18,591	742	3.99%	16,914	574	3.39%
Total loans and leases receivable(1)	862,072	51,125	5.93%	863,984	51,932	6.01%	859,734	51,992	6.05%
Mortgage-related securities(2)	171,043	3,168	1.85%	162,817	4,156	2.55%	138,637	4,513	3.26%
Investment securities(3)	17,532	249	1.42%	410	10	2.36%	—	—	—%
Federal Home Loan Bank stock	1,537	4	0.28%	2,367	2	0.10%	2,367	—	—%
Short-term investments	74,493	220	0.30%	48,395	117	0.24%	49,878	121	0.24%
Total interest-earning assets	1,126,677	54,766	4.86%	1,077,973	56,217	5.22%	1,050,616	56,626	5.39%
Non-interest-earning assets	56,313			51,078			48,813
Total assets	$1,182,990			$1,129,051			$1,099,429
Interest-Bearing Liabilities
Interest-bearing transaction accounts	$34,180	94	0.28%	$25,389	70	0.28%	$74,784	260	0.35%
Money market	395,259	3,023	0.76%	300,652	2,971	0.99%	258,569	2,805	1.08%
Certificates of deposit	82,430	968	1.17%	80,323	1,108	1.38%	84,828	1,723	2.03%
Brokered certificates of deposit	400,695	8,941	2.23%	486,594	12,966	2.66%	480,709	15,959	3.32%
Total interest-bearing deposits	912,564	13,026	1.43%	892,958	17,115	1.92%	898,890	20,747	2.31%
Federal Home Loan Bank advances	2,034	32	1.59%	656	38	5.83%	13,414	641	4.78%
Other borrowings	39,384	2,712	6.89%	41,488	2,491	6.00%	39,010	2,175	5.58%
Junior subordinated notes	10,315	1,115	10.81%	10,315	1,112	10.78%	10,315	1,112	10.78%
Total interest-bearing liabilities	964,297	16,885	1.75%	945,417	20,756	2.20%	961,629	24,675	2.57%
Demand deposits	137,117			112,899			68,430
Non-interest-bearing liabilities	11,019			10,674			13,153
Total liabilities	1,112,433			1,068,990			1,043,212
Stockholders’ equity	70,557			60,061			56,217
Total liabilities and stockholders’ equity	$1,182,990			$1,129,051			$1,099,429
Net interest income		$37,881			$35,461			$31,951
Net interest spread			3.11%			3.02%			2.82%
Net interest-earning assets	$162,380			$132,556			88,987
Net interest margin			3.36%			3.29%			3.04%
Average interest-earning assets to average interest-bearing liabilities	116.84%			114.02%			109.25%
Return on average assets	0.75%			0.75%			0.09%
Return on average equity	12.65%			14.03%			1.67%
Average equity to average assets	5.96%			5.32%			5.11%
Non-interest expense to average assets	2.42%			2.34%			2.58%

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets held and available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Net interest income increased by $2.4 million, or 6.82%, during the year ended December 31, 2012 compared to the same period in 2011. Our success in growing in-market deposits and rebalancing our deposit portfolio in 2012 drove a reduction in the overall cost of funds which offset the effects of declines in the weighted average yield of the securities portfolio and our loan and lease portfolio.

The yield on average earning assets for the year ended December 31, 2012 was 4.86% compared to 5.22% for the year ended December 31, 2011. The yield on average earning assets was negatively affected by the declining interest rates associated with our investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are reinvested in additional collateralized mortgage obligations or tax-exempt municipal obligations. Given the continued low interest rate environment, the overall coupon on new security purchases has typically been lower than the rates on securities that experience prepayments. This has caused the mortgage related securities investment yield to decline by approximately 70 basis points. The total loans and leases receivable yield was 5.93% for the year ended December 31, 2012 compared to 6.01% for the year ended December 31, 2011. Lower average yields on commercial and industrial loans in 2012 reflected new originations booked at lower yields than exiting relationships.

The overall weighted average rate paid on interest-bearing liabilities was 1.75% for the year ended December 31, 2012, a decrease of 45 basis points from 2.20% for the year ended December 31, 2011. The decline in interest expense is primarily due to lower deposit funding costs caused by the continued success of the Company's initiative to attract in-market deposits through new business relationships and increase client deposit balances. In-market client deposits - comprised of all transaction accounts, money market accounts, and non-brokered certificates of deposit - grew 18.7% to $717.9 million at December 31, 2012 from $604.6 million at December 31, 2011. Correspondingly, the Company also continued to reduce its overall reliance on higher-cost brokered certificates of deposit by $72.3 million, or 16.2%, lowering balances to $374.4 million at December 31, 2012. The decline in interest expense is also partially influenced by the reduction of interest expense on other borrowings due to the substantial pay-down of subordinated debt from the common stock offering proceeds in December 2012. Subordinated debt was reduced from $39.0 million at December 31, 2011 to $11.9 million at December 31, 2012. This paydown will further reduce our funding costs in 2013.

Net interest margin increased seven basis points to 3.36% for the year ended December 31, 2012 from 3.29% for the year ended December 31, 2011. The improvement in net interest margin correlates with a nine basis point increase in the net interest rate spread coupled with an increase in the value of the net free funds. Average non-interest-bearing demand deposits increased $24.2 million to $137.1 million for the year ended December 31, 2012 compared to $112.9 million for the year ended December 31, 2011.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $4.2 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively. Our provision for loan and lease losses is dependent on credit quality and determined based upon the inherent credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. To establish the appropriate level of the allowance for loan and lease losses, we regularly review our historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the four primary segments of our loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, unemployment rates, geographic concentrations, industry concentrations, loans and leases on internal monitoring reports, experience in the credit granting functions, changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral.

During the years ended December 31, 2012 and 2011, the factors influencing the provision for loan and lease losses were the following:

	For the Year Ended December 31,
	2012	2011
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$1,901	$(365)
Subjective factor changes	—	62
Charge-offs in excess of specific reserves	2,206	5,025
Recoveries	(481)	(864)
Change in inherent risk of the loan and lease portfolio	617	392
Total provision for loan and lease losses	$4,243	$4,250

The establishment/modification of specific reserves on impaired loans represents new specific reserves established on impaired loans where, although collateral shortfalls are present, we believe that we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. Charge-offs in excess of specific reserves represents an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where (1) a loan has previously been partially written down to its estimated fair value and continues to decline, (2) rapid deterioration of a credit requires an immediate partial or full charge-off, or (3) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio.

Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, loan fee income and income from bank-owned life insurance, increased by $1.6 million, or 23.2%, to $8.7 million for the year ended December 31, 2012, from $7.1 million for the year ended December 31, 2011.
Trust and investment services fee income increased by $395,000, or 15.6%, to $2.9 million for the year ended December 31, 2012 compared to $2.5 million for the year ended December 31, 2011. Trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.

At December 31, 2012, our trust assets under management were $613.5 million, or 15.2% more than the trust assets under management of $532.6 million at December 31, 2011, while our assets under administration grew approximately 18.4%, to $170.7 million at December 31, 2012 from $129.7 million at December 31, 2011. The growth in the assets under management and administration is primarily due to improved market values, establishing new relationships and the addition of business development staff. In 2013, we expect to continue to increase our assets under management, but we also expect that assets under management and trust and investment services fee income will continue to be affected by market volatility for the foreseeable future.

Service charges on deposits increased by approximately $316,000, or 18.5%, to $2.0 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011. The increase in service charges on deposits was directly related to continued success in acquiring new commercial relationships with increased deposit transaction volume creating additional service charge income.

Loan fees increased by approximately $545,000, or 36.8%, to $2.0 million for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011. The Banks experienced improved pricing and volumes of letters of credit and other administrative loan fees during the year. In addition, we completed a large loan syndication during the fourth quarter of 2012 that contributed to the increase in loan fees.

Other non-interest income increased by $375,000, or 86.0%, to $811,000 for the year ended December 31, 2012 from $436,000 for the year ended December 31, 2011. The increase in other income is primarily due to an initial fair value recognition related to interest rate swaps.

Non-Interest Expense. Non-interest expense increased by $2.3 million, or 8.6%, to $28.7 million for the year ended December 31, 2012 from $26.4 million for the comparable period of 2011 primarily due to increases in compensation related expenses, marketing expenses, loss on foreclosed properties, and other expenses, partially offset by decreases in FDIC insurance costs and collateral liquidation costs.

Compensation expense increased by $2.1 million, or 14.2%, to $17.0 million for the year ended December 31, 2012 from $14.9 million for the year ended December 31, 2011. The increase in compensation expense was primarily to support strategic investments in additional talent. From December 2011 to December 2012 the Company expanded its team of Business Development Officers by nearly 30%, to 44. Further, compensation expense increased due to annual salary merit increases, increased accruals associated with non-equity incentive compensation programs, and other ancillary benefits.

Marketing expense increased by $230,000, or 23.1%, to $1.2 million for the year ended December 31, 2012 from $1.0 million for the year ended December 31, 2011. The increase in marketing expense was a direct result of our efforts to further capitalize on market disruption in Wisconsin, the promotion of additional specialty lending products and the addition of business development talent.

During the year ended December 31, 2012, we recognized a net loss on foreclosed properties of $585,000 compared to a loss of $420,000 for the year ended December 31, 2011. In general, we believe that real estate values of properties within our portfolio have stabilized. However, we recorded impairment adjustments totaling $600,000 for the year ended December 31, 2012 primarily due to the decline in value on one particular property we own due to negotiations with willing buyers. Slightly offsetting the valuation adjustments for foreclosed properties is the recognition of gains totaling $15,000 on properties that we have sold to independent third parties. As of December 31, 2012, we believe that foreclosed properties are recorded at their estimated fair value, less estimated costs to sell. We are active in pursuing appropriate foreclosure actions to further protect our interest in identified impaired loans. We continue to expect an elevated level of foreclosed properties owned by us for the foreseeable future and the ultimate level of impairment adjustments or potential future losses on disposals of properties is uncertain.

Other non-interest expense increased by $493,000, or 22.0%, to $2.7 million for the year ended December 31, 2012 compared to $2.2 million for the same time period of 2011. Most notably the increase in other non-interest expense is due to real estate costs associated with the process of exiting certain foreclosed properties which increased by approximately $269,000, or 84.1% for the year ended December 31, 2012.

FDIC insurance expense decreased by $754,000, or 30.3%, to $1.7 million for the year ended December 31, 2012 compared to $2.5 million for the year ended December 31, 2011. Effective April 1, 2011, the FDIC amended the Federal Deposit Insurance Act to, among other changes, modify the definition of an institution’s deposit insurance assessment base from a deposit-based calculation to an average assets less average tangible equity-based calculation and changing the assessment rate adjustments. Given that FDIC Insurance expense is based upon a formula that incorporates a variety of risk elements including the overall risk profile of the institution, a change in any one of these risk elements during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.

Collateral liquidation costs decreased by $131,000, or 16.7%, to $655,000 for the year ended December 31, 2012 from $786,000 for the year ended December 31, 2011. Collateral liquidation costs are expenses incurred by us to facilitate resolution of impaired commercial loans. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore expensed as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item.

Income Taxes. Income tax expense was $4.8 million for the year ended December 31, 2012 compared to $3.4 million, for the year ended December 31, 2011. The overall increase in tax expense is primarily due to the increased level of pre-tax income in comparison to the prior year and the absence of significant discrete tax benefits, including a substantial one-time tax benefit, recorded in the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 was 34.7% compared to 29.0% for the year ended December 31, 2011. The impact of discrete items recorded during the year ended December 31, 2011 provided a net benefit of approximately 5.9%. Discrete items primarily consist of the release of valuation allowance and additional state expense recognized as a result of the completed filings of our state income tax returns. In June 2011, FBB and FBCC entered into a confidential settlement with the Wisconsin Department of Revenue. This settlement did not result in a liability materially different than that which had been previously accrued. In addition, on June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provided that, starting with the first tax year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of other group members on a proportionate basis. The net business losses can be used to the extent the income is attributable to the group’s unitary business. If loss carryforwards equal to the five-percent threshold cannot be fully used in any tax year, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year in the twenty-year period, until those carryforwards are completely used or expired. We evaluated the potential utilization of the outstanding Wisconsin net operating losses under the provisions of this new law and determined that it is more likely than not our net operating losses will be realized. As a result, in 2011 we released the valuation allowance previously associated with these net operating losses.

Financial Condition
December 31, 2012
General. At December 31, 2012 our total assets were $1.226 billion, an increase of $48.9 million, or 4.16%, from $1.177 billion at December 31, 2011.
Short-term investments. Short-term investments decreased by $49.4 million to $64.0 million at December 31, 2012 from $113.4 million at December 31, 2011. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank ("FRB"), commercial paper and brokered certificates of deposits purchased from domestic financial institutions. The level of our short-term investments is influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan and lease growth when opportunities are presented, and the level of our available-for-sale securities portfolio. The overall decline in short-term investments was primarily due to reducing excess liquidity by allowing maturing brokered certificates of deposit to run off, increasing the size of our available-for-sale investment portfolio and supporting the growth in our loan and lease receivables portfolio. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale increased by $30.2 million to $200.6 million at December 31, 2012 from $170.4 million at December 31, 2011. During this time period, we reinvested cash flows received from our securities through purchases of additional securities. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as substantially all of the obligations we hold were guaranteed by the Government National Mortgage Association ("GNMA"), a U.S. government agency. Of the total available-for-sale mortgage securities we held at December 31, 2012, $151.6 million, or 75.6%, were guaranteed by GNMA. None of the securities within our portfolio are collateralized by sub-prime mortgages. We do not hold any Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") preferred stock. If general interest rates decline, the mortgage-related securities portfolio would be subject to prepayments caused by borrowers seeking lower financing rates. Conversely, an increase in general interest rates could cause the mortgage-related securities portfolio to be subject to a longer term to maturity caused by borrowers being less likely to prepay their loans. Such a rate increase could also cause the fair value of the mortgage related securities portfolio to decline. We believe the estimated prepayment streams associated with this segment of the investment portfolio also allow us to better match our short-term liabilities, however, given the economic environment and current elevated foreclosure rates, prepayment activities have become less predictable.
The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The addition of tax-exempt municipal securities provides for further opportunity to improve the overall yield on our investment portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities primarily in Wisconsin.
As we continue to evaluate the level of on-balance-sheet liquidity, we have added U.S. Government agency obligations, primarily those obligations issued by FHLMC and FNMA to our investment portfolio. We have structured these purchases to have bullet maturities within two to four years from the issue date. Certain of the securities contain either quarterly or one-time call features. The maturity structure of our securities portfolio allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to immediately borrow funds from our various funding sources and proactively adjust the portfolio if interest rates rise within the next two to four years. Our management deems these investments to be creditworthy and believes that these investments exhibit appropriate market yields for the risks assumed. As additional appropriate investment securities are available in the marketplace, we expect that additional investments will be purchased.
All of our securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of tax, reported as a component of comprehensive income. We did not hold any securities designated as held-to-maturity or trading as of December 31, 2012 or 2011. During the year ended December 31, 2012, we recognized unrealized holding losses of $503,000 through other comprehensive income. The majority of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. We use a third party pricing service as our primary source of market prices for our investment portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification on a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and overall analytical expectation of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third party pricing vendor's pricing methodology for pricing relevant securities and results of internal control assessments. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the market value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase or the credit quality of the securities decline, the market value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2012. There were no sales of securities during the years ended December 31, 2012 and 2011.
At December 31, 2012, $23.1 million of our mortgage-related securities were pledged to secure our various obligations including outstanding advances with the FHLB and interest rate swap contracts or to secure unused borrowing capacity with the FHLB.
The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2012		2011		2010
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Securities available-for-sale
U.S. Government agency obligations - government-sponsored enterprises	$19,667	$19,721	$—	$—	$—	$—
Municipal obligations	11,897	12,033	2,736	2,831	—	—
Collateralized mortgage obligations - government issued	148,369	151,645	161,443	165,401	149,948	152,776
Collateralized mortgage obligations - government-sponsored enterprises	17,128	17,197	2,169	2,154	591	603
	$197,061	$200,596	$166,348	$170,386	$150,539	$153,379
U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the FHLMC and FNMA. Collateralized mortgage obligations - government issued represent securities guaranteed by GNMA. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. As of December 31, 2012, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our debt securities at December 31, 2012, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars In Thousands)
Available-for-sale securities
Agency obligations	$—	—%	$14,184	0.91%	$5,537	0.96%	$—	—%	$19,721
Municipal obligations	—	—	—	—	7,570	2.14	4,463	2.34	12,033
Collateralized mortgage obligations – government issued	5	5.14	—	—	6,283	2.96	145,357	2.41	151,645
Collateralized mortgage obligations – government sponsored enterprises	—	—	—	—	4,476	1.13	12,721	0.99	17,197
	$5		$14,184		$23,866		$162,541		$200,596
Derivative Activities. The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2012 and 2011, the Banks did not hold any derivative instruments that were designated as cash flow or fair value hedges. The derivative portfolio consists of interest rate swaps offered directly to qualified commercial borrowers which allowed the Banks to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Banks economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Banks to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked-to market through earnings each period.

As of December 31, 2012, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $64.9 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between February 2013 and February 2023. At December 31, 2012, the fair value of the swaps with commercial borrowers was approximately $3.1 million and was included in accrued interest receivable and other assets. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also mature between February 2013 and February 2023. Dealer counterparty swaps were reported on our balance sheet as a net derivative liability of $3.1 million due to master netting and settlement contracts with dealer counterparties and is included in accrued interest payable and other liabilities as of December 31, 2012.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $59.9 million, or 7.2%, to $896.6 million at December 31, 2012 from $836.7 million at December 31, 2011. We principally originate commercial and industrial loans and commercial real estate loans. The overall mix of our portfolio remained consistent in 2012 when compared to 2011 with approximately 68.4% of our loan and lease portfolio concentrated in commercial real estate loans primarily in our owner-occupied and non-owner-occupied classes. We successfully added new relationships to our portfolio and are beginning to see signs of increased demand for lending opportunities. The economic environment continues to present challenges and the growth percentage of our loan and lease portfolio is below historical growth levels. We have also experienced greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity. We remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Nonetheless, we expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
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
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.69% as of December 31, 2012 and 1.66% as of December 31, 2011. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.55% at December 31, 2012 compared to 2.56% at December 31, 2011. Non-performing loans decreased $7.6 million, or 35.1%, to $14.1 million at December 31, 2012 compared to $21.8 million at December 31, 2011. As we are experiencing improvements in asset quality trends, our allowance for loan and lease loss reserves are measured more through general characteristics of our portfolio rather than through specific identification. As a result of this measurement and methodology, the allowance for loan and lease loss as a percentage of total loans and leases has remained relatively stable as compared to December 31, 2011. We continue to aggressively work through our problem loans and leases and are experiencing success in certain exit strategies; however, we continue to identify new loans or leases where we believe the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements, thus requiring a consistent level of allowance for loan loss reserve.
During the year ended December 31, 2012, we recorded net charge-offs on impaired loans and leases of approximately $3.0 million, comprised of $3.5 million of charge-offs and $481,000 of recoveries. During the year ended December 31, 2011, we recorded net charge-offs on impaired loans and leases of approximately $6.4 million, comprised of $7.2 million of charge-offs and $864,000 of recoveries. In 2012, the charge-offs recorded were primarily due to losses incurred through liquidation of collateral on one commercial and industrial client and to a lesser extent based upon a decline in real estate values in certain of our market areas. In 2011, the charge-offs recorded were primarily due to declining real estate values supporting our loans where the collateral was no longer sufficient to cover the outstanding principal and the borrowers did not have other means to repay the obligation. Based upon our internal methodology which actively monitors the asset quality and inherent risks within the loan and loss portfolio, management concluded that a loan and lease loss reserve of $15.4 million, or 1.69% of total loans and leases, was appropriate as of December 31, 2012. Refer to the Asset Quality section for more information.
Credit underwriting through a committee process is a key component of our operating philosophy. Business development officers have relatively low individual lending authority limits, and thus a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit, or the related complexities of each proposal. In addition, we make every effort to ensure that there is appropriate collateral at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases each credit is evaluated for proper risk rating using a nine grade risk rating system at the the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.

Loan Portfolio Composition. The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	As of December 31,
	2012		2011		2010		2009		2008
	(Dollars in Thousands)
Commercial real estate loans
Commercial real estate — owner occupied	$144,988	15.9%	$150,528	17.7%	$152,560	17.4%	$168,215	19.7%	$158,107	18.5%
Commercial real estate — non-owner occupied	323,660	35.5	304,597	35.8	307,307	35.0	273,591	32.0	231,987	27.2
Construction and land development	64,966	7.1	38,124	4.5	61,645	7.0	64,194	7.5	84,778	9.9
Multi-family	58,454	6.4	43,905	5.2	43,012	4.9	43,959	5.1	42,514	5.0
1-4 family	31,943	3.5	43,513	5.1	53,849	6.1	56,131	6.6	51,542	6.0
Total commercial real estate loans	624,011	68.4	580,667	68.2	618,373	70.4	606,090	70.9	568,928	66.7
Commercial and industrial loans	256,458	28.1	237,099	27.8	225,921	25.7	199,661	23.4	232,350	27.2
Direct financing leases, net	15,926	1.7	17,128	2.0	19,288	2.2	27,607	3.2	29,722	3.5
Consumer and other
Home equity loans and second mortgage loans	4,642	0.5	4,970	0.6	5,091	0.6	7,879	0.9	7,386	0.9
Other	11,671	1.3	11,682	1.4	9,315	1.1	13,260	1.6	14,445	1.7
Total consumer and other	16,313	1.8	16,652	2.0	14,406	1.6	21,139	2.5	21,831	2.6
Total gross loans and lease receivables	912,708	100.0%	851,546	100.0%	877,988	100.0%	854,497	100.0%	852,831	100.0%
Less:
Allowance for loan and lease losses	15,400		14,155		16,271		14,124		11,846
Deferred loan fees	748		704		782		566		439
Loans and lease receivables, net	$896,560		$836,687		$860,935		$839,807		$840,546
The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2012.

	Amounts Due				Interest terms on amounts due after one year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate
Owner-occupied	$29,277	$83,758	$31,954	$144,989	$78,364	$37,348
Non-owner occupied	85,725	170,730	67,205	323,660	187,060	50,875
Construction and land development	29,291	25,872	9,803	64,966	11,823	23,852
Multi-family	18,264	32,369	7,821	58,454	28,122	12,068
1-4 family	12,266	15,773	3,904	31,943	17,715	1,962
Commercial and industrial	85,642	151,836	18,980	256,458	67,196	103,620
Direct Financing Leases	2,283	11,490	2,153	15,926	13,643	—
Other	5,867	9,744	701	16,312	9,495	950
	$268,615	$501,572	$142,521	$912,708	$413,418	$230,675

Commercial Real Estate Loans. The Banks originate owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of up to five years and amortizations of up to twenty-five years on existing commercial real estate and new construction. The Banks also originate loans to construct commercial properties and complete land development projects.

The Banks’ construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant. Multi-family loans are primarily secured by apartment buildings and are mostly located in Dane and Waukesha counties. One-to-four family first mortgage loans are generally secured by properties held for investment and primary and secondary residences of our clients.

Because payments on commercial real estate loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower's control. In the event that the cash flow from the property is reduced, the borrower's ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.
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
Of the $256.5 million of commercial and industrial loans, including asset based loans, outstanding as of December 31, 2012, $101.1 million were originated by FBCC, our asset-based lending subsidiary. These asset-based loans are typically secured by the borrower’s accounts receivable and inventory. Therefore, these loans generally have higher interest rates, non-origination fees collected in lieu of interest and are accompanied by close monitoring of assets. Asset-based loans secured by owner-occupied real estate amounted to $15.4 million as of December 31, 2012 and are included in the owner-occupied commercial real estate loan portfolio.

Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset‑based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Leases. Leases initiated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing, however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.
FBEF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 20% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in a level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, FBEF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, when available, valuations by independent appraisers, adjusted for known trends.
Our commercial leases are typically larger in amount than leases to individual consumers and, therefore, have the potential for larger losses on an individual basis. Significant adverse changes in various industries could cause rapid declines in values of leased equipment resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.

Consumer and Other Loans. The Banks originate a small amount of consumer loans consisting of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Banks.

Non-performing Assets. Our non-accrual loans and other non-performing assets consisted of the following as of the dates indicated.

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$769	$2,972	$6,283	$7,996	$—
Commercial real estate – non-owner occupied	2,871	2,249	5,144	486	2,979
Construction and land development	4,946	7,229	9,275	3,317	5,279
Multi-family	46	2,009	4,186	1,760	—
1-4 family	1,006	3,506	4,237	3,015	2,082
Total non-accrual commercial real estate	9,638	17,965	29,125	16,574	10,340
Commercial and industrial	2,842	1,558	6,436	7,086	5,412
Direct financing leases, net	—	18	—	1	24
Other:
Home equity and second mortgage	612	1,002	939	872	379
Other	1,030	1,223	1,906	3,292	130
Total non-accrual other loans	1,642	2,225	2,845	4,164	509
Total non-accrual loans and leases	14,122	21,766	38,406	27,825	16,285
Foreclosed properties, net	1,574	2,236	1,750	1,671	3,011
Total non-performing assets	$15,696	$24,002	$40,156	$29,496	$19,296
Performing troubled debt restructurings	$1,105	$111	$718	$—	$—
Total non-accrual loans and leases to gross loans and leases	1.55%	2.56%	4.37%	3.26%	1.91%
Total non-performing assets to total assets	1.28%	2.04%	3.63%	2.64%	1.91%
Allowance for loan and lease losses to gross loans and leases	1.69%	1.66%	1.85%	1.65%	1.39%
Allowance for loan and lease losses to non-accrual loans and leases	109.05%	65.03%	42.37%	50.76%	72.74%
As of December 31, 2012 and 2011, $8.8 million and $13.3 million of the non-accrual loans are considered troubled debt restructurings, respectively. As noted in the above table, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $15.7 million, or 1.28% of total assets, as of December 31, 2012, a decrease in non-performing assets of 34.6%, or $8.3 million, from December 31, 2011. We experienced a reduction in our non-accrual portfolio, which was the result of borrowers obtaining alternative sources of funds, borrower initiated sales of underlying collateral, continued payment collections that have been applied directly to principal, and recognition of further charge-offs given valuations of underlying collateral for collateral dependent loans.
A summary of our current period non-accrual loan and lease activity is as follows:

(In Thousands)
Non-accrual loans and leases as of December 31, 2011	$21,766
Loans and leases transferred into non-accrual status	9,944
Non-accrual loans and leases returned to accrual status	(1,617)
Non-accrual loans and leases transferred to foreclosed properties	(1,511)
Non-accrual loans and leases partially or fully charged-off	(3,403)
Cash received and applied to principal of non-accrual loans and leases	(11,057)
Non-accrual loans and leases as of December 31, 2012	$14,122

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of December 31, 2012, non-performing assets as a percentage of total assets declined to 1.28% from 2.04% at December 31, 2011. The exit strategies undertaken, including but not limited to foreclosure actions, charge-offs, and pay-offs, have outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases. As foreclosure is a viable exit strategy for us to pursue, we are seeing an overall reduction in our ratio of non-performing assets to total loans and leases and foreclosed properties. Total non-performing assets to total loans and leases and foreclosed properties as of December 31, 2012 and December 31, 2011 were 1.72% and 2.81%, respectively. We believe this ratio provides insight as to our success in working problem assets through the entire process and eliminating further losses.

We also monitor early stage delinquencies to provide insight into potential future problems. As of December 31, 2012, the payment performance did not point to any new areas of concern, as approximately 99.3% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 4 of our Consolidated Financial Statements. We are seeing a larger portion of our portfolio classified in the categories that would be considered to have adequate credit quality. Although we continue to see signs of asset quality improvement, we will continue to and will always actively monitor the credit quality of our loan and lease portfolio. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. Therefore, we expect to continue to experience new additions to non-accrual loans and leases. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience historically elevated levels of impaired loans and leases. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. As we continue to have these discussions, we expect we will continue to see further reductions in our overall non-accrual portfolio as our clients' financial performance returns to profitable levels, collateral is liquidated to provide sufficient reductions in outstanding principal, or clients establish banking relationships with other non-related institutions.

In 2012, as well as in the previous four fiscal years, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied against the outstanding principal.

Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As of December 31, 2012 and 2011, our allowance for loan and lease losses to total non-accrual loans and leases was 109.05% and 65.03%, respectively. As we begin to see improvements in asset quality, resulting in measurement of our loan and lease loss more through general characteristics of our portfolio rather than through specific identification, we will see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loan is adequately collateralized and therefore no specific or general reserve need be provided. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2012.

Additional information about impaired loans as of and for the years indicated was as follows:

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves	$11,006	$18,888	$19,749	$13,243	$9,986
Impaired loans and leases with impairment reserves required	4,221	2,989	19,375	14,582	6,299
Total impaired loans and leases	15,227	21,877	39,124	27,825	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,517	888	3,459	1,846	1,417
Net impaired loans and leases	$13,710	$20,989	$35,665	$25,979	$14,868
Average impaired loans and leases	$17,945	$33,793	$29,714	$20,395	$8,375

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Interest income attributable to impaired loans and leases	$1,432	$2,682	$2,702	$1,758	$752
Less: Interest income recognized on impaired loans and leases	321	787	102	149	49
Net foregone interest income on impaired loans and leases	$1,111	$1,895	$2,600	$1,609	$703
In addition to all non-accrual loans and leases, impaired loans and leases as of December 31, 2012 and 2011 also included $1.1 million and $111,000 of loans that are performing troubled debt restructurings, and thus are not on non-accrual status, but are considered impaired, due to the concession in terms. Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals. Our policy regarding appraisals requires the utilization of appraisers from our approved list, the performance of independent internal reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the loan approval process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was adequate at December 31, 2012. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future which may require additional charge-offs or specific reserves to be recorded.
Foreclosed properties are recorded at the lower of cost or net realizable value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan and lease losses prior to transfer to foreclosed property. The fair value is based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $1.6 million, a decrease of 29.6%, at December 31, 2012 from $2.2 million at December 31, 2011. The decrease in foreclosed properties is primarily attributable to disposition of properties and further valuation allowances taken to reflect the market values of the properties. We recorded impairment losses of $600,000 for the year ended December 31, 2012. Net gains on sales of existing foreclosed property inventory were $15,000 for the year ended December 31, 2012. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and we expect that our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim legal title to the properties.

A summary of foreclosed properties activity for the years ended December 31, 2012 and 2011 is as follows:

	For the Year Ended December 31,
	2012	2011
	(In Thousands)
Balance at the beginning of the period	$2,236	$1,750
Transfer of loans to foreclosed properties, at lower of cost or fair value	1,511	3,119
Payments to priority lien holders of foreclosed properties	367	—
Impairment adjustments	(600)	(621)
Net book value of properties sold	(1,940)	(2,012)
Balance at the end of the period	$1,574	$2,236
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
When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Due to the current economic conditions, estimated proceeds from the sales of property securing collateral dependent loans have generally been deemed insufficient to repay the related debt, confirming our inability to receive our entire contractual principal on certain commercial real estate loans. Many of the impaired loans are collateral dependent. It is part of our routine process to obtain appraisals on all impaired loans at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have stabilized; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. As a result of this review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $15.4 million or 1.69% of gross loans and leases, at December 31, 2012. Taking into consideration net charge-offs of $3.0 million, the required provision for loan and lease losses was $4.2 million for the year ended December 31, 2012. At December 31, 2011, the allowance for loan and lease losses was $14.2 million, or 1.66% of gross loans and leases, reflecting net charge-offs of $6.4 million and a provision for loan and lease losses of $4.3 million for the year ended December 31, 2011.
Given complexities with legal actions on certain of our large commercial real estate and commercial and industrial loans and current economic conditions, we continue to evaluate the best information available to us to determine the amount of the loans that are uncollectable. We believe the loans were recorded at the appropriate values at December 31, 2012; however, further charge-offs could be recorded if changes in facts and circumstances in the future lead us to a different conclusion.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$14,155	$16,271	$14,124	$11,846	$9,854
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(113)	(1,376)	(258)	—	—
Commercial real estate — non-owner occupied	—	(1,612)	—	—	—
Construction and land development	(47)	(2,091)	(2,110)	(2,681)	(815)
Multi-family	(130)	(312)	(1,059)	(424)	(102)
1-4 family	(322)	(942)	(596)	(542)	(243)
Commercial and industrial	(2,739)	(475)	(352)	(2,031)	(1,202)
Direct financing leases	—	—	—	(231)	—
Consumer and other
Home equity and second mortgage	(72)	(113)	(142)	(157)	(33)
Other	(56)	(309)	(693)	(36)	(1)
Total charge-offs	(3,479)	(7,230)	(5,210)	(6,102)	(2,396)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	5	—	—	—	2
Commercial real estate — non-owner occupied	192	—	—	—	—
Construction and land development	101	13	23	—	—
Multi-family	—	289	—	—	84
1-4 family	77	—	16	—	—
Commercial and industrial	66	473	265	147	3
Direct financing leases	—	19	8	—	—
Consumer and other
Home equity and second mortgage	11	68	1	8	—
Other	29	2	—	—	—
Total recoveries	481	864	313	155	89
Net charge-offs	(2,998)	(6,366)	(4,897)	(5,947)	(2,307)
Provision for loan and lease losses	4,243	4,250	7,044	8,225	4,299
Allowance at end of period	$15,400	$14,155	$16,271	$14,124	$11,846
Net charge-offs as a % of average gross loans and leases	0.35%	0.74%	0.57%	0.69%	0.28%

During the year ended December 31, 2012, we recorded net charge-offs on impaired loans and leases of approximately $3.0 million comprised of $3.5 million of charge-offs and $481,000 of recoveries. In 2012, the charge-offs recorded were primarily due to losses incurred through liquidation efforts on one commercial and industrial client and to a lesser extent based upon a decline in real estate values on various collateral dependent loans in certain of our market areas. The majority of the charge-offs in 2011 resulted from declining values of collateral associated with impaired loans and leases. Our charge-offs in 2011 were primarily concentrated in our commercial real estate portfolio, including construction and land development, as we continued to experience an elevated level of charge-offs, which is substantially related to land development projects. In addition, in 2011 we experienced losses in our owner-occupied and non-owner-occupied commercial real estate classes. These charge-offs were associated with declining collateral values.

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

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.

	As of December 31,
	2012		2011		2010		2009		2008
	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans
	(Dollars In Thousands)
Loan segments:
Commercial real estate	$10,693	68.37%	$9,554	68.19%	$11,267	70.43%	$8,890	70.93%	$7,187	66.71%
Commercial and industrial	4,129	28.10%	3,977	27.84%	4,277	25.73%	4,131	23.37%	3,984	27.24%
Direct financing leases, net	207	1.74%	240	2.01%	245	2.20%	357	3.23%	330	3.49%
Consumer and other	371	1.79%	384	1.96%	482	1.64%	746	2.47%	345	2.56%
Total	$15,400	100.00%	$14,155	100.00%	$16,271	100.00%	$14,124	100.00%	$11,846	100.00%
Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan delinquencies, non-accrual loans, trends in charge-offs, economic conditions and other factors as of December 31, 2012, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets.
Deposits. As of December 31, 2012, deposits increased by $40.9 million to $1.092 billion from $1.051 billion at December 31, 2011. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our organization, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we have seen a shift in our balances out of NOW accounts into non-interest-bearing transaction accounts. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash coupled with servicing and maintaining client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility to our deposit balances.
Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total average deposits, approximately $649.0 million, or 61.8%, were considered in-market deposits for the year ended December 31, 2012. This compares to average in-market deposits of $519.3 million, or 51.6%, for the year ended December 31, 2011. Attracting client deposits and increasing overall deposit market share is affected by a competitive environment. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits; however, as changes in regulation occur, specifically those affecting deposit insurance, we cannot be assured that our clients will maintain their balances solely with one institution. Our competition and the banking industry as a whole will also face this challenge of retaining existing deposits which we believe may create new opportunities to develop relationships and attract new money.

The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including brokered deposits, at December 31, 2012.

Interest rate	Three months and less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
	(In Thousands)
0.00% to 0.99%	$14,322	$18,270	$25,836	$76,368	$134,796
1.00% to 1.99%	14,969	1,360	20,308	67,200	103,837
2.00% to 2.99%	16,576	29,545	49,751	90,313	186,185
3.00% to 3.99%	281	—	—	14,897	15,178
4.00% to 4.99%	13	—	485	2,490	2,988
5.00% and greater	—	—	—	—	—
	$46,161	$49,175	$96,380	$251,268	$442,984

At December 31, 2012, time deposits included $35.6 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $9.0 million are scheduled to mature in three months or less, $6.5 million in greater than three through six months, $10.9 million in greater than six through twelve months and $9.2 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2012, $191.7 million are scheduled to mature in 2013, $124.1 million in 2014, $65.9 million in 2015, $23.8 million in 2016, $5.1 million in 2017, and $32.3 million thereafter. As of December 31, 2012, we have $28.3 million of brokered certificates of deposit that the Banks have the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 7-17 years with options to call after the first six months of holding the certificates and either semi-annually or monthly call options thereafter.

Borrowings. We had total borrowings of $22.7 million as of December 31, 2012, a decrease of $27.9 million, or 69.2%, from $50.6 million at December 31, 2011. In December 2012, we successfully raised approximately $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00. The net proceeds of the offering, approximately $27.1 million, were immediately used to repay a portion of our subordinated notes.

The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2012			December 31, 2011			December 31, 2010
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars In Thousands)
Federal funds purchased	$—	$237	0.82%	$—	$252	0.90%	$—	$—	—%
FHLB advances	469	2,034	1.59	482	656	5.83	2,494	13,414	4.78%
Line of credit	10	1,666	4.07	810	2,236	4.06	10	10	4.06%
Subordinated notes payable	11,926	37,481	7.02	39,000	39,000	6.12	39,000	39,000	5.50%
Junior subordinated notes	10,315	10,315	10.81	10,315	10,315	10.78	10,315	10,315	10.78%
	$22,720	$51,733	7.46	$50,607	$52,459	6.94	$51,819	$62,739	6.26%

Short-term borrowings	$479			$810			$2,010
Long-term borrowings	22,241			49,797			49,809
	$22,720			$50,607			$51,819

The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Maximum month-end balance:
FHLB advances	$15,474	$493	$18,504
Federal funds purchased	—	—	—
Stockholders’ Equity. As of December 31, 2012, stockholders’ equity was $99.5 million, or 8.1% of total assets, compared to stockholders’ equity of $64.2 million, or 5.5% of total assets, as of December 31, 2011. Stockholders’ equity increased by $35.3 million during the year ended December 31, 2012 primarily as a result of the completion of an equity raise in December 2012 where we successfully raised approximately $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00, generating net proceeds after underwriter discount and offering expenses of approximately $27.1 million. The increase of equity is also attributable to record net income of $8.9 million for the year ended December 31, 2012.

Non-bank Consolidated Subsidiaries
First Madison Investment Corporation. First Madison Investment Corporation ("FMIC") is a wholly-owned operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio, and no longer invests in commercial real estate loans previously in the form of loan participations from FBB, which it did until October 1, 2011. FMIC invests in marketable securities. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $148.5 million at December 31, 2012. FMIC had net income of $1.7 million for the year ended December 31, 2012. This compares to a total investment of $147.1 million at December 31, 2011 and net income of $4.1 million for the year ended December 31, 2011.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based lending company established to meet the financing needs of companies that are generally unable to obtain traditional bank financing. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. FBB’s investment in FBCC at December 31, 2012 was $22.1 million, gross loans outstanding were $116.5 million and net income for the year ended December 31, 2012 was $2.1 million. This compares to a total investment of $19.9 million, gross loans of $127.5 million and net income of $3.3 million at and for the year ended December 31, 2011.
FMCC Nevada Corp. FMCC Nevada Corp. was a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invested in asset-based loans in the form of loan participations from FBCC with FBCC retaining servicing. Effective October 1, 2011, this subsidiary was dissolved and its assets were transferred to FBCC.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2012 was $6.5 million, gross loans and leases outstanding were $43.5 million and FBEF had net income of $60,000 for the year ended December 31, 2012. This compares to a total investment of $6.4 million, gross loans and leases outstanding of $22.6 million and net income of $569,000 at and for the year ended December 31, 2011.
FBB Real Estate, LLC. FBB Real Estate, LLC ("FBBRE") is a wholly-owned subsidiary of FBB and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB’s total investment in FBBRE at December 31, 2012 was $1.0 million and FBBRE had a net loss of $25,000 for the year ended December 31, 2012. This compares to a total investment of $561,000 and a net loss of $95,000 at and for the year ended December 31, 2011.

FBB-Milwaukee Real Estate LLC. FBB-Milwaukee Real Estate LLC ("FBBMRE") is a wholly-owned subsidiary of FBB – Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $631,000 at December 31, 2012 and FBBMRE had a net loss of $197,000 for the year ended December 31, 2012. This compares to a total investment of $1,338,000 and net loss of $297,000 at and for the year ended December 31, 2011.

Liquidity and Capital Resources
We expect to meet our liquidity needs through dividends received from the Banks, existing cash on hand, established cash flow sources, and our senior line of credit with a third party financial institution. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2012 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. In September 2012, FBB declared and paid a dividend in the amount of $6.0 million to the Corporation. Prior to this payment, the Banks had not made any dividend payments to the Corporation since 2000. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2011. The Corporation's and the Banks' respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Banks maintain liquidity by obtaining funds from several sources. The Banks’ primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of December 31, 2012 and December 31, 2011, our immediate on-balance-sheet liquidity was $241.4 million and $260.5 million, respectively. At December 31, 2012 and December 31, 2011, the Banks had $53.1 million and $113.2 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $374.4 million of outstanding brokered deposits at December 31, 2012, compared to $446.7 million of brokered deposits as of December 31, 2011, which represented 34.3% and 42.5%, respectively, of ending balance total deposits. We are committed to our ongoing efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred for a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in specific maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with a goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits as of December 31, 2012.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the year ended December 31, 2012. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings with the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. As of December 31, 2012, the available liquidity was in excess of the stated minimum and was equal to approximately 29 months of maturities. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.

The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2012, operating activities resulted in a net cash inflow of $16.0 million. Operating cash flows included net income of $8.9 million. Net cash used in investing activities for the year ended December 31, 2012 was approximately $99.8 million which consisted primarily of cash outflows from net purchases of securities available for sale and funding of net loan growth. Net cash provided by financing activities for the year ended December 31, 2012 was $39.3 million primarily from net increases in deposits.

In December 2012, we successfully raised approximately $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering, approximately $27.1 million, were immediately used to repay a portion of subordinated debt. As of December 31, 2012 our capital ratios remained in excess of the highest required regulatory benchmark levels. In addition, the common stock offering improved the composition of the Corporation's capital by increasing Tier 1 capital in the form of equity and allowing us to pay down Tier II capital previously in the form of subordinated debt. We expect the net proceeds to ultimately support our future growth plans, including accelerated investment in organic growth and the potential for future acquisitions of niche talent and organizations.

The following table summarizes the Corporation's and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2012 and 2011, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$132,042	12.97%	$81,452	8.00%	N/A	N/A
First Business Bank	115,613	12.73	72,640	8.00	$90,800	10.00%
First Business Bank – Milwaukee	15,743	14.60	8,626	8.00	10,783	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$107,356	10.54	$40,726	4.00	N/A	N/A
First Business Bank	104,232	11.48	36,320	4.00	$54,480	6.00
First Business Bank – Milwaukee	14,392	13.35	4,313	4.00	6,470	6.00
Tier 1 capital (to average assets)
Consolidated	$107,356	8.99	$47,750	4.00	N/A	N/A
First Business Bank	104,232	10.49	39,731	4.00	$49,664	5.00
First Business Bank – Milwaukee	14,392	6.72	8,563	4.00	10,703	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$118,895	13.11%	$72,559	8.00%	N/A	N/A
First Business Bank	108,860	13.39	65,058	8.00	$81,322	10.00%
First Business Bank – Milwaukee	15,074	16.11	7,484	8.00	9,355	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$71,723	7.91	$36,279	4.00	N/A	N/A
First Business Bank	98,666	12.13	32,529	4.00	$48,793	6.00
First Business Bank – Milwaukee	13,898	14.86	3,742	4.00	5,613	6.00
Tier 1 capital (to average assets)
Consolidated	$71,723	6.22	$46,152	4.00	N/A	N/A
First Business Bank	98,666	9.98	39,556	4.00	$49,445	5.00
First Business Bank – Milwaukee	13,898	7.95	6,993	4.00	8,741	5.00

Off-balance Sheet Arrangements
As of December 31, 2012, the Banks had outstanding commitments to originate $257.2 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $17.8 million. As of December 31, 2012, the Banks had $134.1 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses associated with these unfunded commitments. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management, as described further in Note 15 – Derivative Financial Instruments to the Consolidated Financial Statements.
Additionally the Corporation has committed to provide an additional $960,000 to Aldine Capital Fund, LP, which is a private equity mezzanine funding limited partnership in which we have invested and which began its operations in October 2006. We expect to participate in the Aldine Capital Fund II, LP in 2013.
We believe adequate capital and liquidity are available from various sources to fund projected commitments.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Operating lease obligations	$8,624	$702	$1,256	$1,224	$5,442
Time deposits	442,984	191,716	190,045	28,940	32,283
Line of credit	10	10	—	—	—
Subordinated notes	11,926	—	—	—	11,926
Junior subordinated notes	10,315	—	—	—	10,315
FHLB advances	469	469	—	—	—
Total contractual obligations	$474,328	$192,897	$191,301	$30,164	$59,966

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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our Consolidated Financial Statements. We may over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we may under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on monthly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the fair value of collateral, the strength and availability of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2012 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorate, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
Income Taxes. FBFS and its wholly owned subsidiaries file a consolidated federal income tax return and a combined Wisconsin state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analyses of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences, and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We have made our best estimate of valuation allowances utilizing positive and negative evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine if valuation allowances were needed for deferred tax assets. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations.

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
Our primary market risk is interest rate risk, which arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the respective Banks’ Asset/Liability Management Committees, in accordance with policies approved by the respective Banks’ Boards. These committees meet regularly to review the sensitivity of their respective Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
We use two techniques to measure interest rate risk. The first is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates.
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2012. Given the current low interest rate environment, we do not expect that interest rates will fall by greater than 50 basis points from December 31, 2012 levels. We also assume that managed rate liability prices will rise at an amount less than the instantaneous rate shock in the below scenarios.

Change in interest rates in basis points	Down 50	No Change	Up 100	Up 200	Up 300	Up 400
Impact on net interest income	(0.60)%	—	(2.91)%	(1.49)%	(3.77)%	(2.13)%

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2012, interest-bearing-liabilities have the general characteristics that will allow them to reprice faster than interest-earning assets in the short-term. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our recent success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization. During recent years many of our variable rate loans and certain of our variable rate borrowings have been priced at a rate equivalent to a fixed spread above a market rate index combined with an interest rate floor. These interest rate floors restrict the rate from repricing in tandem with the market rates. As rates increase, these interest rate floors will restrict the subject assets and liabilities from experiencing rate increases until the interest rate floor is exceeded which may put pressure on net interest margin.
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Brokered certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.

The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2012
	Within 3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars In Thousands)
Assets:
Short-term investments	$58,815	$1,960	$3,185	$—	$63,960
Investment securities	8,027	46,137	119,362	27,070	200,596
Commercial loans	85,168	22,482	53,887	2,883	164,420
Real estate loans	216,258	80,061	248,010	58,581	602,910
Asset-based loans	114,617	897	—	—	115,514
Lease receivables	1,086	4,848	9,523	469	15,926
Consumer loans	524	50	74	—	648
Total earning assets	$484,495	$156,435	$434,041	$89,003	$1,163,974
Liabilities
Interest-bearing transaction	$43,542	$—	$—	$—	$43,542
Money market accounts	443,743	—	—	—	443,743
Time deposits under $250,000	28,622	151,899	216,870	32,283	429,674
Time deposits $250,000 and over	2,276	8,919	2,115	—	13,310
FHLB advances	469	—	—	—	469
Short-term borrowings	10	—	—	—	10
Long-term debt	5,711	—	—	16,530	22,241
Total interest-bearing liabilities	$524,373	$160,818	$218,985	$48,813	$952,989
Interest rate gap	$(39,878)	$(4,383)	$215,056	$40,190	$210,985
Cumulative interest rate gap	$(39,878)	$(44,261)	$170,795	$210,985
Cumulative interest rate gap to total earning assets	(3.43)%	(3.80)%	14.67%	18.13%

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES
The following financial statements are included in this Annual Report on Form 10-K:

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$21,626	$16,707
Short-term investments	63,960	113,386
Cash and cash equivalents	85,586	130,093
Securities available-for-sale, at fair value	200,596	170,386
Loans and leases receivable, net of allowance for loan and lease losses of $15,400 and $14,155, respectively	896,560	836,687
Leasehold improvements and equipment, net	968	999
Foreclosed properties	1,574	2,236
Cash surrender value of bank-owned life insurance	22,272	17,660
Investment in Federal Home Loan Bank stock, at cost	1,144	2,367
Accrued interest receivable and other assets	17,408	16,737
Total assets	$1,226,108	$1,177,165
Liabilities and Stockholders’ Equity
Deposits	$1,092,254	$1,051,312
Federal Home Loan Bank and other borrowings	12,405	40,292
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	11,595	11,032
Total liabilities	1,126,569	1,112,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,011,370 and 2,714,985 shares issued, 3,916,667 and 2,625,569 shares outstanding at December 31, 2012 and 2011, respectively	40	27
Additional paid-in capital	53,504	25,843
Retained earnings	45,599	37,501
Accumulated other comprehensive income	2,183	2,491
Treasury stock (94,703 and 89,416 shares at December 31, 2012 and 2011, respectively), at cost	(1,787)	(1,648)
Total stockholders’ equity	99,539	64,214
Total liabilities and stockholders’ equity	$1,226,108	$1,177,165
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2012	2011
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$51,125	$51,932
Securities income	3,417	4,166
Short-term investments	224	119
Total interest income	54,766	56,217
Interest expense
Deposits	13,026	17,115
Notes payable and other borrowings	2,744	2,529
Junior subordinated notes	1,115	1,112
Total interest expense	16,885	20,756
Net interest income	37,881	35,461
Provision for loan and lease losses	4,243	4,250
Net interest income after provision for loan and lease losses	33,638	31,211
Non-interest income
Trust and investment services fee income	2,927	2,532
Service charges on deposits	2,028	1,712
Loan fees	2,026	1,481
Increase in cash surrender value of bank-owned life insurance	703	678
Credit, merchant and debit card fees	204	221
Other	811	436
Total non-interest income	8,699	7,060
Non-interest expense
Compensation	17,018	14,898
Occupancy	1,270	1,376
Professional fees	1,634	1,497
Data processing	1,319	1,253
Marketing	1,224	994
Equipment	490	446
FDIC insurance	1,732	2,486
Collateral liquidation costs	655	786
Net loss on foreclosed properties	585	420
Other	2,734	2,241
Total non-interest expense	28,661	26,397
Income before income tax expense	13,676	11,874
Income tax expense	4,750	3,449
Net income	$8,926	$8,425
Earnings per common share:
Basic	$3.30	$3.23
Diluted	3.29	3.23
Dividends declared per share	0.28	0.28
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2012	2011
	(In Thousands)
Net income	$8,926	$8,425
Other comprehensive income, before tax
Unrealized securities (losses) gains arising during the period	(503)	1,198
Income tax benefit (expense)	195	(499)
Comprehensive income	$8,618	$9,124
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2010	2,597,820	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335
Net income	—	—	—	8,425	—	—	8,425
Other comprehensive income	—	—	—	—	699	—	699
Share-based compensation - restricted shares	34,625	—	579	—	—	—	579
Share-based compensation - tax benefits	—	—	11	—	—	—	11
Cash dividends ($0.28 per share)	—	—	—	(732)	—	—	(732)
Treasury stock purchased	(6,876)	—	—	—	—	(103)	(103)
Balance at December 31, 2011	2,625,569	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	—	8,926	—	—	8,926
Other comprehensive loss	—	—	—	—	(308)	—	(308)
Issuance of common stock	1,265,000	13	27,061	—	—	—	27,074
Exercise of stock options	1,000	—	22	—	—	—	22
Share-based compensation - restricted shares	30,385	—	548	—	—	—	548
Share-based compensation - tax benefits	—	—	107	—	—	—	107
Cash dividends ($0.28 per share)	—	—	—	(828)	—	—	(828)
Treasury stock purchased	(9,445)	—	—	—	—	(216)	(216)
Treasury stock re-issued	4,158	—	(77)	—	—	77	—
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
	(In Thousands)
Operating activities
Net income	$8,926	$8,425
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,906)	1,955
Provision for loan and lease losses	4,243	4,250
Depreciation, amortization and accretion, net	3,054	2,404
Share-based compensation	548	579
Increase in cash surrender value of bank-owned life insurance	(703)	(678)
Origination of loans for sale	(1,548)	(1,284)
Sale of loans originated for sale	1,695	1,290
Gain on sale of loans originated for sale	(147)	(6)
Net loss on foreclosed properties	585	420
Excess tax benefit from share-based compensation	(107)	(11)
Decrease in accrued interest receivable and other assets	646	796
Increase (decrease) in accrued interest payable and other liabilities	712	(563)
Net cash provided by operating activities	15,998	17,577
Investing activities
Proceeds from maturities of available-for-sale securities	56,992	44,150
Purchases of available-for-sale securities	(90,407)	(62,000)
Proceeds from sale of foreclosed properties	1,955	2,213
Payments to priority lien holders of foreclosed properties	(367)	—
Net (increase) decrease in loans and leases	(65,628)	16,879
Investment in Aldine Capital Fund, L.P.	—	(210)
Distributions from Aldine Capital Fund, L.P.	893	81
Proceeds from sale of FHLB Stock	1,223	—
Purchases of leasehold improvements and equipment, net	(561)	(411)
Proceeds from sale of leasehold improvements and equipment, net	—	46
Premium payment on bank owned life insurance policies	(4,025)	(32)
Proceeds from surrender of bank owned life insurance policies	116	—
Net cash (used in) provided by investing activities	(99,809)	716
Financing activities
Net increase in deposits	40,942	63,014
Repayment of FHLB advances	(13)	(2,012)
Net (decrease) increase in short-term borrowed funds	(800)	800
Proceeds from issuance of subordinated notes payable	6,215	—
Repayment of subordinated notes payable	(33,289)	—
Excess tax benefit from share-based compensation	107	11
Common stock issuance	27,074	—
Cash dividends paid	(738)	(729)
Exercise of stock options	22	—
Purchase of treasury stock	(216)	(103)
Net cash provided by financing activities	39,304	60,981
Net (decrease) increase in cash and cash equivalents	(44,507)	79,274
Cash and cash equivalents at the beginning of the period	130,093	50,819
Cash and cash equivalents at the end of the period	$85,586	$130,093
Supplementary cash flow information
Interest paid on deposits and borrowings	$17,800	$21,774
Income taxes paid	5,716	3,143
Transfer to foreclosed properties	1,511	3,119
Reissuance of treasury stock	77	—
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles. FBB and FBB – Milwaukee are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. ("FMIC"), First Business Equipment Finance, LLC ("FBEF") and FBB Real Estate, LLC ("FBBRE"). FMIC is located in and was formed under the laws of the state of Nevada. Effective October 1, 2011, the Corporation dissolved FMCC Nevada Corp, a former subsidiary of FBCC. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC ("FBBMRE").
Basis of Financial Statement Presentation. The Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II ("Trust II") has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents. The Corporation considers federal funds sold, interest-bearing deposits and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities Available-for-Sale. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any held-to-maturity or trading securities at December 31, 2012 and 2011.
Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the weighted average life of the securities.

Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Corporation does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
Loans and Leases. Loans and leases which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans. Loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income.
A loan or a lease is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan or lease with similar risk, or some combination of these concessions. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on individual facts and circumstances. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on non-accrual until the borrower has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual.
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
Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan or lease. Loans or leases that result from a refinance or restructuring, other than a troubled debt restructuring, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan or lease, are accounted for as a new loan or lease. Any unamortized net fees, costs, or penalties are recognized when the new loan or lease is originated. Unamortized net loan or lease fees or costs for loans and leases that result from a refinance or restructure with only minor modifications to the original loan or lease contract are carried forward as a part of the net investment in the new loan or lease. For troubled debt restructurings all fees received in connection with a modification of terms are applied as a reduction of the loan or lease and any related costs, including direct loan origination costs, are charged to expense as incurred.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems appropriate to absorb probable and estimable losses inherent in the loan and lease portfolios. Such inherent losses stem from the size and current risk characteristics of the loan and lease portfolio, an assessment of individual impaired and other problem loans and leases, actual loss experience, estimated fair value of underlying collateral, adverse situations that may affect the borrower’s ability to repay, and current geographic or industry-specific current economic events. Some impaired and other loans and leases have risk characteristics that are unique to an individual borrower and the inherent loss must be estimated on an individual basis. Other impaired and problem loans and leases may have risk characteristics similar to other loans and leases and bear similar inherent risk of loss. Such loans and leases, which are not individually reviewed and measured for impairment, are aggregated and historical loss statistics are used to determine inherent risk of loss.
The measurement of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay and appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired and other problem loans and leases, estimation of losses on types of loans and leases based on historical losses and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
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
Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the valuation allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. For the year ended December 31, 2012, no interest income was recognized due to the increase of the present value of future cash flows attributable to the passage of time. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
Loans Held for Sale. Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or fair value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price. There were no loans held for sale outstanding at December 31, 2012 or 2011.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in cash surrender value of life insurance on the consolidated balance sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies was $56.9 million as of December 31, 2012. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of each of December 31, 2012 and 2011, there were no borrowings against the cash surrender value of the BOLI policies.

Federal Home Loan Bank Stock. The Banks own shares in the Federal Home Loan Bank – Chicago (“FHLB”) as required for membership to the FHLB. The minimum required investment was $1.1 million as of December 31, 2012. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their $100 per share par amount. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2012 and 2011.
Other Investments. The Corporation owns certain equity investments in other corporate organizations which are not consolidated because the Corporation does not own more than a 50% interest or exercise control over the organization. Such investments are not variable interest entities. Investments in corporations representing at least a 20% interest are generally accounted for using the equity method and investments in corporations representing less than 20% interest are generally accounted for at cost. Investments in limited partnerships representing from at least a 3% up to a 50% interest in the entity are generally accounted for using the equity method and investments in limited partnerships representing less than 3% are generally accounted for at cost. All of these investments are periodically evaluated for impairment. Should an investment be impaired, it would be written down to its estimated fair value. The equity investments are reported in other assets and the income and expense from such investments, if any, is reported in non-interest income and non-interest expense.
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
Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates or equity prices. The Corporation’s primary market risk is interest rate risk. Instruments designed to manage interest rate risk include interest rate swaps, interest rate options and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments.

Counterparty risk with respect to derivative instruments occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Counterparty risk is managed by limiting the counterparties to highly rated dealers and required collateral postings when values are in deficit positions, applying uniform credit standards to all activities with credit risk and monitoring the size and the maturity structure of the derivative portfolio.
All derivative instruments are to be carried at fair value on the consolidated balance sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. In 2012 and 2011, the Corporation solely utilized interest rate swaps which did not qualify for hedge accounting and therefore all changes in fair value and gains and losses on these instruments were reported in earnings as they occurred.

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
Income tax expense or benefit represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Tax sharing agreements allocate taxes to each entity for the settlement of intercompany taxes. The Corporation applies a more likely than not standard to each of its tax positions when determining the amount of tax expense or benefit to record in its financial statements. Unrecognized tax benefits are recorded in other liabilities. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense.
Earnings Per Share. Earnings per common share (“EPS”) is computed using the two-class method. Basic EPS are computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Corporation’s common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.
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
On January 1, 2006, the Corporation adopted ASC Topic 718 using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a public entity. Under the prospective method, ASC Topic 718 must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of ASC Topic 718. Therefore, no stock-based compensation was recognized in the consolidated statements of income for the years ended December 31, 2012 or 2011, except with respect to restricted stock awards. Upon vesting of any options subject to ASC Topic 718, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Reclassifications. Certain accounts have been reclassified to conform to the current year presentations.
Future Accounting Changes.
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which included amendments to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. The Corporation will adopt the accounting standard during 2013, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

Note 2 – Cash and Cash Equivalents. Cash and due from banks was approximately $21.6 million and $16.7 million at December 31, 2012 and 2011, respectively. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank ("FRB") were $291,000 and $554,000 at December 31, 2012 and 2011. Short-term investments, considered cash equivalents, were $64.0 million and $113.4 million at December 31, 2012 and 2011, respectively. FRB balances were $53.1 million and $113.2 million at December 31, 2012 and 2011, respectively, and are included in short-term investments on the consolidated balance sheets. Federal funds sold at December 31, 2012 and 2011 were $237,000 and $217,000, respectively.

Note 3 – Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$19,667	$62	$(8)	$19,721
Municipal obligations	11,897	179	(43)	12,033
Collateralized mortgage obligations - government issued	148,369	3,344	(68)	151,645
Collateralized mortgage obligations - government-sponsored enterprises	17,128	88	(19)	17,197
	$197,061	$3,673	$(138)	$200,596

	As of December 31, 2011
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Municipal obligations	$2,736	$95	$—	$2,831
Collateralized mortgage obligations - government issued	161,443	4,022	(64)	165,401
Collateralized mortgage obligations - government-sponsored enterprises	2,169	—	(15)	2,154
	$166,348	$4,117	$(79)	$170,386

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association ("GNMA".) Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. There were no sales of securities available-for-sale during the years ended December 31, 2012 and 2011.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$5	$5
Due in one year through five years	14,130	14,184
Due in five through ten years	23,473	23,866
Due in over ten years	159,453	162,541
	$197,061	$200,596

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at December 31, 2012 and 2011. At December 31, 2012 and 2011, the Corporation had 30 securities and 9 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades, but have primarily declined in value due to the current interest rate environment. At December 31, 2012, the Corporation held no securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the years ended December 31, 2012 and 2011.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$2,992	$8	$—	$—	$2,992	$8
Municipal obligations	3,450	43	—	—	3,450	43
Collateralized mortgage obligations - government issued	12,990	68	—	—	12,990	68
Collateralized mortgage obligations - government-sponsored enterprises	5,075	19	—	—	5,075	19
	$24,507	$138	$—	$—	$24,507	$138

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Collateralized mortgage obligations - government issued	$16,336	$64	$—	$—	$16,336	$64
Collateralized mortgage obligations - government-sponsored enterprises	2,076	15	—	—	2,076	15
	$18,412	$79	$—	$—	$18,412	$79
At December 31, 2012 and 2011, securities with a fair value of $23.1 million and $19.6 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank ("FHLB") advances and client letters of credit. Securities pledged also provide for future availability for additional advances from the FHLB.

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2012	December 31, 2011
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$144,988	$150,528
Commercial real estate — non-owner occupied	323,660	304,597
Construction and land development	64,966	38,124
Multi-family	58,454	43,905
1-4 family	31,943	43,513
Total commercial real estate	624,011	580,667
Commercial and industrial	256,458	237,099
Direct financing leases, net	15,926	17,128
Consumer and other
Home equity and second mortgages	4,642	4,970
Other	11,671	11,682
Total consumer and other	16,313	16,652
Total gross loans and leases receivable	912,708	851,546
Less:
Allowance for loan and lease losses	15,400	14,155
Deferred loan fees	748	704
Loans and leases receivable, net	$896,560	$836,687

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the years ended December 31, 2012 and 2011 was $58.3 million and $29.0 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $58.3 million and $29.0 million for the years ended December 31, 2012 and 2011, respectively, has been derecognized in the Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the years ended December 31, 2012 and 2011.

The total amount of outstanding loans transferred to third parties as loan participations sold at December 31, 2012 and December 31, 2011 was $50.1 million and $49.2 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation's continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of December 31, 2012 and December 31, 2011, the total amount of the Corporation's partial ownership of loans on the Corporation’s balance sheet was $71.9 million and $74.6 million, respectively. As of December 31, 2012 and December 31, 2011, $3.2 million and $3.4 million of the loans in this participation sold portfolio were considered impaired, respectively. Since December 2010, the Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans in accordance with the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs. The total amount of loan participations purchased on the Corporation's balance sheet as of December 31, 2012 and December 31, 2011 was $674,000 and $689,000, respectively.
Certain of the Corporation's executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2012 and 2011, loans aggregating approximately $11.4 million and $11.3 million, respectively, were outstanding to such parties. New loans granted to such parties during the years ended December 31, 2012 and 2011 were approximately $1.4 million and $181,000 and repayments on such loans were approximately $1.2 million and $6.8 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans not related to the lender. None of these loans were considered impaired.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2012 and 2011:

	Category
As of December 31, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,180	$9,688	$17,351	$769	$144,988
Commercial real estate — non-owner occupied	267,884	29,553	22,992	3,231	323,660
Construction and land development	49,134	2,037	8,384	5,411	64,966
Multi-family	50,808	6,810	790	46	58,454
1-4 family	18,255	4,657	7,873	1,158	31,943
Total commercial real estate	503,261	52,745	57,390	10,615	624,011

Commercial and industrial	233,524	9,922	10,170	2,842	256,458

Direct financing leases, net	10,486	3,897	1,543	—	15,926

Consumer and other:
Home equity and second mortgages	3,525	157	220	740	4,642
Other	10,641	—	—	1,030	11,671
Total consumer and other	14,166	157	220	1,770	16,313

Total gross loans and leases receivable	$761,437	$66,721	$69,323	$15,227	$912,708
Category as a % of total portfolio	83.43%	7.31%	7.60%	1.67%	100.00%

	Category
As of December 31, 2011	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,065	$16,488	$14,004	$2,971	$150,528
Commercial real estate — non-owner occupied	236,868	34,823	30,657	2,249	304,597
Construction and land development	20,660	5,367	4,867	7,230	38,124
Multi-family	34,162	6,930	804	2,009	43,905
1-4 family	23,266	11,637	4,993	3,617	43,513
Total commercial real estate	432,021	75,245	55,325	18,076	580,667

Commercial and industrial	198,018	25,070	12,453	1,558	237,099

Direct financing leases, net	11,398	5,026	686	18	17,128

Consumer and other:
Home equity and second mortgages	3,524	188	256	1,002	4,970
Other	10,459	—	—	1,223	11,682
Total consumer and other	13,983	188	256	2,225	16,652

Total gross loans and leases receivable	$655,420	$105,529	$68,720	$21,877	$851,546
Category as a % of total portfolio	76.97%	12.39%	8.07%	2.57%	100.00%

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

Category III — Loans and leases in this category are identified by the Corporation’s business development officers and senior management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored on a monthly basis by management, the loan committees of the Banks, and the Banks’ Boards of Directors.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored on a monthly basis by management, the loan committees of the Banks, and the Banks’ Boards of Directors.
Utilizing regulatory terminology, the Corporation identified $22.0 million and $42.6 million of loans and leases as Substandard as of December 31, 2012 and 2011, respectively. No loans were considered Special Mention, Doubtful or Loss as of both December 31, 2012 and 2011. The population of Substandard loans is a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2012 and 2011 were as follows:

As of December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$210	$—	$—	$210	$144,009	$144,219
Non-owner occupied	—	—	—	—	320,789	320,789
Construction and land development	—	—	—	—	60,020	60,020
Multi-family	—	—	—	—	58,408	58,408
1-4 family	—	—	—	—	30,937	30,937
Commercial & industrial	—	—	—	—	253,616	253,616
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,030	4,030
Other	—	—	—	—	10,641	10,641
Total	$210	$—	$—	$210	$898,376	$898,586
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$117	$117	$652	$769
Non-owner occupied	2,415	—	444	2,859	12	2,871
Construction and land development	—	—	471	471	4,475	4,946
Multi-family	—	—	—	—	46	46
1-4 family	74	—	482	556	450	1,006
Commercial & industrial	57	—	560	617	2,225	2,842
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	121	121	491	612
Other	—	—	1,030	1,030	—	1,030
Total	$2,546	$—	$3,225	$5,771	$8,351	$14,122
Total loans and leases
Commercial real estate:
Owner occupied	$210	$—	$117	$327	$144,661	$144,988
Non-owner occupied	2,415	—	444	2,859	320,801	323,660
Construction and land development	—	—	471	471	64,495	64,966
Multi-family	—	—	—	—	58,454	58,454
1-4 family	74	—	482	556	31,387	31,943
Commercial & industrial	57	—	560	617	255,841	256,458
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	121	121	4,521	4,642
Other	—	—	1,030	1,030	10,641	11,671
Total	$2,756	$—	$3,225	$5,981	$906,727	$912,708
Percent of portfolio	0.30%	—%	0.36%	0.66%	99.34%	100.00%

As of December 31, 2011	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$106	$—	$—	$106	$147,450	$147,556
Non-owner occupied	—	131	—	131	302,217	302,348
Construction and land development	3,942	—	—	3,942	26,953	30,895
Multi-family	—	—	—	—	41,896	41,896
1-4 family	—	—	—	—	40,007	40,007
Commercial & industrial	25	—	—	25	235,516	235,541
Direct financing leases, net	—	—	—	—	17,110	17,110
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,968	3,968
Other	—	—	—	—	10,459	10,459
Total	$4,073	$131	$—	$4,204	$825,576	$829,780
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$2,011	$2,011	$961	$2,972
Non-owner occupied	—	155	1,625	1,780	469	2,249
Construction and land development	114	515	704	1,333	5,896	7,229
Multi-family	—	—	2,009	2,009	—	2,009
1-4 family	404	224	495	1,123	2,383	3,506
Commercial & industrial	21	—	298	319	1,239	1,558
Direct financing leases, net	—	—	—	—	18	18
Consumer and other:
Home equity and second mortgages	—	40	315	355	647	1,002
Other	—	—	1,222	1,222	1	1,223
Total	$539	$934	$8,679	$10,152	$11,614	$21,766
Total loans and leases
Commercial real estate:
Owner occupied	$106	$—	$2,011	$2,117	$148,411	$150,528
Non-owner occupied	—	286	1,625	1,911	302,686	304,597
Construction and land development	4,056	515	704	5,275	32,849	38,124
Multi-family	—	—	2,009	2,009	41,896	43,905
1-4 family	404	224	495	1,123	42,390	43,513
Commercial & industrial	46	—	298	344	236,755	237,099
Direct financing leases, net	—	—	—	—	17,128	17,128
Consumer and other:
Home equity and second mortgages	—	40	315	355	4,615	4,970
Other	—	—	1,222	1,222	10,460	11,682
Total	$4,612	$1,065	$8,679	$14,356	$837,190	$851,546
Percent of portfolio	0.54%	0.12%	1.02%	1.68%	98.32%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at December 31, 2012 and 2011, respectively.

	December 31, 2012	December 31, 2011
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$769	$2,972
Commercial real estate — non-owner occupied	2,871	2,249
Construction and land development	4,946	7,229
Multi-family	46	2,009
1-4 family	1,006	3,506
Total non-accrual commercial real estate	9,638	17,965
Commercial and industrial	2,842	1,558
Direct financing leases, net	—	18
Consumer and other:
Home equity and second mortgage	612	1,002
Other	1,030	1,223
Total non-accrual consumer and other loans	1,642	2,225
Total non-accrual loans and leases	14,122	21,766
Foreclosed properties, net	1,574	2,236
Total non-performing assets	$15,696	$24,002
Performing troubled debt restructurings	$1,105	$111

	December 31, 2012	December 31, 2011
Total non-accrual loans and leases to gross loans and leases	1.55%	2.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.72	2.81
Total non-performing assets to total assets	1.28	2.04
Allowance for loan and lease losses to gross loans and leases	1.69	1.66
Allowance for loan and lease losses to non-accrual loans and leases	109.05	65.03

As of December 31, 2012 and December 31, 2011, $8.8 million and $13.3 million of the impaired loans were considered troubled debt restructurings, respectively. As of December 31, 2012, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of December 31, 2012			As of December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	5	$338	$303	5	$380	$352
Commercial real estate — non-owner occupied	5	885	803	6	971	902
Construction and land development	4	8,044	4,953	4	8,457	5,692
Multi-family	1	184	47	—	—	—
1-4 family	13	1,674	1,132	15	3,152	3,031
Commercial and industrial	7	2,250	931	9	2,394	1,393
Direct financing leases, net	—	—	—	1	32	18
Consumer and other:
Home equity and second mortgage	7	865	726	8	865	813
Other	1	2,076	1,030	1	2,076	1,222
Total	43	$16,316	$9,925	49	$18,327	$13,423

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of December 31, 2012 and 2011, our troubled debt restructurings grouped by type of concession were as follows:

	As of December 31, 2012		As of December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	2	$117	2	$127
Combination of extension and interest rate concession	26	7,121	28	9,850
Commercial and industrial
Extension of term	3	241	5	406
Combination of extension and interest rate concession	4	689	4	987
Consumer and other
Extension of term	2	1,117	5	1,603
Combination of extension and interest rate concession	6	640	4	432
Direct financing leases, net
Extension of term	—	—	1	18
Total	43	$9,925	49	$13,423

The following table provides the number of loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2012, as well as the recorded investment in these restructured loans as of December 31, 2012.

Year ended December 31, 2012
	Number of Loans	Recorded Investment
(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	—	$—
Commercial real estate — non-owner occupied	—	—
Construction and land development	1	110
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	—	—
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgage	—	—
Other	—	—
Total	1	$110

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$741	$741	$—	$1,482	$142	$2	$140
Non-owner occupied	648	648	—	1,239	222	207	15
Construction and land development	4,946	8,537	—	5,834	246	24	222
Multi-family	47	414	—	313	69	60	9
1-4 family	544	677	—	2,213	151	—	151
Commercial and industrial	2,394	2,404	—	1,987	163	25	138
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	656	657	—	913	55	1	54
Other	1,030	1,620	—	1,150	113	1	112
Total	$11,006	$15,698	$—	$15,135	$1,161	$321	$840
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$28	$28	$16	$30	$2	$—	$2
Non-owner occupied	2,582	2,582	829	162	33	—	33
Construction and land development	465	465	174	528	15	—	15
Multi-family	—	—	—	—	—	—	—
1-4 family	614	614	224	637	36	—	36
Commercial and industrial	447	3,137	187	1,350	178	—	178
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	85	85	87	103	7	—	7
Other	—	—	—	—	—	—	—
Total	$4,221	$6,911	$1,517	$2,810	$271	$—	$271
Total:
Commercial real estate:
Owner occupied	$769	$769	$16	$1,512	$144	$2	$142
Non-owner occupied	3,230	3,230	829	1,401	255	207	48
Construction and land development	5,411	9,002	174	6,362	261	24	237
Multi-family	47	414	—	313	69	60	9
1-4 family	1,158	1,291	224	2,850	187	—	187
Commercial and industrial	2,841	5,541	187	3,337	341	25	316
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	741	742	87	1,016	62	1	61
Other	1,030	1,620	—	1,150	113	1	112
Grand total	$15,227	$22,609	$1,517	$17,945	$1,432	$321	$1,111

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2011
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,455	$3,669	$—	$5,177	$450	$200	$250
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	6,383	9,927	—	7,974	350	48	302
Multi-family	2,009	2,246	—	3,075	362	—	362
1-4 family	2,628	3,016	—	3,160	277	108	169
Commercial and industrial	1,139	1,320	—	3,820	384	424	(40)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	803	827	—	884	62	1	61
Other	1,222	1,682	—	1,691	138	6	132
Total	$18,888	$26,768	$—	$31,042	$2,447	$787	$1,660
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$517	$517	$13	$358	$81	$—	$81
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	846	846	130	483	48	—	48
Multi-family	—	—	34	287	—	—	—
1-4 family	989	989	337	1,017	61	—	61
Commercial and industrial	419	419	276	384	24	—	24
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity and second mortgages	199	199	79	208	20	—	20
Other	1	1	1	1	—	—	—
Total	$2,989	$2,989	$888	$2,751	$235	$—	$235
Total:
Commercial real estate:
Owner occupied	$2,972	$4,186	$13	$5,535	$531	$200	$331
Non-owner occupied	2,249	4,081	—	5,261	424	—	424
Construction and land development	7,229	10,773	130	8,457	398	48	350
Multi-family	2,009	2,246	34	3,362	362	—	362
1-4 family	3,617	4,005	337	4,177	338	108	230
Commercial and industrial	1,558	1,739	276	4,204	408	424	(16)
Direct financing leases, net	18	18	18	13	1	—	1
Consumer and other:
Home equity and second mortgages	1,002	1,026	79	1,092	82	1	81
Other	1,223	1,683	1	1,692	138	6	132
Grand total	$21,877	$29,757	$888	$33,793	$2,682	$787	$1,895

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $7.4 million and $7.9 million as of December 31, 2012 and 2011, respectively, represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being less than the carrying values of the loans and leases. Impaired loans and leases also included $1.1 million and $111,000 of loans that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
To determine the level and composition of the allowance for loan and lease losses, the Corporation breaks out the loan and lease portfolio by segments and risk ratings. First, the Corporation evaluates loans and leases for potential impairment classification. The Corporation analyzes each loan and lease determined to be impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. The Corporation applies historical trends from established risk factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(612)	(2,739)	(128)	—	(3,479)
Recoveries	375	66	40	—	481
Provision	1,376	2,825	75	(33)	4,243
Ending balance	$10,693	$4,129	$371	$207	$15,400
Ending balance: individually evaluated for impairment	$1,244	$186	$87	$—	$1,517
Ending balance: collectively evaluated for impairment	$9,449	$3,943	$284	$207	$13,883
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$624,011	$256,458	$16,313	$15,926	$912,708
Ending balance: individually evaluated for impairment	$10,614	$2,842	$1,771	$—	$15,227
Ending balance: collectively evaluated for impairment	$613,397	$253,616	$14,542	$15,926	$897,481
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.71%	1.61%	2.27%	1.30%	1.69%

	As of and for the Year Ended December 31, 2011
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(6,334)	(475)	(421)	—	(7,230)
Recoveries	302	473	70	19	864
Provision	4,319	(298)	253	(24)	4,250
Ending balance	$9,554	$3,977	$384	$240	$14,155
Ending balance: individually evaluated for impairment	$514	$276	$80	$18	$888
Ending balance: collectively evaluated for impairment	$9,040	$3,701	$304	$222	$13,267
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$580,667	$237,099	$16,652	$17,128	$851,546
Ending balance: individually evaluated for impairment	$18,076	$1,558	$2,225	$18	$21,877
Ending balance: collectively evaluated for impairment	$562,591	$235,541	$14,427	$17,110	$829,669
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.65%	1.68%	2.31%	1.40%	1.66%

The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2012	2011
	(In Thousands)
Minimum lease payments receivable	$12,951	$13,483
Estimated unguaranteed residual values in leased property	4,366	5,313
Initial direct costs	29	25
Less unearned lease and residual income	(1,420)	(1,693)
Investment in commercial direct financing leases	$15,926	$17,128

There were no impairments of residual value of leased property during the years ended December 31, 2012 and 2011.
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2013	$5,045
2014	3,481
2015	2,221
2016	1,273
2017	679
Thereafter	252
$12,951

Note 5 – Leasehold Improvements and Equipment
A summary of leasehold improvements and equipment at December 31, 2012 and 2011 is as follows:

	As of December 31,
	2012	2011
	(In Thousands)
Leasehold improvements	$1,263	$1,398
Furniture and equipment	3,031	2,867
Construction and purchases in progress	77	—
	4,371	4,265
Less: accumulated depreciation	(3,403)	(3,266)
Total leasehold improvements and equipment, net	$968	$999

Note 6 – Other Assets
The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. The Corporation’s share of the partnerships’ income included in the consolidated statements of income for the years ended December 31, 2012 and 2011 was $678,000 and $495,000, respectively. The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $2.0 million and $2.2 million recorded as of December 31, 2012 and 2011. The Corporation had a remaining commitment to provide funds of $960,000 at December 31, 2012. The Corporation also has one tax-preferred limited partnership equity investment, Chapel Valley Senior Housing, LP. At December 31, 2012 and 2011, there was a zero cost basis remaining in this tax-preferred limited partnership equity investment.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II, a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2012 and 2011 is included in accrued interest receivable and other assets.

A summary of accrued interest receivable and other assets is as follows:

	As of December 31,
	2012	2011
	(In thousands)
Accrued interest receivable	$3,217	$3,525
Deferred tax assets, net	4,583	2,482
Investment in limited partnerships	2,000	2,216
Investment in Trust II	315	315
Fair value of interest rate swaps	3,069	3,434
Prepaid expenses	1,453	1,467
Other	2,771	3,298
Total	$17,408	$16,737

Note 7 – Deposits
Deposits consisted of the following:

	December 31, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$161,985	$137,117	—%	$132,230	$112,899	—%
Interest-bearing transaction accounts	43,542	34,180	0.28	23,004	25,389	0.28
Money market accounts	443,743	395,259	0.76	364,082	300,652	0.99
Certificates of deposit	68,599	82,430	1.17	85,331	80,323	1.38
Brokered certificates of deposit	374,385	400,695	2.23	446,665	486,594	2.66
Total deposits	$1,092,254	$1,049,681	1.24	$1,051,312	$1,005,857	1.70

A summary of annual maturities of certificates of deposit outstanding at December 31, 2012 follows:

(In Thousands)
Maturities during year ended December 31,
2013	$191,716
2014	124,134
2015	65,911
2016	23,826
2017	5,114
Thereafter	32,283
$442,984
Deposits include approximately $35.6 million and $54.0 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2012 and 2011, respectively.

Note 8 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at December 31, 2012 and 2011 was as follows:

	December 31, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$237	0.82%	$—	$252	0.90%
FHLB advances	469	2,034	1.59	482	656	5.83
Line of credit	10	1,666	4.07	810	2,236	4.06
Subordinated notes payable	11,926	37,481	7.02	39,000	39,000	6.12
Junior subordinated notes	10,315	10,315	10.81	10,315	10,315	10.78
	$22,720	$51,733	7.46	$50,607	$52,459	6.94

Short-term borrowings	$479			$810
Long-term borrowings	22,241			49,797
	$22,720			$50,607

The Corporation’s FHLB advances fully mature in February 2013. At December 31, 2012 and 2011, there were no securities sold under agreements to repurchase. There were no outstanding federal funds purchased at any month-end during fiscal years December 31, 2012 and 2011.
The Corporation has a $21.7 million FHLB line of credit available for advances and open line borrowings which are collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2012, $21.2 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2012 and 2011. Term FHLB advances totaled $469,000 and $482,000 at December 31, 2012 and 2011, respectively. These advances bear fixed interest rates which ranged from 5.91% to 6.06% at each of December 31, 2012 and 2011, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.

The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $35.4 million and $23.9 million and collateralized mortgage obligations totaling approximately $18.9 million and $11.8 million were pledged as collateral for FHLB advances and unused available credit at December 31, 2012 and 2011, respectively.

The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2012, the line of credit carried an interest rate of LIBOR + 2.75% with a floor of 4.00% and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays an unused line fee on its senior line of credit. For the years ended December 31, 2012 and 2011, the Corporation incurred $11,000 and $10,000 of additional interest expense due to this fee. On February 19, 2013, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% with an interest rate floor of 3.25%, a maturity date of February 19, 2014, and the inclusion of certain performance covenants. As of February 19, 2013, the Corporation was in compliance with all debt covenants under the renewed line of credit.

The Corporation has subordinated notes payable. At December 31, 2012 and 2011, the amount of subordinated notes payable outstanding was $11.9 million and $39.0 million, respectively. The subordinated notes payable qualify for Tier 2 capital. At December 31, 2012, $5.7 million of the subordinated notes bore an interest rate of LIBOR + 4.75% with an interest rate floor of 7.00% and $6.2 million bore a fixed interest rate of 7.50%. There are no debt covenants on the subordinated notes payable. $5.7 million of the subordinated notes outstanding as of December 31, 2012 were held by a third party financial institution. This note was renewed in February 2013. The pricing and maturity date of this renewed instrument is LIBOR + 4.75% with an interest rate floor of 6.00% and May 15, 2021, respectively. The remaining $6.2 million of the subordinated notes consists of notes which the Corporation offered and sold to certain accredited investors in 2012. The notes were structured to qualify as Tier 2 capital, mature on January 15, 2022 and bear a fixed interest rate of 7.50% per year for their entire term. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance. The Corporation used the net proceeds from the sale of the notes to repay a portion of its then-existing $39.0 million of other subordinated notes. In

December 2012, the Corporation successfully raised approximately $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering, approximately $27.1 million, were immediately used to further repay a portion of its existing $39.0 million of subordinated notes.
In September 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities ("Preferred Securities"). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $428,000 were capitalized in 2008 and are amortizing over the life of the Notes as an adjustment to interest expense. As of December 31, 2012, $368,000 of debt issuance costs remain reflected in other assets on the consolidated balance sheets.
The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The Corporation also has the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to: (1) a change in capital treatment resulting in the inability of the Corporation to include the Notes in Tier 1 capital, (2) a change in laws or regulations that could require Trust II to register as an investment company under The Investment Company Act of 1940, as amended; and (3) a change in laws or regulations that would require Trust II to pay income tax with respect to interest received on the Notes or, prohibit the Corporation from deducting the interest payable by the Corporation on the Notes or result in greater than a de minimis amount of taxes for Trust II.
Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. Therefore, the Corporation presents in its Consolidated Financial Statements junior subordinated notes as a liability and its investment in Trust II as a component of other assets.

Note 9 – Stockholders’ Equity and Regulatory Capital
On June 5, 2008, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, $0.01 par value per share (common shares) of the Corporation. The dividend was paid on July 15, 2008. Each right entitles the registered holder to purchase from the Corporation one-half of one common share, at a price of $85.00 per full common share (equivalent to $42.50 for each one-half of a common share), subject to adjustment. The rights will be exercisable only if a person or group acquires 15% or more of the Corporation’s common stock or announces a tender offer for such stock. Under conditions described in the Shareholder Rights Plan, holders of rights may acquire additional shares of the Corporation’s common stock. The value of shares acquired under the plan would have a market value of two times the then-current per share purchase price. The rights will expire on June 5, 2018.
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation has updated its Capital and Liquidity Action Plan (the “Capital Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of December 31, 2012, that the Corporation and the Banks met all applicable capital adequacy requirements.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2012 and 2011, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$132,042	12.97%	$81,452	8.00%	N/A	N/A
First Business Bank	115,613	12.73	72,640	8.00	$90,800	10.00%
First Business Bank – Milwaukee	15,743	14.60	8,626	8.00	10,783	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$107,356	10.54	$40,726	4.00	N/A	N/A
First Business Bank	104,232	11.48	36,320	4.00	$54,480	6.00
First Business Bank – Milwaukee	14,392	13.35	4,313	4.00	6,470	6.00
Tier 1 capital (to average assets)
Consolidated	$107,356	8.99	$47,750	4.00	N/A	N/A
First Business Bank	104,232	10.49	39,731	4.00	$49,664	5.00
First Business Bank – Milwaukee	14,392	6.72	8,563	4.00	10,703	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$118,895	13.11%	$72,559	8.00%	N/A	N/A
First Business Bank	108,860	13.39	65,058	8.00	$81,322	10.00%
First Business Bank – Milwaukee	15,074	16.11	7,484	8.00	9,355	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$71,723	7.91	$36,279	4.00	N/A	N/A
First Business Bank	98,666	12.13	32,529	4.00	$48,793	6.00
First Business Bank – Milwaukee	13,898	14.86	3,742	4.00	5,613	6.00
Tier 1 capital (to average assets)
Consolidated	$71,723	6.22	$46,152	4.00	N/A	N/A
First Business Bank	98,666	9.98	39,556	4.00	$49,445	5.00
First Business Bank – Milwaukee	13,898	7.95	6,993	4.00	8,741	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2012 and 2011, respectively.

	As of December 31,
	2012	2011
	(In Thousands)
Stockholders’ equity of the Corporation	$99,539	$64,214
Unrealized and accumulated gains and losses on specific items	(2,183)	(2,491)
Trust preferred securities	10,000	10,000
Tier 1 capital	107,356	71,723
Allowable general valuation allowances and subordinated debt	24,686	47,172
Risk-based capital	$132,042	$118,895

In December 2012, the Corporation successfully raised approximately $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering, approximately $27.1 million, were immediately used to repay a portion of subordinated debt. As of December 31, 2012 capital ratios remained in excess of the highest applicable required regulatory benchmark levels. In addition, the common stock offering improved the composition of the Corporation's capital by increasing Tier 1 capital in the form of equity and allowing it to pay down Tier 2 capital previously in the form of subordinated debt.

Note 10 – Earnings per Common Share
Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

For the years ended December 31, 2012 and 2011, average anti-dilutive employee share-based awards totaled 115,236 and 150,321, respectively.

	For the Year Ended December 31,
	2012	2011
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$8,926	$8,425
Less: earnings allocated to participating securities	329	325
Basic earnings allocated to common shareholders	$8,597	$8,100

Weighted-average common shares outstanding, excluding participating securities	2,608,961	2,507,826

Basic earnings per common share	$3.30	$3.23

Diluted earnings per common share
Earnings allocated to common shareholders	$8,597	$8,100
Reallocation of undistributed earnings	—	—
Diluted earnings allocated to common shareholders	$8,597	$8,100

Weighted-average common shares outstanding, excluding participating securities	2,608,961	2,507,826
Dilutive effect of share-based awards	1,911	—
Weighted-average diluted common shares outstanding, excluding participating securities	2,610,872	2,507,826

Diluted earnings per common share	$3.29	$3.23

Note 11 – Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through, among other things, incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units and dividend equivalent units. Shares previously available for grant under the 2006 Equity Incentive Plan (the "2006 Plan"), which was terminated on May 14, 2012, were transferred to the 2012 Equity Incentive Plan. As of December 31, 2012, 218,115 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the plans are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation became a reporting company under the Securities Exchange Act of 1934 and no Stock Options have been modified, repurchased or cancelled since that time. Therefore, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the years ended December 31, 2012 and 2011. As of December 31, 2012, all Stock Options granted and not previously forfeited had vested.

The following table represents a summary of Stock Options activity for the periods indicated.

	For the Years Ended December 31,
	2012		2011
	Options	Weighted average price	Options	Weighted average price
Outstanding at beginning of year	125,034	$22.43	138,766	$22.09
Granted	—	—	—	—
Exercised	(1,000)	22.00	—	—
Expired	—	—	(13,732)	19.00
Forfeited	—	—	—	—
Outstanding at end of year	124,034	22.43	125,034	22.43
Options exercisable at end of year	124,034	22.43	125,034	22.43
The following table represents outstanding Stock Options and exercisable Stock Options at the respective ranges of exercise prices at December 31, 2012.

	Options Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (Years)	Weighted average exercise price	Shares	Weighted average exercise price
$15.00 – $17.50	9,984	1.04	$15.33	9,984	$15.33
$17.51 – $20.00	—	—	—	—	—
$20.01 – $22.50	60,050	0.14	22.00	60,050	22.00
$22.51 – $25.00	54,000	1.87	24.22	54,000	24.22
	124,034	0.75	22.43	124,034	22.43
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

Restricted share activity for the years ended December 31, 2012 and 2011 was as follows:

	For the Year Ended December 31,
	2012		2011
	Number of restricted shares	Weighted average grant-date fair value	Number of restricted shares	Weighted average grant-date fair value
Nonvested balance at beginning of year	95,868	$15.15	101,182	$14.93
Granted	37,123	23.03	34,625	17.05
Vested	(35,905)	15.06	(39,939)	16.24
Forfeited	(2,580)	18.32	—	—
Nonvested balance as of end of year	94,506	18.19	95,868	15.15

As of December 31, 2012, $1.5 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over approximately three years. As of December 31, 2012, all restricted shares that vested were delivered. For the years ended December 31, 2012 and 2011, share-based compensation expense included in the consolidated statements of income totaled $548,000 and $579,000, respectively.

Note 12 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3.0% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6.0% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the consolidated statements of income. The Corporation made a matching contribution of 3.0% to all eligible employees which totaled $321,000 and $287,000 for the years ended December 31, 2012 and 2011, respectively. Discretionary contributions of 5.0%, or $528,000, and 4.8%, or $473,000, were made in 2012 and 2011, respectively.
As of December 31, 2012 and 2011, the Corporation had deferred compensation plans under which it provided contributions to supplement the retirement income of one executive and two executives, respectively. Under the terms of the plans, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. In 2011, one of the two covered executives received his final payment under the terms of his deferred compensation plan. Pursuant to his plan, contributions were made in prior periods to supplement health insurance costs. This benefit also expired in 2011. The reduction of expense associated with this portion of the plan due to the reduction of the liability in 2011 was $16,000. The expense associated with the remaining deferred compensation plan in 2012 and 2011 was $58,000 and $59,000, respectively. The present value of future payments under the remaining plan of $566,000 and $508,000 at December 31, 2012 and 2011, respectively, is included in other liabilities.
At December 31, 2012, the Corporation owned life insurance policies on the life of the executives covered by the remaining deferred compensation plan, which had cash surrender values and death benefits of approximately $1.9 million and $5.7 million, respectively. At December 31, 2011 the Corporation owned life insurance policies on the two executives then covered by deferred compensation plans, which had cash surrender values of approximately $1.9 million and death benefits of $6.1 million, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $20.4 million and $15.7 million as of December 31, 2012 and 2011 respectively, is related to policies on a number of other officers of the Banks.
Note 13 – Leases
The Corporation and FBB occupy space in Madison, WI under an operating lease agreement that expires on July 7, 2028. FBB has three loan production offices in Appleton, WI, Oshkosh, WI, and Green Bay, WI, that occupy office space under separate operating lease agreements that expire on November 30, 2017, January 31, 2018, and March 31, 2014, respectively. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2020. The Corporation’s total rent expense was $1.2 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases vehicles and other office equipment. Rental expense for these operating leases was $27,000 and $33,000 for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows:

(In Thousands)
2013	$702
2014	624
2015	632
2016	610
2017	614
Thereafter	5,442
$8,624

Note 14 – Income Taxes
Income tax expense applicable to income for the years ended December 31, 2012 and 2011 consists of the following:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Current:
Federal	$5,473	$1,791
State	1,183	(297)
Current tax expense	6,656	1,494
Deferred:
Federal	(1,756)	1,839
State	(150)	116
Deferred tax (benefit) expense	(1,906)	1,955

Total income tax expense	$4,750	$3,449
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Net deferred tax assets are included in other assets in the consolidated balance sheets.
The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2012	2011
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,890	$5,421
Deferred compensation	1,139	1,040
State net operating loss carryforwards	712	753
Write-down of foreclosed properties	188	265
Non-accrual loan interest	863	734
Capital loss carryforwards	35	103
Other	505	117
Total deferred tax assets before valuation allowance	9,332	8,433
Valuation allowance	(8)	(11)
Total deferred tax assets	9,324	8,422
Deferred tax liabilities:
Leasing and fixed asset activities	3,266	4,162
Unrealized gain on securities	1,352	1,547
Other	123	231
Total deferred tax liabilities	4,741	5,940

Net deferred tax asset	$4,583	$2,482

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2012	2011
	(In Thousands)
Change in net deferred tax assets	$2,101	$(2,415)
Deferred taxes allocated to other comprehensive income	(195)	460
Deferred income tax benefit (expense)	$1,906	$(1,955)

The Corporation had state net operating loss carryforwards of approximately $13.6 million and $14.4 million at December 31, 2012 and 2011, respectively, which can be used to offset future state taxable income. The carryforwards expire between 2016 and 2032. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses. The valuation allowance associated with these deferred tax assets was $8,000 and $11,000 as of December 31, 2012 and 2011, respectively. On June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of their group members on a proportionate basis. These net business loss carryforwards can be used to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established on its Wisconsin state net operating losses.

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

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2012	2011
	(Dollars In Thousands)
Income before income tax expense	$13,676	$11,874
Tax expense at statutory federal rate of 34% applied to income before income tax expense	$4,650	$4,037
State income tax, net of federal effect	647	923
Tax-exempt security and loan income, net of TEFRA adjustments	(431)	(312)
Change in valuation allowance	(3)	(1,248)
Bank-owned life insurance	(239)	(230)
Other	126	279
Total income tax expense	$4,750	$3,449
Effective tax rate	34.73%	29.05%

Like many financial institutions located in Wisconsin, FBB previously established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBCC also established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. Prior to the formation of the investment subsidiaries, FBB sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. FBB believes that it complied with Wisconsin law and the private rulings received from the Department. In June 2011, FBB, FBCC and the Department entered into a settlement agreement, the terms of which are subject to confidentiality clauses. However, the settlement of this matter with the Department did not result in a liability materially different than that which had been previously accrued in the consolidated results and financial position.

A summary of all of the Corporation’s uncertain tax positions are as follows:

	For the Year Ended December 31,
	2012	2011
	(In Thousands)
Unrecognized tax benefits at beginning of year	$23	$2,432
Additions based on tax positions related to current year	—	13
Reductions for tax positions related to current year	(7)	(9)
Additions for tax positions of prior years	35	4
Reductions for tax positions of prior years	(35)	—
Settlements	—	(2,417)
Unrecognized tax benefits at end of year	$16	$23
As of December 31, 2012, tax years remaining open for the State of Wisconsin tax were 2010 through 2011. Federal tax years that remained open were 2009 through 2011. As of December 31, 2012, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 15 – Derivative Financial Instruments
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
At December 31, 2012, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $64.9 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $64.9 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in February, 2013 through February, 2023. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $3.1 million and were included in accrued interest receivable and other assets. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $3.1 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of December 31, 2012.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2012 and 2011.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2012	Other assets	$3,069	Other liabilities	$3,069
December 31, 2011	Other assets	$3,434	Other liabilities	$3,434

No derivative instruments held by the Corporation for the year ended December 31, 2012 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio the change in fair value for the year ended December 31, 2012 and 2011 had no net impact to the consolidated income statement.

Note 16 – Commitments and Contingencies
The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of clients. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Financial Statements. The contract amounts reflect the extent of involvement the Banks have in these particular classes of financial instruments.
In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance-sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2012 and 2011, there were no accrued credit losses for financial instruments with off-balance-sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2012 and 2011, respectively, are as follows:

	At December 31,
	2012	2011
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$257,150	$204,845
Standby letters of credit	17,840	7,441

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may have a fixed interest rate or a rate which varies with the prime rate or other market indices and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Banks. The Banks evaluate the creditworthiness of each client on a case-by-case basis and generally extend credit only on a secured basis. Collateral obtained varies but consists primarily of commercial real estate, accounts receivable, inventory, equipment, and securities. There is generally no market for commercial loan commitments, the fair value of which would approximate the present value of any fees expected to be received as a result of the commitment. These are not considered to be material to the financial statements.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a client to a third party. Generally, standby letters of credit expire within one year and are collateralized by accounts receivable, equipment, inventory, and commercial properties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The fair value of standby letters of credit is recorded as a liability when the standby letter of credit is issued. The fair value has been estimated to approximate the fees received by the Banks for issuance. The fees are recorded into income and the fair value of the guarantee is decreased ratably over the term of the standby letter of credit.

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

Note 17 – Fair Value
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$12,033	$—	$12,033
U.S. Government agency obligations - government-sponsored enterprises	—	19,721	—	19,721
Collateralized mortgage obligations - government issued	—	151,645	—	151,645
Collateralized mortgage obligations - government-sponsored enterprises	—	17,197	—	17,197
Interest rate swaps	—	3,069	—	3,069
Liabilities:
Interest rate swaps	$—	$3,069	$—	$3,069

	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$2,831	$—	$2,831
U.S. Government agency obligations - government-sponsored enterprises	—	—	—	—
Collateralized mortgage obligations - government issued	—	165,401	—	165,401
Collateralized mortgage obligations - government-sponsored enterprises	—	2,154	—	2,154
Interest rate swaps	—	3,434	—	3,434
Liabilities:
Interest rate swaps	$—	$3,434	$—	$3,434

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2012 or the year ended December 31, 2011 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Year Ended December 31, 2012
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,544	$—	$6,770	$1,774	$—
Foreclosed properties	1,574	529	982	63	(600)

		As of and for the Year Ended December 31, 2011
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$12,787	$—	$12,787	$—	$—
Foreclosed properties	2,236	138	1,989	109	(621)

Impaired loans that are collateral dependent were written down to their fair value less costs to sell of $8.5 million and $12.8 million at December 31, 2012 and December 31, 2011, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data. In cases where such inputs were unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 5% - 100%.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management-applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of December 31, 2012, there were $63,000 of foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the year ended December 31, 2012, $1.5 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the year ended December 31, 2012, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $600,000 on foreclosed properties. The activity of the Corporation's foreclosed properties is summarized as follows:

	As of and for the Year Ended December 31,
	2012	2011
	(In Thousands)
Foreclosed properties at the beginning of the period	$2,236	$1,750
Loans transferred to foreclosed properties, at lower of cost or fair value	1,511	3,119
Payments to priority lien holders of foreclosed properties	367	—
Proceeds from sale of foreclosed properties	(1,955)	(2,213)
Net gain on sale of foreclosed properties	15	201
Impairment valuation	(600)	(621)
Foreclosed properties at the end of the period	$1,574	$2,236

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$85,586	$85,595	$74,940	$5,155	$5,500	$130,093	$130,093
Securities available-for-sale	200,596	200,596	—	200,596	—	170,386	170,386
Loans and lease receivables, net	896,560	905,501	—	6,770	898,731	836,687	840,552
Federal Home Loan Bank stock	1,144	1,144	—	—	1,144	2,367	2,367
Cash surrender value of life insurance	22,272	22,272	22,272	—	—	17,660	17,660
Accrued interest receivable	3,217	3,217	3,217	—	—	3,525	3,525
Interest rate swaps	3,069	3,069	—	3,069	—	3,434	3,434
Financial liabilities:
Deposits	$1,092,254	$1,102,316	$649,346	$452,970	$—	$1,051,312	$1,068,845
Federal Home Loan Bank and other borrowings	12,405	13,170	—	13,170	—	40,292	40,899
Junior subordinated notes	10,315	7,046	—	—	7,046	10,315	6,917
Interest rate swaps	3,069	3,069	—	3,069	—	3,434	3,434
Accrued interest payable	1,711	1,711	1,711	—	—	2,625	2,625
Off balance sheet items:
Standby letters of credit	197	197	—	—	197	81	81
Commitments to extend credit	—	*	*	*	*	—	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of December 31, 2012, the Corporation held $5.5 million of commercial paper. There was no commercial paper outstanding as of December 31, 2011. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to purchase price of the instrument as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of December 31, 2012, the Corporation held $5.1 million of brokered certificates of deposits. There were no brokered certificates of deposits as of December 31, 2011.
Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things. The fair value measurements are subject to independent verification by another pricing source on a quarterly basis to review for reasonableness. In addition, the Corporation reviews the third-party valuation methodology on a periodic basis. Any significant differences in valuation are reviewed with appropriate members of management who have the relevant technical expertise to assess the results. The Corporation has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not provide a fair value measurement for a particular security, the Corporation will estimate the fair value based on specific information about each security. Fair values derived in this manner are classified in Level 3 of the fair value hierarchy.
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
Cash Surrender Value of Life Insurance: The carrying amount of cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount.
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
FHLB Advances and Other Borrowings and Junior Subordinated Debt: Market rates currently available to the Corporation and Banks for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
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

Note 18 – Condensed Parent Only Financial Information
The following represents the condensed financial information of the Parent Company:
Condensed Balance Sheets

	As of December 31,
	2012	2011
	(In Thousands)
Assets
Cash and cash equivalents	$1,032	$718
Investments in subsidiaries, at equity	121,122	115,371
Leasehold improvements and equipment, net	475	388
Other assets	2,199	1,989
Total assets	$124,828	$118,466
Liabilities and Stockholders’ Equity
Borrowed funds	$22,251	$50,125
Other liabilities	3,038	4,127
Total liabilities	25,289	54,252
Stockholders’ equity	99,539	64,214
Total liabilities and stockholders’ equity	$124,828	$118,466
Condensed Statements of Income

	For the Year Ended December 31,
	2012	2011
	(In Thousands)
Interest income	$—	$16
Interest expense	3,825	3,600
Net interest expense	(3,825)	(3,584)
Non-interest income
Consulting and rental income from consolidated subsidiaries	8,904	8,454
Other	34	107
Total non-interest income	8,938	8,561
Non-interest expense	9,615	8,605
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	(4,502)	(3,628)
Income tax benefit	(1,722)	(2,590)
Loss before equity in undistributed net income of consolidated subsidiaries	(2,780)	(1,038)
Equity in undistributed net income of consolidated subsidiaries	11,706	9,463
Net income	$8,926	$8,425

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
	(In Thousands)
Operating activities
Net income	$8,926	$8,425
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(11,706)	(9,463)
Share-based compensation	254	240
Excess tax benefit from share-based compensation	(47)	(4)
(Decrease) increase in liabilities	(1,131)	2,198
Other, net	(297)	(958)
Net cash (used in) provided by operating activities	(4,001)	438
Investing activities
Dividends received from subsidiaries	6,000	—
Net provided by investing activities	6,000	—
Financing activities
Net (decrease) increase in short-term borrowed funds	(800)	800
Proceeds from issuance of long-term debt	6,215	—
Repayment of long-term debt	(33,289)	—
Proceeds from issuance of common stock	27,074	—
Proceeds from exercise of stock options	22	—
Purchase of treasury stock	(216)	(103)
Excess tax benefit from share-based compensation	47	4
Dividends paid	(738)	(729)
Net cash used in financing activities	(1,685)	(28)
Increase in cash and cash equivalents	314	410
Cash and cash equivalents at the beginning of the period	718	308
Cash and cash equivalents at the end of the period	$1,032	$718

Note 19 – Condensed Quarterly Earnings (unaudited)

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands, Except per share data)
Interest income	$13,633	$13,943	$14,032	$13,158	$14,070	$14,174	$14,119	$13,854
Interest expense	(4,707)	(4,334)	(4,117)	(3,727)	(5,586)	(5,205)	(5,015)	(4,950)
Net interest income	8,926	9,609	9,915	9,431	8,484	8,969	9,104	8,904
Provision for loan losses	(504)	(2,045)	(850)	(844)	(1,404)	(1,474)	(435)	(937)
Non-interest income	1,850	1,904	2,249	2,696	1,672	1,744	1,728	1,916
Non-interest expense	(6,832)	(7,132)	(7,251)	(7,446)	(6,760)	(6,638)	(6,750)	(6,249)
Income before income tax expense	3,440	2,336	4,063	3,837	1,992	2,601	3,647	3,634
Income taxes	(1,230)	(771)	(1,441)	(1,308)	(643)	(88)	(1,468)	(1,250)
Net income	$2,210	$1,565	$2,622	$2,529	$1,349	$2,513	$2,179	$2,384
Per common share data:
Basic earnings per common share	$0.84	$0.60	$0.99	$0.86	$0.52	$0.98	$0.83	$0.90
Diluted earnings per common share	0.84	0.60	0.99	0.86	0.52	0.98	0.83	0.90
Dividends declared per share	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Business Financial Services, Inc.:
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Business Financial Services, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Business Financial Services, Inc.:

We have audited First Business Financial Services, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Business Financial Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on First Business Financial Services, Inc.'s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, First Business Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Business Financial Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 8, 2013

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012, as required by Section 112 of the FDIC Improvement Act of 1991 and the rules and regulations promulgated thereunder. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012 for such purposes, is included under the heading "Report of Independent Registered Public Accounting Firm." The attestation report on the effectiveness of the Corporation's internal controls provided by KPMG is not intended to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, because the Corporation is not subject to such requirements, as it is  neither a 'large accelerated filer' nor an 'accelerated filer' as those terms are defined in SEC Rule 12b-2.

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 20, 2013 under the captions "Item 1 - Election of Directors," "Corporate

Governance Principles and Practices" and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information presented in Item 1 of this document is incorporated herein by reference.

(c)
Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive, principal financial officer and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com. The Corporation intends to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information to the Corporation's website.

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 20, 2013 included "Summary of Compensation Paid to Named Executive Officers," "Summary Compensation Tables, " "Outstanding Equity Awards at December 31, 2012," "Disclosure Regarding Termination and Change in Control Provisions" and "Director Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 20, 2013 under the caption “Principal Shareholders” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 20, 2013 under the captions “Related Party Transactions” and "Corporate Governance Principles and Practices" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 20, 2013 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
The Consolidated Financial Statements listed on the Index included under “Item 8 – Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.
Exhibits. See Exhibit Index.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

March 8, 2013	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

March 8, 2013	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

March 8, 2013	/s/ Shauna M. Gnorski
Shauna M. Gnorski
Chief Accounting Officer

March 8, 2013	/s/ Jerome J. Smith
Jerome J. Smith
Chairman of the Board of Directors

March 8, 2013	/s/ Mark D. Bugher
Mark D. Bugher
Director

March 8, 2013	/s/ Jan A. Eddy
Jan A. Eddy
Director

March 8, 2013	/s/ John J. Harris
John J. Harris
Director

March 8, 2013	/s/ Gerald L. Kilcoyne
Gerald L. Kilcoyne
Director

March 8, 2013	/s/ John M. Silseth
John M. Silseth
Director

March 8, 2013	/s/ Barbara H. Stephens
Barbara H. Stephens
Director

March 8, 2013	/s/ Dean W. Voeks
Dean W. Voeks
Director

Exhibit No.	Exhibit Name

3.1
Amended and Restated Articles of Incorporation of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 13, 2009)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 31, 2012)

4.1
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.

4.2
Rights Agreement, dated as of June 5, 2008, between the Registrant and Computershare Investor Services, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of the Registrant, filed on June 6, 2008)

4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

10.1	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed April 28, 2005)

10.2	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Amended Registration Statement on Form 10 filed April 28, 2005)

10.3	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 31, 2006)

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed September 28, 2006)

10.5	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed August 13, 2012)

10.7	Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2006)

10.8	Restated Agreement dated November 7, 2006 between the Registrant and Corey A. Chambas (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2006)

10.9	Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2013)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Amended Registration Statement on Form 10 filed April 28, 2005)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Chief Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99
Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2012; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)

101
The following financial information from First Business Financial Services, Inc.'s Annual Report on Form 10-K for the years ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Annual Report.