Form 10-Q
period 2013-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2013-04-26
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2013
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
(608) 238-8008
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 18, 2013 was 3,918,758 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$12,769	$21,626
Short-term investments	62,443	63,960
Cash and cash equivalents	75,212	85,586
Securities available-for-sale, at fair value	201,804	200,596
Loans and leases receivable, net of allowance for loan and lease losses of $15,507 and $15,400, respectively	901,149	896,560
Leasehold improvements and equipment, net	1,128	968
Foreclosed properties	905	1,574
Cash surrender value of bank-owned life insurance	22,479	22,272
Investment in Federal Home Loan Bank stock, at cost	1,144	1,144
Accrued interest receivable and other assets	16,466	17,408
Total assets	$1,220,287	$1,226,108
Liabilities and Stockholders’ Equity
Deposits	$1,071,786	$1,092,254
Federal Home Loan Bank and other borrowings	26,936	12,405
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	9,103	11,595
Total liabilities	1,118,140	1,126,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,063,070 and 4,011,370 shares issued, 3,918,758 and 3,916,667 shares outstanding at March 31, 2013 and December 31, 2012, respectively	41	40
Additional paid-in capital	54,790	53,504
Retained earnings	48,294	45,599
Accumulated other comprehensive income	1,982	2,183
Treasury stock (144,312 and 94,703 shares at March 31, 2013 and December 31, 2012, respectively), at cost	(2,960)	(1,787)
Total stockholders’ equity	102,147	99,539
Total liabilities and stockholders’ equity	$1,220,287	$1,226,108

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$12,453	$12,726
Securities income	810	831
Short-term investments	56	76
Total interest income	13,319	13,633
Interest expense:
Deposits	2,598	3,744
Notes payable and other borrowings	218	686
Junior subordinated notes	274	277
Total interest expense	3,090	4,707
Net interest income	10,229	8,926
Provision for loan and lease losses	80	504
Net interest income after provision for loan and lease losses	10,149	8,422
Non-interest income:
Trust and investment services fee income	827	687
Service charges on deposits	483	479
Loan fees	358	398
Increase in cash surrender value of bank-owned life insurance	207	170
Credit, merchant and debit card fees	33	55
Other	45	61
Total non-interest income	1,953	1,850
Non-interest expense:
Compensation	4,726	4,005
Occupancy	328	332
Professional fees	572	432
Data processing	402	317
Marketing	285	266
Equipment	139	112
FDIC insurance	205	587
Net collateral liquidation (recoveries) costs	(14)	108
Net (gain) loss on foreclosed properties	(30)	175
Other	565	498
Total non-interest expense	7,178	6,832
Income before income tax expense	4,924	3,440
Income tax expense	1,680	1,230
Net income	$3,244	$2,210
Earnings per common share:
Basic	$0.83	$0.84
Diluted	0.83	0.84
Dividends declared per share	0.14	0.07

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In Thousands)

Net income	$3,244	$2,210
Other comprehensive income, before tax
Unrealized securities (losses) gains arising during the period	(305)	102
Income tax benefit (expense)	104	(39)
Comprehensive income	$3,043	$2,273

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	2,625,569	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	—	2,210	—	—	2,210
Other comprehensive income	—	—	—	—	63	—	63
Share-based compensation - restricted shares	—	—	134	—	—	—	134
Share-based compensation - tax benefits	—	—	1	—	—	—	1
Cash dividends ($0.07 per share)	—	—	—	(184)	—	—	(184)
Treasury stock purchased	(281)	—	—	—	—	(4)	(4)
Balance at March 31, 2012	2,625,288	$27	$25,978	$39,527	$2,554	$(1,652)	$66,434

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	3,244	—	—	3,244
Other comprehensive income	—	—	—	—	(201)	—	(201)
Exercise of stock options	51,700	1	1,137	—	—	—	1,138
Share-based compensation - restricted shares	—	—	145	—	—	—	145
Share-based compensation - tax benefits	—	—	4	—	—	—	4
Cash dividends ($0.14 per share)	—	—	—	(549)	—	—	(549)
Treasury stock purchased	(49,609)	—	—	—	—	(1,173)	(1,173)
Balance at March 31, 2013	3,918,758	$41	$54,790	$48,294	$1,982	$(2,960)	$102,147

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In Thousands)
Operating activities
Net income	$3,244	$2,210
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(110)	(45)
Provision for loan and lease losses	80	504
Depreciation, amortization and accretion, net	691	781
Share-based compensation	145	134
Increase in cash surrender value of bank-owned life insurance	(207)	(170)
Origination of loans for sale	—	(402)
Net (gain) loss on foreclosed properties, including impairment valuation	(30)	175
Excess tax benefit from share-based compensation	(4)	(1)
Decrease in accrued interest receivable and other assets	973	1,200
Decrease in accrued interest payable and other liabilities	(2,761)	(1,022)
Net cash provided by operating activities	2,021	3,364
Investing activities
Proceeds from maturities of available-for-sale securities	15,719	13,994
Purchases of available-for-sale securities	(17,829)	(14,746)
Proceeds from sale of foreclosed properties	699	657
Net (increase) decrease in loans and leases	(4,669)	18,102
Investment in limited partnerships	(500)	—
Distributions from limited partnerships	664	—
Proceeds from sale of FHLB Stock	—	619
Purchases of leasehold improvements and equipment, net	(236)	(228)
Net cash (used in) provided by investing activities	(6,152)	18,398
Financing activities
Net decrease in deposits	(20,468)	(17,523)
Repayment of FHLB advances	(469)	(3)
Proceeds from FHLB advances	15,000	—
Net increase in short-term borrowed funds	—	1,209
Proceeds from issuance of subordinated notes payable	—	6,215
Repayment of subordinated notes payable	—	(6,215)
Excess tax benefit from share-based compensation	4	1
Cash dividends paid	(274)	(184)
Excercise of stock options	1,137	—
Purchase of treasury stock	(1,173)	(4)
Net cash used in financing activities	(6,243)	(16,504)
Net (decrease) increase in cash and cash equivalents	(10,374)	5,258
Cash and cash equivalents at the beginning of the period	85,586	130,093
Cash and cash equivalents at the end of the period	$75,212	$135,351
Supplementary cash flow information
Interest paid on deposits and borrowings	$2,995	$4,528
Income taxes paid	1,974	600
Transfer to foreclosed properties	—	1,186
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles. FBB and FBB – Milwaukee are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”) and FBB Real Estate, LLC (“FBBRE”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2013. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2012 except as described further below in this Note 1.
Recent Accounting Pronouncements. In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  This ASU amends the scope of FASB ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The provisions of the ASUs were effective for annual and interim reporting periods beginning on or after January 1, 2013. The Corporation’s disclosure under the ASU’s are provided in Note 9 - Derivative Financial Instruments. As the ASUs address financial statement disclosures only, their adoption effective January 1, 2013 did not impact the Corporation’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Corporation’s disclosures of the components of accumulated other comprehensive income are disclosed in its Statement of Comprehensive Income. For the three months ended March 31, 2013, there were no items requiring reclassification out of accumulated other comprehensive income. The new guidance became effective for all interim and annual periods beginning January 1, 2013 and is to be applied prospectively. Since this ASU addresses financial statement disclosures only, the adoption of this guidance effective January 1, 2013 did not have an impact on the Corporation’s consoldiated financial position or results of operations.

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
For the three month periods ended March 31, 2013 and 2012, average anti-dilutive employee share-based awards totaled 12,000 and 115,050, respectively.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands, Except Share and Per Share Data)
Basic earnings per common share
Net income	$3,244	$2,210
Less: earnings allocated to participating securities	78	80
Basic earnings allocated to common shareholders	$3,166	$2,130

Weighted-average common shares outstanding, excluding participating securities	3,824,052	2,530,084

Basic earnings per common share	$0.83	$0.84

Diluted earnings per common share
Earnings allocated to common shareholders	$3,166	$2,130
Reallocation of undistributed earnings	—	—
Diluted earnings allocated to common shareholders	$3,166	$2,130

Weighted-average common shares outstanding, excluding participating securities	3,824,052	2,530,084
Dilutive effect of share-based awards	5,519	863
Weighted-average diluted common shares outstanding, excluding participating securities	3,829,571	2,530,947

Diluted earnings per common share	$0.83	$0.84

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent unit, and any other type of award permitted by the Plan. As of March 31, 2013, 218,115 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the plans are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of

10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or cancelled since such time. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three months ended March 31, 2013 and 2012. As of March 31, 2013, all Stock Options granted and not previously forfeited have vested.
Stock Option activity for the year ended December 31, 2012 and three months ended March 31, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	125,034	$22.43	1.75
Granted	—	—
Exercised	(1,000)	22.00
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2012	124,034	$22.43	0.75
Exercisable at December 31, 2012	124,034	$22.43	0.75

Outstanding as of December 31, 2012	124,034	$22.43	0.75
Granted	—	—
Exercised	(51,700)	22.00
Expired	(3,350)	22.00
Forfeited	—	—
Outstanding at March 31, 2013	68,984	$22.77	1.43
Exercisable at March 31, 2013	68,984	$22.77	1.43
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

Restricted share activity for the year ended December 31, 2012 and the three months ended March 31, 2013 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2011	95,868	$15.15
Granted	37,123	23.03
Vested	(35,905)	15.06
Forfeited	(2,580)	18.32
Nonvested balance as of December 31, 2012	94,506	18.19
Granted	—	—
Vested	(500)	10.15
Forfeited	—	—
Nonvested balance as of March 31, 2013	94,006	$18.23

As of March 31, 2013, $1.4 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over approximately 2.7 years. As of March 31, 2013, all restricted shares that vested were delivered. For the three months ended March 31, 2013 and 2012, share-based compensation expense included in the consolidated statements of income totaled $145,000 and $134,000, respectively.

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of March 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$21,658	$58	$(4)	$21,712
Municipal obligations	14,161	158	(94)	14,225
Asset-backed securities	1,520	—	(6)	1,514
Collateralized mortgage obligations - government issued	137,802	3,171	(87)	140,886
Collateralized mortgage obligations - government-sponsored enterprises	23,433	110	(76)	23,467
	$198,574	$3,497	$(267)	$201,804

	As of December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$19,667	$62	$(8)	$19,721
Municipal obligations	11,897	179	(43)	12,033
Collateralized mortgage obligations - government issued	148,369	3,344	(68)	151,645
Collateralized mortgage obligations - government-sponsored enterprises	17,128	88	(19)	17,197
	$197,061	$3,673	$(138)	$200,596

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. There were no sales of securities available-for-sale in the three month periods ended March 31, 2013 and 2012.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due in one year through five years	16,129	16,179
Due in five through ten years	33,148	33,817
Due in over ten years	149,297	151,808
	$198,574	$201,804

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, the Corporation had 53 securities and 30 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2013, the Corporation held no securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three months ended March 31, 2013 and 2012.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$996	$4	$—	$—	$996	$4
Municipal obligations	6,042	94	—	—	6,042	94
Asset-backed securities	1,514	6	—	—	1,514	6
Collateralized mortgage obligations - government issued	22,334	87	—	—	22,334	87
Collateralized mortgage obligations - government-sponsored enterprises	10,437	76	—	—	10,437	76
	$41,323	$267	$—	$—	$41,323	$267

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$2,992	$8	$—	$—	$2,992	$8
Municipal obligations	$3,450	$43	$—	$—	$3,450	$43
Collateralized mortgage obligations - government issued	$12,990	$68	$—	$—	$12,990	$68
Collateralized mortgage obligations - government-sponsored enterprises	5,075	19	—	—	5,075	19
	$24,507	$138	$—	$—	$24,507	$138
At March 31, 2013 and December 31, 2012, securities with a fair value of $20.7 million and $23.1 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances and client letters of credit. Securities pledged also provide for future availability of additional advances from the FHLB.

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2013	December 31, 2012
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$145,856	$144,988
Commercial real estate — non-owner occupied	326,658	323,660
Construction and land development	74,455	64,966
Multi-family	51,741	58,454
1-4 family	32,354	31,943
Total commercial real estate	631,064	624,011
Commercial and industrial	255,169	256,458
Direct financing leases, net	14,526	15,926
Consumer and other
Home equity and second mortgages	4,375	4,642
Other	12,302	11,671
Total consumer and other	16,677	16,313
Total gross loans and leases receivable	917,436	912,708
Less:
Allowance for loan and lease losses	15,507	15,400
Deferred loan fees	780	748
Loans and leases receivable, net	$901,149	$896,560

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended March 31, 2013 and 2012 was $500,000 and $25.8 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $500,000 for the three months ended March 31, 2013 and $25.8 million for the three months ended March 31, 2012 have been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the three months ended March 31, 2013 and 2012.
The total amount of outstanding loans transferred to third parties as loan participations sold at March 31, 2013 and December 31, 2012 was $49.4 million and $50.1 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of March 31, 2013 and December 31, 2012, the total amount of the Corporation’s partial ownership of loans on the Corporation’s balance sheet was $85.1 million and $71.9 million, respectively. As of each of March 31, 2013 and December 31, 2012, $3.2 million of the loans in this participation sold portfolio were considered impaired. Since December 2010, the Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans in accordance with the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs. The total amount of loan participations purchased on the Corporation’s balance sheet as of March 31, 2013 and December 31, 2012 was $669,000 and $674,000, respectively.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2013 and December 31, 2012:

	Category
As of March 31, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,073	$11,018	$17,017	$748	$145,856
Commercial real estate — non-owner occupied	272,753	28,884	21,860	3,161	326,658
Construction and land development	58,678	2,539	8,015	5,223	74,455
Multi-family	44,140	6,771	786	44	51,741
1-4 family	18,359	5,302	7,786	907	32,354
Total commercial real estate	511,003	54,514	55,464	10,083	631,064

Commercial and industrial	229,553	13,563	10,927	1,126	255,169

Direct financing leases, net	9,735	3,334	1,457	—	14,526

Consumer and other:
Home equity and second mortgages	3,312	149	217	697	4,375
Other	11,289	—	—	1,013	12,302
Total consumer and other	14,601	149	217	1,710	16,677

Total gross loans and leases receivable	$764,892	$71,560	$68,065	$12,919	$917,436
Category as a % of total portfolio	83.37%	7.80%	7.42%	1.41%	100.00%

	Category
As of December 31, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,180	$9,688	$17,351	$769	$144,988
Commercial real estate — non-owner occupied	267,884	29,553	22,992	3,231	323,660
Construction and land development	49,134	2,037	8,384	5,411	64,966
Multi-family	50,808	6,810	790	46	58,454
1-4 family	18,255	4,657	7,873	1,158	31,943
Total commercial real estate	503,261	52,745	57,390	10,615	624,011

Commercial and industrial	233,524	9,922	10,170	2,842	256,458

Direct financing leases, net	10,486	3,897	1,543	—	15,926

Consumer and other:
Home equity and second mortgages	3,525	157	220	740	4,642
Other	10,641	—	—	1,030	11,671
Total consumer and other	14,166	157	220	1,770	16,313

Total gross loans and leases receivable	$761,437	$66,721	$69,323	$15,227	$912,708
Category as a % of total portfolio	83.43%	7.31%	7.60%	1.67%	100.00%

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
Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon receipt and evaluation of updated financial information from our borrowers, or as other circumstances dictate. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, but are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and, depending on the size and nature of the credit, subject to various levels of review and concurrence on the stated risk rating. In addition to its nine grade risk rating system, the Corporation groups loans into four loan and related risk categories which determine the level and nature of review by management.
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral, financial stability of the borrower, integrity or strength of the borrower’s management team or the industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination or renewal of the loan or lease. The Corporation monitors Category I loans and leases through payment performance, continued maintenance of our personal relationships with such borrowers and continued review of such borrowers’ compliance with the terms of their respective agreements.
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends and collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are considered performing but are monitored frequently by the assigned business development officer and by subcommittees of the Banks’ loan committees.

Category III — Loans and leases in this category are identified by the Corporation’s business development officers and senior management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of the regularly scheduled Boards of Directors meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of the regularly scheduled Boards of Directors meetings.
Utilizing regulatory terminology, the Corporation identified $19.7 million and $22.0 million of loans and leases as Substandard as of March 31, 2013 and December 31, 2012, respectively. No loans were considered Special Mention, Doubtful or Loss as of either March 31, 2013 or December 31, 2012. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2013 and December 31, 2012 were as follows:

As of March 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$145,108	$145,108
Non-owner occupied	—	—	—	—	323,851	323,851
Construction and land development	—	—	—	—	69,692	69,692
Multi-family	—	—	—	—	51,697	51,697
1-4 family	—	—	—	—	31,596	31,596
Commercial and industrial	42	—	—	42	254,155	254,197
Direct financing leases, net	—	—	—	—	14,526	14,526
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,806	3,806
Other	—	—	—	—	11,289	11,289
Total	42	—	—	42	905,720	905,762
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$748	$748
Non-owner occupied	—	—	2,796	2,796	11	2,807
Construction and land development	—	—	410	410	4,353	4,763
Multi-family	—	—	—	—	44	44
1-4 family	72	—	248	320	438	758
Commercial and industrial	—	—	191	191	781	972
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	90	90	479	569
Other	—	—	1,013	1,013	—	1,013
Total	72	—	4,748	4,820	6,854	11,674
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$145,856	$145,856
Non-owner occupied	—	—	2,796	2,796	323,862	326,658
Construction and land development	—	—	410	410	74,045	74,455
Multi-family	—	—	—	—	51,741	51,741
1-4 family	72	—	248	320	32,034	32,354
Commercial and industrial	42	—	191	233	254,936	255,169
Direct financing leases, net	—	—	—	—	14,526	14,526
Consumer and other:
Home equity and second mortgages	—	—	90	90	4,285	4,375
Other	—	—	1,013	1,013	11,289	12,302
Total	$114	$—	$4,748	$4,862	$912,574	$917,436
Percent of portfolio	0.01%	—%	0.52%	0.53%	99.47%	100.00%

As of December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$210	$—	$—	$210	$144,009	$144,219
Non-owner occupied	—	—	—	—	320,789	320,789
Construction and land development	—	—	—	—	60,020	60,020
Multi-family	—	—	—	—	58,408	58,408
1-4 family	—	—	—	—	30,937	30,937
Commercial and industrial	—	—	—	—	253,616	253,616
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,030	4,030
Other	—	—	—	—	10,641	10,641
Total	210	—	—	210	898,376	898,586
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$117	$117	$652	$769
Non-owner occupied	2,415	—	444	2,859	12	2,871
Construction and land development	—	—	471	471	4,475	4,946
Multi-family	—	—	—	—	46	46
1-4 family	74	—	482	556	450	1,006
Commercial and industrial	57	—	560	617	2,225	2,842
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	121	121	491	612
Other	—	—	1,030	1,030	—	1,030
Total	2,546	—	3,225	5,771	8,351	14,122
Total loans and leases
Commercial real estate:
Owner occupied	$210	$—	$117	$327	$144,661	$144,988
Non-owner occupied	2,415	—	444	2,859	320,801	323,660
Construction and land development	—	—	471	471	64,495	64,966
Multi-family	—	—	—	—	58,454	58,454
1-4 family	74	—	482	556	31,387	31,943
Commercial and industrial	57	—	560	617	255,841	256,458
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	121	121	4,521	4,642
Other	—	—	1,030	1,030	10,641	11,671
Total	$2,756	$—	$3,225	$5,981	$906,727	$912,708
Percent of portfolio	0.30%	—%	0.36%	0.66%	99.34%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$748	$769
Commercial real estate — non-owner occupied	2,807	2,871
Construction and land development	4,763	4,946
Multi-family	44	46
1-4 family	758	1,006
Total non-accrual commercial real estate	9,120	9,638
Commercial and industrial	972	2,842
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	569	612
Other	1,013	1,030
Total non-accrual consumer and other loans	1,582	1,642
Total non-accrual loans and leases	11,674	14,122
Foreclosed properties, net	905	1,574
Total non-performing assets	$12,579	$15,696
Performing troubled debt restructurings	$1,245	$1,105

	March 31, 2013	December 31, 2012
Total non-accrual loans and leases to gross loans and leases	1.27%	1.55%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.37	1.72
Total non-performing assets to total assets	1.03	1.28
Allowance for loan and lease losses to gross loans and leases	1.69	1.69
Allowance for loan and lease losses to non-accrual loans and leases	132.83	109.05

As of March 31, 2013 and December 31, 2012, $8.0 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of March 31, 2013, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of March 31, 2013			As of December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	3	$223	$182	5	$338	$303
Commercial real estate — non-owner occupied	4	840	754	5	885	803
Construction and land development	4	8,270	4,833	4	8,044	4,953
Multi-family	1	184	44	1	184	47
1-4 family	12	1,206	882	13	1,674	1,132
Commercial and industrial	6	2,230	866	7	2,250	931
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	6	806	692	7	865	726
Other	1	2,076	1,013	1	2,076	1,030
Total	37	$15,835	$9,266	43	$16,316	$9,925

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of March 31, 2013 and December 31, 2012, our troubled debt restructurings grouped by type of concession were as follows:

	As of March 31, 2013		As of December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	2	$110	2	$117
Combination of extension and interest rate concession	22	6,585	26	7,121
Commercial and industrial
Extension of term	3	228	3	241
Combination of extension and interest rate concession	3	638	4	689
Consumer and other
Extension of term	2	1,098	2	1,117
Combination of extension and interest rate concession	5	607	6	640
Total	37	$9,266	43	$9,925

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2013.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Three Months Ended March 31, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$515	$515	$—	$400	$12	$28	$(16)
Non-owner occupied	599	599	—	597	46	14	32
Construction and land development	4,763	7,497	—	4,865	55	3	52
Multi-family	44	411	—	45	12	—	12
1-4 family	305	446	—	434	9	34	(25)
Commercial and industrial	890	900	—	1,820	32	66	(34)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	624	625	—	644	10	3	7
Other	1,013	1,573	—	1,022	27	—	27
Total	8,753	12,566	—	9,827	203	148	55
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$233	$233	$63	$235	$2	$—	$2
Non-owner occupied	2,562	2,562	872	2,565	43	—	43
Construction and land development	460	460	169	459	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	602	602	221	606	7	—	7
Commercial and industrial	236	2,926	135	367	18	—	18
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	73	73	73	79	2	—	2
Other	—	—	—	—	—	—	—
Total	4,166	6,856	1,533	4,311	72	—	72
Total:
Commercial real estate:
Owner occupied	$748	$748	$63	$635	$14	$28	$(14)
Non-owner occupied	3,161	3,161	872	3,162	89	14	75
Construction and land development	5,223	7,957	169	5,324	55	3	52
Multi-family	44	411	—	45	12	—	12
1-4 family	907	1,048	221	1,040	16	34	(18)
Commercial and industrial	1,126	3,826	135	2,187	50	66	(16)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	697	698	73	723	12	3	9
Other	1,013	1,573	—	1,022	27	—	27
Grand total	$12,919	$19,422	$1,533	$14,138	$275	$148	$127

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$741	$741	$—	$1,482	$142	$2	$140
Non-owner occupied	648	648	—	1,239	222	207	15
Construction and land development	4,946	8,537	—	5,834	246	24	222
Multi-family	47	414	—	313	69	60	9
1-4 family	544	677	—	2,213	151	—	151
Commercial and industrial	2,394	2,404	—	1,987	163	25	138
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	656	657	—	913	55	1	54
Other	1,030	1,620	—	1,150	113	1	112
Total	11,006	15,698	—	15,135	1,161	321	840
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$28	$28	$16	$30	$2	$—	$2
Non-owner occupied	2,582	2,582	829	162	33	—	33
Construction and land development	465	465	174	528	15	—	15
Multi-family	—	—	—	—	—	—	—
1-4 family	614	614	224	637	36	—	36
Commercial and industrial	447	3,137	187	1,350	178	—	178
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	85	85	87	103	7	—	7
Other	—	—	—	—	—	—	—
Total	4,221	6,911	1,517	2,810	271	—	271
Total:
Commercial real estate:
Owner occupied	$769	$769	$16	$1,512	$144	$2	$142
Non-owner occupied	3,230	3,230	829	1,401	255	207	48
Construction and land development	5,411	9,002	174	6,362	261	24	237
Multi-family	47	414	—	313	69	60	9
1-4 family	1,158	1,291	224	2,850	187	—	187
Commercial and industrial	2,841	5,541	187	3,337	341	25	316
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	741	742	87	1,016	62	1	61
Other	1,030	1,620	—	1,150	113	1	112
Grand total	$15,227	$22,609	$1,517	$17,945	$1,432	$321	$1,111

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $6.5 million and $7.4 million as of March 31, 2013 and December 31, 2012 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $1.2 million and $1.1 million of loans that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(7)	—	(4)	—	(11)
Recoveries	32	—	1	5	38
Provision	169	(61)	(5)	(23)	80
Ending balance	$10,887	$4,068	$363	$189	$15,507
Ending balance: individually evaluated for impairment	$1,325	$135	$73	$—	$1,533
Ending balance: collectively evaluated for impairment	$9,562	$3,933	$290	$189	$13,974
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$631,064	$255,169	$16,677	$14,526	$917,436
Ending balance: individually evaluated for impairment	$10,083	$1,126	$1,710	$—	$12,919
Ending balance: collectively evaluated for impairment	$620,981	$254,043	$14,967	$14,526	$904,517
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.73%	1.59%	2.18%	1.30%	1.69%

	As of and for the Three Months Ended March 31, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(223)	(6)	(35)	—	(264)
Recoveries	5	41	10	—	56
Provision	16	462	61	(35)	504
Ending balance	$9,352	$4,474	$420	$205	$14,451
Ending balance: individually evaluated for impairment	$463	$870	$105	$—	$1,438
Ending balance: collectively evaluated for impairment	$8,889	$3,604	$315	$205	$13,013
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$563,840	$235,394	$17,448	$15,808	$832,490
Ending balance: individually evaluated for impairment	$12,460	$5,632	$2,148	$—	$20,240
Ending balance: collectively evaluated for impairment	$551,380	$229,762	$15,300	$15,808	$812,250
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.66%	1.90%	2.41%	1.30%	1.74%

Note 6 — Deposits
The composition of deposits at March 31, 2013 and December 31, 2012 was as follows. Weighted average balances represent year-to-date averages.

	March 31, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$143,447	$143,499	—%	$161,985	$137,117	—%
Interest-bearing transaction accounts	54,918	53,872	0.21	43,542	34,180	0.28
Money market accounts	459,884	459,201	0.58	443,743	395,259	0.76
Certificates of deposit	64,207	66,128	1.03	68,599	82,430	1.17
Brokered certificates of deposit	349,330	359,257	1.92	374,385	400,695	2.23
Total deposits	$1,071,786	$1,081,957	0.96	$1,092,254	$1,049,681	1.24

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at March 31, 2013 and December 31, 2012 was as follows. Weighted average balances represent year-to-date averages.

	March 31, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$111	0.75%	$—	$237	0.82%
FHLB advances	15,000	1,344	0.93	469	2,034	1.59
Line of credit	10	10	3.66	10	1,666	4.07
Subordinated notes payable	11,926	11,926	7.08	11,926	37,481	7.02
Junior subordinated notes	10,315	10,315	10.64	10,315	10,315	10.81
	$37,251	$23,706	8.30	$22,720	$51,733	7.46

Short-term borrowings	$15,010			$479
Long-term borrowings	22,241			22,241
	$37,251			$22,720
As of March 31, 2013, the Corporation was in compliance with its debt covenants under its third party senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. In each of the three-month periods ended March 31, 2013 and 2012, the Corporation incurred $3,000 of additional interest expense due to this fee. The unused line fee is recorded as a component of interest expense.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
March 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$14,225	$—	$14,225
Asset backed securities	—	1,514	—	1,514
U.S. Government agency obligations - government-sponsored enterprises	—	21,712	—	21,712
Collateralized mortgage obligations - government issued	—	140,886	—	140,886
Collateralized mortgage obligations - government-sponsored enterprises	—	23,467	—	23,467
Interest rate swaps	—	2,374	—	2,374
Liabilities:
Interest rate swaps	$—	$2,374	$—	$2,374

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$12,033	$—	$12,033
U.S. Government agency obligations - government-sponsored enterprises	—	19,721	—	19,721
Collateralized mortgage obligations - government issued	—	151,645	—	151,645
Collateralized mortgage obligations - government-sponsored enterprises	—	17,197	—	17,197
Interest rate swaps	—	3,069	—	3,069
Liabilities:
Interest rate swaps	$—	$3,069	$—	$3,069

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2013 or the year ended December 31, 2012 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Three Months Ended March 31, 2013
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	March 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,275	$—	$6,527	$1,748	$—
Foreclosed properties	905	63	842	—	(12)

		As of and for the Year Ended December 31, 2012
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,544	$—	$6,770	$1,774	$—
Foreclosed properties	1,574	529	982	63	(600)

Impaired loans that are collateral dependent were written down to their fair value less costs to sell of $8.3 million and $8.5 million at March 31, 2013 and December 31, 2012, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 13% - 100%.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically a current appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of March 31, 2013, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the three months ended March 31, 2013, no outstanding loans were transferred to foreclosed properties. The Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, impairment losses of $12,000 on foreclosed properties were recognized for the three months ended March 31, 2013. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Three Months Ended March 31, 2013	As of and for the Year Ended December 31, 2012
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,574	$2,236
Loans transferred to foreclosed properties, at lower of cost or fair value	—	1,511
Payments to priority lien holders of foreclosed properties	—	367
Proceeds from sale of foreclosed properties	(699)	(1,955)
Net gain on sale of foreclosed properties	42	15
Impairment valuation	(12)	(600)
Foreclosed properties at the end of the period	$905	$1,574

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$75,212	$75,227	$63,322	$5,405	$6,500
Securities available-for-sale	201,804	201,804	—	201,804	—
Loans and lease receivables, net	901,149	909,236	—	6,527	902,709
Federal Home Loan Bank stock	1,144	1,144	—	—	1,144
Cash surrender value of life insurance	22,479	22,479	22,479	—	—
Accrued interest receivable	3,423	3,423	3,423	—	—
Interest rate swaps	2,374	2,374	—	2,374	—
Financial liabilities:
Deposits	$1,071,786	$1,079,950	$658,249	$421,701	$—
Federal Home Loan Bank and other borrowings	26,936	27,173	—	27,173	—
Junior subordinated notes	10,315	7,052	—	—	7,052
Interest rate swaps	2,374	2,374	—	2,374	—
Accrued interest payable	1,806	1,806	1,806	—	—
Off balance sheet items:
Standby letters of credit	161	161	—	—	161
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$85,586	$85,595	$74,940	$5,155	$5,500
Securities available-for-sale	200,596	200,596	—	200,596	—
Loans and lease receivables, net	896,560	905,501	—	6,770	898,731
Federal Home Loan Bank stock	1,144	1,144	—	—	1,144
Cash surrender value of life insurance	22,272	22,272	22,272	—	—
Accrued interest receivable	3,217	3,217	3,217	—	—
Interest rate swaps	3,069	3,069	—	3,069	—
Financial liabilities:
Deposits	$1,092,254	$1,102,316	$649,346	$452,970	$—
Federal Home Loan Bank and other borrowings	12,405	13,170	—	13,170	—
Junior subordinated notes	10,315	7,046	—	—	7,046
Interest rate swaps	3,069	3,069	—	3,069	—
Accrued interest payable	1,711	1,711	1,711	—	—
Off balance sheet items:
Standby letters of credit	197	197	—	—	197
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of March 31, 2013 and December 31, 2012, the Corporation held $6.5 million and $5.5 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of March 31, 2013 and December 31, 2012, the Corporation held $5.4 million and $5.1 million, respectively, of brokered certificates of deposits.

Securities: The fair value measurements of investment securities are determined by a third-party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things. The fair value measurements are subject to independent verification to another pricing source on a quarterly basis to review for reasonableness. In addition, the Corporation reviews the third-party valuation methodology on a periodic basis. Any significant differences in valuation are reviewed with appropriate members of management who have the relevant technical expertise to assess the results. The Corporation has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not provide a fair value measurement for a particular security, the Corporation will estimate the fair value based on specific information about each security. Fair values derived in this manner are classified in Level 3 of the fair value hierarchy.
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
Note 9 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers, which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At March 31, 2013, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $59.0 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in August, 2013 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $2.4 million and were included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of March 31, 2013, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At March 31, 2013, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $59.0 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August, 2013 through February, 2023. Dealer counterparty swaps are subject to master netting agreements and were reported on the Corporation’s balance sheet as a net derivative liability of $2.4 million. The value of these swaps were included in accrued interest payable and other liabilities as of March 31, 2013. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $2.4 million and $0 gross derivative asset. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2013 and December 31, 2012.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2013	Other assets	$2,374	Other liabilities	$2,374
December 31, 2012	Other assets	$3,069	Other liabilities	$3,069

No derivative instruments held by the Corporation for the three months ended March 31, 2013 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2013 and 2012 had an insignificant impact to the unaudited consolidated statements of income.

Note 10 — Regulatory Capital
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation has updated its Capital and Liquidity Action Plan (the “Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges companies to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of March 31, 2013, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2013 and December 31, 2012, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2013
Total capital
(to risk-weighted assets)
Consolidated	$134,915	13.19%	$81,859	8.00%	N/A	N/A
First Business Bank	117,107	12.93	72,473	8.00	$90,592	10.00%
First Business Bank — Milwaukee	16,111	13.51	9,540	8.00	11,925	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$110,165	10.77%	$40,930	4.00%	N/A	N/A
First Business Bank	105,752	11.67	36,237	4.00	$54,355	6.00%
First Business Bank — Milwaukee	14,619	12.26	4,770	4.00	7,155	6.00
Tier 1 capital
(to average assets)
Consolidated	$110,165	9.07%	$48,602	4.00%	N/A	N/A
First Business Bank	105,752	10.53	40,181	4.00	$50,226	5.00%
First Business Bank — Milwaukee	14,619	6.60	8,860	4.00	11,075	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2012
Total capital
(to risk-weighted assets)
Consolidated	$132,042	12.97%	$81,452	8.00%	N/A	N/A
First Business Bank	115,613	12.73	72,640	8.00	$90,800	10.00%
First Business Bank — Milwaukee	15,743	14.60	8,626	8.00	10,783	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$107,356	10.54	$40,726	4.00%	N/A	N/A
First Business Bank	104,232	11.48	36,320	4.00	$54,480	6.00%
First Business Bank — Milwaukee	14,392	13.35	4,313	4.00	6,470	6.00
Tier 1 capital
(to average assets)
Consolidated	$107,356	8.99	$47,750	4.00%	N/A	N/A
First Business Bank	104,232	10.49	39,731	4.00	$49,664	5.00%
First Business Bank — Milwaukee	14,392	6.72	8,563	4.00	10,703	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the “Corporation”, “we”, “us”, “our”, or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB” and “FBB — Milwaukee” are used to refer to our subsidiaries, First Business Bank and First Business Bank — Milwaukee, respectively, and the “Banks” is used to refer to FBB and FBB-Milwaukee together.
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB or FBB - Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB - Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what the Corporation has anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect the financial performance of the Corporation and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Corporation cautions that, while its management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases can vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.
The Corporation does not intend to, and specifically disclaims any obligation to, update any forward-looking statements.
The following discussion and analysis is intended as a review of significant events and factors affecting the financial condition and results of operations of the Corporation for the periods indicated. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes thereto presented in this Form 10-Q.

Overview
The Corporation is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of the operations of the Corporation are conducted through the Banks and certain subsidiaries of FBB. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize a branch network to attract retail clients. Our strategic initiatives include, but are not limited to, improving our asset quality as well as increasing full banking relationships with commercial and industrial clients in order to increase our in-market deposits, enhance our loan and lease portfolio and grow our non-interest income. We intend to add business development officers as appropriate to continue revenue growth and ongoing core earnings improvement. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors' businesses in our core Wisconsin area.
Operational Highlights

•	Total assets were $1.220 billion as of March 31, 2013 compared to $1.226 billion as of December 31, 2012.

•	Net income for the three months ended March 31, 2013 was $3.2 million compared to net income of $2.2 million for the three months ended March 31, 2012.

•
Diluted earnings per common share for the three months ended March 31, 2013 were $0.83 compared to diluted earnings per common share of $0.84 for the three months ended March 31, 2012. Diluted earnings per common share for the first quarter of 2013 declined $0.01 despite overall earnings growth primarily due to the issuance and sale of 1,265,000 shares of common stock in December 2012.

•	Net interest margin increased by 38 basis points to 3.53% for the three months ended March 31, 2013 compared to 3.15% for the three months ended March 31, 2012.

•
Top line revenue, the sum of net interest income and non-interest income, increased 13.0% to $12.2 million for the three months ended March 31, 2013 compared to $10.8 million for the three months ended March 31, 2012.

•
Annualized return on average assets and annualized return on average equity were 1.06% and 12.80%, respectively, for the three-month period ended March 31, 2013, compared to 0.74% and 13.43%, respectively, for the same time period in 2012.

•	The effective tax rate was 34.1% for the three months ended March 31, 2013 compared to an effective tax rate of 35.8% for the three months ended March 31, 2012.

•
Provision for loan and lease losses was $80,000 for the three months ended March 31, 2013 compared to $504,000 for same time period in the prior year. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.69% at each of March 31, 2013 and December 31, 2012.

•	Non-performing assets as a percentage of total assets were 1.03% at March 31, 2013 compared to 1.28% at December 31, 2012.

•	Non-accrual loans declined by $2.4 million, or 17.3%, to $11.7 million at March 31, 2013 from $14.1 million at December 31, 2012.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 13.0% for the three months ended March 31, 2013 as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2013	2012	Change
	(Dollars in Thousands)
Net interest income	$10,229	$8,926	14.6%
Non-interest income	1,953	1,850	5.6
Total top line revenue	$12,182	$10,776	13.0
Core Earnings
Core earnings is comprised of our pre-tax income adding back our provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business and facilitates a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our core earnings metric improved by 20.8% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012	Change
	(Dollars in Thousands)
Income before income tax expense	$4,924	$3,440	43.1%
Add back:
Provision for loan and lease losses	80	504	(84.1)
Net (gain) loss on foreclosed properties	(30)	175	(117.1)
Core earnings	$4,974	$4,119	20.8

Return on Average Assets and Return on Average Equity
Annualized return on average assets ("ROAA") for the three months ended March 31, 2013 was 1.06% compared to 0.74% for the three months ended March 31, 2012. The increase in annualized ROAA for the three months ended March 31, 2013 as compared to the ROAA for the three months ended March 31, 2012 was primarily due to the improvement in net income. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Annualized return on average equity ("ROAE") for the three months ended March 31, 2013 was 12.80% compared to 13.43% for the three months ended March 31, 2012. The decline in ROAE for this period was primarily the result of our common stock offering in December 2012. In this offering, we successfully raised $29.1 million through the issuance of 1,265,000 common shares at $23.00 per share. The $27.1 million of net proceeds was used to immediately repay a portion of subordinated debt and increased our overall equity balances. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income
Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three months ended March 31, 2013 compared to the same period of 2012.

	Increase (Decrease) for the Three Months Ended March 31,
	2013 Compared to 2012
	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(605)	$632	$(48)	$(21)
Commercial and industrial loans	(490)	343	(40)	(187)
Direct financing leases	(33)	(21)	3	(51)
Consumer and other loans	(7)	(7)	—	(14)
Total loans and leases receivable	(1,135)	947	(85)	(273)
Mortgage-related securities	(114)	3	(1)	(112)
Other investment securities	(7)	164	(65)	92
FHLB Stock	1	—	(1)	—
Short-term investments	42	(41)	(22)	(21)
Total net change in income on interest-earning assets	(1,213)	1,073	(174)	(314)
Interest-bearing liabilities
Transaction accounts	(4)	17	(3)	10
Money market	(359)	161	(62)	(260)
Certificates of deposit	(50)	(54)	10	(94)
Brokered certificates of deposit	(460)	(418)	76	(802)
Total deposits	(873)	(294)	21	(1,146)
FHLB advances	(6)	13	(11)	(4)
Other borrowings	37	(475)	(26)	(464)
Junior subordinated debentures	—	—	(3)	(3)
Total net change in expense on interest-bearing liabilities	(842)	(756)	(19)	(1,617)
Net change in net interest income	$(371)	$1,829	$(155)	$1,303

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2013 and 2012. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2013			2012
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$617,948	$8,013	5.19%	$572,907	$8,034	5.61%
Commercial and industrial loans(1)	251,814	4,088	6.49	233,126	4,275	7.34
Direct financing leases(1)	15,015	193	5.14	16,395	244	5.95
Consumer and other loans(1)	16,711	159	3.81	17,399	173	3.98
Total loans and leases receivable(1)	901,488	12,453	5.53	839,827	12,726	6.06
Mortgage-related securities(2)	166,005	701	1.69	165,446	813	1.96
Other investment securities(3)	33,502	109	1.30	3,148	17	2.24
Federal Home Loan Bank stock	1,144	1	0.30	2,054	1	0.12
Short-term investments	56,332	55	0.39	121,289	76	0.25
Total interest-earning assets	1,158,471	13,319	4.60	1,131,764	13,633	4.82
Non-interest-earning assets	59,963			57,254
Total assets	$1,218,434			$1,189,018
Interest-bearing liabilities
Transaction accounts	$53,872	28	0.21	$27,361	18	0.27
Money market	459,201	671	0.58	391,558	931	0.95
Certificates of deposit	66,128	170	1.03	83,211	264	1.27
Brokered certificates of deposit	359,257	1,729	1.93	430,391	2,531	2.35
Total interest-bearing deposits	938,458	2,598	1.11	932,521	3,744	1.61
FHLB advances	1,343	3	0.93	479	7	6.12
Other borrowings	12,048	215	7.14	40,112	679	6.77
Junior subordinated notes	10,315	274	10.63	10,315	277	10.76
Total interest-bearing liabilities	962,164	3,090	1.28	983,427	4,707	1.91
Non-interest-bearing demand deposit accounts	143,499			128,642
Other non-interest-bearing liabilities	11,414			11,116
Total liabilities	1,117,077			1,123,185
Stockholders’ equity	101,357			65,833
Total liabilities and stockholders’ equity	$1,218,434			$1,189,018
Net interest income		$10,229			$8,926
Interest rate spread			3.32%			2.91%
Net interest-earning assets	$196,307			$148,337
Net interest margin			3.53%			3.15%
Average interest-earning assets to average interest-bearing liabilities	120.40%			115.08%
Return on average assets	1.06			0.74
Return on average equity	12.80			13.43
Average equity to average assets	8.32			5.54
Non-interest expense to average assets	2.36			2.30

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Net interest income increased by $1.3 million, or 14.6%, during the three months ended March 31, 2013 compared to the same period in 2012. The increase in net interest income was primarily attributable to favorable volume variances associated with increasing average balances in our commercial real estate and commercial and industrial portfolios, declining level of brokered certificates of deposit balances, and a declining level of other borrowings coupled with favorable rate variances associated with the cost of our deposit portfolio. Given excess liquidity, we have not replaced a significant amount of our brokered certificates of deposit upon maturity. Any newly issued brokered deposits were issued at substantially lower rates than the brokered deposit being replaced due to the current low rate environment. The interest rate environment has remained relatively stable, albeit at continued low levels, over the comparative periods.
The yield on average earning assets for the three months ended March 31, 2013 was 4.60% compared to 4.82% for the three months ended March 31, 2012. The decline in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.53% for the three months ended March 31, 2013 compared to 6.06% for the three months ended March 31, 2012. A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity they were renewed at current market rates, which were generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio declined. The marketplace for commercial and industrial loans also continues to be competitive, which drove the yield on this portfolio lower. We have been successful in growing each of these portfolios such that the increase in volume has kept interest income associated with the loan and lease portfolio from significantly declining. We are continuing to focus on growing our commercial and industrial portfolio, which typically exhibits higher yields than our commercial real estate portfolio, and we expect interest income on our loan and lease portfolio to increase in future quarters as a result of this change in mix.
In addition, the yields on the investment portfolio continue to decline. The yield on mortgage-related securities was 1.69% for the three months ended March 31, 2013 compared to 1.96% for the three months ended March 31, 2012. We primarily invest in collateralized mortgage obligations with structured cash flow payments that result in an average life of the security of approximately three years. The cash flows generated from these expected prepayments were reinvested in additional collateralized mortgage obligations at current market yields. Given the continued low rate environment, the reinvestment yields on these new purchases was lower than the original yield earned and therefore the yield on this portfolio declined.
The overall weighted average rate paid on interest-bearing liabilities was 1.28% for the three months ended March 31, 2013, a decrease of 63 basis points from 1.91% for the three months ended March 31, 2012. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decreasing rate paid on our interest-bearing deposits coupled with a substantially lower average balance of other borrowings, most notably subordinated debt. The weighted average rate paid on our interest-bearing deposits was 1.11% for the three months ended March 31, 2013, a decrease of 50 basis points from 1.61% for the three months ended March 31, 2012. We have been successful in attracting in-market deposits, specifically money market deposits, which has provided us the opportunity to reduce our dependency on brokered certificates of deposit. Also, the continued low interest rate environment has allowed us to lower the overall rate paid on our in-market deposits. Average brokered certificates of deposit decreased by $71.1 million to $359.3 million from $430.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. During December 2012, we completed a common stock offering, the net proceeds of which were used to repay approximately $27.1 million of subordinated debt. As a result, average other borrowings declined $28.1 million, or 70.0%, to $12.0 million for the three months ended March 31, 2013 from $40.1 million for the three months ended March 31, 2012.
Net interest margin increased 38 basis points to 3.53% for the three months ended March 31, 2013 compared to 3.15% for the three months ended March 31, 2012. Collectively, reducing our overall cost of funds by way of changing the mix of our deposit base improved our net interest margin by approximately 27 basis points. In addition, repaying a portion of our subordinated debt improved our net interest margin by approximately 16 basis points. Further, on a year-to-date average basis, there was a significant reduction in the amount of balances maintained at the Federal Reserve Bank. The redeployment of the excess liquidity, as discussed in preceding paragraphs, also contributed to the improvement in net interest margin. The improvements in net interest margin were partially offset by a nine basis point reduction in net interest margin due to the net decline of interest income on our loan and lease portfolio.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $80,000 and $504,000 for the three months ended March 31, 2013 and 2012, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the three months ended March 31, 2013 and 2012, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended March 31,
	2013	2012
	(In Thousands)
Components of the provision for loan and lease losses:
Establishment/modification of specific reserves on impaired loans, net	$16	$679
Decrease in allowance for loan and lease loss reserve due to subjective factor changes	(50)	—
Charge-offs in excess of specific reserves	11	134
Recoveries	(38)	(56)
Change in inherent risk of the loan and lease portfolio	141	(253)
Total provision for loan and lease losses	$80	$504

The establishment/modification of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe that we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.
Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance, credit, merchant and debit card fees and loan fees increased $103,000, or 5.6%, to $2.0 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012. The increase was primarily due to an increase in trust and investment services fee income and the cash surrender value of bank-owned life insurance, partially offset by a decrease in credit, merchant and debit card fees.
Trust and investment services fee income grew by $140,000, or 20.4%, to $827,000 for the three months ended March 31, 2013 from $687,000 for the three months ended March 31, 2012. Trust and investment services fee income is driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets.
At March 31, 2013, we had $660.6 million of trust assets under management compared to $613.5 million at December 31, 2012 and $596.0 million at March 31, 2012. Assets under administration were $182.4 million at March 31, 2013 compared to $170.7 million at December 31, 2012 and $140.8 million at March 31, 2012. The growth in assets under management was primarily due to establishing new relationships. The growth in assets under management and administration was primarily due to improved market values and establishing new client relationships. We expect to continue to increase our assets under management, but we also expect that assets under management and trust and investment services fee income will continue to be affected by market volatility for the foreseeable future.
Increase in cash surrender value of bank-owned life insurance improved $37,000, or 21.8%, to $207,000 for the three months ended March 31, 2013 from $170,000 for the three months ended March 31, 2012. The improvement was directly related to the purchase of additional bank owned life insurance in December 2012.
Credit, merchant and debit card fees decreased by $22,000, or 40.0%, to $33,000 for the three months ended March 31, 2013 from $55,000 for the three months ended March 31, 2012. The decrease was primarily due to the sale of our credit card portfolio during the third quarter of 2012 which led to fewer fees. As we finalize our deconversion, we expect fees in this category to be insignificant in future periods.

Non-interest expense. Non-interest expense increased by $346,000, or 5.1%, to $7.2 million for the three months ended March 31, 2013 from $6.8 million for the comparable period of 2012. The increase in non-interest expense was primarily caused by an increase in compensation expense, professional fees and other non-interest expenses, partially offset by declines in net collateral liquidation costs, net losses on foreclosed properties and FDIC insurance expense.
Compensation expense increased by $721,000, or 18.0%, to $4.7 million for the three months ended March 31, 2013 from $4.0 million for the three months ended March 31, 2012. The increase was primarily due to an increased number of full-time equivalent positions filled throughout 2012 in support of strategic initiatives and annual merit increases. Compensation expense was also elevated during the first quarter of 2013 because of expenses associated with an increase in the wages subject to employer social security taxes and increased employer matching contributions due to the payment of non-equity incentive awards and discretionary contributions to the employer sponsored 401(k) plan during the first quarter of 2013. We made similar payments during the first quarter of 2012 for these types of expenses, but not to the same magnitude.
Professional fees expense increased by $140,000, or 32.4%, to $572,000 for the three months ended March 31, 2013 from $432,000 for the three months ended March 31, 2012. The increase was partially related to rising compliance costs and fees accrued for third party vendors who assisted us with those compliance elements. In addition, there were increased expenses recognized for services performed by third party consultants that assisted us in establishing certain strategic objectives.
Data processing expense increased by $85,000, or 26.8%, to $402,000 for the three months ended March 31, 2013 from $317,000 for the three months ended March 31, 2012. The increase was primarily related to conversion costs as we continued to upgrade our existing systems to provide improved technology platforms to best service our clients, coupled with increasing costs from our core service providers.
Collateral liquidation costs decreased by $122,000, or 113.0%, to a $14,000 net recovery of expense for the three months ended March 31, 2013 from $108,000 of expense for the three months ended March 31, 2012. Collateral liquidation costs are expenses incurred by us to facilitate resolution of certain problem commercial loans. The amount of collateral liquidation costs recorded in any particular period is influenced by the timing and level of effort required for the liquidation of collateral underlying each such individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we expense them as incurred through our consolidated statements of income. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item. The net recovery of collateral liquidation costs was directly related to recouping approximately $89,000 of previously recognized collateral liquidation costs.
FDIC insurance expense decreased by $382,000, or 65.1%, to $205,000 for the three months ended March 31, 2013 from $587,000 for the three months ended March 31, 2012. FDIC insurance expense is based upon a formula that incorporates a variety of factors, including but not limited to, average total assets, average tangible equity and the overall risk profile of the institution. A change in any one of these factors during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.
Income Taxes. Income tax expense was $1.7 million for the three months ended March 31, 2013, with an effective tax rate of 34.1% compared to income tax expense of $1.2 million for the three months ended March 31, 2012, with an effective tax rate of 35.8%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Three Months Ended March 31,
	2013	2012
Statutory federal tax rate	34.4%	34.0%
State taxes, net of federal benefit	4.5	4.7
FIN 48 expense, net of federal benefit	—	1.0
Bank owned life insurance	(1.4)	(1.7)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.3)	(2.7)
Discrete items	0.2	—
Other	(0.3)	0.5
	34.1%	35.8%
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
Financial Condition
General. Our total assets remained relatively stable at $1.220 billion as of March 31, 2013 compared to $1.226 billion at December 31, 2012.
Short-term investments. Short-term investments decreased by $1.5 million to $62.4 million at March 31, 2013 from $64.0 million at December 31, 2012. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale increased by $1.2 million to $201.8 million at March 31, 2013 compared to $200.6 million at December 31, 2012. During the three months ended March 31, 2013, we reinvested cash flows received from our securities through purchases of additional securities. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold were issued by the GNMA, a U.S. government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on our investment portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities primarily in Wisconsin.
As we continue to evaluate the level of on-balance-sheet liquidity, we continue to purchase U.S. Government agency obligations, primarily those obligations issued by FHLMC and FNMA. We have structured these purchases to have bullet maturities within two to four years from the issue date. Certain of the securities contain either quarterly or one-time call features. The maturity structure of our securities portfolio allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to immediately borrow funds from our various funding sources and proactively adjust the portfolio should interest rates rise within the next two to four years. Our management deems these investments to be creditworthy and believes that these investments exhibit appropriate market yields for the risks assumed. As additional appropriate investment securities are available in the marketplace, we expect that additional investments will be purchased.
During the three months ended March 31, 2013, we recognized unrealized holding losses of $305,000 through other comprehensive income. The majority of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for our investment portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third party pricing vendor’s pricing methodology for pricing relevant securities and results of internal control assessments. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the market value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase or the credit quality of the securities decline, the market value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2013. There were no sales of securities during the three months ended March 31, 2013 and 2012.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $4.6 million, or 0.5%, to $901.1 million at March 31, 2013 from $896.6 million at December 31, 2012. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at March 31, 2013 remained generally consistent with the mix at December 31, 2012, with a continued concentration in commercial real estate mortgage loans at approximately 69% of our total loan and lease portfolio.
While the first quarter of each fiscal year is typically our lowest growth quarter with respect to our loan and lease portfolio, we successfully added new relationships to our portfolio and are beginning to see signs of increased demand for lending opportunities. We continue to experience greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity yet we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Nonetheless, we expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.69% as of each of March 31, 2013 and December 31, 2012. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.27% at March 31, 2013 compared to 1.55% at December 31, 2012. Non-performing loans decreased $2.4 million, or 17.3%, to $11.7 million at March 31, 2013 compared to $14.1 million at December 31, 2012. As we are experiencing improvements in asset quality trends, our allowance for loan and lease loss reserves are measured more through the general characteristics of our portfolio rather than through specific identification. As a result of this measurement and methodology, the allowance for loan loss as a percentage of total loans and leases has remained flat as compared to December 31, 2012. We continue to aggressively work through our problem loans and leases and are experiencing success in certain exit strategies.
During the three months ended March 31, 2013, we recorded net recoveries on impaired loans and leases of approximately $27,000. During the three months ended March 31, 2012, we recorded net charge-offs on impaired loans and leases of approximately $208,000, comprised of $264,000 of charge-offs and $56,000 of recoveries. Based upon our observations in our primary market areas, commercial real estate values appear to be stabilizing. As a result, at March 31, 2013 our management believed that the collateral values associated with our impaired loan and lease portfolio were sufficient and additional charge-offs were not necessary to reflect the loan balances at their net realizable value for collateral dependent loans. Based upon our internal methodology which actively monitors the asset quality and inherent risks within the loan and loss portfolio, management concluded that a loan and lease loss reserve of $15.5 million, or 1.69% of total loans and leases, was appropriate as of March 31, 2013. Refer to the Asset Quality section for more information.
Deposits. As of March 31, 2013, deposits decreased by $20.5 million to $1.072 billion from $1.092 billion at December 31, 2012. Consistent with our strategic plan, the decline was primarily concentrated within our brokered certificates of deposit balances, which declined by $25.1 million to $349.3 million at March 31, 2013 from $374.4 million at December 31, 2012. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits continues to be a focus of the Banks’ business development efforts. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. The ending balances within the various deposit types fluctuate based upon maturity of time deposits, client demands for the use of their cash and our ability to service and maintain client relationships. We focus on attracting and servicing deposit relationships, as compared to rate sensitive clients, and therefore we monitor the success of growth of in-market deposits based on the average balances of our deposit accounts. Rate sensitive clients may create an element of volatility in our deposit balances. Refer to Note 6 - Deposits in our unaudited consolidated financial statements for additional information regarding our deposit composition.
Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $722.7 million, or 66.8%, were considered in-market deposits for the three months ended March 31, 2013. This compares to in-market deposits of $630.8 million, or 59.4%, for the year-to-date average at March 31, 2012. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposit.
FHLB Advances and Other Borrowings. As of March 31, 2013, FHLB advances and other borrowings increased by $14.5 million, or 117.14%, to $26.9 million from $12.4 million at December 31, 2012. The primary reason for the increase in borrowings was due to a one-month advance of $15.0 million from the FHLB with a maturity date of April 26, 2013 at a rate of 0.15%.

Asset Quality
Non-performing Assets. Our non-accrual loans and leases consisted of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$748	$769
Commercial real estate - non-owner occupied	2,807	2,871
Construction and land development	4,763	4,946
Multi-family	44	46
1-4 family	758	1,006
Total non-accrual commercial real estate	9,120	9,638
Commercial and industrial	972	2,842
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	569	612
Other	1,013	1,030
Total non-accrual consumer and other loans	1,582	1,642
Total non-accrual loans and leases	11,674	14,122
Foreclosed properties, net	905	1,574
Total non-performing assets	$12,579	$15,696
Performing troubled debt restructurings	$1,245	$1,105
Total non-accrual loans and leases to gross loans and leases	1.27%	1.55%
Total non-performing assets to total loans and leases plus other real estate owned	1.37	1.72
Total non-performing assets to total assets	1.03	1.28
Allowance for loan and lease losses to gross loans and leases	1.69	1.69
Allowance for loan and lease losses to non-accrual loans and leases	132.83	109.05
As of March 31, 2013 and December 31, 2012, $8.0 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively.
A summary of our non-accrual loan and lease activity from December 31, 2012 through March 31, 2013 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$14,122
Loans and leases transferred to non-accrual status	207
Non-accrual loans and leases returned to accrual status	(164)
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	(11)
Cash received and applied to principal of non-accrual loans and leases	(2,480)
Non-accrual loans and leases as of the end of the period	$11,674

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of March 31, 2013, non-performing assets as a percentage of total assets declined to 1.03% from 1.28% at December 31, 2012. The exit strategies undertaken, including but not limited to foreclosure and other collection actions, charge-offs, and pay-offs, outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases as well as an overall reduction in our non-performing assets to total loans and leases and foreclosed properties. Total non-performing assets to total loans and leases and foreclosed properties as of March 31, 2013 and December 31, 2012 were 1.37% and 1.72%, respectively. We believe this ratio provides insight as to our success in working problem assets through the entire process and eliminating further losses.

We also monitor early stage delinquencies to provide insight into potential future problems. As of March 31, 2013, the payment performance did not point to any new areas of concern, as approximately 99% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 - Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of our unaudited consolidated financial statements. We are seeing stability in our credit quality categories, indicating limited deterioration of overall credit quality of the total loan and lease portfolio. Although asset quality has improved, we will continue to and will always actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell land, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. Therefore, we expect to continue to experience new additions to non-accrual loans. We believe current economic conditions will remain largely the same for the near term. As a result, we expect that we will continue to experience historically elevated levels of impaired loans and leases. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. As we continue to have these discussions, we expect we will continue to see further reductions in our overall non-accrual portfolio as our clients’ financial performance returns to profitable levels, collateral is liquidated to provide sufficient reductions in outstanding principal, or clients establish different banking relationships with other institutions.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality continues to improve, resulting in our allowance for loan and lease loss to be measured more through general characteristics of our portfolio rather than through specific identification, we expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore requiring no specific or general reserve. As of March 31, 2013 and December 31, 2012, our allowance for loan and lease losses to total non-accrual loans and leases was 132.83% and 109.05%, respectively. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2013.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,	As of and for the Three Months Ended March 31,	As of and for the Year Ended December 31,
	2013	2012	2012
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$8,753	$13,762	$11,006
Impaired loans and leases with impairment reserves required	4,166	6,478	4,221
Total impaired loans and leases	12,919	20,240	15,227
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,533	1,438	1,517
Net impaired loans and leases	$11,386	$18,802	$13,710
Average impaired loans and leases	$14,138	$19,701	$17,945
Foregone interest income attributable to impaired loans and leases	$275	$421	$1,432
Less: Interest income recognized on impaired loans and leases	148	236	321
Net foregone interest income on impaired loans and leases	$127	$185	$1,111

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. We record the charge-off through our allowance for loan and lease losses. For the three months ended March 31, 2013, we recorded net recoveries of $27,000 compared to recording net charge-offs for the three months ended March 31, 2012 of $208,000. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate level at March 31, 2013. However, given ongoing complexities with current workout situations, the lack of significant improvement in economic conditions and continued declines in certain collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies may require that certain loan and lease balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Allowance at beginning of period	$15,400	$14,155
Charge-offs:
Commercial real estate
Construction and land development	—	(34)
Multi-family	—	(100)
1-4 family	(7)	(89)
Commercial and industrial	—	(6)
Consumer and other
Home equity and second mortgages	—	(8)
Other	(4)	(27)
Total charge-offs	(11)	(264)
Recoveries:
Commercial real estate
Commercial real estate — non owner occupied	30	—
1-4 family	2	5
Commercial and industrial	—	41
Direct financing leases	5	—
Consumer and other
Home equity and second mortgages	1	2
Other	—	8
Total recoveries	38	56
Net recoveries (charge-offs)	27	(208)
Provision for loan and lease losses	80	504
Allowance at end of period	$15,507	$14,451
Annualized net (recoveries) charge-offs as a % of average gross loans and leases	(0.01)%	0.10%

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2012	$1,574
Loans transferred to foreclosed properties	—
Payments to priority lien holders of foreclosed properties	—
Proceeds from sale of foreclosed properties	(699)
Net gain on sale of foreclosed properties	42
Impairment valuation	(12)
Foreclosed properties as of March 31, 2013	$905

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2013 were the interest payments due on subordinated and junior subordinated notes. In January 2013, FBB declared a dividend in the amount of $2.0 million to the Corporation. During 2012, FBB declared and paid dividends totaling $6.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments and our unencumbered securities available-for-sale. As of March 31, 2013 and December 31, 2012, our immediate on-balance-sheet liquidity was $260.2 million and $260.4 million, respectively. At March 31, 2013 and December 31, 2012, the Banks had $48.8 million and $53.1 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $349.3 million of outstanding brokered deposits at March 31, 2013, compared to $374.4 million of brokered deposits as of December 31, 2012, which represented 32.6% and 34.3%, respectively, of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in specific maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits as of March 31, 2013 and December 31, 2012.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the three-month period ended March 31, 2013. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the Federal Reserve Bank and borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. As of March 31, 2013, the available liquidity is in excess of the stated minimum and is equal to approximately 27 months of maturities. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Contractual Obligations and Off-Balance-Sheet Arrangements
There were no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K for the year ended December 31, 2012. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2013 has not changed materially since December 31, 2012.

Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013.
There was no substantial change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes to risk factors as previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	47,735	$23.60	—	$—
February 1, 2013 - February 28, 2013	1,874	$24.47	—	—
March 1, 2013 - March 31, 2013	—	$—	—	—
Total	49,609	$23.63	—	—

(1)
The shares in this column represent: (i) the 1,480 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares; and (ii) 48,129 shares used to exercise stock options as part of a cashless exercise.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Submitted electronically with this Quarterly Report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 26, 2013	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 26, 2013	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Submitted electronically with this Quarterly Report.