Form 10-Q
period 2013-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2013-07-26
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 18, 2013 was 3,918,347 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,744	$21,626
Short-term investments	91,834	63,960
Cash and cash equivalents	106,578	85,586
Securities available-for-sale, at fair value	194,498	200,596
Loans and leases receivable, net of allowance for loan and lease losses of $15,202 and $15,400, respectively	932,713	896,560
Leasehold improvements and equipment, net	1,218	968
Foreclosed properties	565	1,574
Cash surrender value of bank-owned life insurance	22,691	22,272
Investment in Federal Home Loan Bank stock, at cost	1,829	1,144
Accrued interest receivable and other assets	15,977	17,408
Total assets	$1,276,069	$1,226,108
Liabilities and Stockholders’ Equity
Deposits	$1,142,979	$1,092,254
Federal Home Loan Bank and other borrowings	11,936	12,405
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	7,601	11,595
Total liabilities	1,172,831	1,126,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,063,070 and 4,011,370 shares issued, 3,918,347 and 3,916,667 shares outstanding at June 30, 2013 and December 31, 2012, respectively	41	40
Additional paid-in capital	54,969	53,504
Retained earnings	50,879	45,599
Accumulated other comprehensive income	321	2,183
Treasury stock (144,723 and 94,703 shares at June 30, 2013 and December 31, 2012, respectively), at cost	(2,972)	(1,787)
Total stockholders’ equity	103,238	99,539
Total liabilities and stockholders’ equity	$1,276,069	$1,226,108

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$12,283	$13,038	$24,736	$25,764
Securities income	809	854	1,619	1,685
Short-term investments	50	51	106	127
Total interest income	13,142	13,943	26,461	27,576
Interest expense:
Deposits	2,454	3,332	5,052	7,076
Notes payable and other borrowings	218	724	436	1,410
Junior subordinated notes	277	278	551	555
Total interest expense	2,949	4,334	6,039	9,041
Net interest income	10,193	9,609	20,422	18,535
Provision for loan and lease losses	54	2,045	134	2,549
Net interest income after provision for loan and lease losses	10,139	7,564	20,288	15,986
Non-interest income:
Trust and investment services fee income	970	755	1,797	1,442
Service charges on deposits	544	493	1,027	972
Loan fees	332	345	690	743
Increase in cash surrender value of bank-owned life insurance	212	176	419	346
Credit, merchant and debit card fees	34	64	67	119
Other	82	71	127	132
Total non-interest income	2,174	1,904	4,127	3,754
Non-interest expense:
Compensation	4,507	4,226	9,233	8,231
Occupancy	312	332	640	664
Professional fees	434	447	1,006	879
Data processing	402	350	804	667
Marketing	352	279	637	545
Equipment	135	122	274	234
FDIC insurance	193	533	398	1,120
Collateral liquidation costs	73	79	59	187
Net loss on foreclosed properties	79	67	49	242
Other	1,003	697	1,568	1,195
Total non-interest expense	7,490	7,132	14,668	13,964
Income before income tax expense	4,823	2,336	9,747	5,776
Income tax expense	1,690	771	3,370	2,001
Net income	$3,133	$1,565	$6,377	$3,775
Earnings per common share:
Basic	$0.80	$0.60	$1.63	$1.44
Diluted	0.80	0.60	1.62	1.44
Dividends declared per share	0.14	0.07	0.28	0.14

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)

Net income	$3,133	$1,565	$6,377	$3,775
Other comprehensive loss, before tax
Unrealized securities losses arising during the period	(2,706)	(295)	(3,011)	(192)
Income tax benefit	1,045	113	1,149	74
Comprehensive income	$1,472	$1,383	$4,515	$3,657

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	2,625,569	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	—	3,775	—	—	3,775
Other comprehensive loss	—	—	—	—	(118)	—	(118)
Share-based compensation - restricted shares	—	—	268	—	—	—	268
Share-based compensation - tax benefits	—	—	2	—	—	—	2
Cash dividends ($0.14 per share)	—	—	—	(368)	—	—	(368)
Treasury stock purchased	(375)	—	—	—	—	(7)	(7)
Treasury stock re-issued	4,158	—	(77)	—	—	77	—
Balance at June 30, 2012	2,629,352	$27	$26,036	$40,908	$2,373	$(1,578)	$67,766

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	6,377	—	—	6,377
Other comprehensive loss	—	—	—	—	(1,862)	—	(1,862)
Exercise of stock options	51,700	1	1,137	—	—	—	1,138
Share-based compensation - restricted shares	—	—	291	—	—	—	291
Share-based compensation - tax benefits	—	—	37	—	—	—	37
Cash dividends ($0.28 per share)	—	—	—	(1,097)	—	—	(1,097)
Treasury stock purchased	(50,020)	—	—	—	—	(1,185)	(1,185)
Balance at June 30, 2013	3,918,347	$41	$54,969	$50,879	$321	$(2,972)	$103,238

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In Thousands)
Operating activities
Net income	$6,377	$3,775
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	809	637
Provision for loan and lease losses	134	2,549
Depreciation, amortization and accretion, net	1,323	1,551
Share-based compensation	291	268
Increase in cash surrender value of bank-owned life insurance	(419)	(346)
Origination of loans for sale	—	(580)
Sale of loans originated for sale	—	583
Gain on sale of loans originated for sale	—	(3)
Net loss on foreclosed properties, including impairment valuation	49	242
Excess tax benefit from share-based compensation	(37)	(2)
Decrease in accrued interest receivable and other assets	1,564	544
Decrease in accrued interest payable and other liabilities	(4,226)	(712)
Net cash provided by operating activities	5,865	8,506
Investing activities
Proceeds from maturities of available-for-sale securities	37,576	27,571
Purchases of available-for-sale securities	(35,617)	(54,657)
Proceeds from sale of foreclosed properties	1,070	1,315
Net increase in loans and leases	(36,397)	(14,831)
Investment in limited partnerships	(500)	—
Distributions from limited partnerships	664	170
Investment in FHLB Stock	(1,185)	—
Proceeds from sale of FHLB Stock	500	848
Purchases of leasehold improvements and equipment, net	(406)	(295)
Net cash used in investing activities	(34,295)	(39,879)
Financing activities
Net increase (decrease) in deposits	50,725	(22,082)
Repayment of FHLB advances	(469)	(7)
Net increase in short-term borrowed funds	—	2,111
Proceeds from issuance of subordinated notes payable	—	6,215
Repayment of subordinated notes payable	—	(6,215)
Excess tax benefit from share-based compensation	37	2
Cash dividends paid	(823)	(368)
Exercise of stock options	1,137	—
Purchase of treasury stock	(1,185)	(7)
Net cash provided by (used in) financing activities	49,422	(20,351)
Net increase (decrease) in cash and cash equivalents	20,992	(51,724)
Cash and cash equivalents at the beginning of the period	85,586	130,093
Cash and cash equivalents at the end of the period	$106,578	$78,369
Supplementary cash flow information
Interest paid on deposits and borrowings	$6,313	$9,288
Income taxes paid	3,411	1,818
Transfer to foreclosed properties	110	1,258
Reissuance of treasury stock	—	77
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB and FBB – Milwaukee are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”) and FBB Real Estate, LLC (“FBBRE”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
Basis of Presentation. The accompanying unaudited consolidated financial statements were prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation's consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the three- and six-month period ended June 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2013. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2012 except as described further below in this Note 1.
Recent Accounting Pronouncements. In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  This ASU amends the scope of FASB ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The provisions of the ASUs were effective for annual and interim reporting periods beginning on or after January 1, 2013. The Corporation’s disclosure under the ASUs are provided in Note 9 - Derivative Financial Instruments. As the ASUs address financial statement disclosures only, their adoption effective January 1, 2013 did not impact the Corporation’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Corporation’s disclosures of the components of accumulated other comprehensive income are disclosed in its Consolidated Statements of Comprehensive Income. For the six months ended June 30, 2013, there were no items requiring reclassification out of accumulated other comprehensive income. The new guidance became effective for all interim and annual periods beginning January 1, 2013 and is to be applied prospectively. Since this ASU addresses financial statement disclosures only, the adoption of this guidance effective January 1, 2013 did not have an impact on the Corporation’s consolidated financial position or results of operations.

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
For the three-month periods ended June 30, 2013 and 2012, average anti-dilutive employee share-based awards totaled 0 and 115,050, respectively. For the six-month periods ended June 30, 2013 and 2012, average anti-dilutive employee share-based awards totaled 0 and 116,148, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Share and Per Share Data)
Basic earnings per common share
Net income	$3,133	$1,565	$6,377	$3,775
Less: earnings allocated to participating securities	75	58	152	138
Basic earnings allocated to common shareholders	$3,058	$1,507	$6,225	$3,637

Weighted-average common shares outstanding, excluding participating securities	3,825,069	2,530,651	3,824,563	2,530,368

Basic earnings per common share	$0.80	$0.60	$1.63	$1.44

Diluted earnings per common share
Earnings allocated to common shareholders	$3,058	$1,507	$6,225	$3,637
Reallocation of undistributed earnings	1	—	—	—
Diluted earnings allocated to common shareholders	$3,059	$1,507	$6,225	$3,637

Weighted-average common shares outstanding, excluding participating securities	3,825,069	2,530,651	3,824,563	2,530,368
Dilutive effect of share-based awards	11,414	1,940	9,180	1,479
Weighted-average diluted common shares outstanding, excluding participating securities	3,836,483	2,532,591	3,833,743	2,531,847

Diluted earnings per common share	$0.80	$0.60	$1.62	$1.44

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2013, 218,115 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.

Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or cancelled since such time. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, all Stock Options granted and not previously forfeited have vested.
Stock Option activity for the year ended December 31, 2012 and six months ended June 30, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	125,034	$22.43	1.75
Granted	—	—
Exercised	(1,000)	22.00
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2012	124,034	$22.43	0.75
Exercisable at December 31, 2012	124,034	$22.43	0.75

Outstanding as of December 31, 2012	124,034	$22.43	0.75
Granted	—	—
Exercised	(51,700)	22.00
Expired	(3,350)	22.00
Forfeited	—	—
Outstanding at June 30, 2013	68,984	$22.77	1.18
Exercisable at June 30, 2013	68,984	$22.77	1.18
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

Restricted share activity for the year ended December 31, 2012 and the six months ended June 30, 2013 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2011	95,868	$15.15
Granted	37,123	23.03
Vested	(35,905)	15.06
Forfeited	(2,580)	18.32
Nonvested balance as of December 31, 2012	94,506	18.19
Granted	—	—
Vested	(1,539)	17.91
Forfeited	—	—
Nonvested balance as of June 30, 2013	92,967	$18.19

As of June 30, 2013, $1.3 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheet related to unvested restricted shares which the Corporation expects to recognize over approximately 2.5 years. As of June 30, 2013, all restricted shares that vested were delivered. For the six months ended June 30, 2013 and 2012, share-based compensation expense included in the Consolidated Statements of Income totaled $291,000 and $268,000, respectively.

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of June 30, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$17,398	$9	$(209)	$17,198
Municipal obligations	16,235	31	(649)	15,617
Asset-backed securities	1,519	—	(28)	1,491
Collateralized mortgage obligations - government issued	129,946	2,588	(731)	131,803
Collateralized mortgage obligations - government-sponsored enterprises	28,876	68	(555)	28,389
	$193,974	$2,696	$(2,172)	$194,498

	As of December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$19,667	$62	$(8)	$19,721
Municipal obligations	11,897	179	(43)	12,033
Collateralized mortgage obligations - government issued	148,369	3,344	(68)	151,645
Collateralized mortgage obligations - government-sponsored enterprises	17,128	88	(19)	17,197
	$197,061	$3,673	$(138)	$200,596

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. There were no sales of securities available-for-sale for the three and six months ended June 30, 2013 and 2012.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due in one year through five years	14,305	14,183
Due in five through ten years	33,003	33,082
Due in over ten years	146,666	147,233
	$193,974	$194,498

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, the Corporation had 115 securities and 30 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2013, the Corporation held no securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the six months ended June 30, 2013 and 2012.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$12,562	$209	$—	$—	$12,562	$209
Municipal obligations	12,879	649	—	—	12,879	649
Asset-backed securities	1,491	28	—	—	1,491	28
Collateralized mortgage obligations - government issued	35,754	731	—	—	35,754	731
Collateralized mortgage obligations - government-sponsored enterprises	17,587	555	—	—	17,587	555
	$80,273	$2,172	$—	$—	$80,273	$2,172

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$2,992	$8	$—	$—	$2,992	$8
Municipal obligations	$3,450	$43	$—	$—	$3,450	$43
Collateralized mortgage obligations - government issued	$12,990	$68	$—	$—	$12,990	$68
Collateralized mortgage obligations - government-sponsored enterprises	5,075	19	—	—	5,075	19
	$24,507	$138	$—	$—	$24,507	$138
At June 30, 2013 and December 31, 2012, securities with a fair value of $47.6 million and $23.1 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances and client letters of credit. Securities pledged also provide for future availability of additional advances from the FHLB.

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$132,385	$144,988
Commercial real estate — non-owner occupied	347,429	323,660
Construction and land development	78,948	64,966
Multi-family	53,874	58,454
1-4 family	32,050	31,943
Total commercial real estate	644,686	624,011
Commercial and industrial	272,799	256,458
Direct financing leases, net	15,252	15,926
Consumer and other
Home equity and second mortgages	4,279	4,642
Other	11,922	11,671
Total consumer and other	16,201	16,313
Total gross loans and leases receivable	948,938	912,708
Less:
Allowance for loan and lease losses	15,202	15,400
Deferred loan fees	1,023	748
Loans and leases receivable, net	$932,713	$896,560

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended June 30, 2013 and 2012 was $10.1 million and $8.8 million, respectively. For the six months ended June 30, 2013 and 2012, $10.6 million and $34.7 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore $10.1 million and $10.6 million for the three and six months ended June 30, 2013, respectively, and $8.8 million and $34.7 million for the three and six months ended June 30, 2012, respectively, have been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 was $665,000 and $674,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at June 30, 2013 and December 31, 2012 was $55.0 million and $50.1 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of June 30, 2013 and December 31, 2012, the total amount of the Corporation’s partial ownership of loans on the Corporation’s balance sheet was $84.2 million and $71.9 million, respectively. As of June 30, 2013, no loans in this participation sold portfolio were considered impaired as compared to $3.2 million as of December 31, 2012. This decline is due to the fact that the impaired loan in this portfolio was repurchased and thus has been removed from this portfolio. From December 2010 through May 2013, the Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans in accordance with the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.

In May 2013, the Corporation repurchased, from the original participating entity, a portion of one loan which was previously and appropriately accounted for as a transfer (sale) under a participation agreement. This repurchase was not a condition of the original participation agreement and was undertaken to provide the Corporation with complete discretion in the workout process of this loan. As agreed to with the original participating entity and consistent with the transaction agreement, such participated portion of the loan with aggregate principal balance of $3.2 million was repurchased with cash at fair value, or a discounted price of $1.5 million.

The $1.5 million carrying amount of this portion of the loan is recorded on the Consolidated Balance Sheet within loans and leases receivable, net at June 30, 2013 along with Corporation’s previously retained portion of this loan. This loan is classified as a nonperforming troubled debt restructuring because the Corporation cannot reasonably estimate the timing of the cash flows expected to be collected and therefore the discount will not be accreted to earnings until the carrying amount is fully paid.

During the six months ended June 30, 2013, there were no changes to the allowance for loan and lease losses relating to this loan, as it is a collateral dependent loan and was deemed to have sufficient collateral value as of June 30, 2013 to support the carrying value.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of June 30, 2013 and December 31, 2012:

	Category
As of June 30, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$109,238	$7,706	$14,454	$987	$132,385
Commercial real estate — non-owner occupied	294,970	28,132	23,625	702	347,429
Construction and land development	61,748	2,868	7,831	6,501	78,948
Multi-family	46,314	6,733	—	827	53,874
1-4 family	18,289	5,175	7,726	860	32,050
Total commercial real estate	530,559	50,614	53,636	9,877	644,686

Commercial and industrial	243,193	24,482	4,388	736	272,799

Direct financing leases, net	11,008	3,975	234	35	15,252

Consumer and other:
Home equity and second mortgages	3,238	141	215	685	4,279
Other	10,938	—	—	984	11,922
Total consumer and other	14,176	141	215	1,669	16,201

Total gross loans and leases receivable	$798,936	$79,212	$58,473	$12,317	$948,938
Category as a % of total portfolio	84.19%	8.35%	6.16%	1.30%	100.00%

	Category
As of December 31, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,180	$9,688	$17,351	$769	$144,988
Commercial real estate — non-owner occupied	267,884	29,553	22,992	3,231	323,660
Construction and land development	49,134	2,037	8,384	5,411	64,966
Multi-family	50,808	6,810	790	46	58,454
1-4 family	18,255	4,657	7,873	1,158	31,943
Total commercial real estate	503,261	52,745	57,390	10,615	624,011

Commercial and industrial	233,524	9,922	10,170	2,842	256,458

Direct financing leases, net	10,486	3,897	1,543	—	15,926

Consumer and other:
Home equity and second mortgages	3,525	157	220	740	4,642
Other	10,641	—	—	1,030	11,671
Total consumer and other	14,166	157	220	1,770	16,313

Total gross loans and leases receivable	$761,437	$66,721	$69,323	$15,227	$912,708
Category as a % of total portfolio	83.43%	7.31%	7.60%	1.67%	100.00%

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
Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon receipt and evaluation of updated financial information from the Corporation’s borrowers, or as other circumstances dictate. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, and are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and, depending on the size and nature of the credit, subject to various levels of review and concurrence on the stated risk rating. In addition to its nine grade risk rating system, the Corporation groups loans into four loan and related risk categories which determine the level and nature of review by management.
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral, financial stability of the borrower, integrity or strength of the borrower’s management team or the industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination or renewal of the loan or lease. The Corporation monitors Category I loans and leases through payment performance, continued maintenance of its personal relationships with such borrowers and continued review of such borrowers’ compliance with the terms of their respective agreements.
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

Category III — Loans and leases in this category are identified by the Corporation’s business development officers and senior management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $21.6 million and $22.0 million of loans and leases as Substandard as of June 30, 2013 and December 31, 2012, respectively. No loans were considered Special Mention, Doubtful or Loss as of either June 30, 2013 or December 31, 2012. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of June 30, 2013 and December 31, 2012 were as follows:

As of June 30, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$131,398	$131,398
Non-owner occupied	—	—	—	—	347,075	347,075
Construction and land development	—	—	—	—	72,899	72,899
Multi-family	—	—	—	—	53,047	53,047
1-4 family	—	—	—	—	31,338	31,338
Commercial and industrial	—	—	—	—	272,063	272,063
Direct financing leases, net	—	—	—	—	15,218	15,218
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,721	3,721
Other	—	1	—	1	10,937	10,938
Total	—	1	—	1	937,696	937,697
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$258	$258	$729	$987
Non-owner occupied	—	—	—	—	354	354
Construction and land development	—	—	231	231	5,818	6,049
Multi-family	—	—	786	786	41	827
1-4 family	70	—	218	288	424	712
Commercial and industrial	—	—	57	57	679	736
Direct financing leases, net	—	—	—	—	34	34
Consumer and other:
Home equity and second mortgages	—	—	86	86	472	558
Other	—	—	984	984	—	984
Total	70	—	2,620	2,690	8,551	11,241
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$258	$258	$132,127	$132,385
Non-owner occupied	—	—	—	—	347,429	347,429
Construction and land development	—	—	231	231	78,717	78,948
Multi-family	—	—	786	786	53,088	53,874
1-4 family	70	—	218	288	31,762	32,050
Commercial and industrial	—	—	57	57	272,742	272,799
Direct financing leases, net	—	—	—	—	15,252	15,252
Consumer and other:
Home equity and second mortgages	—	—	86	86	4,193	4,279
Other	—	1	984	985	10,937	11,922
Total	$70	$1	$2,620	$2,691	$946,247	$948,938
Percent of portfolio	0.01%	—%	0.28%	0.29%	99.71%	100.00%

As of December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$210	$—	$—	$210	$144,009	$144,219
Non-owner occupied	—	—	—	—	320,789	320,789
Construction and land development	—	—	—	—	60,020	60,020
Multi-family	—	—	—	—	58,408	58,408
1-4 family	—	—	—	—	30,937	30,937
Commercial and industrial	—	—	—	—	253,616	253,616
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,030	4,030
Other	—	—	—	—	10,641	10,641
Total	210	—	—	210	898,376	898,586
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$117	$117	$652	$769
Non-owner occupied	2,415	—	444	2,859	12	2,871
Construction and land development	—	—	471	471	4,475	4,946
Multi-family	—	—	—	—	46	46
1-4 family	74	—	482	556	450	1,006
Commercial and industrial	57	—	560	617	2,225	2,842
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	121	121	491	612
Other	—	—	1,030	1,030	—	1,030
Total	2,546	—	3,225	5,771	8,351	14,122
Total loans and leases
Commercial real estate:
Owner occupied	$210	$—	$117	$327	$144,661	$144,988
Non-owner occupied	2,415	—	444	2,859	320,801	323,660
Construction and land development	—	—	471	471	64,495	64,966
Multi-family	—	—	—	—	58,454	58,454
1-4 family	74	—	482	556	31,387	31,943
Commercial and industrial	57	—	560	617	255,841	256,458
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	121	121	4,521	4,642
Other	—	—	1,030	1,030	10,641	11,671
Total	$2,756	$—	$3,225	$5,981	$906,727	$912,708
Percent of portfolio	0.30%	—%	0.36%	0.66%	99.34%	100.00%

The Corporation’s non-accrual loans and leases consisted of the following at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$987	$769
Commercial real estate — non-owner occupied	354	2,871
Construction and land development	6,049	4,946
Multi-family	827	46
1-4 family	712	1,006
Total non-accrual commercial real estate	8,929	9,638
Commercial and industrial	736	2,842
Direct financing leases, net	34	—
Consumer and other:
Home equity and second mortgages	558	612
Other	984	1,030
Total non-accrual consumer and other loans	1,542	1,642
Total non-accrual loans and leases	11,241	14,122
Foreclosed properties, net	565	1,574
Total non-performing assets	$11,806	$15,696
Performing troubled debt restructurings	$1,076	$1,105

	June 30, 2013	December 31, 2012
Total non-accrual loans and leases to gross loans and leases	1.18%	1.55%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.24	1.72
Total non-performing assets to total assets	0.93	1.28
Allowance for loan and lease losses to gross loans and leases	1.60	1.69
Allowance for loan and lease losses to non-accrual loans and leases	135.24	109.05

As of June 30, 2013 and December 31, 2012, $9.3 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of June 30, 2013, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of June 30, 2013			As of December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	3	$223	$179	5	$338	$303
Commercial real estate — non-owner occupied	5	842	702	5	885	803
Construction and land development	4	6,620	6,269	4	8,044	4,953
Multi-family	1	184	41	1	184	47
1-4 family	12	1,206	860	13	1,674	1,132
Commercial and industrial	4	1,905	675	7	2,250	931
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	6	806	684	7	865	726
Other	1	2,076	984	1	2,076	1,030
Total	36	$13,862	$10,394	43	$16,316	$9,925

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of June 30, 2013 and December 31, 2012, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of June 30, 2013		As of December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$62	2	$117
Combination of extension and interest rate concession	24	7,989	26	7,121
Commercial and industrial
Extension of term	1	65	3	241
Combination of extension and interest rate concession	3	610	4	689
Consumer and other
Extension of term	2	1,069	2	1,117
Combination of extension and interest rate concession	5	599	6	640
Total	36	$10,394	43	$9,925

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the six months ended June 30, 2013.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Six Months Ended June 30, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$760	$760	$—	$555	$28	$33	$(5)
Non-owner occupied	588	588	—	2,597	162	17	145
Construction and land development	6,049	8,774	—	5,124	83	3	80
Multi-family	41	408	—	44	26	—	26
1-4 family	341	434	—	435	17	34	(17)
Commercial and industrial	699	709	—	1,418	75	114	(39)
Direct financing leases, net	35	34	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	618	619	—	634	19	3	16
Other	984	1,545	—	1,010	53	—	53
Total	10,115	13,871	—	11,823	463	204	259
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$227	$227	$93	$232	$5	$—	$5
Non-owner occupied	114	154	114	141	5	—	5
Construction and land development	452	452	292	456	—	—	—
Multi-family	786	786	43	135	19	—	19
1-4 family	519	519	197	528	12	—	12
Commercial and industrial	37	37	37	38	2	—	2
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	67	67	67	74	3	—	3
Other	—	—	—	—	—	—	—
Total	2,202	2,242	843	1,604	46	—	46
Total:
Commercial real estate:
Owner occupied	$987	$987	$93	$787	$33	$33	$—
Non-owner occupied	702	742	114	2,738	167	17	150
Construction and land development	6,501	9,226	292	5,580	83	3	80
Multi-family	827	1,194	43	179	45	—	45
1-4 family	860	953	197	963	29	34	(5)
Commercial and industrial	736	746	37	1,456	77	114	(37)
Direct financing leases, net	35	34	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	685	686	67	708	22	3	19
Other	984	1,545	—	1,010	53	—	53
Grand total	$12,317	$16,113	$843	$13,427	$509	$204	$305

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$741	$741	$—	$1,482	$142	$2	$140
Non-owner occupied	648	648	—	1,239	222	207	15
Construction and land development	4,946	8,537	—	5,834	246	24	222
Multi-family	47	414	—	313	69	60	9
1-4 family	544	677	—	2,213	151	—	151
Commercial and industrial	2,394	2,404	—	1,987	163	25	138
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	656	657	—	913	55	1	54
Other	1,030	1,620	—	1,150	113	1	112
Total	11,006	15,698	—	15,135	1,161	321	840
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$28	$28	$16	$30	$2	$—	$2
Non-owner occupied	2,582	2,582	829	162	33	—	33
Construction and land development	465	465	174	528	15	—	15
Multi-family	—	—	—	—	—	—	—
1-4 family	614	614	224	637	36	—	36
Commercial and industrial	447	3,137	187	1,350	178	—	178
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	85	85	87	103	7	—	7
Other	—	—	—	—	—	—	—
Total	4,221	6,911	1,517	2,810	271	—	271
Total:
Commercial real estate:
Owner occupied	$769	$769	$16	$1,512	$144	$2	$142
Non-owner occupied	3,230	3,230	829	1,401	255	207	48
Construction and land development	5,411	9,002	174	6,362	261	24	237
Multi-family	47	414	—	313	69	60	9
1-4 family	1,158	1,291	224	2,850	187	—	187
Commercial and industrial	2,841	5,541	187	3,337	341	25	316
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	741	742	87	1,016	62	1	61
Other	1,030	1,620	—	1,150	113	1	112
Grand total	$15,227	$22,609	$1,517	$17,945	$1,432	$321	$1,111

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.8 million and $7.4 million as of June 30, 2013 and December 31, 2012 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $1.1 million of loans, as of each of June 30, 2013 and December 31, 2012, that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
As of June 30, 2013, based on the results of the Corporation’s continuous risk assessment and monitoring process, the Corporation refined its methodology of establishing the general portion of the allowance for loan and lease losses attributable to the historical loss migration by shortening the historical loss period from five years to three years and increasing the historical loss factor applied to Category III loans. Both changes were implemented to more accurately reflect the estimate of incurred losses for the collectively evaluated loans as of the balance sheet date. The impact of the changes was not material individually or in the aggregate.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Six Months Ended June 30, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(641)	(13)	(4)	—	(658)
Recoveries	318	1	2	5	326
Provision	95	103	(42)	(22)	134
Ending balance	$10,465	$4,220	$327	$190	$15,202
Ending balance: individually evaluated for impairment	$739	$37	$67	$—	$843
Ending balance: collectively evaluated for impairment	$9,726	$4,183	$260	$190	$14,359
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$644,686	$272,799	$16,201	$15,252	$948,938
Ending balance: individually evaluated for impairment	$8,342	$736	$1,669	$35	$10,782
Ending balance: collectively evaluated for impairment	$634,809	$272,063	$14,532	$15,217	$936,621
Ending balance: loans acquired with deteriorated credit quality	$1,535	$—	$—	$—	$1,535
Allowance as % of gross loans	1.62%	1.55%	2.02%	1.25%	1.60%

	As of and for the Six Months Ended June 30, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(447)	(1,529)	(94)	—	(2,070)
Recoveries	106	64	14	—	184
Provision	784	1,675	121	(31)	2,549
Ending balance	$9,997	$4,187	$425	$209	$14,818
Ending balance: individually evaluated for impairment	$677	$459	$108	$—	$1,244
Ending balance: collectively evaluated for impairment	$9,320	$3,728	$317	$209	$13,574
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$588,914	$241,130	$17,119	$16,012	$863,175
Ending balance: individually evaluated for impairment	$10,713	$3,227	$2,047	$—	$15,987
Ending balance: collectively evaluated for impairment	$578,201	$237,903	$15,072	$16,012	$847,188
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.70%	1.74%	2.48%	1.31%	1.72%

Note 6 — Deposits
The composition of deposits at June 30, 2013 and December 31, 2012 was as follows. Weighted average balances represent year-to-date averages.

	June 30, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$137,168	$138,230	—%	$161,985	$137,117	—%
Interest-bearing transaction accounts	65,219	54,825	0.20	43,542	34,180	0.28
Money market accounts	428,296	450,281	0.56	443,743	395,259	0.76
Certificates of deposit	60,318	64,563	1.03	68,599	82,430	1.17
Brokered certificates of deposit	451,978	370,429	1.84	374,385	400,695	2.23
Total deposits	$1,142,979	$1,078,328	0.94	$1,092,254	$1,049,681	1.24

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at June 30, 2013 and December 31, 2012 was as follows. Weighted average balances represent year-to-date averages.

	June 30, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$224	0.80%	$—	$237	0.82%
FHLB advances	—	13,046	0.19	469	2,034	1.59
Line of credit	10	10	3.50	10	1,666	4.07
Subordinated notes payable	11,926	11,926	6.96	11,926	37,481	7.02
Junior subordinated notes	10,315	10,315	10.70	10,315	10,315	10.81
	$22,251	$35,521	5.56	$22,720	$51,733	7.46

Short-term borrowings	$10			$479
Long-term borrowings	22,241			22,241
	$22,251			$22,720
As of June 30, 2013, the Corporation was in compliance with its debt covenants under its third party senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. During the three months ended June 30, 2013 and 2012, the Corporation incurred $3,000 and $2,000, respectively, of additional interest expense due to this fee. During the six months ended June 30, 2013 and 2012, the Corporation incurred $7,000 and $5,000 of additional interest expense, respectively. The unused line fee is recorded as a component of interest expense.

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

Level 2 — Level 2 inputs are inputs, other than quoted prices included with Level 1, that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Level 3 inputs are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
June 30, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$15,617	$—	$15,617
Asset backed securities	—	1,491	—	1,491
U.S. Government agency obligations - government-sponsored enterprises	—	17,198	—	17,198
Collateralized mortgage obligations - government issued	—	131,803	—	131,803
Collateralized mortgage obligations - government-sponsored enterprises	—	28,389	—	28,389
Interest rate swaps	—	1,454	—	1,454
Liabilities:
Interest rate swaps	$—	$1,454	$—	$1,454

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$12,033	$—	$12,033
U.S. Government agency obligations - government-sponsored enterprises	—	19,721	—	19,721
Collateralized mortgage obligations - government issued	—	151,645	—	151,645
Collateralized mortgage obligations - government-sponsored enterprises	—	17,197	—	17,197
Interest rate swaps	—	3,069	—	3,069
Liabilities:
Interest rate swaps	$—	$3,069	$—	$3,069

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the six months ended June 30, 2013 or the year ended December 31, 2012 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Six Months Ended June 30, 2013
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	June 30, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,343	$—	$6,403	$1,940	$—
Foreclosed properties	565	—	565	—	(100)

		As of and for the Year Ended December 31, 2012
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,544	$—	$6,770	$1,774	$—
Foreclosed properties	1,574	529	982	63	(600)

Impaired loans that are collateral dependent were written down to their net realizable value of $8.3 million and $8.5 million at June 30, 2013 and December 31, 2012, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 100%. The weighted average range of those unobservable inputs as of the measurement date of June 30, 2013 was 25%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.

Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically a current appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of June 30, 2013, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the six months ended June 30, 2013, $110,000 of outstanding loans were transferred to foreclosed properties. The Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, impairment losses of $100,000 on foreclosed properties were recognized for the six months ended June 30, 2013. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Six Months Ended June 30, 2013	As of and for the Year Ended December 31, 2012
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,574	$2,236
Loans transferred to foreclosed properties, at lower of cost or fair value	110	1,511
Payments to priority lien holders of foreclosed properties	—	367
Proceeds from sale of foreclosed properties	(1,070)	(1,955)
Net gain on sale of foreclosed properties	51	15
Impairment valuation	(100)	(600)
Foreclosed properties at the end of the period	$565	$1,574

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$106,578	$106,586	$95,053	$6,133	$5,400
Securities available-for-sale	194,498	194,498	—	194,498	—
Loans and lease receivables, net	932,713	928,777	—	6,403	922,374
Federal Home Loan Bank stock	1,829	1,829	—	—	1,829
Cash surrender value of life insurance	22,691	22,691	22,691	—	—
Accrued interest receivable	3,534	3,534	3,534	—	—
Interest rate swaps	1,454	1,454	—	1,454	—
Financial liabilities:
Deposits	$1,142,979	$1,146,810	$630,684	$516,126	$—
Federal Home Loan Bank and other borrowings	11,936	11,717	—	11,717	—
Junior subordinated notes	10,315	7,069	—	—	7,069
Interest rate swaps	1,454	1,454	—	1,454	—
Accrued interest payable	1,437	1,437	1,437	—	—
Off balance sheet items:
Standby letters of credit	130	130	—	—	130
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$85,586	$85,595	$74,940	$5,155	$5,500
Securities available-for-sale	200,596	200,596	—	200,596	—
Loans and lease receivables, net	896,560	905,501	—	6,770	898,731
Federal Home Loan Bank stock	1,144	1,144	—	—	1,144
Cash surrender value of life insurance	22,272	22,272	22,272	—	—
Accrued interest receivable	3,217	3,217	3,217	—	—
Interest rate swaps	3,069	3,069	—	3,069	—
Financial liabilities:
Deposits	$1,092,254	$1,102,316	$649,346	$452,970	$—
Federal Home Loan Bank and other borrowings	12,405	13,170	—	13,170	—
Junior subordinated notes	10,315	7,046	—	—	7,046
Interest rate swaps	3,069	3,069	—	3,069	—
Accrued interest payable	1,711	1,711	1,711	—	—
Off balance sheet items:
Standby letters of credit	197	197	—	—	197
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of June 30, 2013 and December 31, 2012, the Corporation held $5.4 million and $5.5 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of June 30, 2013 and December 31, 2012, the Corporation held $6.1 million and $5.1 million, respectively, of brokered certificates of deposits.

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
Loans and Leases: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts that the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Significant unobservable inputs include, but are not limited to, discounts (investor yield premiums) applied to fair value calculations to further determine the exit price value of a portfolio of loans.
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
Interest Rate Swaps: The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
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

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and are not considered in the estimates.
Note 9 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked to market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers, which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considers the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At June 30, 2013, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $58.7 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in August, 2013 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $1.5 million, included in accrued interest receivable and other assets, and as a derivative liability of $581,000, included in accrued interest payable and other liabilities. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of June 30, 2013, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At June 30, 2013, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $58.7 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August, 2013 through February, 2023. Dealer counterparty swaps are subject to master netting agreements and are reported on the Consolidated Balance Sheets as a net derivative liability of $873,000. The value of these swaps was included in accrued interest payable and other liabilities as of June 30, 2013. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $1.5 million and $581,000 gross derivative asset. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2013 and December 31, 2012.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2013	Other assets	$1,454	Other liabilities	$1,454
December 31, 2012	Other assets	$3,069	Other liabilities	$3,069

No derivative instruments held by the Corporation for the six months ended June 30, 2013 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the six months ended June 30, 2013 and 2012 had an insignificant impact to the unaudited consolidated statements of income.

Note 10 — Regulatory Capital
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation has updated its Capital and Liquidity Action Plan, which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of June 30, 2013, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2013 and December 31, 2012, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2013
Total capital
(to risk-weighted assets)
Consolidated	$138,016	13.12%	$84,147	8.00%	N/A	N/A
First Business Bank	118,948	12.63	75,356	8.00	$94,195	10.00%
First Business Bank — Milwaukee	17,072	15.40	8,870	8.00	11,088	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$112,917	10.74%	$42,073	4.00%	N/A	N/A
First Business Bank	107,153	11.38	37,678	4.00	$56,517	6.00%
First Business Bank — Milwaukee	15,682	14.14	4,435	4.00	6,653	6.00
Tier 1 capital
(to average assets)
Consolidated	$112,917	9.17%	$49,239	4.00%	N/A	N/A
First Business Bank	107,153	10.50	40,825	4.00	$51,031	5.00%
First Business Bank — Milwaukee	15,682	6.90	9,087	4.00	11,359	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Overview
The Corporation is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of the operations of the Corporation are conducted through the Banks and certain subsidiaries of FBB. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize a branch network to attract retail clients. Our strategic initiatives include, but are not limited to, improving our asset quality as well as increasing full banking relationships with commercial and industrial clients in order to increase our in-market deposits, enhance our loan and lease portfolio and grow our non-interest income. We intend to add business development officers as appropriate to continue revenue growth and ongoing pre-tax adjusted earnings improvement. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors' businesses in our core Wisconsin area.
Operational Highlights

•	Total assets were $1.276 billion as of June 30, 2013 compared to $1.226 billion as of December 31, 2012.

•
Net income for the three months ended June 30, 2013 was $3.1 million compared to net income of $1.6 million for the three months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $6.4 million compared to net income of $3.8 million for the six months ended June 30, 2012.

•
Diluted earnings per common share for the three months ended June 30, 2013 were $0.80 compared to diluted earnings per common share of $0.60 for the three months ended June 30, 2012. Diluted earnings per common share for the six months ended June 30, 2013 were $1.62 compared to diluted earnings per common share of $1.44 for the six months ended June 30, 2012.

•
Net interest margin decreased by three basis points to 3.46% for the three months ended June 30, 2013 compared to 3.49% for the three months ended June 30, 2012. Net interest margin increased by 18 basis points to 3.50% for the six months ended June 30, 2013 compared to 3.32% for the six months ended June 30, 2012.

•
Top line revenue, the sum of net interest income and non-interest income, increased 7.4% to $12.4 million for the three months ended June 30, 2013 compared to $11.5 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, top line revenue increased 10.1% to $24.5 million as compared to $22.3 million for the six months ended June 30, 2012.

•
Annualized return on average assets and annualized return on average equity were 1.02% and 12.05%, respectively, for the three-month period ended June 30, 2013, compared to 0.54% and 9.16%, respectively, for the same time period in 2012. Annualized return on average assets and annualized return on average equity were 1.04% and 12.42%, respectively, for the six-month period ended June 30, 2013, compared to 0.64% and 11.26%, respectively, for the six- month period ended June 30, 2012.

•	The effective tax rate was 34.6% for the six months ended June 30, 2013 and 2012.

•
Provision for loan and lease losses was $54,000 for the three months ended June 30, 2013 compared to $2.0 million for same time period in the prior year. Provision for loan and lease losses was $134,000 for the six months ended June 30, 2013 compared to $2.5 million for the comparable period of 2012. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.60% at June 30, 2013 and 1.69% at December 31, 2012.

•	Non-performing assets as a percentage of total assets were 0.93% at June 30, 2013 compared to 1.28% at December 31, 2012.

•	Non-accrual loans declined by $2.9 million, or 20.4%, to $11.2 million at June 30, 2013 from $14.1 million at December 31, 2012.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 7.4% and 10.1% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in Thousands)
Net interest income	$10,193	$9,609	6.1%	$20,422	$18,535	10.2%
Non-interest income	2,174	1,904	14.2	4,127	3,754	9.9
Total top line revenue	$12,367	$11,513	7.4	$24,549	$22,289	10.1
Pre-tax Adjusted Earnings
Pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and leases losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. In our judgment, the presentation of Pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility that is associated with costs of credit and other discrete items and facilitates a more streamlined comparison of growth to our benchmark peers. Pre-tax adjusted earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our Pre-tax adjusted earnings metric improved by 11.4% and 15.9% for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in Thousands)
Income before income tax expense	$4,823	$2,336	106.5%	$9,747	$5,776	68.8%
Add back:
Provision for loan and lease losses	54	2,045	(97.4)	134	2,549	(94.7)
Net loss on foreclosed properties	79	67	17.9	49	242	(79.8)
Pre-tax adjusted earnings	$4,956	$4,448	11.4	$9,930	$8,567	15.9

Return on Average Assets and Return on Average Equity
Annualized return on average assets ("ROAA") for the three months ended June 30, 2013 was 1.02% compared to 0.54% for the three months ended June 30, 2012. The increase in annualized ROAA for the three months ended June 30, 2013 as compared to the ROAA for the three months ended June 30, 2012 was primarily due to the improvement in net income. ROAA for the six months ended June 30, 2013 was 1.04% compared to 0.64% for the six months ended June 30, 2012 and also improved primarily due to the improvement in net income. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Annualized return on average equity ("ROAE") for the three months ended June 30, 2013 was 12.05% compared to 9.16% for the three months ended June 30, 2012. The increase in ROAE for this period was primarily the result of increased net income partially offset by the effects of our common stock offering in December 2012. In that offering, we successfully raised $29.1 million through the issuance of 1,265,000 common shares at $23.00 per share. The $27.1 million of net proceeds was used to immediately repay a portion of our outstanding subordinated debt and increased our overall equity levels. ROAE for the six months ended June 30, 2013 was 12.42% compared to 11.26% for the six months ended June 30, 2012. The ROAE for the six-month period of 2013 increased as a result of improved net income which outpaced the increase in our growth in average equity due to the common stock offering. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare for and respond to such changes.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2013 and 2012. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2013			2012
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$636,705	$7,836	4.92%	$572,568	$7,872	5.50%
Commercial and industrial loans(1)	263,099	4,104	6.24	236,864	4,769	8.05
Direct financing leases(1)	14,542	182	5.01	16,163	230	5.69
Consumer and other loans(1)	16,828	161	3.83	17,557	167	3.80
Total loans and leases receivable(1)	931,174	12,283	5.28	843,152	13,038	6.19
Mortgage-related securities(2)	163,099	686	1.68	171,051	807	1.89
Other investment securities(3)	35,698	122	1.37	13,178	46	1.40
Federal Home Loan Bank stock	1,725	1	0.20	1,630	1	0.25
Short-term investments	45,621	50	0.43	71,597	51	0.28
Total interest-earning assets	1,177,317	13,142	4.47	1,100,608	13,943	5.07
Non-interest-earning assets	56,817			55,617
Total assets	$1,234,134			$1,156,225
Interest-bearing liabilities
Transaction accounts	$55,767	27	0.19	$35,727	26	0.29
Money market	441,459	584	0.53	369,690	719	0.78
Certificates of deposit	63,014	161	1.02	85,565	253	1.18
Brokered certificates of deposit	381,479	1,682	1.76	399,628	2,334	2.34
Total interest-bearing deposits	941,719	2,454	1.04	890,610	3,332	1.50
FHLB advances	24,621	9	0.15	477	7	5.87
Other borrowings	12,271	209	6.81	41,959	717	6.84
Junior subordinated notes	10,315	277	10.74	10,315	278	10.78
Total interest-bearing liabilities	988,926	2,949	1.19	943,361	4,334	1.84
Non-interest-bearing demand deposit accounts	133,019			133,144
Other non-interest-bearing liabilities	8,164			11,413
Total liabilities	1,130,109			1,087,918
Stockholders’ equity	104,025			68,307
Total liabilities and stockholders’ equity	$1,234,134			$1,156,225
Net interest income		$10,193			$9,609
Interest rate spread			3.28%			3.23%
Net interest-earning assets	$188,391			$157,247
Net interest margin			3.46%			3.49%
Average interest-earning assets to average interest-bearing liabilities	119.05%			116.67%
Return on average assets	1.02			0.54
Return on average equity	12.05			9.16
Average equity to average assets	8.43			5.91
Non-interest expense to average assets	2.43			2.47

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the six months ended June 30, 2013 and 2012. The average balances are derived from average daily balances.

	For the Six Months Ended June 30,
	2013			2012
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$627,378	$15,848	5.05%	$572,737	$15,907	5.55%
Commercial and industrial loans(1)	257,487	8,193	6.36	234,995	9,044	7.70
Direct financing leases(1)	14,777	375	5.08	16,279	474	5.82
Consumer and other loans(1)	16,770	320	3.82	17,478	339	3.88
Total loans and leases receivable(1)	916,412	24,736	5.40	841,489	25,764	6.12
Mortgage-related securities(2)	164,545	1,386	1.68	168,249	1,619	1.92
Other investment securities(3)	34,606	231	1.34	8,163	64	1.57
Federal Home Loan Bank stock	1,436	2	0.24	1,842	2	0.20
Short-term investments	50,947	106	0.42	96,443	127	0.26
Total interest-earning assets	1,167,946	26,461	4.53	1,116,186	27,576	4.94
Non-interest-earning assets	58,381			56,436
Total assets	$1,226,327			$1,172,622
Interest-bearing liabilities
Transaction accounts	$54,825	55	0.20	$31,544	45	0.29
Money market	450,281	1,255	0.56	380,624	1,650	0.87
Certificates of deposit	64,563	331	1.03	84,388	516	1.22
Brokered certificates of deposit	370,429	3,411	1.84	415,010	4,865	2.34
Total interest-bearing deposits	940,098	5,052	1.07	911,566	7,076	1.55
FHLB advances	13,046	12	0.19	478	15	6.28
Other borrowings	12,160	424	6.97	41,035	1,395	6.80
Junior subordinated notes	10,315	551	10.70	10,315	555	10.76
Total interest-bearing liabilities	975,619	6,039	1.24	963,394	9,041	1.88
Non-interest-bearing demand deposit accounts	138,230			130,893
Other non-interest-bearing liabilities	9,780			11,264
Total liabilities	1,123,629			1,105,551
Stockholders’ equity	102,698			67,071
Total liabilities and stockholders’ equity	$1,226,327			$1,172,622
Net interest income		$20,422			$18,535
Interest rate spread			3.29%			3.06%
Net interest-earning assets	$192,327			$152,792
Net interest margin			3.50%			3.32%
Average interest-earning assets to average interest-bearing liabilities	119.71%			115.86%
Return on average assets	1.04			0.64
Return on average equity	12.42			11.26
Average equity to average assets	8.37			5.72
Non-interest expense to average assets	2.39			2.38

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and six months ended June 30, 2013 compared to the same period of 2012.

	Increase (Decrease) for the Three Months Ended June 30,				Increase (Decrease) for the Six Months Ended June 30,
	2013 Compared to 2012				2013 Compared to 2012
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(825)	$882	$(93)	$(36)	$(1,439)	$1,518	$(138)	$(59)
Commercial and industrial loans	(1,074)	528	(119)	(665)	(1,567)	866	(150)	(851)
Direct financing leases	(28)	(23)	3	(48)	(61)	(44)	6	(99)
Consumer and other loans	1	(7)	—	(6)	(5)	(14)	—	(19)
Total loans and leases receivable	(1,926)	1,380	(209)	(755)	(3,072)	2,326	(282)	(1,028)
Mortgage-related securities	(88)	(38)	5	(121)	(202)	(36)	5	(233)
Other investment securities	(1)	79	(2)	76	(10)	207	(30)	167
FHLB Stock	—	—	—	—	1	—	(1)	—
Short-term investments	27	(19)	(9)	(1)	74	(60)	(35)	(21)
Total net change in income on interest-earning assets	(1,988)	1,402	(215)	(801)	(3,209)	2,437	(343)	(1,115)
Interest-bearing liabilities
Transaction accounts	(9)	15	(5)	1	(13)	33	(10)	10
Money market	(230)	140	(45)	(135)	(589)	302	(108)	(395)
Certificates of deposit	(34)	(67)	9	(92)	(83)	(121)	19	(185)
Brokered certificates of deposit	(572)	(106)	26	(652)	(1,043)	(523)	112	(1,454)
Total deposits	(845)	(18)	(15)	(878)	(1,728)	(309)	13	(2,024)
FHLB advances	(7)	354	(345)	2	(15)	394	(382)	(3)
Other borrowings	(2)	(507)	1	(508)	36	(982)	(25)	(971)
Junior subordinated debentures	—	—	(1)	(1)	—	—	(4)	(4)
Total net change in expense on interest-bearing liabilities	(854)	(171)	(360)	(1,385)	(1,707)	(897)	(398)	(3,002)
Net change in net interest income	$(1,134)	$1,573	$145	$584	$(1,502)	$3,334	$55	$1,887

Net interest income increased by $584,000, or 6.1%, during the three months ended June 30, 2013 compared to the same period in 2012. The increase in net interest income was primarily attributable to favorable rate and volume variances associated with our funding sources. The cost of funds associated with our deposit base continued to decline, specifically in our money market accounts. Further, due to the current low rate environment, newly issued brokered certificates of deposit were issued at substantially lower rates than those being replaced. Additionally, as a result of our equity offering in December 2012, we repaid $27.1 million of subordinated debt. This reduction of long-term debt also contributed to the improved net interest income. The improvement in net interest income due to the lower cost of liabilities was partially offset by net unfavorable variances in interest income from our loan and lease portfolio. Even though short-term interest rates have remained relatively stable over the comparative periods, competition remains strong for high quality loans and leases, and has led to a reduction in yields on new loans and leases.
The yield on average earning assets for the three months ended June 30, 2013 was 4.47% compared to 5.07% for the three months ended June 30, 2012. The decline in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.28% for the three months ended June 30, 2013 compared to 6.19% for the three months ended June 30, 2012. A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity they were renewed at current market rates, which were generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio declined. The marketplace for commercial and industrial loans also continues to be subject to competitive pressures, contributing to the decline in yield on this portfolio. The yield on commercial and industrial loans is further influenced by irregular prepayment activity and any prepayment fees collected in lieu of interest. We have been successful in growing each of these portfolios such that the increase in volume has kept interest income associated with the loan and lease portfolio from significantly declining despite the lower average yields.
In addition, the yields on the securities portfolio continue to decline. The yield on mortgage-related securities was 1.68% for the three months ended June 30, 2013 compared to 1.89% for the three months ended June 30, 2012. We primarily invest in collateralized mortgage obligations with structured cash flow payments that result in an average life of the security of approximately three years. The cash flows generated from these expected structured cash flow payments were reinvested in additional collateralized mortgage obligations at current market yields. Given the continued low rate environment, the reinvestment yields on these new purchases were generally lower than the original yield earned and therefore the yield on this portfolio declined. Throughout the latter part of 2012 and continuing into 2013, we have utilized a portion of excess cash to investment in other investment securities such as agency and callable agency securities with relatively short maturities. This allowed for increased yield opportunity while maintaining our on-balance-sheet liquidity. The average balance for the investment securities portfolio was $35.7 million with a yield of 1.37% for the three months ended June 30, 2013 as compared to $13.2 million with a yield of 1.40% for the three months ended June 30, 2012.
Over the last several quarters, we have been successful in reducing the average balance of excess cash that was previously held in our Federal Reserve Bank account. Excess cash was utilized to fund loan and lease growth, invest in agency and other investment securities, and used to repay maturing brokered certificates of deposits. The average balance of the short-term investment portfolio was $45.6 million with a yield of 0.43% for the three months ended June 30, 2013 as compared to the $71.6 million with a yield of 0.28% for the three months ended June 30, 2012. As we continue to use this excess cash, we will defer to other strategies to fund asset growth. Other strategies may include temporary use of FHLB short-term advances and orderly issuance of long-term brokered certificates of deposit designed to mitigate interest rate risk as we provide fixed rate loan alternatives to our clients. The improvement in yield in our short-term investments was related to the purchase of commercial paper and brokered certificates of deposits from other issuers with yields in excess of the target fed funds rate.
The overall weighted average rate paid on interest-bearing liabilities was 1.19% for the three months ended June 30, 2013, a decrease of 65 basis points from 1.84% for the three months ended June 30, 2012. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decreasing rate paid on our interest-bearing deposits coupled with a substantially lower average balance of other borrowings, most notably subordinated debt. During December 2012, we completed a common stock offering, the net proceeds of which were used to repay approximately $27.1 million of subordinated debt. As a result, average other borrowings declined $29.7 million, or 70.8%, to $12.3 million for the three months ended June 30, 2013 from $42.0 million for the three months ended June 30, 2012. Total FHLB advances increased by $24.1 million to $24.6 million for the three months ended June 30, 2013 compared to $477,000 for the three months ended June 30, 2012. This increase was caused by the utilization of short-term FHLB advances as a short-term funding strategy to fund asset growth, specifically loan and lease growth, while we accumulated brokered certificates of deposit in an orderly manner. The FHLB advances short-term funding strategy included advances with terms ranging from one week to one month which were repaid at maturity with funds obtained from issuing brokered certificates of deposit. The short-term advances had interest rates between 0.14% and 0.17% and provided cost effective temporary funding. We expect to continue to use this strategy for the near term.
The weighted average rate paid on our interest-bearing deposits was 1.04% for the three months ended June 30, 2013, a decrease of 46 basis points from 1.50% for the three months ended June 30, 2012. The continued low interest rate environment has allowed us to lower the overall rate paid on our in-market deposits. We have been successful in attracting in-market deposit relationships, specifically money market deposits, which has provided us the opportunity to slightly reduce our dependency on brokered certificates of deposit. The average balance of brokered certificates of deposit decreased by $18.1 million to $381.5 million from $399.6 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. As we have utilized a significant portion of our excess cash, we continue to issue brokered certificates of deposit to help fund loan growth and specifically gather deposits with maturity terms in order to mitigate our interest rate risk. Due to actual funding activity late in the quarter ended June 30, 2013, we expect the average balance of brokered certificates of deposit to increase, but we remain committed to limiting our reliance on this source of funding as we continue to seek additional in-market deposit relationships.
Net interest margin decreased three basis points to 3.46% for the three months ended June 30, 2013 compared to 3.49% for the three months ended June 30, 2012. Collectively, reducing our overall cost of funds by way of changing the mix of our deposit base positively affected our net interest margin by approximately 38 basis points. In addition, repaying a portion of our subordinated debt and the use of FHLB short-term advances for temporary funding needs positively affected our net interest margin by approximately 20 basis points. The positive items noted in net interest margin were offset by a negative impact of 57 basis point reduction in net interest margin due to the net decline of interest income on our loan and lease portfolio and a four basis point impact relating to the reinvestment of our cash flows from our mortgage-related securities portfolio at lower current market rates.
Net interest income increased by $1.9 million, or 10.2%, during the six months ended June 30, 2013 compared to the same period in 2012. The increase in net interest income during the six-month period was primarily attributable to favorable rate and volume variances from lower cost and lower average balance of brokered certificates of deposit and lower cost money market deposits, partially offset by an overall unfavorable variance affiliated with the decline in interest income on the loan and lease portfolio. The yield on average earning assets for the six months ended June 30, 2013 was 4.53% compared to 4.94% for the six months ended June 30, 2012. The decline in the yield on average earning assets was related to the overall decline in the yield on the loan and lease portfolio which declined 72 basis points to 5.40% for the six months ended June 30, 2013 from 6.12% for the six months ended June 30, 2012. The changes in the yield on average earning assets were generally for the same reasons as explained for the second quarter.
The overall weighted average rate paid on interest-bearing liabilities was 1.24% for the six months ended June 30, 2013, a decrease of 64 basis points from 1.88% for the six months ended June 30, 2012. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of certain maturing certificates of deposit, principally brokered certificates of deposit, at lower current market rates coupled with a lower rate paid on our money market accounts. The continued low rate environment combined with the maturity structure of our brokered certificates of deposit provided us the opportunity to be able to manage our liability structure in both maturity terms and rate to deliver an enhanced net interest margin for the first six months of 2013 relative to 2012. Applying the net proceeds of our December 2012 common stock offering to repay approximately $27.1 million of our subordinated debt caused our average balance of other borrowings to decline by $28.9 million, or 70.4%, to $12.2 million for the six months ended June 30, 2013 from $41.0 million for the six months ended June 30, 2012.
Net interest margin increased approximately 18 basis points to 3.50% for the six months ended June 30, 2013 compared to 3.32% for the six months ended June 30, 2012. Reducing our overall cost of funds by way of changing the mix of our deposit base positively affected our net interest margin by approximately 40 basis points. In addition, repaying a portion of our subordinated debt and the temporary use of FHLB short-term advances positively affected our net interest margin by approximately 19 basis points. The positive items noted in net interest margin were partially offset by a 38 basis point reduction in net interest margin due to the net decline of interest income on our loan and lease portfolio among other factors.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $54,000 and $2.0 million for the three months ended June 30, 2013 and 2012, respectively. The provision for loan and lease losses totaled $134,000 and $2.5 million for the six months ended June 30, 2013 and 2012, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the three and six months ended June 30, 2013 and 2012, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Components of the provision for loan and lease losses:
Establishment/modification of specific reserves on impaired loans, net	$(77)	$557	$(61)	$1,235
Decrease in allowance for loan and lease loss reserve due to subjective factor changes	(569)	—	(619)	—
Charge-offs in excess of specific reserves	34	1,056	45	1,190
Recoveries	(288)	(128)	(326)	(184)
Change in inherent risk of the loan and lease portfolio	954	560	1,095	308
Total provision for loan and lease losses	$54	$2,045	$134	$2,549

The establishment/modification of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses reserves due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon the level and trend of certain criteria such as delinquencies, volume and average loan size, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in credit granting functions, and changes in underwriting standards. As our asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan loss. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.
Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, increase in cash surrender value of bank-owned life insurance, credit, merchant and debit card fees and loan fees increased $270,000, or 14.2%, to $2.2 million for the three months ended June 30, 2013 from $1.9 million for the three months ended June 30, 2012. The increase was primarily due to an increase in trust and investment services fee income and the cash surrender value of bank-owned life insurance, partially offset by a decrease in credit, merchant and debit card fees.
Trust and investment services fee income grew by $215,000, or 28.5%, to $970,000 for the three months ended June 30, 2013 from $755,000 for the three months ended June 30, 2012. Trust and investment services fee income is primarily driven by the amount of assets under management and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets. Fee income derived from assets under administration is influenced by the volume of transactions processed for our clients.
At June 30, 2013, we had $676.9 million of trust assets under management compared to $613.5 million at December 31, 2012 and $608.8 million at June 30, 2012. Assets under administration were $175.9 million at June 30, 2013 compared to $170.7 million at December 31, 2012 and $138.4 million at June 30, 2012. The growth in assets under management, as well as assets under administration, was primarily due to improved market values and establishing new client relationships. We expect to continue to increase our assets under management, but we also expect that assets under management and trust and investment services fee income will continue to be affected by market volatility for the foreseeable future.
Increase in cash surrender value of bank-owned life insurance improved $36,000, or 20.5%, to $212,000 for the three months ended June 30, 2013 from $176,000 for the three months ended June 30, 2012. The improvement was directly related to the purchase of additional bank-owned life insurance in December 2012.
Credit, merchant and debit card fees decreased by $30,000, or 46.9%, to $34,000 for the three months ended June 30, 2013 from $64,000 for the three months ended June 30, 2012. The decrease was primarily due to the sale of our credit card portfolio during the third quarter of 2012 which led to less fee income in the 2013 period. As we finalize our deconversion, we expect fees in this category to be insignificant in future periods.
Non-interest income increased $373,000, or 9.9%, to $4.1 million for the six months ended June 30, 2013 from $3.8 million for the six months ended June 30, 2012. The increase was primarily due to an increase in trust and investment services fee income and increase in cash surrender value of bank-owned life insurance, partially offset by a decline in credit, merchant and debit card fees.
Trust and investment services fee income increased by $355,000, or 24.6%, to $1.8 million for the six months ended June 30, 2013 from $1.4 million for the six months ended June 30, 2012. Consistent with the second quarter activity, trust and investment services fee income was primarily driven by the amount of assets under management as market values continue to improve and we add additional client relationships. Assets under management can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets and will therefore influence the level of fee income recognized.

Increase in cash surrender value of bank-owned life insurance increased $73,000, or 21.1%, to $419,000 for the six months ended June 30, 2013 from $346,000 for the six months ended June 30, 2012. The increase was directly related to the purchase of additional bank-owned life insurance in December 2012.

Credit, merchant and debit card fees decreased by $52,000, or 43.7%, to $67,000 for the six months ended June 30, 2013 from $119,000 for the six months ended June 30, 2012. The decrease was primarily due to the sale of our credit card portfolio during the third quarter of 2012 which led to less fee income in the 2013 period. As we finalize the de-conversion of our credit card portfolio, we expect fees in this category to be insignificant in future periods.
Non-interest expense. Non-interest expense increased by $358,000, or 5.0%, to $7.5 million for the three months ended June 30, 2013 from $7.1 million for the comparable period of 2012. The increase in non-interest expense was primarily caused by an increase in compensation expense, data processing expense, marketing expenses, and other non-interest expenses, partially offset by a decline in FDIC insurance expense.
Compensation expense increased by $281,000, or 6.6%, to $4.5 million for the three months ended June 30, 2013 from $4.2 million for the three months ended June 30, 2012. The increase was primarily due to an increased number of full-time equivalent positions filled throughout 2012 in support of strategic initiatives and annual merit increases.
Data processing expense increased by $52,000, or 14.9%, to $402,000 for the three months ended June 30, 2013 from $350,000 for the three months ended June 30, 2012. The increase was primarily related to de-conversion costs associated with the sale of our credit card portfolio as we finalize the transition, coupled with increasing costs from our core service providers.
Marketing expense grew by $73,000, or 26.2%, to $352,000 for the three months ended June 30, 2013 as compared to $279,000 for the three months ended June 30, 2012. The increase was primarily related to an increase in the level of sponsorships in support of our branding efforts and the completion of various marketing campaigns.
Other non-interest expense increased by $306,000, or 43.9%, to $1.0 million for the three months ended June 30, 2013 as compared to $697,000 for the three months ended June 30, 2012. Other non-interest expenses increased primarily as a result of our adjustment to the overall carrying value of our investment in one of our limited partnerships to reflect the allocation of certain of the partnership’s returns to the general partner now that the fund attained certain preferred rates of return. The increase in other non-interest expense due to the carrying value adjustment described above was partially offset by a reduction in the amount of real estate owned expenses. As we continue to dispose of foreclosed properties, we are incurring fewer expenses associated with the holding of these assets.
FDIC insurance expense decreased by $340,000, or 63.8%, to $193,000 for the three months ended June 30, 2013 from $533,000 for the three months ended June 30, 2012. FDIC insurance expense is based upon a formula that incorporates a variety of factors, including but not limited to, average total assets, average tangible equity and the overall risk profile of the institution. A change in any one of these factors during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.
Non-interest expense increased by $704,000, or 5.0%, to $14.7 million for the six months ended June 30, 2013 from $14.0 million for the comparable period of 2012. The increase in non-interest expense was primarily caused by an increase in compensation expense, professional fees, data processing expenses, marketing expenses, and other non-interest expenses and was partially offset primarily by declines in FDIC insurance expense, collateral liquidation costs and losses on foreclosed properties.
Compensation expense increased by $1.0 million, or 12.2%, to $9.2 million for the six months ended June 30, 2013 from $8.2 million for the six months ended June 30, 2012. The increase was due to increased salary expense, which was primarily the result of new positions filled in support of strategic initiatives and annual merit increases. Other increased ancillary compensation costs included additional costs associated with higher health insurance premiums and a larger employee base for which health insurance benefits are provided.
Professional fees increased by $127,000, or 14.4%, to $1.0 million for the six months ended June 30, 2013 from $879,000 for the six months ended June 30, 2012. The increase in professional fees was primarily due to increased audit and tax fees associated with new compliance requirements for 2013 and fees incurred for professional and consulting fees in support of strategic initiatives.
Data processing expenses increased by $137,000, or 20.5%, to $804,000 for the six months ended June 30, 2013 from $667,000 for the six months ended June 30, 2012. The increase in data processing expenses was related to our efforts to invest in upgrading various systems to provide new technology solutions and deconversion costs incurred as we finalize the sale of our credit card portfolio.
Marketing expense increased by $92,000, or 16.9%, to $637,000 for the six months ended June 30, 2013 from $545,000 for the six months ended June 30, 2012. The increase in marketing expenses was related to various media and production expenses to promote business areas of emphasis and new business development talent coupled with an increase in the level of sponsorships in support of our branding efforts.
Other non-interest expense increased by $373,000, or 31.21%, to $1.6 million for the six months ended June 30, 2013 as compared to $1.2 million for the six months ended June 30, 2012. Similar to the discussion surrounding our quarter-to-date results, other non-interest expenses increased primarily as a result of our adjustment to the overall carrying value of our investment in one of our limited partnerships to reflect the allocation of certain of the partnership’s returns to the general partner now that the fund attained certain preferred rates of return. The increase in other non-interest expense due to the carrying value adjustment of our limited partnership as previously described was partially offset by a reduction in the amount of real estate owned expenses. As we continue to dispose of foreclosed properties, we are incurring fewer expenses associated with the holding of these assets.
FDIC insurance expense decreased by $722,000, or 64.5%, to $398,000 for the six months ended June 30, 2013 from $1.1 million for the six months ended June 30, 2012. FDIC insurance expense is based upon a formula that incorporates a variety of factors, including but not limited to, average total assets, average tangible equity and the overall risk profile of the institution. A change in any one of these risk elements during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.
Collateral liquidation costs decreased by $128,000, or 68.4%, to $59,000 for the six months ended June 30, 2013 from $187,000 for the six months ended June 30, 2012. We have been successful in reducing our levels of non-performing loans and therefore incurred a lower level of collateral liquidation costs year over year. In addition, during the first quarter of 2013, we collected certain collateral liquidation costs previously expensed. The amount of collateral liquidation costs recorded in any particular period is influenced by the timing and level of effort required for the liquidation of collateral underlying each individual loan.
Net loss on foreclosed properties decreased by $193,000 to $49,000 for the six months ended June 30, 2013 from $242,000 for the six months ended June 30, 2012. Net loss on foreclosed properties is influenced by the level of sale activity of foreclosed properties and subsequent valuation adjustments. During the six months ended June 30, 2013, we recognized net gains of $51,000 on sales of foreclosed properties and recorded $100,000 of impairment valuation adjustments. During the six months ended June 30, 2012, we recognized net losses of $123,000 on sales of foreclosed properties and recorded $119,000 of impairment valuation adjustments. As we continue to dispose of our foreclosed properties and as real estate values in our primary market areas stabilize comparability between periods will vary.
Income Taxes. Income tax expense was $3.4 million for the six months ended June 30, 2013, with an effective tax rate of 34.6% compared to income tax expense of $2.0 million for the six months ended June 30, 2012, with an effective tax rate of 34.6%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Six Months Ended June 30,
	2013	2012
Statutory federal tax rate	34.4%	34.0%
State taxes, net of federal benefit	4.6	4.8
FIN 48 expense, net of federal benefit	—	0.6
Bank owned life insurance	(1.5)	(2.0)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.4)	(3.3)
Discrete items	0.1	—
Other	0.4	0.5
	34.6%	34.6%
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before taxes and adjusting for discrete items. Typically, the rate is based on the most recent annualized forecast of pre-tax income, book versus tax differences and tax credits, if any. If we conclude that a reliable estimated annual effective tax rate cannot be determined, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.
Financial Condition
General. Our total assets increased by $50.0 million, or 4.1%, to $1.276 billion as of June 30, 2013 compared to $1.226 billion at December 31, 2012. The increase was primarily driven by growth in our loan and lease portfolio which totaled approximately $36.2 million, or 4.0% , to $932.7 million as of June 30, 2013 compared to $896.6 million at December 31, 2012.
Short-term investments. Short-term investments increased by $27.9 million to $91.8 million at June 30, 2013 from $64.0 million at December 31, 2012. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale decreased by $6.1 million to $194.5 million at June 30, 2013 compared to $200.6 million at December 31, 2012. During the six months ended June 30, 2013, we reinvested a portion of the cash flows received from our securities portfolio to support growth in our loan and lease portfolio. In addition, the overall value of our securities portfolio has declined given recent increases in long-term interest rates which negatively affects the value of the bonds we hold. The weighted average life of our securities portfolio, at approximately 3.5 years, will exhibit an element of market price volatility in a changing rate environment that would be experienced to a lesser degree if a shorter duration were maintained. Our available-for-sale securities portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through our asset/liability simulations. We purchase securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold were guaranteed by the GNMA, a U.S. government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on our securities portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities, primarily in Wisconsin.
As we continue to evaluate the level of on-balance-sheet liquidity, we continue to purchase U.S. Government agency obligations, primarily those obligations issued by FHLMC and FNMA. We have structured these purchases to have final maturities within two to four years from the issue date. Certain of the securities contain either quarterly or one-time call features. The maturity structure of our securities portfolio allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to immediately borrow funds from our various funding sources and proactively adjust the portfolio should interest rates rise within the next two to four years. Our management deems these securities to be creditworthy and believes they exhibit appropriate market yields for the risks assumed. We expect to continue to purchase these types of approved securities with appropriate maturity terms when they are available in the market.
During the six months ended June 30, 2013, we recognized unrealized holding losses of $3.0 million through other comprehensive income. Such declines are as a result of increases in longer term interest rates as described above. The majority of the securities we hold have active trading markets, therefore we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the market value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase or the credit quality of the securities decline, the market value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2013. There were no sales of securities during the three and six months ended June 30, 2013 and 2012.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $36.2 million, or 4.0%, to $932.7 million at June 30, 2013 from $896.6 million at December 31, 2012. We principally originate commercial and industrial loans and commercial real estate loans. The overall mix of the loan and lease portfolio at June 30, 2013 remained generally consistent with the mix at December 31, 2012, with a continued concentration in commercial real estate mortgage loans, including owner-occupied commercial real estate loans, at approximately 68% of our total loan and lease portfolio.
We were successful in growing both our commercial real estate and commercial and industrial portfolios. Our commercial real estate portfolio increased by $20.7 million, or 3.3%, to $644.7 million at June 30, 2013 from $624.0 million at December 31, 2012. Our commercial and industrial portfolio increased $16.3 million, or 6.4%, to $272.8 million at June 30, 2013 from $256.5 million at December 31, 2012. We are actively pursuing commercial and industrial loans as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and generates in-market deposit relationships which may also translate into additional fee revenue. Given the measured pace of improvement in economic conditions and what we believe to be an increased source of confidence within our marketplace, there is nascent evidence of increased loan demand. While we continue to experience greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.60% at June 30, 2013, a nine basis point decline from 1.69% as of December 31, 2012. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.18% at June 30, 2013 compared to 1.55% at December 31, 2012. Non-performing loans decreased $2.9 million, or 20.4%, to $11.2 million at June 30, 2013 compared to $14.1 million at December 31, 2012. We have experienced consistent improvement in our various asset quality ratios for several quarters. Given the improvements in asset quality, declining levels of specific reserves required, declining level of charge-offs and ultimately a lower three-year average of historical losses, management is comfortable with a lower level of allowance for loan loss reserves as a percentage of total loans and leases. We continue to aggressively work through our problem loans and leases and are experiencing success in certain exit strategies. Further reductions in the level of the allowance for loan and lease losses as percentage of total loans and leases will be considered if improving asset quality trends continue.
During the six months ended June 30, 2013, we recorded net charge-offs on impaired loans and leases of approximately $332,000, comprised of $658,000 of charge-offs and $326,000 of recoveries. During the six months ended June 30, 2012, we recorded net charge-offs on impaired loans and leases of approximately $1.9 million, comprised of $2.1 million of charge-offs and $184,000 of recoveries. Based upon our observations in our primary market areas, commercial real estate values appear to be stabilizing, which significantly reduced our level of required charge-offs as collateral dependent loans are reflected at their net realizable values. Nevertheless, we may continue to experience some level of charge-offs as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Charge-offs in 2012 were primarily due to losses incurred through liquidation efforts on one commercial and industrial client and to a lesser extent declines in real estate values. Based upon our internal methodology which actively monitors the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $15.2 million, or 1.60% of total loans and leases, was appropriate as of June 30, 2013. Refer to the Asset Quality section for more information.
Deposits. As of June 30, 2013, deposits increased by $50.7 million to $1.143 billion from $1.092 billion at December 31, 2012. The increase in deposits is primarily due to an increase in brokered certificates of deposit, which increased by $77.6 million to $452.0 million at June 30, 2013 from $374.4 million at December 31, 2012, partially off-set by a decline in the level of in-market deposits of $26.9 million at June 30, 2013 from $717.9 million at December 31, 2012.
Our strategic efforts continue to focus on adding in-market relationships and related deposits and reducing our overall dependency on brokered certificates of deposit. The Banks’ liquidity policies limit the amount of brokered certificates of deposit to 75% of total deposits, with an operating goal of 50% or less of brokered certificates of deposit to total deposits. We will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering or balance fluctuations in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process and support asset growth initiatives while taking into consideration our operating goals and desired level of dependence on brokered certificates of deposit. Despite the decline in the level of ending balances of in-market deposits, our number of relationships remain stable. Deposit ending balances associated with those in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash and our ability to service and maintain the client relationship.
We measure the success of in-market deposit gathering efforts based on the number of and the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $707.9 million, or 65.6%, were considered in-market deposits for the six months ended June 30, 2013. This compares to in-market deposits of $627.4 million, or 60.2%, for the year-to-date average at June 30, 2012. Refer to Note 6 - Deposits in our unaudited consolidated financial statements for additional information regarding our deposit composition.
Deposits continue to be the primary source of the Banks’ fundings for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors and the interest rates charged on other sources of funds, among other factors. With two separately chartered financial institutions within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank.
FHLB Advances and Other Borrowings. As of June 30, 2013, FHLB advances and other borrowings decreased by $469,000, or 3.8%, to $11.9 million from $12.4 million at December 31, 2012. The primary reason for the decrease in borrowings was due to the final maturity of a long-term advance from the FHLB. On a year-to-date average balance basis, total FHLB advances increased by $12.6 million to $13.0 million for the six months ending June 30, 2013 compared to $478,000 for the six months ended June 30, 2012. This increase is caused by the utilization of FHLB short-term advances as a temporary funding strategy to fund asset growth, specifically loan and lease growth, while we accumulated brokered certificates of deposit in an orderly manner. The FHLB advance short-term funding strategy included advances with terms ranging from one week to one month which were repaid at maturity with funds obtained from the brokered certificates of deposit. The short-term advances had interest rates between 0.14% and 0.17% and provided cost effective temporary funding.

Asset Quality
Non-performing Assets. Our non-accrual loans and leases consisted of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$987	$769
Commercial real estate - non-owner occupied	354	2,871
Construction and land development	6,049	4,946
Multi-family	827	46
1-4 family	712	1,006
Total non-accrual commercial real estate	8,929	9,638
Commercial and industrial	736	2,842
Direct financing leases, net	34	—
Consumer and other:
Home equity and second mortgages	558	612
Other	984	1,030
Total non-accrual consumer and other loans	1,542	1,642
Total non-accrual loans and leases	11,241	14,122
Foreclosed properties, net	565	1,574
Total non-performing assets	$11,806	$15,696
Performing troubled debt restructurings	$1,076	$1,105
Total non-accrual loans and leases to gross loans and leases	1.18%	1.55%
Total non-performing assets to total loans and leases plus other real estate owned	1.24	1.72
Total non-performing assets to total assets	0.93	1.28
Allowance for loan and lease losses to gross loans and leases	1.60	1.69
Allowance for loan and lease losses to non-accrual loans and leases	135.24	109.05
As of June 30, 2013 and December 31, 2012, $9.3 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively.
A summary of our non-accrual loan and lease activity from December 31, 2012 through June 30, 2013 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$14,122
Loans and leases transferred to non-accrual status	2,879
Non-accrual loans and leases returned to accrual status	(164)
Non-accrual loans and leases transferred to foreclosed properties	(110)
Non-accrual loans and leases partially or fully charged-off	(658)
Cash received and applied to principal of non-accrual loans and leases	(4,828)
Non-accrual loans and leases as of the end of the period	$11,241

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of June 30, 2013, non-performing assets as a percentage of total assets declined to 0.93% from 1.28% at December 31, 2012. The exit strategies undertaken, including but not limited to foreclosure and other collection actions, charge-offs, and pay-offs, outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases as well as an overall reduction in our non-performing assets to total loans and leases and foreclosed properties. Total non-performing assets to total loans and leases and foreclosed properties as of June 30, 2013 and December 31, 2012 were 1.24% and 1.72%, respectively. We believe the decline in this ratio provides insight as to our success in working problem assets through the entire process and mitigating further losses.

We also monitor early stage delinquencies to provide insight into potential future problems. As of June 30, 2013, the payment performance did not point to any new areas of concern, as approximately 100% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 - Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of our unaudited consolidated financial statements. We are seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings and therefore, we expect to continue to experience additions to non-accrual loans. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. As we continue to have these discussions, we expect we will continue to see further reductions in our overall non-accrual portfolio as our clients’ financial performance returns to profitable levels, collateral is liquidated to provide sufficient reductions in outstanding principal, or clients establish different banking relationships with other institutions.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality continues to improve, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. As of June 30, 2013 and December 31, 2012, our allowance for loan and lease losses to total non-accrual loans and leases was 135.24% and 109.05%, respectively. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2013.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,	As of and for the Six Months Ended June 30,	As of and for the Year Ended December 31,
	2013	2012	2012
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$10,115	$11,512	$11,006
Impaired loans and leases with impairment reserves required	2,202	4,475	4,221
Total impaired loans and leases	12,317	15,987	15,227
Less:
Impairment reserve (included in allowance for loan and lease losses)	843	1,244	1,517
Net impaired loans and leases	$11,474	$14,743	$13,710
Average impaired loans and leases	$13,427	$19,783	$17,945
Foregone interest income attributable to impaired loans and leases	$509	$797	$1,432
Less: Interest income recognized on impaired loans and leases	204	266	321
Net foregone interest income on impaired loans and leases	$305	$531	$1,111

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. We record the charge-off through our allowance for loan and lease losses. For the six months ended June 30, 2013, we recorded net charge-offs of $332,000 compared to recording net charge-offs for the six months ended June 30, 2012 of $1.9 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe our allowance for loan and lease loss reserve was recorded at the appropriate level at June 30, 2013. However, given ongoing complexities with current workout situations, the measured pace of improvement in economic conditions and continued declines in certain collateral values, further charge-offs and increased provisions for loan losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Allowance at beginning of period	$15,507	$14,451	$15,400	$14,155
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	(113)	—	(113)
Commercial real estate — non owner occupied	(599)	—	(599)	—
Construction and land development	(8)	—	(8)	(34)
Multi-family	—	(31)	—	(130)
1-4 family	(26)	(80)	(34)	(170)
Commercial and industrial	(14)	(1,523)	(14)	(1,529)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	(59)	—	(67)
Other	—	—	(4)	(27)
Total charge-offs	(647)	(1,806)	(659)	(2,070)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	1	—	1
Commercial real estate — non owner occupied	31	—	60	—
Construction and land development	253	99	254	99
Multi-family	—	—	—	—
1-4 family	2	1	5	6
Commercial and industrial	—	22	1	64
Direct financing leases	—	—	5	—
Consumer and other
Home equity and second mortgages	1	5	2	6
Other	—	—	—	8
Total recoveries	287	128	327	184
Net charge-offs	(359)	(1,678)	(332)	(1,886)
Provision for loan and lease losses	54	2,045	134	2,549
Allowance at end of period	$15,202	$14,818	$15,202	$14,818
Annualized net charge-offs as a % of average gross loans and leases	0.15%	0.80%	0.07%	0.45%

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2012	$1,574
Loans transferred to foreclosed properties	110
Payments to priority lien holders of foreclosed properties	—
Proceeds from sale of foreclosed properties	(1,070)
Net gain on sale of foreclosed properties	51
Impairment valuation	(100)
Foreclosed properties as of June 30, 2013	$565

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2013 were the interest payments due on subordinated and junior subordinated notes. In April 2013, FBB declared a dividend in the amount of $2.0 million to the Corporation bringing 2013 year-to-date dividends to a total of $4.0 million. During 2012, FBB declared and paid dividends totaling $6.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of June 30, 2013 and December 31, 2012, our immediate on-balance-sheet liquidity was $306.6 million and $260.4 million, respectively. At June 30, 2013 and December 31, 2012, the Banks had $79.1 million and $53.1 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $452.0 million of outstanding brokered deposits at June 30, 2013, compared to $374.4 million of brokered deposits as of December 31, 2012, which represented 39.5% and 34.3%, respectively, of the ending balance of total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered certificates of deposit are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate brokered deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of 1 week to 1 month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter-time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of June 30, 2013 and December 31, 2012.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the six-month period ended June 30, 2013. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the Federal Reserve Bank and borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2013, the available liquidity was in excess of the stated minimum and was equal to approximately 29 months of maturities. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Contractual Obligations and Off-Balance-Sheet Arrangements
There were no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
We use two techniques to measure interest rate risk. The first is simulation of earnings in which the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented and modeled under different rate scenarios. The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization and ability to utilize such instruments should they be appropriate to manage interest rate exposure.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2013 has not changed materially since December 31, 2012.

Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2013.
There was no substantial change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	—	$—	—	$—
May 1, 2013 - May 31, 2013	411	$29.67	—	—
June 1, 2013 - June 30, 2013	—	$—	—	—
Total	411		—	—

(1)	The shares in this column represent: 411 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
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

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 26, 2013	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 26, 2013	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Unaudited Consolidated Financial Statements*+

*
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