Form 10-Q
period 2013-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2013-10-25
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 17, 2013 was 3,939,010 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$22,662	$21,626
Short-term investments	73,452	63,960
Cash and cash equivalents	96,114	85,586
Securities available-for-sale, at fair value	186,242	200,596
Loans and leases receivable, net of allowance for loan and lease losses of $15,185 and $15,400, respectively	941,160	896,560
Leasehold improvements and equipment, net	1,182	968
Foreclosed properties	595	1,574
Cash surrender value of bank-owned life insurance	22,906	22,272
Investment in Federal Home Loan Bank stock, at cost	1,255	1,144
Accrued interest receivable and other assets	15,485	17,408
Total assets	$1,264,939	$1,226,108
Liabilities and Stockholders’ Equity
Deposits	$1,128,331	$1,092,254
Federal Home Loan Bank and other borrowings	11,936	12,405
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	8,258	11,595
Total liabilities	1,158,840	1,126,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,088,100 and 4,011,370 shares issued, 3,938,423 and 3,916,667 shares outstanding at September 30, 2013 and December 31, 2012, respectively	41	40
Additional paid-in capital	55,228	53,504
Retained earnings	53,936	45,599
Accumulated other comprehensive income	29	2,183
Treasury stock (149,677 and 94,703 shares at September 30, 2013 and December 31, 2012, respectively), at cost	(3,135)	(1,787)
Total stockholders’ equity	106,099	99,539
Total liabilities and stockholders’ equity	$1,264,939	$1,226,108

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$12,669	$13,095	$37,405	$38,859
Securities income	841	890	2,460	2,575
Short-term investments	76	47	182	174
Total interest income	13,586	14,032	40,047	41,608
Interest expense:
Deposits	2,398	3,102	7,450	10,178
Notes payable and other borrowings	209	735	645	2,145
Junior subordinated notes	280	280	831	835
Total interest expense	2,887	4,117	8,926	13,158
Net interest income	10,699	9,915	31,121	28,450
Provision for loan and lease losses	109	850	243	3,399
Net interest income after provision for loan and lease losses	10,590	9,065	30,878	25,051
Non-interest income:
Trust and investment services fee income	976	736	2,773	2,178
Service charges on deposits	549	532	1,576	1,504
Loan fees	296	502	986	1,245
Increase in cash surrender value of bank-owned life insurance	215	178	634	524
Credit, merchant and debit card fees	31	50	98	169
Other	57	251	184	383
Total non-interest income	2,124	2,249	6,251	6,003
Non-interest expense:
Compensation	4,586	4,224	13,819	12,455
Occupancy	314	294	954	958
Professional fees	500	400	1,506	1,279
Data processing	349	326	1,153	993
Marketing	344	300	981	845
Equipment	127	141	401	375
FDIC insurance	169	426	567	1,546
Collateral liquidation costs	108	264	167	451
Net (gain) loss on foreclosed properties	(48)	(14)	1	228
Other	698	890	2,266	2,085
Total non-interest expense	7,147	7,251	21,815	21,215
Income before income tax expense	5,567	4,063	15,314	9,839
Income tax expense	1,958	1,441	5,328	3,442
Net income	$3,609	$2,622	$9,986	$6,397
Earnings per common share:
Basic	$0.92	$0.99	$2.55	$2.43
Diluted	0.91	0.99	2.54	2.43
Dividends declared per share	0.14	0.07	0.42	0.21

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)

Net income	$3,609	$2,622	$9,986	$6,397
Other comprehensive (loss) income, before tax
Unrealized securities (losses) gains arising during the period	(477)	419	(3,488)	227
Income tax benefit (expense)	185	(160)	1,334	(86)
Comprehensive income	$3,317	$2,881	$7,832	$6,538

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	2,625,569	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	—	6,397	—	—	6,397
Other comprehensive income	—	—	—	—	141	—	141
Share-based compensation - restricted shares	30,765	—	403	—	—	—	403
Share-based compensation - tax benefits	—	—	48	—	—	—	48
Cash dividends ($0.21 per share)	—	—	—	(555)	—	—	(555)
Treasury stock purchased	(4,390)	—	—	—	—	(99)	(99)
Treasury stock re-issued	4,158	—	(77)	—	—	77	—
Balance at September 30, 2012	2,656,102	$27	$26,217	$43,343	$2,632	$(1,670)	$70,549

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	9,986	—	—	9,986
Other comprehensive loss	—	—	—	—	(2,154)	—	(2,154)
Exercise of stock options	51,700	1	1,137	—	—	—	1,138
Share-based compensation - restricted shares	25,030	—	464	—	—	—	464
Share-based compensation - tax benefits	—	—	123	—	—	—	123
Cash dividends ($0.42 per share)	—	—	—	(1,649)	—	—	(1,649)
Treasury stock purchased	(54,974)	—	—	—	—	(1,348)	(1,348)
Balance at September 30, 2013	3,938,423	$41	$55,228	$53,936	$29	$(3,135)	$106,099

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Operating activities
Net income	$9,986	$6,397
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	552	(257)
Provision for loan and lease losses	243	3,399
Depreciation, amortization and accretion, net	1,858	2,315
Share-based compensation	464	403
Increase in cash surrender value of bank-owned life insurance	(634)	(524)
Origination of loans for sale	—	(1,548)
Sale of loans originated for sale	—	1,695
Gain on sale of loans originated for sale	—	(147)
Net loss on foreclosed properties, including impairment valuation	1	228
Excess tax benefit from share-based compensation	(123)	(48)
Decrease in accrued interest receivable and other assets	2,465	793
Decrease in accrued interest payable and other liabilities	(3,489)	(323)
Net cash provided by operating activities	11,323	12,383
Investing activities
Proceeds from maturities of available-for-sale securities	52,266	41,497
Purchases of available-for-sale securities	(42,956)	(75,742)
Proceeds from sale of foreclosed properties	1,573	1,486
Payments to priority lien holders of foreclosed properties	—	(268)
Net increase in loans and leases	(45,438)	(31,595)
Investment in limited partnerships	(500)	—
Distributions from limited partnerships	672	557
Investment in FHLB Stock	(1,185)	—
Proceeds from sale of FHLB Stock	1,074	1,223
Purchases of leasehold improvements and equipment, net	(450)	(441)
Proceeds from surrender of bank owned life insurance policies	—	116
Net cash used in investing activities	(34,944)	(63,167)
Financing activities
Net increase in deposits	36,077	9,946
Repayment of FHLB advances	(469)	(10)
Net decrease in short-term borrowed funds	—	(800)
Proceeds from issuance of subordinated notes payable	—	6,215
Repayment of subordinated notes payable	—	(6,215)
Excess tax benefit from share-based compensation	123	48
Cash dividends paid	(1,371)	(552)
Exercise of stock options	1,137	—
Purchase of treasury stock	(1,348)	(99)
Net cash provided by financing activities	34,149	8,533
Net increase (decrease) in cash and cash equivalents	10,528	(42,251)
Cash and cash equivalents at the beginning of the period	85,586	130,093
Cash and cash equivalents at the end of the period	$96,114	$87,842
Supplementary cash flow information
Interest paid on deposits and borrowings	$8,854	$13,149
Income taxes paid	5,775	3,874
Transfer to foreclosed properties	595	1,397
Reissuance of treasury stock	—	77
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB and FBB – Milwaukee are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”) and FBB Real Estate, LLC (“FBBRE”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the three- and nine-month period ended September 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2013. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Corporation’s disclosures of the components of accumulated other comprehensive income are disclosed in its Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2013, there were no items requiring reclassification out of accumulated other comprehensive income. The new guidance became effective for all interim and annual periods beginning January 1, 2013 and is to be applied prospectively. Since this ASU addresses financial statement disclosures only, the adoption of this guidance effective January 1, 2013 did not have an impact on the Corporation’s consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force).” This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to US Treasuries (UST) and London Interbank Offered Rate (LIBOR). The amendment also removes the restriction on using different benchmark rates for similar hedges. The amendment applies to all entities that elect to apply hedge accounting of the benchmark interest rate. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on our after July 17, 2013. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Corporation is in the process of evaluating the impact of this standard to its existing disclosures and currently does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

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
In December 2012, the Corporation successfully completed a capital-raising transaction through the issuance of 1,265,000 shares of common stock at a price of $23.00. This stock issuance impacted the Corporation’s earnings per share by increasing the number of shares outstanding.
For the three-month periods ended September 30, 2013 and 2012, average anti-dilutive employee share-based awards totaled 0 and 54,000, respectively. For the nine-month periods ended September 30, 2013 and 2012, average anti-dilutive employee share-based awards totaled 366 and 120,502, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$3,609	$2,622	$9,986	$6,397
Less: earnings allocated to participating securities	89	101	242	239
Basic earnings allocated to common shareholders	$3,520	$2,521	$9,744	$6,158

Weighted-average common shares outstanding, excluding participating securities	3,831,227	2,539,507	3,826,809	2,533,436

Basic earnings per common share	$0.92	$0.99	$2.55	$2.43

Diluted earnings per common share
Earnings allocated to common shareholders	$3,520	$2,521	$9,744	$6,158
Reallocation of undistributed earnings	—	—	1	—
Diluted earnings allocated to common shareholders	$3,520	$2,521	$9,745	$6,158

Weighted-average common shares outstanding, excluding participating securities	3,831,227	2,539,507	3,826,809	2,533,436
Dilutive effect of share-based awards	18,335	4,978	13,062	1,752
Weighted-average diluted common shares outstanding, excluding participating securities	3,849,562	2,544,485	3,839,871	2,535,188

Diluted earnings per common share	$0.91	$0.99	$2.54	$2.43

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2013, 195,878 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.

Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or cancelled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, all Stock Options granted and not previously forfeited have vested.
Stock Option activity for the year ended December 31, 2012 and nine months ended September 30, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	125,034	$22.43	1.75
Granted	—	—
Exercised	(1,000)	22.00
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2012	124,034	$22.43	0.75
Exercisable at December 31, 2012	124,034	$22.43	0.75

Outstanding as of December 31, 2012	124,034	$22.43	0.75
Granted	—	—
Exercised	(51,700)	22.00
Expired	(3,350)	22.00
Forfeited	—	—
Outstanding at September 30, 2013	68,984	$22.77	0.93
Exercisable at September 30, 2013	68,984	$22.77	0.93
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

Restricted share activity for the year ended December 31, 2012 and the nine months ended September 30, 2013 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2011	95,868	$15.15
Granted	37,123	23.03
Vested	(35,905)	15.06
Forfeited	(2,580)	18.32
Nonvested balance as of December 31, 2012	94,506	18.19
Granted	25,030	33.00
Vested	(17,961)	19.42
Forfeited	—	—
Nonvested balance as of September 30, 2013	101,575	$21.62

As of September 30, 2013, $1.9 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over approximately 2.9 years. As of September 30, 2013, all restricted shares that vested were delivered. For the nine months ended September 30, 2013 and 2012, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income totaled $464,000 and $403,000, respectively.

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of September 30, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$16,389	$11	$(200)	$16,200
Municipal obligations	16,221	28	(702)	15,547
Asset-backed securities	1,518	—	(25)	1,493
Collateralized mortgage obligations - government issued	117,450	2,516	(861)	119,105
Collateralized mortgage obligations - government-sponsored enterprises	34,617	102	(822)	33,897
	$186,195	$2,657	$(2,610)	$186,242

	As of December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$19,667	$62	$(8)	$19,721
Municipal obligations	11,897	179	(43)	12,033
Collateralized mortgage obligations - government issued	148,369	3,344	(68)	151,645
Collateralized mortgage obligations - government-sponsored enterprises	17,128	88	(19)	17,197
	$197,061	$3,673	$(138)	$200,596

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are tax-exempt general obligation bonds. There were no sales of securities available-for-sale for the three and nine months ended September 30, 2013 and 2012.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due in one year through five years	13,287	13,178
Due in five through ten years	39,106	39,206
Due in over ten years	133,802	133,858
	$186,195	$186,242

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012, the Corporation had 119 securities and 30 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2013, the Corporation held three securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the nine months ended September 30, 2013 and 2012.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$10,556	$200	$—	$—	$10,556	$200
Municipal obligations	13,045	702	—	—	13,045	702
Asset-backed securities	1,493	25	—	—	1,493	25
Collateralized mortgage obligations - government issued	30,540	764	4,100	97	34,640	861
Collateralized mortgage obligations - government-sponsored enterprises	20,273	822	—	—	20,273	822
	$75,907	$2,513	$4,100	$97	$80,007	$2,610

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$2,992	$8	$—	$—	$2,992	$8
Municipal obligations	$3,450	$43	$—	$—	$3,450	$43
Collateralized mortgage obligations - government issued	$12,990	$68	$—	$—	$12,990	$68
Collateralized mortgage obligations - government-sponsored enterprises	5,075	19	—	—	5,075	19
	$24,507	$138	$—	$—	$24,507	$138

At September 30, 2013 and December 31, 2012, securities with a fair value of $43.5 million and $23.1 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2013	December 31, 2012
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$139,312	$144,988
Commercial real estate — non-owner occupied	335,756	323,660
Construction and land development	73,799	64,966
Multi-family	61,741	58,454
1-4 family	30,741	31,943
Total commercial real estate	641,349	624,011
Commercial and industrial	276,094	256,458
Direct financing leases, net	24,359	15,926
Consumer and other
Home equity and second mortgages	3,746	4,642
Other	11,850	11,671
Total consumer and other	15,596	16,313
Total gross loans and leases receivable	957,398	912,708
Less:
Allowance for loan and lease losses	15,185	15,400
Deferred loan fees	1,053	748
Loans and leases receivable, net	$941,160	$896,560

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended September 30, 2013 and 2012 was $16.0 million and $20.1 million, respectively. For the nine months ended September 30, 2013 and 2012, $29.8 million and $54.8 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore $16.0 million and $29.8 million for the three and nine months ended September 30, 2013, respectively, and $20.1 million and $54.8 million for the three and nine months ended September 30, 2012, respectively, have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 was $41,000 and $765,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at September 30, 2013 and December 31, 2012 was $50.2 million and $50.1 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of September 30, 2013 and December 31, 2012, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $63.1 million and $71.9 million, respectively. As of September 30, 2013, no loans in this participation sold portfolio were considered impaired as compared to $3.2 million as of December 31, 2012. This decline was due to the fact that the impaired loan in this portfolio was repurchased and thus was removed from this portfolio. From December 2010 through May 2013, the Corporation recognized a total $2.7 million charge-off associated with specific credits within the retained portion of this portfolio of loans in accordance with the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.

In May 2013, the Corporation repurchased, from the original participating entity, a portion of one loan which was previously and appropriately accounted for as a transfer (sale) under a participation agreement. This repurchase was not a condition of the original participation agreement and was undertaken to provide the Corporation with the ability to directly and effectively manage the workout process of this loan. As agreed to with the original participating entity and consistent with the transaction agreement, such participated portion of the loan with aggregate principal balance of $3.2 million was repurchased with cash at fair value, or a discounted price of $1.5 million.

The $1.5 million carrying amount of this portion of the loan is recorded on the Consolidated Balance Sheets within loans and leases receivable, net at September 30, 2013 along with Corporation’s previously retained portion of this loan. This loan is classified as a nonperforming troubled debt restructuring because the Corporation cannot reasonably estimate the timing of the cash flows expected to be collected and therefore the discount will not be accreted to earnings until the carrying amount is fully paid.

During the nine months ended September 30, 2013, there were no changes to the allowance for loan and lease losses relating to this loan, as it is a collateral dependent loan and was deemed to have sufficient collateral value as of September 30, 2013 to support the carrying value.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of September 30, 2013 and December 31, 2012:

	Category
As of September 30, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,675	$10,615	$10,392	$630	$139,312
Commercial real estate — non-owner occupied	282,623	31,606	21,179	348	335,756
Construction and land development	57,552	2,474	7,779	5,994	73,799
Multi-family	55,131	5,786	—	824	61,741
1-4 family	18,503	8,220	3,333	685	30,741
Total commercial real estate	531,484	58,701	42,683	8,481	641,349

Commercial and industrial	247,387	14,719	13,333	655	276,094

Direct financing leases, net	19,061	4,774	524	—	24,359

Consumer and other:
Home equity and second mortgages	2,943	60	176	567	3,746
Other	11,039	—	—	811	11,850
Total consumer and other	13,982	60	176	1,378	15,596

Total gross loans and leases receivable	$811,914	$78,254	$56,716	$10,514	$957,398
Category as a % of total portfolio	84.80%	8.17%	5.92%	1.10%	100.00%

	Category
As of December 31, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,180	$9,688	$17,351	$769	$144,988
Commercial real estate — non-owner occupied	267,884	29,553	22,992	3,231	323,660
Construction and land development	49,134	2,037	8,384	5,411	64,966
Multi-family	50,808	6,810	790	46	58,454
1-4 family	18,255	4,657	7,873	1,158	31,943
Total commercial real estate	503,261	52,745	57,390	10,615	624,011

Commercial and industrial	233,524	9,922	10,170	2,842	256,458

Direct financing leases, net	10,486	3,897	1,543	—	15,926

Consumer and other:
Home equity and second mortgages	3,525	157	220	740	4,642
Other	10,641	—	—	1,030	11,671
Total consumer and other	14,166	157	220	1,770	16,313

Total gross loans and leases receivable	$761,437	$66,721	$69,323	$15,227	$912,708
Category as a % of total portfolio	83.43%	7.31%	7.60%	1.67%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $17.1 million and $22.0 million of loans and leases as Substandard as of September 30, 2013 and December 31, 2012, respectively. No loans were considered Special Mention, Doubtful or Loss as of either September 30, 2013 or December 31, 2012. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of September 30, 2013 and December 31, 2012 were as follows:

As of September 30, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$122	$—	$122	$138,560	$138,682
Non-owner occupied	—	—	—	—	335,408	335,408
Construction and land development	—	—	—	—	68,288	68,288
Multi-family	—	—	—	—	60,917	60,917
1-4 family	—	—	—	—	30,202	30,202
Commercial and industrial	497	3,007	—	3,504	271,968	275,472
Direct financing leases, net	—	—	—	—	24,359	24,359
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,306	3,306
Other	10	—	—	10	11,029	11,039
Total	507	3,129	—	3,636	944,037	947,673
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$201	$255	$456	$174	$630
Non-owner occupied	—	—	—	—	348	348
Construction and land development	—	—	—	—	5,511	5,511
Multi-family	—	—	786	786	38	824
1-4 family	186	69	59	314	225	539
Commercial and industrial	—	—	53	53	569	622
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	156	156	284	440
Other	—	—	811	811	—	811
Total	186	270	2,120	2,576	7,149	9,725
Total loans and leases
Commercial real estate:
Owner occupied	$—	$323	$255	$578	$138,734	$139,312
Non-owner occupied	—	—	—	—	335,756	335,756
Construction and land development	—	—	—	—	73,799	73,799
Multi-family	—	—	786	786	60,955	61,741
1-4 family	186	69	59	314	30,427	30,741
Commercial and industrial	497	3,007	53	3,557	272,537	276,094
Direct financing leases, net	—	—	—	—	24,359	24,359
Consumer and other:
Home equity and second mortgages	—	—	156	156	3,590	3,746
Other	10	—	811	821	11,029	11,850
Total	$693	$3,399	$2,120	$6,212	$951,186	$957,398
Percent of portfolio	0.07%	0.36%	0.22%	0.65%	99.35%	100.00%

As of December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$210	$—	$—	$210	$144,009	$144,219
Non-owner occupied	—	—	—	—	320,789	320,789
Construction and land development	—	—	—	—	60,020	60,020
Multi-family	—	—	—	—	58,408	58,408
1-4 family	—	—	—	—	30,937	30,937
Commercial and industrial	—	—	—	—	253,616	253,616
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,030	4,030
Other	—	—	—	—	10,641	10,641
Total	210	—	—	210	898,376	898,586
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$117	$117	$652	$769
Non-owner occupied	2,415	—	444	2,859	12	2,871
Construction and land development	—	—	471	471	4,475	4,946
Multi-family	—	—	—	—	46	46
1-4 family	74	—	482	556	450	1,006
Commercial and industrial	57	—	560	617	2,225	2,842
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	121	121	491	612
Other	—	—	1,030	1,030	—	1,030
Total	2,546	—	3,225	5,771	8,351	14,122
Total loans and leases
Commercial real estate:
Owner occupied	$210	$—	$117	$327	$144,661	$144,988
Non-owner occupied	2,415	—	444	2,859	320,801	323,660
Construction and land development	—	—	471	471	64,495	64,966
Multi-family	—	—	—	—	58,454	58,454
1-4 family	74	—	482	556	31,387	31,943
Commercial and industrial	57	—	560	617	255,841	256,458
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	121	121	4,521	4,642
Other	—	—	1,030	1,030	10,641	11,671
Total	$2,756	$—	$3,225	$5,981	$906,727	$912,708
Percent of portfolio	0.30%	—%	0.36%	0.66%	99.34%	100.00%

The Corporation’s total impaired assets consisted of the following at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$630	$769
Commercial real estate — non-owner occupied	348	2,871
Construction and land development	5,511	4,946
Multi-family	824	46
1-4 family	539	1,006
Total non-accrual commercial real estate	7,852	9,638
Commercial and industrial	622	2,842
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	440	612
Other	811	1,030
Total non-accrual consumer and other loans	1,251	1,642
Total non-accrual loans and leases	9,725	14,122
Foreclosed properties, net	595	1,574
Total non-performing assets	10,320	15,696
Performing troubled debt restructurings	789	1,105
Total impaired assets	$11,109	$16,801

	September 30, 2013	December 31, 2012
Total non-accrual loans and leases to gross loans and leases	1.02%	1.55%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.08	1.72
Total non-performing assets to total assets	0.82	1.28
Allowance for loan and lease losses to gross loans and leases	1.59	1.69
Allowance for loan and lease losses to non-accrual loans and leases	156.14	109.05

As of September 30, 2013 and December 31, 2012, $8.6 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of September 30, 2013, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of September 30, 2013			As of December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	4	$424	$375	5	$338	$303
Commercial real estate — non-owner occupied	4	442	348	5	885	803
Construction and land development	4	6,620	5,994	4	8,044	4,953
Multi-family	1	184	38	1	184	47
1-4 family	10	912	685	13	1,674	1,132
Commercial and industrial	4	1,905	598	7	2,250	931
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	5	715	567	7	865	726
Other	1	2,076	811	1	2,076	1,030
Total	33	$13,278	$9,416	43	$16,316	$9,925

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of September 30, 2013 and December 31, 2012, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of September 30, 2013		As of December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$59	2	$117
Combination of extension and interest rate concession	22	7,381	26	7,121
Commercial and industrial
Extension of term	1	55	3	241
Combination of extension and interest rate concession	3	543	4	689
Consumer and other
Extension of term	2	896	2	1,117
Combination of extension and interest rate concession	4	482	6	640
Total	33	$9,416	43	$9,925

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the nine months ended September 30, 2013.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Nine Months Ended September 30, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$430	$430	$—	$607	$39	$35	$4
Non-owner occupied	235	235	—	1,890	193	17	176
Construction and land development	5,595	8,266	—	5,349	162	3	159
Multi-family	824	1,191	—	397	71	—	71
1-4 family	254	254	—	458	27	34	(7)
Commercial and industrial	619	829	—	1,211	86	114	(28)
Direct financing leases, net	—	—	—	8	—	—	—
Consumer and other:
Home equity and second mortgages	504	504	—	621	28	3	25
Other	811	1,477	—	990	80	—	80
Total	9,272	13,186	—	11,531	686	206	480
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$200	$201	$85	$204	$7	$—	$7
Non-owner occupied	113	153	113	132	7	—	7
Construction and land development	399	399	262	438	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	431	431	171	440	14	—	14
Commercial and industrial	36	36	36	37	2	—	2
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	63	63	63	66	4	—	4
Other	—	—	—	—	—	—	—
Total	1,242	1,283	730	1,317	34	—	34
Total:
Commercial real estate:
Owner occupied	$630	$631	$85	$811	$46	$35	$11
Non-owner occupied	348	388	113	2,022	200	17	183
Construction and land development	5,994	8,665	262	5,787	162	3	159
Multi-family	824	1,191	—	397	71	—	71
1-4 family	685	685	171	898	41	34	7
Commercial and industrial	655	865	36	1,248	88	114	(26)
Direct financing leases, net	—	—	—	8	—	—	—
Consumer and other:
Home equity and second mortgages	567	567	63	687	32	3	29
Other	811	1,477	—	990	80	—	80
Grand total	$10,514	$14,469	$730	$12,848	$720	$206	$514

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$741	$741	$—	$1,482	$142	$2	$140
Non-owner occupied	648	648	—	1,239	222	207	15
Construction and land development	4,946	8,537	—	5,834	246	24	222
Multi-family	47	414	—	313	69	60	9
1-4 family	544	677	—	2,213	151	—	151
Commercial and industrial	2,394	2,404	—	1,987	163	25	138
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	656	657	—	913	55	1	54
Other	1,030	1,620	—	1,150	113	1	112
Total	11,006	15,698	—	15,135	1,161	321	840
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$28	$28	$16	$30	$2	$—	$2
Non-owner occupied	2,582	2,582	829	162	33	—	33
Construction and land development	465	465	174	528	15	—	15
Multi-family	—	—	—	—	—	—	—
1-4 family	614	614	224	637	36	—	36
Commercial and industrial	447	3,137	187	1,350	178	—	178
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	85	85	87	103	7	—	7
Other	—	—	—	—	—	—	—
Total	4,221	6,911	1,517	2,810	271	—	271
Total:
Commercial real estate:
Owner occupied	$769	$769	$16	$1,512	$144	$2	$142
Non-owner occupied	3,230	3,230	829	1,401	255	207	48
Construction and land development	5,411	9,002	174	6,362	261	24	237
Multi-family	47	414	—	313	69	60	9
1-4 family	1,158	1,291	224	2,850	187	—	187
Commercial and industrial	2,841	5,541	187	3,337	341	25	316
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	741	742	87	1,016	62	1	61
Other	1,030	1,620	—	1,150	113	1	112
Grand total	$15,227	$22,609	$1,517	$17,945	$1,432	$321	$1,111

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $4.0 million and $7.4 million as of September 30, 2013 and December 31, 2012 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $789,000 and $1.1 million of loans as of September 30, 2013 and December 31, 2012, that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Nine Months Ended September 30, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(776)	(14)	(4)	—	(794)
Recoveries	323	4	4	5	336
Provision	80	121	(54)	96	243
Ending balance	$10,320	$4,240	$317	$308	$15,185
Ending balance: individually evaluated for impairment	$631	$36	$63	$—	$730
Ending balance: collectively evaluated for impairment	$9,689	$4,204	$254	$308	$14,455
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$641,349	$276,094	$15,596	$24,359	$957,398
Ending balance: individually evaluated for impairment	$6,947	$654	$1,378	$—	$8,979
Ending balance: collectively evaluated for impairment	$632,936	$275,440	$14,218	$24,359	$946,953
Ending balance: loans acquired with deteriorated credit quality	$1,466	$—	$—	$—	$1,466
Allowance as % of gross loans	1.61%	1.54%	2.03%	1.26%	1.59%

	As of and for the Nine Months Ended September 30, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(467)	(2,668)	(107)	—	(3,242)
Recoveries	291	65	38	—	394
Provision	572	2,764	83	(20)	3,399
Ending balance	$9,950	$4,138	$398	$220	$14,706
Ending balance: individually evaluated for impairment	$667	$205	$94	$—	$966
Ending balance: collectively evaluated for impairment	$9,283	$3,933	$304	$220	$13,740
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$590,711	$255,202	$16,459	$16,462	$878,834
Ending balance: individually evaluated for impairment	$10,235	$1,593	$1,915	$—	$13,743
Ending balance: collectively evaluated for impairment	$580,476	$253,609	$14,544	$16,462	$865,091
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.68%	1.62%	2.42%	1.34%	1.67%

Note 6 — Deposits
The composition of deposits at September 30, 2013 and December 31, 2012 was as follows. Weighted average balances represent year-to-date averages.

	September 30, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$143,017	$137,633	—%	$161,985	$137,117	—%
Interest-bearing transaction accounts	69,094	59,398	0.19	43,542	34,180	0.28
Money market accounts	445,182	443,463	0.54	443,743	395,259	0.76
Certificates of deposit	56,700	62,256	1.02	68,599	82,430	1.17
Brokered certificates of deposit	414,338	391,723	1.73	374,385	400,695	2.23
Total deposits	$1,128,331	$1,094,473	0.91	$1,092,254	$1,049,681	1.24

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at September 30, 2013 and December 31, 2012 was as follows. Weighted average balances represent year-to-date averages.

	September 30, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$148	0.80%	$—	$237	0.82%
FHLB advances	—	8,650	0.19	469	2,034	1.59
Line of credit	10	10	3.44	10	1,666	4.07
Subordinated notes payable	11,926	11,926	6.94	11,926	37,481	7.02
Junior subordinated notes	10,315	10,315	10.76	10,315	10,315	10.81
	$22,251	$31,049	6.34	$22,720	$51,733	7.46

Short-term borrowings	$10			$479
Long-term borrowings	22,241			22,241
	$22,251			$22,720

As of September 30, 2013, the Corporation was in compliance with its debt covenants under its third party senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. During the three months ended September 30, 2013 and 2012, the Corporation incurred $3,000 and $2,000, respectively, of additional interest expense due to this fee. During the nine months ended September 30, 2013 and 2012, the Corporation incurred $10,000 and $8,000 of additional interest expense, respectively. The unused line fee is recorded as a component of interest expense.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
September 30, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$15,547	$—	$15,547
Asset backed securities	—	1,493	—	1,493
U.S. Government agency obligations - government-sponsored enterprises	—	16,200	—	16,200
Collateralized mortgage obligations - government issued	—	119,105	—	119,105
Collateralized mortgage obligations - government-sponsored enterprises	—	33,897	—	33,897
Interest rate swaps	—	1,073	—	1,073
Liabilities:
Interest rate swaps	$—	$1,073	$—	$1,073

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$12,033	$—	$12,033
U.S. Government agency obligations - government-sponsored enterprises	—	19,721	—	19,721
Collateralized mortgage obligations - government issued	—	151,645	—	151,645
Collateralized mortgage obligations - government-sponsored enterprises	—	17,197	—	17,197
Interest rate swaps	—	3,069	—	3,069
Liabilities:
Interest rate swaps	$—	$3,069	$—	$3,069

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the nine months ended September 30, 2013 or the year ended December 31, 2012 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Nine Months Ended September 30, 2013
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	September 30, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$6,714	$—	$5,851	$863	$—
Foreclosed properties	595	—	334	261	(59)

		As of and for the Year Ended December 31, 2012
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,544	$—	$6,770	$1,774	$—
Foreclosed properties	1,574	529	982	63	(600)

Impaired loans that are collateral dependent were written down to their net realizable value of $6.7 million and $8.5 million at September 30, 2013 and December 31, 2012, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 13% - 100%. The weighted average of those unobservable inputs as of the measurement date of September 30, 2013 was 29%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.

Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically a current appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of September 30, 2013, there were two foreclosed properties with a total net realizable value of $261,000 supported by a Level 3 valuation. The quantification of unobservable inputs for Level 3 foreclosed properties values range from 17% - 33%. The weighted average of those unobservable inputs as of the measurement date of September 30, 2013 was 23%. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the nine months ended September 30, 2013, $595,000 of outstanding loans were transferred to foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, impairment losses of $59,000 on foreclosed properties were recognized for the nine months ended September 30, 2013. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Nine Months Ended September 30, 2013	As of and for the Year Ended December 31, 2012
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,574	$2,236
Loans transferred to foreclosed properties, at lower of cost or fair value	595	1,511
Payments to priority lien holders of foreclosed properties	—	367
Proceeds from sale of foreclosed properties	(1,573)	(1,955)
Net gain on sale of foreclosed properties	58	15
Impairment valuation	(59)	(600)
Foreclosed properties at the end of the period	$595	$1,574

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$96,114	$96,121	$79,589	$6,132	$10,400
Securities available-for-sale	186,242	186,242	—	186,242	—
Loans and lease receivables, net	941,160	938,016	—	5,851	932,165
Federal Home Loan Bank stock	1,255	1,255	—	—	1,255
Cash surrender value of life insurance	22,906	22,906	22,906	—	—
Accrued interest receivable	3,186	3,186	3,186	—	—
Interest rate swaps	1,073	1,073	—	1,073	—
Financial liabilities:
Deposits	$1,128,331	$1,130,147	$657,294	$472,853	$—
Federal Home Loan Bank and other borrowings	11,936	11,983	—	11,983	—
Junior subordinated notes	10,315	7,082	—	—	7,082
Interest rate swaps	1,073	1,073	—	1,073	—
Accrued interest payable	1,783	1,783	1,783	—	—
Off balance sheet items:
Standby letters of credit	161	161	—	—	161
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$85,586	$85,595	$74,940	$5,155	$5,500
Securities available-for-sale	200,596	200,596	—	200,596	—
Loans and lease receivables, net	896,560	905,501	—	6,770	898,731
Federal Home Loan Bank stock	1,144	1,144	—	—	1,144
Cash surrender value of life insurance	22,272	22,272	22,272	—	—
Accrued interest receivable	3,217	3,217	3,217	—	—
Interest rate swaps	3,069	3,069	—	3,069	—
Financial liabilities:
Deposits	$1,092,254	$1,102,316	$649,346	$452,970	$—
Federal Home Loan Bank and other borrowings	12,405	13,170	—	13,170	—
Junior subordinated notes	10,315	7,046	—	—	7,046
Interest rate swaps	3,069	3,069	—	3,069	—
Accrued interest payable	1,711	1,711	1,711	—	—
Off balance sheet items:
Standby letters of credit	197	197	—	—	197
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of September 30, 2013 and December 31, 2012, the Corporation held $10.4 million and $5.5 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of September 30, 2013 and December 31, 2012, the Corporation held $6.1 million and $5.1 million, respectively, of brokered certificates of deposits.

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
At September 30, 2013, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $47.5 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in November, 2013 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $1.1 million, included in accrued interest receivable and other assets, and as a derivative liability of $590,000, included in accrued interest payable and other liabilities. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of September 30, 2013, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At September 30, 2013, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $47.5 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in November, 2013 through February, 2023. Dealer counterparty swaps are subject to master netting agreements and are reported on the Consolidated Balance Sheets as a net derivative liability of $483,000. The value of these swaps was included in accrued interest payable and other liabilities as of September 30, 2013. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $1.1 million and $590,000 gross derivative asset. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of September 30, 2013 and December 31, 2012.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2013	Other assets	$1,073	Other liabilities	$1,073
December 31, 2012	Other assets	$3,069	Other liabilities	$3,069

No derivative instruments held by the Corporation for the nine months ended September 30, 2013 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the nine months ended September 30, 2013 and 2012 had an insignificant impact to the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of September 30, 2013, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2013 and December 31, 2012, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2013
Total capital
(to risk-weighted assets)
Consolidated	$141,340	13.26%	$85,254	8.00%	N/A	N/A
First Business Bank	120,923	12.84	73,354	8.00	$94,193	10.00%
First Business Bank — Milwaukee	17,438	14.09	9,900	8.00	12,376	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$116,070	10.89%	$42,627	4.00%	N/A	N/A
First Business Bank	109,130	11.59	37,677	4.00	$56,516	6.00%
First Business Bank — Milwaukee	15,887	12.84	4,950	4.00	7,425	6.00
Tier 1 capital
(to average assets)
Consolidated	$116,070	9.20%	$50,491	4.00%	N/A	N/A
First Business Bank	109,130	10.52	41,483	4.00	$51,854	5.00%
First Business Bank — Milwaukee	15,887	6.94	9,153	4.00	11,442	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the “Corporation,” “we,” “us,” “our,” or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB” and “FBB — Milwaukee” are used to refer to our subsidiaries, First Business Bank and First Business Bank — Milwaukee, respectively, and the “Banks” is used to refer to FBB and FBB-Milwaukee together.
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB or FBB - Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB - Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while our management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases can vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.
We do not intend to, and specifically disclaim any obligation to, update any forward-looking statements.
The following discussion and analysis is intended as a review of significant events and factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes thereto presented in this Form 10-Q.

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. We do not utilize a branch network to attract retail clients. Our strategic initiatives include, but are not limited to, maintaining strong asset quality as well as increasing full banking relationships with commercial and industrial clients in order to increase our in-market deposits, enhancing our loan and lease portfolio and growing our non-interest income. We intend to add business development officers as appropriate to continue revenue growth and ongoing pre-tax adjusted earnings improvement. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors' businesses in our core Wisconsin area.
Operational Highlights

•
In December 2012, we successfully raised $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00. The net proceeds of the offering, approximately $27.1 million, were immediately used to repay a portion of our subordinated debt. The common stock offering improved the composition of our consolidated capital by increasing Tier 1 capital in the form of equity and allowing us to pay down Tier 2 capital previously in the form of subordinated debt. The common stock offering will influence comparability between reporting periods in metrics such as earnings per share, annualized return on average assets, and annualized return on average equity.

•	Total assets were $1.265 billion as of September 30, 2013 compared to $1.226 billion as of December 31, 2012.

•
Net income for the three months ended September 30, 2013 was $3.6 million compared to net income of $2.6 million for the three months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $10.0 million compared to net income of $6.4 million for the nine months ended September 30, 2012.

•
Diluted earnings per common share for the three months ended September 30, 2013 were $0.91 compared to diluted earnings per common share of $0.99 for the three months ended September 30, 2012. Diluted earnings per common share for the nine months ended September 30, 2013 were $2.54 compared to diluted earnings per common share of $2.43 for the nine months ended September 30, 2012.

•
Net interest margin increased by six basis points to 3.56% for the three months ended September 30, 2013 compared to 3.50% for the three months ended September 30, 2012. Net interest margin increased by 14 basis points to 3.52% for the nine months ended September 30, 2013 compared to 3.38% for the nine months ended September 30, 2012.

•
Top line revenue, the sum of net interest income and non-interest income, increased 5.4% to $12.8 million for the three months ended September 30, 2013 compared to $12.2 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, top line revenue increased 8.5% to $37.4 million as compared to $34.5 million for the nine months ended September 30, 2012.

•
Annualized return on average assets and annualized return on average equity were 1.14% and 13.73%, respectively, for the three-month period ended September 30, 2013, compared to 0.88% and 15.10%, respectively, for the same time period in 2012. Annualized return on average assets and annualized return on average equity were 1.08% and 12.86%, respectively, for the nine-month period ended September 30, 2013, compared to 0.72% and 12.57%, respectively, for the nine-month period ended September 30, 2012.

•	Our effective tax rate was 34.8% and 35.0% for the nine months ended September 30, 2013 and 2012, respectively.

•
Provision for loan and lease losses was $109,000 for the three months ended September 30, 2013 compared to $850,000 for same time period in the prior year. Provision for loan and lease losses was $243,000 for the nine months ended September 30, 2013 compared to $3.4 million for the comparable period of 2012. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.59% at September 30, 2013 and 1.69% at December 31, 2012.

•	Non-performing assets as a percentage of total assets were 0.82% at September 30, 2013 compared to 1.28% at December 31, 2012.

•	Non-accrual loans declined by $4.4 million, or 31.1%, to $9.7 million at September 30, 2013 from $14.1 million at December 31, 2012.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 5.4% and 8.5% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in Thousands)
Net interest income	$10,699	$9,915	7.9%	$31,121	$28,450	9.4%
Non-interest income	2,124	2,249	(5.6)	6,251	6,003	4.1
Total top line revenue	$12,823	$12,164	5.4	$37,372	$34,453	8.5
Pre-tax Adjusted Earnings
Pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and leases losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. In our judgment, the presentation of pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility that is associated with costs of credit and other discrete items and facilitates a more streamlined comparison of growth to our benchmark peers. Pre-tax adjusted earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our pre-tax adjusted earnings metric improved by 14.9% and 15.5% for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in Thousands)
Income before income tax expense	$5,567	$4,063	37.0%	$15,314	$9,839	55.6%
Add back:
Provision for loan and lease losses	109	850	(87.2)	243	3,399	(92.9)
Net (gain) loss on foreclosed properties	(48)	(14)	NM	1	228	(99.6)
Pre-tax adjusted earnings	$5,628	$4,899	14.9	$15,558	$13,466	15.5

NM = Not meaningful
Return on Average Assets and Return on Average Equity
Annualized return on average assets ("ROAA") for the three months ended September 30, 2013 was 1.14% compared to 0.88% for the three months ended September 30, 2012. The increase in annualized ROAA for the three months ended September 30, 2013 as compared to the ROAA for the three months ended September 30, 2012 was primarily due to the improvement in net income. Improved net income is primarily attributable to improved net interest margin and lower provision for loan and lease losses, which reflects continued asset quality improvement. ROAA for the nine months ended September 30, 2013 was 1.08% compared to 0.72% for the nine months ended September 30, 2012 and also improved primarily due to the improvement in net income. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Annualized return on average equity ("ROAE") for the three months ended September 30, 2013 was 13.73% compared to 15.10% for the three months ended September 30, 2012. The decrease in ROAE for this period was primarily the result of the effects of our common stock offering in December 2012 partially offset by improved net income. In the December 2012 offering, we successfully raised $29.1 million through the issuance of 1,265,000 common shares at $23.00 per share. The $27.1 million of net proceeds was used to immediately repay a portion of our outstanding subordinated debt and increased our overall equity levels. ROAE for the nine months ended September 30, 2013 was 12.86% compared to 12.57% for the nine months ended September 30, 2012. The ROAE for the nine-month period of 2013 increased as a result of improved net income outpacing the increase in our growth in average equity for this period. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2013 and 2012. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2013			2012
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$637,358	$8,041	5.05%	$590,709	$7,986	5.41%
Commercial and industrial loans(1)	269,695	4,280	6.35	255,775	4,736	7.41
Direct financing leases(1)	15,710	187	4.76	15,459	210	5.43
Consumer and other loans(1)	16,376	161	3.93	16,942	163	3.85
Total loans and leases receivable(1)	939,139	12,669	5.40	878,885	13,095	5.96
Mortgage-related securities(2)	156,798	720	1.84	176,369	805	1.83
Other investment securities(3)	33,436	121	1.45	24,353	85	1.40
FHLB stock	1,480	1	0.35	1,328	1	0.37
Short-term investments	71,318	75	0.42	53,284	46	0.35
Total interest-earning assets	1,202,171	13,586	4.52	1,134,219	14,032	4.95
Non-interest-earning assets	60,145			54,386
Total assets	$1,262,316			$1,188,605
Interest-bearing liabilities
Transaction accounts	$68,395	31	0.18	$39,640	32	0.32
Money market	430,049	544	0.51	392,131	676	0.69
Certificates of deposit	57,720	146	1.01	85,934	248	1.15
Brokered certificates of deposit	433,616	1,677	1.55	398,283	2,146	2.16
Total interest-bearing deposits	989,780	2,398	0.97	915,988	3,102	1.35
FHLB advances	—	—	—	6,560	10	0.63
Other borrowings	11,936	209	7.00	42,034	725	6.90
Junior subordinated notes	10,315	280	10.86	10,315	280	10.86
Total interest-bearing liabilities	1,012,031	2,887	1.14	974,897	4,117	1.69
Non-interest-bearing demand deposit accounts	136,458			133,479
Other non-interest-bearing liabilities	8,664			10,766
Total liabilities	1,157,153			1,119,142
Stockholders’ equity	105,163			69,463
Total liabilities and stockholders’ equity	$1,262,316			$1,188,605
Net interest income		$10,699			$9,915
Interest rate spread			3.38%			3.26%
Net interest-earning assets	$190,140			$159,322
Net interest margin			3.56%			3.50%
Average interest-earning assets to average interest-bearing liabilities	118.79%			116.34%
Return on average assets	1.14			0.88
Return on average equity	13.73			15.10
Average equity to average assets	8.33			5.84
Non-interest expense to average assets	2.26			2.44

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the nine months ended September 30, 2013 and 2012. The average balances are derived from average daily balances.

	For the Nine Months Ended September 30,
	2013			2012
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$630,741	$23,888	5.05%	$578,798	$23,790	5.48%
Commercial and industrial loans(1)	261,601	12,474	6.36	241,967	13,884	7.65
Direct financing leases(1)	15,092	562	4.97	15,980	685	5.72
Consumer and other loans(1)	16,637	481	3.85	17,301	500	3.85
Total loans and leases receivable(1)	924,071	37,405	5.40	854,046	38,859	6.07
Mortgage-related securities(2)	161,934	2,107	1.73	170,975	2,426	1.89
Other investment securities(3)	34,212	353	1.38	13,599	149	1.46
FHLB stock	1,451	3	0.28	1,669	3	0.25
Short-term investments	57,812	179	0.41	81,952	171	0.28
Total interest-earning assets	1,179,480	40,047	4.53	1,122,241	41,608	4.94
Non-interest-earning assets	58,975			55,748
Total assets	$1,238,455			$1,177,989
Interest-bearing liabilities
Transaction accounts	$59,398	86	0.19	$34,263	77	0.30
Money market	443,463	1,799	0.54	384,488	2,326	0.81
Certificates of deposit	62,256	477	1.02	84,907	764	1.20
Brokered certificates of deposit	391,723	5,088	1.73	409,393	7,011	2.28
Total interest-bearing deposits	956,840	7,450	1.04	913,051	10,178	1.49
FHLB advances	8,650	12	0.18	2,520	25	1.32
Other borrowings	12,084	633	6.98	41,371	2,120	6.83
Junior subordinated notes	10,315	831	10.76	10,315	835	10.79
Total interest-bearing liabilities	987,889	8,926	1.20	967,257	13,158	1.81
Non-interest-bearing demand deposit accounts	137,633			131,761
Other non-interest-bearing liabilities	9,405			11,097
Total liabilities	1,134,927			1,110,115
Stockholders’ equity	103,528			67,874
Total liabilities and stockholders’ equity	$1,238,455			$1,177,989
Net interest income		$31,121			$28,450
Interest rate spread			3.33%			3.13%
Net interest-earning assets	$191,591			$154,984
Net interest margin			3.52%			3.38%
Average interest-earning assets to average interest-bearing liabilities	119.39%			116.02%
Return on average assets	1.08			0.72
Return on average equity	12.86			12.57
Average equity to average assets	8.36			5.76
Non-interest expense to average assets	2.35			2.40

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and nine months ended September 30, 2013 compared to the same period of 2012.

	Increase (Decrease) for the Three Months Ended September 30,				Increase (Decrease) for the Nine Months Ended September 30,
	2013 Compared to 2012				2013 Compared to 2012
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(534)	$631	$(42)	$55	$(1,869)	$2,135	$(168)	$98
Commercial and industrial loans	(677)	258	(37)	(456)	(2,346)	1,127	(191)	(1,410)
Direct financing leases	(26)	3	—	(23)	(90)	(38)	5	(123)
Consumer and other loans	4	(5)	(1)	(2)	—	(19)	—	(19)
Total loans and leases receivable	(1,233)	887	(80)	(426)	(4,305)	3,205	(354)	(1,454)
Mortgage-related securities	5	(89)	(1)	(85)	(201)	(128)	10	(319)
Other investment securities	3	32	1	36	(9)	226	(13)	204
FHLB Stock	—	—	—	—	—	—	—	—
Short-term investments	10	16	3	29	83	(50)	(25)	8
Total net change in income on interest-earning assets	(1,215)	846	(77)	(446)	(4,432)	3,253	(382)	(1,561)
Interest-bearing liabilities
Transaction accounts	(14)	23	(10)	(1)	(27)	56	(20)	9
Money market	(180)	65	(17)	(132)	(766)	357	(118)	(527)
Certificates of deposit	(31)	(81)	10	(102)	(113)	(204)	30	(287)
Brokered certificates of deposit	(606)	190	(53)	(469)	(1,693)	(303)	73	(1,923)
Total deposits	(831)	197	(70)	(704)	(2,599)	(94)	(35)	(2,728)
FHLB advances	—	(10)	—	(10)	(22)	61	(52)	(13)
Other borrowings	11	(519)	(8)	(516)	47	(1,501)	(33)	(1,487)
Junior subordinated debentures	—	—	—	—	—	—	(4)	(4)
Total net change in expense on interest-bearing liabilities	(820)	(332)	(78)	(1,230)	(2,574)	(1,534)	(124)	(4,232)
Net change in net interest income	$(395)	$1,178	$1	$784	$(1,858)	$4,787	$(258)	$2,671

Comparison of Net Interest Income for the Three Months Ended September 30, 2013 and 2012
Net interest income increased $784,000, or 7.9%, during the three months ended September 30, 2013 compared to the same period in 2012. The increase in net interest income was primarily attributable to favorable volume variances associated with growth in our loan and lease portfolio together with a significant reduction in our other borrowings balances as a result of our equity offering in December 2012, the net proceeds of which were used to repay $27.1 million of subordinated debt. The improvement in net interest income was also influenced by an overall lower cost of deposit liabilities, primarily within the overall cost of brokered certificates of deposit and money market accounts. Due to the current low rate environment, newly issued brokered certificates of deposit were issued at substantially lower rates than those being replaced. However, competitive pricing pressures coupled with the low rate environment has also led to a reduction in yields on new loans and leases. The reduction in interest income related to the loan and lease portfolio was greater than the improvement provided by the reduction of the cost of our interest-bearing liabilities, resulting in a net unfavorable variance attributable to rate changes.

The yield on average earning assets for the three months ended September 30, 2013 was 4.52% compared to 4.95% for the three months ended September 30, 2012. The decline in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.40% for the three months ended September 30, 2013 compared to 5.96% for the three months ended September 30, 2012. A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity they were renewed at current market rates, which were generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio declined. The marketplace for commercial and industrial loans also continues to be subject to competitive pressures, contributing to the decline in yield on this portfolio. The yield on commercial and industrial loans was further influenced by irregular prepayment activity and prepayment fees collected in lieu of interest. Growth within the overall loan and lease portfolio has dampened the decline in interest income caused by the declining yields on the loan and lease portfolio.
The average balance of the short-term investment portfolio was $71.3 million with a yield of 0.42% for the three months ended September 30, 2013 as compared to the $53.3 million with a yield of 0.35% for the three months ended September 30, 2012. The average balance of the short-term investment portfolio will continue to be influenced by various activities including the timing of loan and lease fundings, in-market deposit gathering and use of excess liquidity to pay-off maturing brokered certificates of deposits. Although we experienced growth in our loan and lease portfolio during the third quarter of 2013, we still carried an overall higher average balance within short-term investments because our loan growth occurred primarily during the later part of the quarter. Further, we have made additional investments in commercial paper which has original maturities of 60 days or less. The commercial paper has yields in excess of the target fed funds rate and was the primary reason for the improvement in the overall yield on the short-term investments portfolio.
The overall weighted average rate paid on interest-bearing liabilities was 1.14% for the three months ended September 30, 2013, a decrease of 55 basis points from 1.69% for the three months ended September 30, 2012. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decreasing rate paid on our interest-bearing deposits coupled with a substantially lower average balance of other borrowings, most notably subordinated debt. During December 2012, we completed a common stock offering, the net proceeds of which were used to repay approximately $27.1 million of subordinated debt, contributing to a decline in our average other borrowings of $30.1 million, or 71.6%, to $11.9 million for the three months ended September 30, 2013 from $42.0 million for the three months ended September 30, 2012. Given our increased level of short-term investments, specifically increased excess liquidity held in our Federal Reserve account, we did not use FHLB short-term advances as a short-term funding strategy to fund asset growth during the three months ended September 30, 2013, as compared to holding an average balance of FHLB short-term advances of approximately $6.6 million for the three months ended September 30, 2012.
The weighted average rate paid on our interest-bearing deposits was 0.97% for the three months ended September 30, 2013, a decrease of 38 basis points from 1.35% for the three months ended September 30, 2012. The continued low interest rate environment has allowed us to lower the overall rate paid on our in-market deposits. We have been successful in attracting in-market deposit relationships, specifically money market deposits, which has generally provided us the opportunity to reduce our dependency on brokered certificates of deposit. However, due to actual funding activity late in the quarter ended June 30, 2013, the average balance of brokered certificates of deposit increased by $35.3 million to $433.6 million from $398.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Despite this increase, we remain committed to limiting our reliance on this source of funding as we continue to establish additional in-market deposit relationships. As we have recently accumulated increased excess on-balance sheet liquidity, we will first utilize this excess prior to issuing new brokered certificates of deposit to help fund future loan growth.
Net interest margin increased six basis points to 3.56% for the three months ended September 30, 2013 compared to 3.50% for the three months ended September 30, 2012. Changing the mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately 30 basis points. In addition, repaying a portion of our subordinated debt positively affected our net interest margin by approximately 20 basis points. These positive items were offset by an unfavorable impact of 40 basis points in net interest margin due to the net decline of interest income on our loan and lease portfolio and a three basis point unfavorable impact relating to the reinvestment of our cash flows from our mortgage-related securities portfolio at lower current market rates.
Comparison of Net Interest Income for the Nine Months Ended September 30, 2013 and 2012
Net interest income increased by $2.7 million, or 9.4%, during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in net interest income during the nine-month period was primarily attributable to favorable rate and volume variances from lower cost and lower average balance of brokered certificates of deposit, lower cost money market deposits and favorable volume-related variances due to the paydown of other liabilites, partially offset by an overall unfavorable variance affiliated with the decline in interest income on the loan and lease portfolio. The yield on average earning assets for the nine months ended September 30, 2013 was 4.53% compared to 4.94% for the nine months ended September 30, 2012. The decline in the yield on average earning assets was related to the overall decline in the yield on the loan and lease portfolio which declined 67 basis points to 5.40% for the nine months ended September 30, 2013 from 6.07% for the nine months ended September 30, 2012.
Over the course of the last twelve months, we have been successful in reducing the average balance of excess cash that was previously held in our Federal Reserve Bank account. Excess cash was utilized to fund loan and lease growth, invest in agency and other investment securities, and used to repay maturing brokered certificates of deposits. The average balance of the short-term investment portfolio was $57.8 million with a yield of 0.41% for the nine months ended September 30, 2013 as compared to the $82.0 million with a yield of 0.28% for the nine months ended September 30, 2012. As we strive to reduce on-balance-sheet liquidity to target levels, we may on occasion use other sources available to us to fund asset growth. Other sources may include temporary use of FHLB short-term advances and orderly issuance of long-term brokered certificates of deposit designed to mitigate interest rate risk as we provide fixed rate loan alternatives to our clients. The improvement in yield in our short-term investments was related to the purchase of commercial paper and brokered certificates of deposits from other issuers with yields in excess of the target fed funds rate. Other changes in the yield on average earning assets were generally for the same reasons as explained for the third quarter.
The overall weighted average rate paid on interest-bearing liabilities was 1.20% for the nine months ended September 30, 2013, a decrease of 61 basis points from 1.81% for the nine months ended September 30, 2012. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of certain maturing certificates of deposit, principally brokered certificates of deposit, at lower current market rates, lower rates paid on our money market accounts and favorable volume-related variances due to paydown of other liabilities. The continued low rate environment combined with the maturity structure of our brokered certificates of deposit provided us the opportunity to be able to manage our liability structure in both maturity terms and rate to deliver an enhanced net interest margin for the first nine months of 2013 relative to 2012. Applying the net proceeds of our December 2012 common stock offering to repay approximately $27.1 million of our subordinated debt caused our average balance of other borrowings to decline by $29.3 million, or 70.8%, to $12.1 million for the nine months ended September 30, 2013 from $41.4 million for the nine months ended September 30, 2012.
Net interest margin increased approximately 14 basis points to 3.52% for the nine months ended September 30, 2013 compared to 3.38% for the nine months ended September 30, 2012. Reducing our overall cost of funds by way of changing the mix of our deposit base positively affected our net interest margin by approximately 37 basis points. In addition, repaying a portion of our subordinated debt and the temporary use of FHLB short-term advances positively affected our net interest margin by approximately 19 basis points. These positive items were partially offset by a 39 basis point reduction in net interest margin due to the net decline of interest income on our loan and lease portfolio among other factors.
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $109,000 and $850,000 for the three months ended September 30, 2013 and 2012, respectively. The provision for loan and lease losses totaled $243,000 and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the three and nine months ended September 30, 2013 and 2012, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Components of the provision for loan and lease losses:
Establishment/modification of specific reserves on impaired loans, net	$(114)	$55	$(172)	$1,290
Decrease in allowance for loan and lease loss reserve due to subjective factor changes	—	—	(619)	—
Charge-offs in excess of specific reserves	136	840	180	2,030
Recoveries	(9)	(211)	(336)	(394)
Change in inherent risk of the loan and lease portfolio	96	166	1,190	473
Total provision for loan and lease losses	$109	$850	$243	$3,399

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

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended September 30, 2013 and 2012
Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, increase in cash surrender value of bank-owned life insurance, credit, merchant and debit card fees and loan fees, decreased $125,000, or 5.6%, to $2.1 million for the three months ended September 30, 2013 from $2.2 million for the three months ended September 30, 2012. The decrease was primarily due to a decrease in loan fees and other non-interest income partially offset by an increase in trust and investment services fee income.
Trust and investment services fee income grew by $240,000, or 32.6%, to $976,000 for the three months ended September 30, 2013 from $736,000 for the three months ended September 30, 2012. Trust and investment services fee income is primarily driven by the amount of assets under management and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets. Fee income derived from assets under administration is influenced by the volume of transactions processed for our clients.
At September 30, 2013, we had $731.1 million of trust assets under management compared to $613.5 million at December 31, 2012 and $581.8 million at September 30, 2012. Assets under administration were $179.7 million at September 30, 2013 compared to $170.7 million at December 31, 2012 and $164.3 million at September 30, 2012. The growth in assets under management, as well as assets under administration, was primarily due to improved market values and establishing new client relationships. We expect to continue to increase our assets under management, but we also expect that assets under management and trust and investment services fee income will continue to be affected by market volatility.
Loan fees income decreased by $206,000, or 41.0%, to $296,000 for the three months ended September 30, 2013 from $502,000 for the three months ended September 30, 2012. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset-based commercial loans. During the third quarter of 2012, we collected loan administration fees in accordance with loan contracts upon the strategic exit of certain loan relationships. Similar activity and level of fees were not repeated during the third quarter of 2013. The decrease in loan fees was also related to decreased audit fee revenue recognized given the difference in the number of audits substantially completed in the respective periods.
Other income decreased by $194,000, or 77.3%, to $57,000 for the three months ended September 30, 2013 from $251,000 for the three months ended September 30, 2012. During the third quarter of 2012, we recognized a $144,000 one-time gain on the sale of our credit card portfolio. In addition, the decrease in other income is attributable the timing and magnitude of the recognition of gains at the disposition of end of term leasing transactions.
Comparison of Non-Interest Income for the Nine Months Ended September 30, 2013 and 2012
Non-interest income increased $248,000, or 4.1%, to $6.3 million for the nine months ended September 30, 2013 from $6.0 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in trust and investment services fee income, partially offset by a decline in loan fees and other non-interest income.
Trust and investment services fee income increased by $595,000, or 27.3%, to $2.8 million for the nine months ended September 30, 2013 from $2.2 million for the nine months ended September 30, 2012. Consistent with the third quarter activity, trust and investment services fee income was primarily driven by the amount of assets under management as market values continue to improve and we add additional client relationships. Assets under management can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets, which will therefore influence the level of fee income recognized.
Loan fees income decreased $259,000, or 20.8%, to $986,000 for the nine months ended September 30, 2013 from 1.2 million for the nine months ended September 30, 2012. Similar to the quarterly discussion, the decline in loan fees was primarily related to the collection of a loan administration fees in accordance with the loan contracts upon the strategic exist of certain loan relationships in the third quarter of 2012, which did not occur to the same extent in the third quarter of 2013, and the reduction in audit fee revenue recorded based upon the differential in the number of audits substantially completed in the period. These declines were partially offset by increased letter of credit fees.
Other non-interest income decreased by $199,000, or 52.0%, to $184,000 for the nine months ended September 30, 2013 from $383,000 for the nine months ended September 30, 2012. As noted in the quarterly discussion, during the third quarter of 2012, we recognized a $144,000 one-time gain on the sale of our credit card portfolio. The remaining variance is primarily caused by the timing and magnitude of gains recognized on end-of-term lease transactions.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended September 30, 2013 and 2012
Non-interest expense decreased by $104,000, or 1.4%, to $7.1 million for the three months ended September 30, 2013 from $7.3 million for the comparable period of 2012. The decrease in non-interest expense was primarily caused by a decrease in FDIC insurance expense, collateral liquidation costs and other non-interest expense, partially offset by an increase in compensation expense.
Compensation expense increased by $362,000, or 8.6%, to $4.6 million for the three months ended September 30, 2013 from $4.2 million for the three months ended September 30, 2012. The increase was primarily due to an increased number of full-time equivalent positions filled throughout 2012 in support of strategic initiatives and annual merit increases. The number of of full-time equivalent employees as of September 30, 2013 and September 30, 2012 was 146 and 139, respectively.
FDIC insurance expense decreased by $257,000, or 60.3%, to $169,000 for the three months ended September 30, 2013 from $426,000 for the three months ended September 30, 2012. FDIC insurance expense is based upon a formula that incorporates a variety of factors, including but not limited to, average total assets, average tangible equity and the overall risk profile of the institution. A change in any one of these factors during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.

Collateral liquidation costs decreased by $156,000, or 59.1%, to $108,000 for the three months ended September 30, 2013 from $264,000 for the three months ended September 30, 2012. Collateral liquidation costs are expenses incurred by us to facilitate resolution of impaired loans and leases. The amount of collateral liquidation costs recorded in any particular period are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore expensed as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item.
Other non-interest expense decreased by $192,000, or 21.6%, to $698,000 for the three months ended September 30, 2013 as compared to $890,000 for the three months ended September 30, 2012. Other non-interest expenses decreased primarily due to a reduction in the amount of real estate owned expenses incurred. As we continue to dispose of foreclosed properties, we are incurring fewer expenses associated with the holding of these assets.
Comparison of Non-Interest Expense for the Nine Months Ended September 30, 2013 and 2012
Non-interest expense increased by $600,000, or 2.8%, to $21.8 million for the nine months ended September 30, 2013 from $21.2 million for the comparable period of 2012. The increase in non-interest expense was primarily caused by an increase in compensation expense, professional fees, data processing expenses, marketing expenses, and other non-interest expenses and was partially offset primarily by declines in FDIC insurance expense, collateral liquidation costs and losses on foreclosed properties.
Compensation expense increased by $1.4 million, or 11.0%, to $13.8 million for the nine months ended September 30, 2013 from $12.5 million for the nine months ended September 30, 2012. The increase was due to increased salary expense, which was primarily the result of new positions filled in support of strategic initiatives and annual merit increases. Other increased ancillary compensation costs included additional costs associated with higher health insurance premiums and a larger employee base for which health insurance benefits are provided.
Professional fees increased by $227,000, or 17.7%, to $1.5 million for the nine months ended September 30, 2013 from $1,279,000 for the nine months ended September 30, 2012. The increase in professional fees was primarily due to increased audit and tax fees associated with new compliance requirements for 2013 and fees incurred for professional and consulting fees in support of strategic initiatives.
Data processing expenses increased by $160,000, or 16.1%, to $1.2 million for the nine months ended September 30, 2013 from $993,000 for the nine months ended September 30, 2012. The increase in data processing expenses was related to our efforts to invest in upgrading various systems to provide new technology solutions and deconversion costs incurred as we finalize the sale of our credit card portfolio.
Marketing expense increased by $136,000, or 16.1%, to $981,000 for the nine months ended September 30, 2013 from $845,000 for the nine months ended September 30, 2012. The increase in marketing expenses was related to various media and production expenses to promote business areas of emphasis and new business development talent coupled with an increase in the level of sponsorships in support of our branding efforts.
FDIC insurance expense decreased by $979,000, or 63.3%, to $567,000 for the nine months ended September 30, 2013 from $1.5 million for the nine months ended September 30, 2012. FDIC insurance expense is based upon a formula that incorporates a variety of factors, including but not limited to, average total assets, average tangible equity and the overall risk profile of the institution. A change in any one of these risk elements during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.
Collateral liquidation costs decreased by $284,000, or 63.0%, to $167,000 for the nine months ended September 30, 2013 from $451,000 for the nine months ended September 30, 2012. We have been successful in reducing our levels of non-performing loans and therefore incurred a lower level of collateral liquidation costs year over year. In addition, during the first quarter of 2013, we collected certain collateral liquidation costs previously expensed. The amount of collateral liquidation costs recorded in any particular period is influenced by the timing and level of effort required for the liquidation of collateral underlying each individual loan.
Net loss on foreclosed properties decreased by $227,000 to $1,000 for the nine months ended September 30, 2013 from $228,000 for the nine months ended September 30, 2012. Net loss on foreclosed properties is influenced by the level of sales activity of foreclosed properties and subsequent valuation adjustments. During the nine months ended September 30, 2013, we recognized net gains of $58,000 on sales of foreclosed properties and recorded $59,000 of impairment valuation adjustments. During the nine months ended September 30, 2012, we recognized net losses of $123,000 on sales of foreclosed properties and recorded $119,000 of impairment valuation adjustments. As we continue to dispose of our foreclosed properties and as real estate values in our primary market areas stabilize comparability between periods will vary. As of September 30, 2013, all foreclosed properties held at December 31, 2012 were sold.
Other non-interest expense increased by $181,000, or 8.7%, to $2.3 million for the nine months ended September 30, 2013 as compared to $2.1 million for the nine months ended September 30, 2012. Other non-interest expenses increased primarily as a result of our adjustment to the overall carrying value of our investment in one of our limited partnerships to reflect the allocation of certain of the partnership’s returns to the general partner now that the fund attained certain preferred rates of return. The increase in other non-interest expense due to the carrying value adjustment of our limited partnership as previously described was partially offset by a reduction in the amount of real estate owned expenses. As we continue to dispose of foreclosed properties, we are incurring fewer expenses associated with the holding of these assets.
Income Taxes. Income tax expense was $5.3 million for the nine months ended September 30, 2013, with an effective tax rate of 34.8% compared to income tax expense of $3.4 million for the nine months ended September 30, 2012, with an effective tax rate of 35.0%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Nine Months Ended September 30,
	2013	2012
Statutory federal tax rate	34.4%	34.0%
State taxes, net of federal benefit	4.6	4.8
FIN 48 expense, net of federal benefit	—	0.4
Bank owned life insurance	(1.4)	(1.8)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.3)	(3.0)
Discrete items	0.1	—
Other	0.4	0.6
	34.8%	35.0%
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
Financial Condition
General. Our total assets increased by $38.8 million, or 3.2%, to $1.265 billion as of September 30, 2013 compared to $1.226 billion at December 31, 2012. The increase was primarily driven by growth in our loan and lease portfolio which totaled approximately $44.6 million, or 5.0% , to $941.2 million as of September 30, 2013 compared to $896.6 million at December 31, 2012.
Short-term investments. Short-term investments increased by $9.5 million to $73.5 million at September 30, 2013 from $64.0 million at December 31, 2012. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”). We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. Although the bulk of our short-term investments consists of deposits with the FRB, the increase in short-term investments was also partially driven by an increase in our investment in commercial paper. As of September 30, 2013, our total investment in commercial paper was $10.4 million as compared to $5.5 million at December 31, 2012. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are usually sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising rate environment. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale decreased by $14.4 million to $186.2 million at September 30, 2013 compared to $200.6 million at December 31, 2012. As of September 30, 2013, our overall securities portfolio had a duration of 3.5 years. During the nine months ended September 30, 2013, we invested a portion of the cash flows received from our securities portfolio to support growth in our loan and lease portfolio and purchased commercial paper. In addition, the overall value of our securities portfolio has declined given recent increases in long-term interest rates which negatively affected the value of the bonds we hold. Our available-for-sale securities portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through our asset/liability simulations. We purchase securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold were guaranteed by the GNMA, a U.S. government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on our securities portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and limit our exposure of obligations to general obligation issuances from municipalities, primarily in Wisconsin.
As we evaluate the level of on-balance-sheet liquidity, we continue to purchase U.S. Government agency obligations, primarily those obligations issued by FHLMC and FNMA. We have structured these purchases to have final maturities within two to four years from the issue date. Certain of the securities contain either quarterly or one-time call features. The maturity structure of our securities portfolio allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to immediately borrow funds from our various funding sources and proactively adjust the portfolio should interest rates rise within the next two to four years. Our management deems these securities to be creditworthy and believes they exhibit appropriate market yields for the risks assumed. We expect to continue to purchase these types of approved securities with appropriate maturity terms when they are available in the market.
During the nine months ended September 30, 2013, we recognized unrealized holding losses of $3.5 million before income taxes through other comprehensive income. Such declines were the result of increases in longer term interest rates as described above. The majority of the securities we hold have active trading markets, therefore we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the market value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase or the credit quality of the securities decline, the market value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. The magnitude of the market value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility movements than a securities portfolio with a shorter average duration in a changing rate environment. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2013. There were no sales of securities during the three and nine months ended September 30, 2013 and 2012.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $44.6 million, or 5.0%, to $941.2 million at September 30, 2013 from $896.6 million at December 31, 2012. We principally originate commercial and industrial loans and commercial real estate loans. The overall mix of the loan and lease portfolio at September 30, 2013 remained generally consistent with the mix at December 31, 2012, with a continued concentration in commercial real estate mortgage loans, including owner-occupied commercial real estate loans, at approximately 67% of our total loan and lease portfolio.
We were successful in growing both our commercial real estate and commercial and industrial portfolios. Our commercial real estate portfolio increased by $17.3 million, or 2.8%, to $641.3 million at September 30, 2013 from $624.0 million at December 31, 2012. Our commercial and industrial portfolio increased $19.6 million, or 7.7%, to $276.1 million at September 30, 2013 from $256.5 million at December 31, 2012. We are actively pursuing commercial and industrial loans as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and generates in-market deposit and trust and investment relationships which may also translate into additional fee revenue. Given the measured pace of improvement in economic conditions and what we believe to be an increased source of confidence within our marketplace, there is nascent evidence of increased loan demand. While we continue to experience greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.59% at September 30, 2013, a ten basis point decline from 1.69% as of December 31, 2012. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.02% at September 30, 2013 compared to 1.55% at December 31, 2012. Non-performing loans decreased $4.4 million, or 31.1%, to $9.7 million at September 30, 2013 compared to $14.1 million at December 31, 2012. We have experienced consistent improvement in our various asset quality ratios for several quarters. Given the improvements in asset quality, declining levels of specific reserves required, declining level of charge-offs and ultimately a lower three-year average of historical losses, management is comfortable with a lower level of allowance for loan loss reserves as a percentage of total loans and leases. We continue to aggressively work through our problem loans and leases and are experiencing success in certain exit strategies. Further reductions in the level of the allowance for loan and lease losses as percentage of total loans and leases will be considered if improving asset quality trends continue.
During the nine months ended September 30, 2013, we recorded net charge-offs on impaired loans and leases of approximately $458,000, comprised of $794,000 of charge-offs and $336,000 of recoveries. During the nine months ended September 30, 2012, we recorded net charge-offs on impaired loans and leases of approximately $2.8 million, comprised of $3.2 million of charge-offs and $394,000 of recoveries. Based upon our observations in our primary market areas, commercial real estate values appear to be stabilizing, which significantly reduced our level of required charge-offs as collateral dependent loans are reflected at their net realizable values. Nevertheless, we may continue to experience some level of charge-offs as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Charge-offs in 2012 were primarily due to losses incurred through liquidation efforts on one commercial and industrial client and to a lesser extent declines in real estate values. Based upon our internal methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $15.2 million, or 1.59% of total loans and leases, was appropriate as of September 30, 2013. Refer to the Asset Quality section for more information.
Deposits. As of September 30, 2013, deposits increased by $36.1 million to $1.128 billion from $1.092 billion at December 31, 2012. The increase in deposits was primarily due to an increase in brokered certificates of deposit, which increased by $40.0 million to $414.3 million at September 30, 2013 from $374.4 million at December 31, 2012, partially offset by a decline in the level of in-market deposits of $3.9 million at September 30, 2013 from $717.9 million at December 31, 2012.
Our strategic efforts continue to focus on adding in-market relationships and related deposits and reducing our overall dependency on brokered certificates of deposit. The Banks’ liquidity policies limit the amount of brokered certificates of deposit to 75% of total deposits, with an operating goal of 50% or less of brokered certificates of deposit to total deposits. We will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering or balance fluctuations in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process and support asset growth initiatives while taking into consideration our operating goals and desired level of dependence on brokered certificates of deposit. Deposit ending balances associated with those in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain the client relationship and new client deposit relationships.
We measure the success of in-market deposit gathering efforts based on the number of and the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $702.8 million, or 64.2%, were considered in-market deposits for the nine months ended September 30, 2013. This compares to in-market deposits of $635.4 million, or 60.8%, for the year-to-date average at September 30, 2012. Refer to Note 6 - Deposits in our unaudited Consolidated Financial Statements for additional information regarding our deposit composition.
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
FHLB Advances and Other Borrowings. As of September 30, 2013, FHLB advances and other borrowings decreased by $469,000, or 3.8%, to $11.9 million from $12.4 million at December 31, 2012. The primary reason for the decrease in borrowings was due to the final maturity of a long-term advance from the FHLB. On a year-to-date average balance basis, total FHLB advances increased by $6.1 million to $8.7 million for the nine months ending September 30, 2013 compared to $2.5 million for the nine months ended September 30, 2012. This increase was caused by the utilization of FHLB short-term advances as a temporary funding strategy to fund asset growth, specifically loan and lease growth, while we accumulated brokered certificates of deposit in an orderly manner. The FHLB short-term advance funding strategy included advances with terms ranging from one week to one month which were repaid at maturity with funds obtained from the brokered certificates of deposit. The short-term advances had interest rates between 0.14% and 0.17% and provided cost effective temporary funding.

Asset Quality
Non-performing Assets. Our total impaired assets consisted of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$630	$769
Commercial real estate - non-owner occupied	348	2,871
Construction and land development	5,511	4,946
Multi-family	824	46
1-4 family	539	1,006
Total non-accrual commercial real estate	7,852	9,638
Commercial and industrial	622	2,842
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	440	612
Other	811	1,030
Total non-accrual consumer and other loans	1,251	1,642
Total non-accrual loans and leases	9,725	14,122
Foreclosed properties, net	595	1,574
Total non-performing assets	10,320	15,696
Performing troubled debt restructurings	789	1,105
Total impaired assets	$11,109	$16,801

Total non-accrual loans and leases to gross loans and leases	1.02%	1.55%
Total non-performing assets to total loans and leases plus other real estate owned	1.08	1.72
Total non-performing assets to total assets	0.82	1.28
Allowance for loan and lease losses to gross loans and leases	1.59	1.69
Allowance for loan and lease losses to non-accrual loans and leases	156.14	109.05
As of September 30, 2013 and December 31, 2012, $8.6 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively.

A summary of our non-accrual loan and lease activity from December 31, 2012 through September 30, 2013 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$14,122
Loans and leases transferred to non-accrual status	2,879
Non-accrual loans and leases returned to accrual status	(670)
Non-accrual loans and leases transferred to foreclosed properties	(595)
Non-accrual loans and leases partially or fully charged-off	(658)
Cash received and applied to principal of non-accrual loans and leases	(5,353)
Non-accrual loans and leases as of the end of the period	$9,725

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of September 30, 2013, non-performing assets as a percentage of total assets declined to 0.82% from 1.28% at December 31, 2012. The exit strategies undertaken, including but not limited to foreclosure and other collection actions, charge-offs, and pay-offs, outpaced the identification of new impaired loans and therefore we experienced a net reduction in our non-accrual loans and leases as well as an overall reduction in our non-performing assets to total loans and leases and foreclosed properties. Total non-performing assets to total loans and leases and foreclosed properties as of September 30, 2013 and December 31, 2012 were 1.08% and 1.72%, respectively. We believe the decline in this ratio provides insight as to our success in working problem assets through the entire process and mitigating further losses.

We also monitor early stage delinquencies to provide insight into potential future problems. As of September 30, 2013, the payment performance did not point to any new areas of concern, as approximately 99% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 - Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of our unaudited Consolidated Financial Statements. We are seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings and therefore, we expect to continue to experience additions to non-accrual loans. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current level of non-accrual loans, any improvement in reducing this balance further will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances, however, we may experience some volatility in this trend from time to time.
Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing credit management efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality continues to improve, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. As of September 30, 2013 and December 31, 2012, our allowance for loan and lease losses to total non-accrual loans and leases was 156.14% and 109.05%, respectively. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2013.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,	As of and for the Nine Months Ended September 30,	As of and for the Year Ended December 31,
	2013	2012	2012
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$9,272	$11,330	$11,006
Impaired loans and leases with impairment reserves required	1,242	2,413	4,221
Total impaired loans and leases	10,514	13,743	15,227
Less:
Impairment reserve (included in allowance for loan and lease losses)	730	966	1,517
Net impaired loans and leases	$9,784	$12,777	$13,710
Average impaired loans and leases	$12,848	$18,653	$17,945
Foregone interest income attributable to impaired loans and leases	$720	$1,100	$1,432
Less: Interest income recognized on impaired loans and leases	206	321	321
Net foregone interest income on impaired loans and leases	$514	$779	$1,111

Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. We record the charge-off through our allowance for loan and lease losses. For the nine months ended September 30, 2013, we recorded net charge-offs of $458,000 compared to recording net charge-offs for the nine months ended September 30, 2012 of $2.8 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe our allowance for loan and lease loss reserve was recorded at the appropriate level at September 30, 2013. However, given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Allowance at beginning of period	$15,202	$14,818	$15,400	$14,155
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	(113)
Commercial real estate — non owner occupied	(135)	—	(735)	—
Construction and land development	—	—	(8)	(34)
Multi-family	—	—	—	(130)
1-4 family	—	(20)	(33)	(190)
Commercial and industrial	—	(1,140)	(14)	(2,668)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	(5)	—	(72)
Other	—	(8)	(4)	(35)
Total charge-offs	(135)	(1,173)	(794)	(3,242)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	2	—	3
Commercial real estate — non owner occupied	1	179	61	179
Construction and land development	1	3	255	101
Multi-family	—	—	—	—
1-4 family	3	2	7	8
Commercial and industrial	3	1	4	65
Direct financing leases	—	—	5	—
Consumer and other
Home equity and second mortgages	1	2	4	9
Other	—	22	—	29
Total recoveries	9	211	336	394
Net charge-offs	(126)	(962)	(458)	(2,848)
Provision for loan and lease losses	109	850	243	3,399
Allowance at end of period	$15,185	$14,706	$15,185	$14,706
Annualized net charge-offs as a % of average gross loans and leases	0.05%	0.44%	0.07%	0.44%

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2012	$1,574
Loans transferred to foreclosed properties	595
Payments to priority lien holders of foreclosed properties	—
Proceeds from sale of foreclosed properties	(1,573)
Net gain on sale of foreclosed properties	58
Impairment valuation	(59)
Foreclosed properties as of September 30, 2013	$595

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2013 were the interest payments due on subordinated and junior subordinated notes. In July 2013, FBB declared a dividend in the amount of $2.0 million to the Corporation bringing 2013 year-to-date dividends to a total of $6.0 million. During 2012, FBB declared and paid dividends totaling $6.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of September 30, 2013 and December 31, 2012, our immediate on-balance-sheet liquidity was $277.9 million and $260.4 million, respectively. At September 30, 2013 and December 31, 2012, the Banks had $56.8 million and $53.1 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $414.3 million of outstanding brokered deposits at September 30, 2013, compared to $374.4 million of brokered deposits as of December 31, 2012, which represented 36.7% and 34.3%, respectively, of the ending balance of total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered certificates of deposit are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate brokered deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.

Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter-time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of September 30, 2013 and December 31, 2012.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the nine-month period ended September 30, 2013. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the Federal Reserve Bank and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2013, the available liquidity was in excess of the stated minimum and was equal to approximately 26 months of maturities. As on-balance-sheet liquidity is utilized to fund growth, asset quality continues to improve and the ratio of in-market deposits to total deposits remains within an acceptable range, management may continue to be comfortable reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of brokered certificates of deposits in the event of a disruption in the brokered market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Contractual Obligations and Off-Balance-Sheet Arrangements
There were no significant changes to our contractual obligations and off-balance arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
We use two techniques to measure interest rate risk. The first is simulation of earnings in which the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented and modeled under different rate scenarios. The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and ability to utilize such instruments should they be appropriate to manage interest rate exposure.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2013 has not changed materially since December 31, 2012.

Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013.
There was no substantial change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	208	$31.95	—	$—
August 1, 2013 - August 31, 2013	4,746	$33.00	—	—
September 1, 2013 - September 30, 2013	—	$—	—	—
Total	4,954		—	—

(1)	The shares in this column represents 4,954 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 25, 2013	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 25, 2013	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.