Form 10-K
period 2013-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2014-03-07
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34095
FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive, Madison, WI	53719
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (608) 238-8008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Common Share Purchase Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $117.4 million.

As of February 27, 2014, 3,944,795 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2014 are incorporated by reference into Part III hereof.

2

PART I.

Item 1. Business

BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and engaged in the commercial banking business through our two wholly-owned bank subsidiaries, First Business Bank (“FBB”), headquartered in Madison, Wisconsin, and First Business Bank-Milwaukee (“FBB-Milwaukee” and, together with FBB, the “Banks”), headquartered in Brookfield, Wisconsin. All of our operations are conducted through the Banks and certain subsidiaries of FBB. The Banks operate as business banks focusing on delivering a full line of commercial banking products, including commercial loans and commercial real estate loans, and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Banks generally target businesses with annual sales between $2.0 million and $75.0 million. Because of their focus on business banking, the Banks do not utilize branch networks to attract retail clients and, to supplement their business banking deposit base, the Banks utilize wholesale funding alternatives to fund a portion of their assets. As of December 31, 2013, on a consolidated basis, we had total assets of $1.269 billion, total deposits of $1.130 billion and total stockholders’ equity of $109.3 million.

Our Business Lines

Commercial Lending

We strive to meet the specific commercial-lending needs of small- to medium-sized companies in our target market areas of Wisconsin, primarily through lines of credit for working capital needs and term loans to businesses with annual sales between $2.0 million and $75.0 million. Through FBB, we have a strong presence in Madison and its surrounding areas. In 2000, we opened FBB-Milwaukee to take advantage of the strong commercial base located in Milwaukee and the surrounding communities. In 2006, FBB opened a loan production office in Appleton to take advantage of the strong commercial environment in Northeast Wisconsin. Since then, we have opened additional loan production offices in Oshkosh and Green Bay.

Our commercial loans are typically secured by various types of business assets, including inventory, receivables and equipment. We also originate loans secured by commercial real estate, including non-residential owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2013, our commercial real estate and commercial loans, excluding asset-based lending and equipment financing, represented approximately 79.7% of our total gross loans and leases receivable.

Asset-Based Financing

First Business Capital Corp. (“FBCC”), a wholly-owned subsidiary of FBB, is focused on asset‑based lending to small‑ to medium-sized companies. With its seven sales offices located in six states, FBCC does not limit itself to conducting business in Wisconsin.

FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions (e.g., leveraged or management buyouts), capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, FBCC is positioned to provide cost-effective financing solutions to companies with annual sales between $5.0 million and $50.0 million and do not have the established stable cash flows necessary to qualify for a more traditional commercial lending product. Asset-based lending is generally more profitable than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2013, our asset-based lending line represented 13.3% of our total gross loan and leases receivable.

First Business Factors (“FBF”), a division of FBCC, provides factored receivable financing by purchasing accounts receivable from clients on a full recourse basis and advances up to 85% of the purchased receivable. FBF provides competitive rates to clients starting up, seeking growth and needing cash flow support, or currently experiencing financial issues. Factored receivable arrangements typically have contracts of one to two years. Similar to asset-based lending, factoring is generally more profitable than traditional commercial lending, and complements our traditional commercial portfolio. The purchase of the accounts receivable on a full recourse basis mitigates our risk and provides us with more diverse income opportunities. We started this line of business in November 2012 and we believe we will continue to grow this business in the future. The FBF office is located in Chicago, Illinois. As of December 31, 2013, our factored receivable financing line represented 0.1% of our total gross loan and leases receivable.

Equipment Financing

First Business Equipment Finance, LLC (“FBEF”), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including leases and loans, to address the financing needs of commercial clients in a variety of industries. FBEF’s focus includes manufacturing equipment, industrial assets, construction and transportation equipment, and drilling and oil field equipment, in addition to a wide variety of other commercial equipment. These financings generally range between $1.0 million and $10.0 million with terms of 36 to 84 months. We believe that we will continue to grow this business through our existing offices in Wisconsin, Kansas City, Kansas and Denver, Colorado. As of December 31, 2013, our equipment financing business line represented approximately 5.4% of our total gross loans and leases receivable.

Treasury Management Services

The Banks provide comprehensive services for commercial clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, fraud protection, information reporting, reconciliation and data integration solutions. The Banks also offer a variety of deposit accounts and balance optimization solutions. As we continue to seek to diversify our income and increase our non-interest income, we have focused on increasing these services and have emphasized these offerings with new and existing business clients.

Trust and Investment Services

FBB, through its First Business Trust & Investments division, acts as fiduciary and investment manager for individual and corporate clients, creating and executing asset allocation strategies tailored to each client’s unique situation. First Business Trust & Investments has full fiduciary powers and offers trust, estate, financial planning and investment services, acting in a trustee or agent capacity. First Business Trust & Investments also provides brokerage and custody-only services, for which it administers and safeguards assets but does not provide investment advice. At December 31, 2013, First Business Trust & Investments had $959.0 million of assets under management and administration.

Competition

The Banks encounter strong competition in attracting commercial loan, asset-based finance, equipment finance and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, credit unions exempt from income taxes operate in the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. We believe that the strength of our executive management team, the experience and capabilities of our front-line banking professionals, the range and quality of the products that we offer and our emphasis on building long-lasting relationships sets us apart from our competitors.

The following table lists the counties in which the Banks have their main offices as well as certain other information as of June 30, 2013, the most recent data published by the FDIC:

County	Total Number of Banking Organizations	Total Number of Banking Offices	Total Deposits in County (In Thousands)	FBFS Market Share Rank	FBFS Market Deposit Share
Dane County	40	187	$13,525,864	5	6.97%
Waukesha County	38	194	$10,153,346	14	2.14%

Employees

At December 31, 2013, we had 164 employees equating to 145.4 full-time equivalent employees. We believe that our relationship with our employees is good. At December 31, 2013, none of our employees were represented by a union.

Our Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison, Wisconsin and the surrounding area. FBB’s product lines include commercial loans, commercial real estate loans, equipment loans and leases and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB also offers trust and investment services through First Business Trust & Investments, a division of FBB. FBB has three loan production offices in the Northeast Region of Wisconsin serving Appleton, Oshkosh, and Green Bay and their surrounding areas.

FBB has four wholly-owned subsidiaries:

•
First Business Capital Corp., is an asset-based commercial lending company specializing in providing lines of credit, factored receivable financing and term loans secured by accounts receivable, inventory, equipment and real estate assets, primarily to manufacturers and wholesale distribution companies located predominately in the Midwest. FBCC was established in 1995 and has sales offices in seven states.

•
First Business Equipment Finance, LLC is a commercial equipment finance company offering a full array of finance and leasing options to commercial clients of which the largest percentage are currently located in Wisconsin. It offers new and replacement equipment loans and leases, debt restructuring, consolidation, and sale-lease-back transactions through its primary banking locations in Wisconsin and business development offices in Kansas City, Kansas and Denver, Colorado.

•
FBB Real Estate, LLC (“FBBRE”) is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings.

•	First Madison Investment Corp. (“FMIC”) is located in and formed under the laws of the state of Nevada, and was organized for the purpose of managing a portion of FBB’s investment portfolio.

As of December 31, 2013, FBB had total gross loans and leases of $867.0 million, total deposits of $937.7 million and total stockholders’ equity of $110.8 million.

First Business Bank-Milwaukee

FBB-Milwaukee is a state bank chartered in 2000 in Wisconsin. We formed FBB-Milwaukee to focus on commercial banking in the greater Milwaukee market area. Like FBB, FBB-Milwaukee’s product lines include commercial loans, commercial real estate loans and treasury management services for similar sized businesses as those served by FBB. FBB-Milwaukee offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB-Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB-Milwaukee has one wholly-owned subsidiary, FBB-Milwaukee Real Estate, LLC (“FBBMRE”), which is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings.

As of December 31, 2013, FBB-Milwaukee had total loans of $114.7 million, total deposits of $197.9 million and total stockholders’ equity of $16.3 million.

FBFS Statutory Trust II

In September 2008, we formed FBFS Statutory Trust II (“Trust II”), a Delaware business trust wholly-owned by FBFS. In 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II also issued common securities in the amount of $315,000 to us. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% junior subordinated notes issued by us. FBFS has the right to redeem the junior subordinated notes at each interest payment date on or after September 26, 2013. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated notes on September 26, 2038. FBFS’s ownership interest in Trust II has not been consolidated into the financial statements.

Corporate Information

Our principal executive offices are located at 401 Charmany Drive, Madison, Wisconsin 53719 and our telephone number is (608) 238-8008. We maintain an Internet website at www.firstbusiness.com. This Form 10-K and all of our other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through that website, free of charge, including copies of our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that we file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). These filings are also available to the public on the internet at the SEC’s website at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0300 for further information on the public reference room.

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

Madison

As the capital city of Wisconsin and home of the University of Wisconsin - Madison, our Madison market, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce (more than 45% of the population of Dane County age 25 or older holds a bachelor’s degree or higher degree according to the U.S. Census Bureau, as compared to 26% for the State of Wisconsin as a whole). While the economy of the Madison market is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments, including significant concentration of insurance companies (one of which, American Family Insurance Group, is a Fortune 500 Company) and agricultural-related industries. Madison is also home to a concentration of research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as the University of Wisconsin Hospital, which provides healthcare services to the South Central Wisconsin market.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the Madison metropolitan statistical area ("MSA"), consisting of Dane County, Columbia County and Iowa County, had a total population of 568,593 and 229,033 total households. Since 2000, the Madison MSA has experienced population growth of 13%, compared to the State of Wisconsin's population growth rate of 6%. Due to the composition of its workforce and major economic drivers, the Madison area generally experienced fewer adverse economic effects than many other areas of the country during the period of challenging economic conditions in recent years. As of April, 2010, the five-year average median household income level in Dane County - the largest county within the Madison MSA - was $60,519, which compares favorably to the average median household income levels in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. According to preliminary Bureau Labor of Statistics data, as of December 2013, the unadjusted unemployment rate in the Madison MSA was 4.0% compared to the national unemployment rate of 6.5% and an unemployment rate in the State of Wisconsin of 5.8%. The unemployment rate in the Madison MSA improved 0.7% from December 2012, compared to the improvement in the national and Wisconsin averages, which was 1.1% and 0.8%, respectively over the same period.

Milwaukee

Our Milwaukee market, the primary commercial and industrial hub for Southeastern Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies and education. The metropolitan area ranks among the top manufacturing centers in the United States. Milwaukee’s percentage of workforce in the manufacturing sector is one of the highest of any MSA. In addition to this strong manufacturing base, Milwaukee is home to several major hospitals, providing health services to the greater Southeastern Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-size firms with representatives in nearly every industrial classification. The Milwaukee area is also the home to six Fortune 500 companies, including Johnson Controls, Inc., Harley Davidson, Inc., Kohl’s Corporation, Rockwell Automation, Inc., ManPower Group and Northwestern Mutual.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the Milwaukee MSA, consisting of Milwaukee County, Ozaukee County, Washington County, and Waukesha County, had a total population of 1,555,908 and 615,847 total households. Since 2000, the Milwaukee MSA has experienced a population growth of 4%, compared to the State of Wisconsin’s population growth rate of 6%. As of April, 2010, the five-year average median household income level in Waukesha County - our primary market within the Milwaukee Area - was $75,064, which compares favorably to the median household income level averages in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. Despite the period of challenging economic conditions in recent years, the Milwaukee area has begun to experience improvement in its general economic climate. As of December 2013, the preliminary unadjusted unemployment rate in the Milwaukee MSA was 6.2%, compared to the national unemployment rate of 6.5% and an unemployment rate in the State of Wisconsin generally of 5.8%. The unemployment rate in the Milwaukee MSA improved 0.7% from December 2012, compared to the improvement in the national and Wisconsin averages, which was 1.1% and 0.8%, respectively, over the same period.

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

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the three major MSAs in our Northeast Wisconsin market (Appleton, Green Bay and Oshkosh-Neenah) had a total population of 698,901 and total households of 275,674. Since 2000, these MSAs have experienced a population growth of 9%, compared to the State of Wisconsin’s population growth rate of 6%. As of April, 2010, the five-year average median household income level in Outagamie County - where our primary loan production office in this region is located - was $55,914, compared to the median household income level averages in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. According to the Bureau of Labor Statistics, as of December 2013, the preliminary unemployment rate in the three major MSAs in this market ranged from 5.1% to 5.3%, compared to the national unemployment rate of 6.5% and an unemployment rate in the State of Wisconsin of 5.8%. These unemployment rates improved 0.8% from December 2012 in all three major MSAs in this market, compared to the improvement in the national and Wisconsin averages, which was 1.1% and 0.8%, respectively, over the same period.

Executive Officers of the Registrant

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 51, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiaries FBCC and First Madison Investment Corp. Mr. Chambas has over 25 years of commercial banking experience. Prior to joining FBFS, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

James F. Ropella, age 54, has served as Senior Vice President and Chief Financial Officer of FBFS since September 2000. Mr. Ropella also serves as the Chief Financial Officer of each of the Banks. He also currently serves as a director of our subsidiaries First Madison Investment Corp. and FBB - Milwaukee. Mr. Ropella has over 30 years of experience in finance and accounting, primarily in the banking industry. Prior to joining FBFS, Mr. Ropella was treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as U.S. Bancorp. On February 20, 2014, Mr. Ropella announced his plans to retire from his position during the fourth quarter of 2014. In order to ensure a smooth transition, Mr. Ropella will remain in his position at FBFS as we conduct a thorough search for his replacement. We anticipate establishing a longer-term consulting arrangement with Mr. Ropella following his retirement.

Michael J. Losenegger, age 56, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Chief Credit Officer of the Banks. He also currently serves as a director for our subsidiaries First Madison Investment Corp., FBCC and FBEF. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS’s Chief Operating Officer since September 2006. Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 25 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 60, has served as FBFS’s General Counsel since June 2008 and as Senior Vice President/Corporate Secretary since December 2007. Ms. Conley also serves as General Counsel, Senior Vice President and Corporate Secretary of the Banks. She has also served as a Director of FBCC since June 2009. Ms. Conley has over 30 years of experience in commercial banking. Directly prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 49, has served as Senior Vice President-Human Resources & Administration of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 20 years.

Mark J. Meloy, age 52, has served as President and Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He currently serves as CEO of FBEF. He also currently serves as a director of our subsidiaries FBB and FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 62, has served as President of FBB’s Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust and investment advice. Prior to joining FBFS, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 60, has served as the President and Chief Executive Officer of FBCC since January 2006. He also serves as a director for FBCC. Mr. Batson has over 30 years of experience in asset-based lending. Directly prior to joining FBCC, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.

David J. Vetta, age 59, has served as President and Chief Executive Officer of FBB-Milwaukee since January 2007. He also serves as a director for FBB-Milwaukee. Prior to joining FBB-Milwaukee, Mr. Vetta was Managing Director at JP Morgan Asset Management since 1992 overseeing National Institutional Investment Sales teams and the Regional Private Client Group, while serving as a member of the executive committee. Mr. Vetta was affiliated with JP Morgan Chase and its predecessor companies in various other roles since 1976.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Division of Banking of the Wisconsin Department of Financial Institutions (the “WDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board and securities laws administered by the SEC and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation which allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets. This legislation imposes additional requirements on institutions in which the Treasury has an investment.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to us and the Banks. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) prohibited in the so-called “Volcker Rule,” subject to numerous exceptions, depository institutions and affiliates from making certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of FBFS and the Banks.
The Increasing Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are significantly more stringent than those in place currently and historically.
FBFS and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital, but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.
Under current federal regulations, the Banks are subject to the following minimum capital standards:

•
a leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	a risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other nonpermanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Banks’ respective allowance for loan and lease losses. Further, “risk-weighted assets” for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance-sheet exposures to which required risk weightings of 0% to 100% are applied.
The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, under current federal regulations, must maintain:

•	a leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	a ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	a ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.
Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the levels to be considered well-capitalized.
Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
As of December 31, 2013: (i) neither of the Banks were subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) the Banks were each “well-capitalized,” as defined by FDIC regulations. As of December 31, 2013, FBFS had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Banks and are being phased in for FBFS, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.
U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the FDIC’s prompt corrective action rules (each as discussed further below). The phase-in periods commence on January 1, 2016 and extend until 2019.
The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010 by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a Bank’s Common Equity Tier 1 Capital.
The Basel III Rule requires:

•	a new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	an increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•	a continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	a minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer.
The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank or holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weighting of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like FBFS and the Banks to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. Our management is currently evaluating whether we will make the opt-out election.

FBFS
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
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow us to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the applicable capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have not elected to operate as a financial holding company.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of these capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.
U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced a program that provided Tier 1 Capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions. This program, known as the Troubled Asset Relief Program-Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. We did not participate in the CPP.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporation Law, which prohibit us from paying dividends if such payment would: (i) render us unable to pay our debts as they become due in the usual course of business, or (ii) result in our assets being less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) such bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, FBFS is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Banks
General. The Banks are Wisconsin-chartered banks, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As Wisconsin-chartered FDIC-insured banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Banks, are not members of the Federal Reserve System (“nonmember banks”). The Banks are members of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.
As of January 1, 2012, FBB had reached total assets of greater than $1 billion, and as a result became subject to further reporting requirements under FDIC rules, specifically 12 C.F.R. Part 363 (“Annual Independent Audits and Reporting Requirements”). Pursuant to these rules, management prepares a report that contains an assessment by management of the effectiveness of our internal control structure and procedures for financial reporting as of the end of the fiscal year. FBB is also required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting that includes the Reports of Condition and Income (a so-called “Call Report”) and/or our FR Y-9C report. In accordance with FDIC rules, we will satisfy these requirements on behalf of FBB.
Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Banks prepaid their assessments based on their respective actual September 30, 2009 assessment bases, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessments not exhausted after collection of the amounts due on June 30, 2013 were returned to institutions and normal quarterly payments resumed.
Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Banks’ FDIC deposit insurance premiums.
The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.
FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.
Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of the WDFI. The amount of the assessment is calculated on the basis of total assets. During the year ended December 31, 2013, FBB and FBB - Milwaukee paid supervisory assessments to the DFI totaling $44,000 and $9,200, respectively.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.
Dividend Payments. Under Wisconsin banking law, the Banks generally may not pay dividends in excess of their respective undivided profits, and if dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the Banks may not declare or pay any dividend in the current year that exceeds year-to-date net income. The various bank regulatory agencies have authority to prohibit banks under their jurisdiction from engaging in an unsafe or unsound practice. Under certain circumstances, the payment of a dividend by the Banks could be considered an unsafe or unsound practice. In the event that: (i) the FDIC or the WDFI increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the board of directors of the Bank may decide or be required by the FDIC or the WDFI to retain a greater portion of the Bank’s earnings, thereby reducing or eliminating dividends.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Banks exceeded the minimum capital requirements under applicable guidelines, and, as of December 31, 2013, approximately $71.1 million was available to be paid as dividends by FBB. FBB - Milwaukee did not have any capacity to pay dividends at that time. Notwithstanding the availability of funds for dividends, however, the WDFI and FDIC may prohibit the payment of dividends by the Banks if they determine such payment would constitute an unsafe or unsound practice.
Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between the Banks and its “affiliates.” We are an affiliate of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Banks. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to its directors and officers, to our directors and officers and our subsidiaries, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of FBFS or the Banks, or a principal shareholder of FBFS, may obtain credit from banks with which the Banks maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority. The Banks have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals.
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states with laws expressly authorizing such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.
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
Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: (i) the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; (ii) for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and (iii) for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.
Federal Home Loan Bank System. The Banks are members of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB. Outstanding FHLB advances as of December 31, 2013 amounted to $0.
Community Reinvestment Act Requirements. The Community Reinvestment Act requires each Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Banks’ records of meeting the credit needs of their respective communities. Applications for additional acquisitions would be affected by the evaluation of the Banks’ effectiveness in meeting their respective Community Reinvestment Act requirements.
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
Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit bank’s levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio, the Banks do not exceed these guidelines. Even though the Banks do not exceed these regulatory guidelines, we believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.
Consumer Financial Services
There are numerous developments in federal and state laws regarding consumer financial products and services that impact each Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Banks, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. Due to our limited consumer mortgage portfolio, we do not currently expect these provisions to have a significant impact on our operations; however, additional compliance resources will be needed to monitor changes.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd‑Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset‑backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
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
In general, qualified residential mortgage lending is a small component of our business. Management has taken necessary actions to ensure compliance with the new requirements of this rule; however, the implementation of this final rule did not have a significant impact to our operations.
Changes to Mortgage Loan Originator Compensation. Under existing regulations, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014. As we service fewer than 5,000 mortgage loans, we are exempt from this requirement.
Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.
Additional Constraints on FBFS and the Banks
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHCA to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”). Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•	the TruPS CDO was established, and the interest was issued, before May 19, 2010;

•	the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•	the banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, we do not currently anticipate that the Volcker Rule will have a material effect on the operations or financial condition of FBFS or the Banks. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on us, the Banks, our clients or the financial industry more generally, cannot be determined.

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

Risks Related to Our Business

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans, and charge-offs, which would require increases in our provision for loan and lease losses.
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve, or even if it does improve, our borrowers may experience difficulties in repaying their loans and leases, and the level of nonperforming loans and leases, charge-offs and delinquencies could rise and require increases in the provision for loan and lease losses, which would cause our net income and return on equity to decrease.
Our allowance for loan and lease losses may not be adequate to cover actual losses.
We establish our allowance for loan and lease losses and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The allowance for loan and lease losses represents our estimate of probable losses inherent in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific relationships, as well as probable losses inherent in our loan and lease portfolio that are not specifically identified. Additions to the allowance for loan and lease losses, which are charged to earnings through the provision for loan and lease losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan and lease losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
At December 31, 2013, our allowance for loan and lease losses as a percentage of total loans and leases was 1.42% and as a percentage of total nonperforming loans and leases was 87.7%. Although management believes that the allowance for loan and lease losses is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to nonaccrual loans or to properties acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, financial condition and results of operations.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At December 31, 2013 we had $645.1 million of commercial real estate loans, which represented 65.7% of our total loan portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2013, approximately 29.9%, or $293.6 million, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset‑based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2013, our nonperforming loans totaled $15.9 million, or 1.61% of our loan and lease portfolio, and our nonperforming assets (which include nonperforming loans and foreclosed properties) totaled $16.2 million, or 1.28% of total assets.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These nonperforming loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Real estate construction and land development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction and land development loans comprised approximately 7.0% of our total loan and lease portfolio as of December 31, 2013, and such lending involves additional risks because funds are advanced upon the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Although it has recently shown certain signs of improvement, since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels under more favorable economic conditions. Likewise, many local governments have been experiencing certain difficulties, including lower tax revenues, which have impacted their ability to cover costs. Unemployment also remains at elevated levels. Under conditions such as these in the past, the financial services industry has been affected by declines in the values of various significant asset classes and the lack of opportunities to originate new loans. While these challenges are generally less severe today than during certain periods in the recent past, their impact continues to be felt, particularly with respect to loan originations.
As a result of these economic conditions, many lending institutions, including the Banks, have experienced declines in the performance of their loans from historical norms in recent years. Moreover, competition among depository institutions, particularly for quality loans, has increased significantly. In addition, the values of real estate collateral supporting many loans remain below previous levels and may decline in the future. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been diligent in responding to concerns and trends identified in examinations, including through formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to continue to improve, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects on us and others in the financial services industry noted above.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.
Our operations are heavily concentrated in the South Central region of Wisconsin and to a lesser extent the Southeastern and Northeastern regions of Wisconsin, and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Wisconsin economy and real estate market were not affected as severely as some other areas of the United States during the challenging economic environment of recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
Among other things, our strategic plan currently calls for maintaining strong asset quality, generating in-market core deposits to improve our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our market areas and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
Although we do not have any current definitive plans to do so, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we open new offices or undertake acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.
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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.
Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.
The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-09 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which will increase both the amount and quality of capital that financial institutions must hold.
The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC’s authority to raise the premiums we pay for deposit insurance. The legislation allows financial institutions to pay interest on business checking accounts, contains provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties) and establishes the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly traded companies.
In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions will become subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.
The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and the Basel III Rule, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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
On July 21, 2011, all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for clients. Although this development has not meaningfully impacted our interest expense in the current low-interest-rate, high-liquidity environment in which competition among financial institutions for deposits is generally low, competitive pressures in the future may require us to pay increased interest on these demand deposits to attract and retain business clients, in which case our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on our business, financial condition and results of operations.
Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of customer deposits, which we supplement with other sources such as brokered deposits. Such account and deposit balances can decrease when clients perceive alternative investments as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our core deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. As of December 31, 2013, 40.6% of FBB’s total deposits and 7.7% of FBB-Milwaukee’s total deposits were brokered deposits. If the Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Regional and community banks generally have less access to the capital markets than do national and super‑regional banks because of their smaller size and limited analyst coverage. During periods of economic turmoil or decline, the financial services industry and the credit markets generally may be materially and adversely affected by declines in asset values and by diminished liquidity. As demonstrated by the recent financial crisis, under such circumstances the liquidity issues are often particularly acute for regional and community banks, as larger financial institutions may curtail their lending to regional and community banks to reduce their exposure to the risks of other banks. Correspondent lenders may also reduce or even eliminate federal funds lines for their correspondent clients in difficult economic times.
As a result, we rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

On February 20, 2014, Mr. James F. Ropella, our Senior Vice President and Chief Financial Officer announced his plans to retire from his position during the fourth quarter of 2014.  Mr. Ropella will remain in his position as we conduct a thorough search for his replacement and we anticipate establishing a longer-term consulting arrangement with Mr. Ropella following his retirement.  There can be no guarantee that we will find a suitable successor to Mr. Ropella by the fourth quarter of 2014.  Additionally, the search for Mr. Ropella’s successor will require significant time and focus from our senior management and board of directors, which could adversely affect our business if we fail to pursue other beneficial opportunities due to the demands of conducting such a search.

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
Rising interest rates may also result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders’ equity. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
The risk of net interest margin compression is typically heightened during prolonged periods of low short-term interest rates, such as that which the financial service industry has been experiencing in recent years and is expected to continue to face in the near future. This may have a material adverse effect on our net interest income and our results of operations.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2013, the fair value of our securities portfolio was approximately $180.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
The Company is a bank holding company and its sources of funds necessary to meet its obligations are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Banks, which are subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, pay our obligations and meet our debt service requirements is derived primarily from our existing cash flow sources, our third party line of credit, dividends received from the Banks, or a combination thereof. Future dividend payments by the Banks to us will require generation of future earnings by the Banks and are subject to certain regulatory guidelines. If the Banks are unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.
Competition from other financial institutions could adversely affect our profitability.
We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract quality clients and distinguish one financial institution from another include value‑added relationships, interest rates and rates of return, types of accounts, service fees, flexibility, and quality of service.
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than we do. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our target markets. Furthermore, tax-exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for nonbanks to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
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
We are subject to certain operational risks, including, but not limited to, clients or employee fraud and data processing system failures and errors.
Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors or misconduct could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate our operational risks, including data processing system failures and errors and client or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
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
A breach in security of our systems or our third‑party service providers’ communications and information technologies, including with respect to our internet banking activities, could have a material adverse effect on our business.
We rely heavily on communications and information technology to conduct our business and internet banking activities. Any failure or interruption due to a breach in security, denial of service attack, malware and spyware or other disruptive activity by hackers could result in failures or disruptions in our general ledger, deposit, loan, investment management, debit card management system, electronic banking and other systems or those of our internet banking clients. As part of our business, we collect, process and retain sensitive and confidential client information on our behalf and on behalf of other third parties. Advances in computer capabilities or other developments could result in a breach of our systems designed to protect client data despite the security measures we have in place. We have policies and procedures designed to prevent or limit the effect of such a failure or interruption due to a security breach or other events of our information systems; however, there can be no assurance that any such events will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our or our internet banking clients’ information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to litigation and possible financial liability which could have an adverse effect on our operating results and financial condition. Failure in any of these situations subjects us to risks that may vary in size and scope.
In addition, we rely on third‑party service providers for a substantial portion of our communications, information, operating and financial control systems technology. While we have selected these third‑party service providers carefully, we do not control their actions. If any of these third‑party service providers experience financial, operational or technological difficulties, security breaches, or if there is any disruption in our relationships with them, we may be required to locate alternative sources for these services. There can be no assurance that we could negotiate terms as favorable to us or obtain services with similar functionality as we currently have without the expenditure of substantial resources. Any of these circumstances could have a material adverse effect on our business.
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
Our trust and investment services operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for services based on the market value of assets under management. Because most of our contracts provide for a fee based on market values of securities, declines in securities prices will generally have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our clients’ trust and investment services accounts could result in us losing trust and investment services clients, including those who are also banking clients.
We are subject to claims and litigation pertaining to our fiduciary responsibilities.
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If fiduciary investment decisions are not appropriately documented to justify action taken or trades are placed incorrectly, among other possible claims, and if these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition and results of operations.
Negative publicity could damage our reputation and adversely impact our business and financial results.
Reputation risk, or the risk to our earnings and capital due to negative publicity, is inherent in our business. Negative publicity can result from our actual or alleged conduct in a number of activities, including lending practices, information security, management actions, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract clients, and can expose us to litigation and regulatory action, all of which could have a material adverse effect on our business, financial condition and results of operations.
Potential acquisitions may disrupt our business and dilute stockholder value.

While we remain committed to organic growth, we also may consider acquisition opportunities involving complementary financial service organizations if the right situation were to arise. Various risks commonly associated with acquisitions, include, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	Possible loss of key employees and clients of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

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

We are subject to changes in accounting principles, policies or guidelines.

Our financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Our internal controls may be ineffective.

Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could cause us to report a material weakness in internal control over financial reporting and conclude that our controls and procedures are not effective, which could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Investing in Our Common Stock
Our stock is thinly traded and our stock price can fluctuate.
Although our common stock is listed for trading on the NASDAQ Global Select Market, low volume of trading activity and volatility in the price of our common stock may make it difficult for our shareholders to sell common stock when desired and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.
To maintain adequate capital levels, we may be required to raise additional capital in the future, but that capital may not be available when it is needed and/or could be dilutive to our existing shareholders.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of the Banks we may need to limit or terminate cash dividends that can be paid to our shareholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and conditions in the capital markets at that time, and accordingly, we cannot guarantee our ability to raise capital on terms acceptable to us. In addition, if we decide to raise equity capital in the future, the interests of our shareholders could be diluted. Any issuance of common stock would dilute the ownership percentage of our current shareholders and any issuance of common stock at prices below tangible book value would dilute the tangible book value of each existing share of our common stock held by our current shareholders. The market price of our common stock could also decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to serve as a source of strength to the Banks, pay dividends, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.
If equity research analysts publish research or reports about our business with unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.
The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business and what is included in such research or reports. If equity analysts publish research reports about us containing unfavorable commentary, downgrade our stock or cease publishing reports about our business, the price of our stock could decline. If any analyst electing to cover us downgrades our stock, our stock price could decline rapidly. If any analyst electing to cover us ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2013:

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
For the purpose of generating business development opportunities in asset-based financing and equipment financing, office space is also leased in the following metropolitan areas: Minneapolis, Minnesota; Cleveland, Ohio; St. Louis, Missouri; Detroit, Michigan; Denver, Colorado; Chicago, Illinois and Kansas City, Kansas under shorter-term lease agreements, which generally have terms of less than one year.

Item 3. Legal Proceedings
We believe that no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations or cash flows. Since our subsidiaries act as depositories of funds, lenders and fiduciaries, they are occasionally named as defendants in lawsuits involving a variety of claims. This and other litigation is incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders, Price Range and Dividends Declared
The common stock of the Corporation is traded on the NASDAQ Global Select Market under the symbol “FBIZ.” As of February 28, 2014, there were 386 registered shareholders of record of the Corporation’s common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 592.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years, according to information provided by NASDAQ, and cash dividends declared in such years.

	High	Low	Dividend Declared
2013
1st Quarter	$27.99	$22.84	$0.14
2nd Quarter	30.10	25.51	0.14
3rd Quarter	33.95	29.03	0.14
4th Quarter	38.65	29.97	0.14
2012
1st Quarter	$19.00	$14.81	$0.07
2nd Quarter	23.50	16.20	0.07
3rd Quarter	24.51	20.00	0.07
4th Quarter	26.30	22.38	0.07

Dividend Policy
It has been our practice to pay a dividend to common shareholders. Dividends historically have been declared in the month following the end of each calendar quarter. However, the timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the “Board”) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies, supervisory actions and other factors considered relevant by the Board. Refer to Item 1 - Business - Supervision and Regulation - FBFS - Dividend Payments for additional discussion regarding the limitations on dividends and other capital contributions by the Banks to the Corporation. The Board anticipates it will continue to declare dividends as appropriate based on the above factors.

Equity Compensation Plan Information

The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	51,000	$24.24	198,949
Equity compensation plans not approved by security holders	—	—	—

Issuer Purchases of Securities

The following tables sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	4,148	$32.49	—	$—
November 1, 2013 - November 30, 2013	6,116	35.52	—	—
December 1, 2013 - December 31, 2013	2,146	38.00	—	—
Total	12,410		—

(1)
All of the shares in this column represent: (i) the 7,128 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares; and (ii) 5,282 shares used to exercise stock options as part of a cashless exercise.

Item 6. Selected Financial Data
Five Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands, Except Per Share Data)
INCOME STATEMENT:
Interest income	$53,810	$54,766	$56,217	$56,626	$56,356
Interest expense	11,705	16,885	20,756	24,675	28,322
Net interest income	42,105	37,881	35,461	31,951	28,034
Provision for loan and lease losses	(959)	4,243	4,250	7,044	8,225
Non-interest income	8,442	8,699	7,060	6,743	6,450
Non-interest expense	29,188	28,076	25,977	25,465	23,810
Endowment to First Business Charitable Foundation	1,300	—	—	—	—
Goodwill impairment	—	—	—	2,689	—
Net (gain) loss on foreclosed properties	(117)	585	420	206	691
Income tax expense	7,389	4,750	3,449	2,349	717
Net income	$13,746	$8,926	$8,425	$941	$1,041

Yield on earning assets	4.52%	4.86%	5.22%	5.39%	5.57%
Cost of funds	1.18%	1.75%	2.20%	2.57%	3.03%
Interest rate spread	3.34%	3.11%	3.02%	2.82%	2.53%
Net interest margin	3.54%	3.36%	3.29%	3.04%	2.77%
Return on average assets	1.10%	0.75%	0.75%	0.09%	0.10%
Return on average equity	13.12%	12.65%	14.03%	1.67%	1.90%
ENDING BALANCE SHEET:
Total assets	$1,268,655	$1,226,108	$1,177,165	$1,107,057	$1,117,436
Securities	180,118	200,596	170,386	153,379	122,286
Loans and leases, net	967,050	896,560	836,687	860,935	839,807
Deposits	1,129,855	1,092,254	1,051,312	988,298	984,374
FHLB advances and other borrowings	11,936	12,405	40,292	41,504	57,515
Junior subordinated notes	10,315	10,315	10,315	10,315	10,315
Stockholders’ equity	109,275	99,539	64,214	55,335	54,393
FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to year-end loans	1.42%	1.69%	1.66%	1.85%	1.65%
Allowance to non-accrual loans and leases	87.68%	109.05%	65.03%	42.37%	50.76%
Net charge-offs to average loans and leases	0.06%	0.35%	0.74%	0.57%	0.69%
Non-accrual loans to gross loans and leases	1.61%	1.55%	2.56%	4.37%	3.26%
Average equity to average assets	8.39%	5.96%	5.32%	5.11%	5.19%
STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$3.50	$3.30	$3.23	$0.37	0.41
Diluted earnings per common share(1)	3.49	3.29	3.23	0.37	0.41
Book value per share at end of period	27.71	25.41	24.46	21.30	21.42
Tangible book value per share at end of period	27.71	25.41	24.46	21.29	20.34
Dividend declared per share	0.56	0.28	0.28	0.28	0.28
Dividend payout ratio	16.06%	8.51%	8.67%	75.68%	68.29%
Shares outstanding	3,943,997	3,916,667	2,625,569	2,597,820	2,539,306

(1)	Basic and diluted earnings per share reflect earnings per common share as calculated under the two-class method due to the existence of participating securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB or FBB - Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB - Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A—Risk Factors for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
The following discussion and analysis is intended as a review of significant events and factors affecting the financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented in this Form 10-K.

OVERVIEW
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. Products include commercial lending, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is focused on local decision-making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin combined with the efficiency of centralized administrative functions such as support for information technology, loan and deposit operations, finance and accounting and human resources. We believe we have a unique niche business banking model and we consistently operate within this niche. This allows us to provide a great deal of expertise in offering financial solutions to our clients with an experienced staff who serve our clients on an ongoing basis.
Our 2013 strategic initiatives included, but were not limited to, maintaining strong asset quality as well as increasing full-service banking relationships with commercial and industrial clients in order to increase our in-market deposits, enhancing our loan and lease portfolio and growing our non-interest income. We have achieved success on all points of this strategic plan by posting record net income and record pre-tax adjusted earnings while continuing to grow the balance sheet, maintaining strong asset quality, and improving our overall operating efficiency. In 2014, we plan to continue to diligently focus on maintaining asset quality, increasing the number and volume of transaction accounts in an effort to support ongoing efforts to increase fee revenue associated with treasury management services and maintaining our efficiency ratio. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors' businesses in our core Wisconsin markets. We continue to believe significant opportunity remains for this type of organic growth in our commercial business lines, particularly within our Milwaukee and Northeast Wisconsin markets.

OPERATIONAL HIGHLIGHTS

•	Our total assets increased to $1.269 billion as of December 31, 2013, a 3.5% increase from $1.226 billion at December 31, 2012.

•	Net income for the year ended December 31, 2013 was a record $13.7 million, 54.0% higher than the previous record of $8.9 million earned for the year ended December 31, 2012.

•	Diluted earnings per common share were $3.49 for the year ended December 31, 2013 compared to $3.29 earned in the prior year.

•	Net interest margin was 3.54% for the year ended December 31, 2013, improving 18 basis points compared to the year ended December 31, 2012.

•
Top line revenue, which consists of net interest income and non-interest income, of $50.5 million for the year ended December 31, 2013 increased 8.5% compared to $46.6 million for the same period in 2012.

•	Return on average assets and return on average equity for the year ended December 31, 2013 were 1.10% and 13.12% respectively, compared to 0.75% and 12.65% for 2012.

•
Pre-tax adjusted earnings, defined as pre-tax income excluding the effects of provision for loan and lease losses, other identifiable costs of credit and other discrete items unrelated to our primary business activities, increased 15.4% to a record level of $21.4 million for the year ended December 31, 2013 as compared to $18.5 million for the year ended December 31, 2012.

•	We recorded a negative $959,000 provision for loan and lease losses for the year ended December 31, 2013 as compared to an expense of $4.2 million for the year ended December 31, 2012.

•	Net loans and leases at December 31, 2013 increased $70.5 million, or 7.9%, to $967.1 million from $896.6 million as of December 31, 2012.

•	Non-performing assets were $16.2 million and 1.28% of total assets as of December 31, 2013, compared to $15.7 million and 1.28% as of December 31, 2012.

•	Net charge-offs as a percentage of average loans was 0.06% for the year ended December 31, 2013 compared to 0.35% for the year ended December 31, 2012.

•	Trust assets under management and administration as of December 31, 2013 were a record $959.0 million, an increase of $174.7 million, or 22%, from December 31, 2012.

•
Average in-market deposits of $712.3 million, or 64.4% of total deposits, for the year ended December 31, 2013 increased 9.8%, compared to $649.0 million, or 61.8% of total deposits, for the same period in 2012.

•	During the fourth quarter of 2013 we donated $1.3 million to the First Business Charitable Foundation (“the Foundation”), establishing an endowment for charitable giving in our markets.

RESULTS OF OPERATION

Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. In 2013, top line revenue increased by approximately 8.5% from the prior year. The components of top line revenue were as follows:

	For the Year Ended December 31,
	2013	2012	Change
	(Dollars In Thousands)
Net interest income	$42,105	$37,881	11.2%
Non-interest income	8,442	8,699	(3.0)
Total top line revenue	$50,547	$46,580	8.5

Pre-Tax Adjusted Earnings

Pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and leases losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. In our judgment, the presentation of pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility that is associated with costs of credit and other discrete items and facilitates a more streamlined comparison of growth to our benchmark peers. Pre-tax adjusted earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our pre-tax adjusted earnings metric improved by 15.4% when comparing the year ended December 31, 2013 to the year ended December 31, 2012.

	For the Year Ended December 31,
	2013	2012	Change
	(Dollars in Thousands)
Net income before taxes	$21,135	$13,676	54.5%
Add back:
Provision for loan and lease losses	(959)	4,243	NM
Net (gain) loss on foreclosed properties	(117)	585	NM
Endowment to First Business Charitable Foundation	1,300	—	NM
Pre-tax adjusted earnings	$21,359	$18,504	15.4
NM = Not meaningful
Return on Average Assets and Return on Average Equity
Return on average assets (“ROAA”) was 1.10% for the year ended December 31, 2013 compared to 0.75% for the year ended December 31, 2012. The increase in ROAA was primarily due to the improvement in net income. Net income increased 54.0% year over year, primarily due to improved net interest income and negative provision for loan and lease losses, which reflects continued overall asset quality improvement. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Return on average equity (“ROAE”) for the year ended December 31, 2013 was 13.12% compared to 12.65% for the year ended December 31, 2012. ROAE increased as a result of improved net income outpacing the increase in our growth in average equity. In December 2012, we successfully raised $29.1 million through the issuance and sale of 1,265,000 common shares at $23.00 per share. The $27.1 million of net proceeds was used to immediately repay a portion of our outstanding subordinated debt and increased our overall equity levels. In spite of the increase in our average equity due to this, 2013’s ROAE was greater than 2012. We view ROAE as an important measurement for monitoring profitability, and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
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

	For the Year Ended December 31,
	2013			2012			2011
	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost
	(Dollars In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$633,605	$32,021	5.05%	$583,594	$31,667	5.43%	$608,665	$33,192	5.45%
Commercial and industrial loans(1)	268,376	16,739	6.24%	245,706	17,916	7.29%	219,754	16,959	7.72%
Direct financing leases(1)	17,413	844	4.85%	15,873	888	5.59%	16,974	1,039	6.12%
Consumer and other loans(1)	16,446	634	3.86%	16,899	654	3.87%	18,591	742	3.99%
Total loans and leases receivable(1)	935,840	50,238	5.37%	862,072	51,125	5.93%	863,984	51,932	6.01%
Mortgage-related securities(2)	159,188	2,841	1.78%	171,043	3,168	1.85%	162,817	4,156	2.55%
Other investment securities(3)	33,990	474	1.39%	17,532	249	1.42%	410	10	2.36%
FHLB stock	1,402	4	0.29%	1,537	4	0.28%	2,367	2	0.10%
Short-term investments	59,737	253	0.42%	74,493	220	0.30%	48,395	117	0.24%
Total interest-earning assets	1,190,157	53,810	4.52%	1,126,677	54,766	4.86%	1,077,973	56,217	5.22%
Non-interest-earning assets	58,536			56,313			51,078
Total assets	$1,248,693			$1,182,990			$1,129,051
Interest-bearing liabilities
Transaction accounts	$62,578	126	0.20%	$34,180	94	0.28%	$25,389	70	0.28%
Money market	450,558	2,398	0.53%	395,259	3,023	0.76%	300,652	2,971	0.99%
Certificates of deposit	60,276	611	1.01%	82,430	968	1.17%	80,323	1,108	1.38%
Brokered certificates of deposit	393,726	6,604	1.68%	400,695	8,941	2.23%	486,594	12,966	2.66%
Total interest-bearing deposits	967,138	9,739	1.01%	912,564	13,026	1.43%	892,958	17,115	1.92%
FHLB advances	6,471	13	0.19%	2,034	32	1.59%	656	38	5.83%
Other borrowings	12,196	842	6.90%	39,384	2,712	6.89%	41,488	2,491	6.00%
Junior subordinated notes	10,315	1,111	10.78%	10,315	1,115	10.81%	10,315	1,112	10.78%
Total interest-bearing liabilities	996,120	11,705	1.18%	964,297	16,885	1.75%	945,417	20,756	2.20%
Non-interest-bearing demand deposit accounts	138,920			137,117			112,899
Other non-interest-bearing liabilities	8,909			11,019			10,674
Total liabilities	1,143,949			1,112,433			1,068,990
Stockholders’ equity	104,744			70,557			60,061
Total liabilities and stockholders’ equity	$1,248,693			$1,182,990			$1,129,051
Net interest income		$42,105			$37,881			$35,461
Net interest spread			3.34%			3.11%			3.02%
Net interest-earning assets	$194,037			$162,380			132,556
Net interest margin			3.54%			3.36%			3.29%
Average interest-earning assets to average interest-bearing liabilities	119.48%			116.84%			114.02%
Return on average assets	1.10%			0.75%			0.75%
Return on average equity	13.12%			12.65%			14.03%
Average equity to average assets	8.39%			5.96%			5.32%
Non-interest expense to average assets	2.43%			2.42%			2.34%

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2013 compared to the year ended December 31, 2012 and for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2013 compared to 2012				2012 compared to 2011
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(2,173)	$2,714	$(187)	$354	$(165)	$(1,367)	$7	$(1,525)
Commercial and industrial loans	(2,591)	1,653	(239)	(1,177)	(935)	2,003	(111)	957
Direct financing leases	(119)	86	(11)	(44)	(89)	(67)	5	(151)
Consumer and other loans	(3)	(18)	1	(20)	(23)	(68)	3	(88)
Total loans and leases receivable	(4,886)	4,435	(436)	(887)	(1,212)	501	(96)	(807)
Mortgage-related securities	(117)	(220)	10	(327)	(1,140)	210	(58)	(988)
Other investment securities	(5)	234	(4)	225	(4)	418	(175)	239
FHLB Stock	—	—	—	—	4	(1)	(1)	2
Short-term investments	94	(44)	(17)	33	26	63	14	103
Total net change in income on interest-earning assets	(4,914)	4,405	(447)	(956)	(2,326)	1,191	(316)	(1,451)
Interest-bearing liabilities
Transaction accounts	(25)	78	(21)	32	—	24	—	24
Money market	(919)	423	(129)	(625)	(672)	935	(211)	52
Certificates of deposit	(132)	(260)	35	(357)	(165)	29	(4)	(140)
Brokered certificates of deposit	(2,220)	(156)	39	(2,337)	(2,108)	(2,289)	372	(4,025)
Total deposits	(3,296)	85	(76)	(3,287)	(2,945)	(1,301)	157	(4,089)
FHLB advances	(28)	70	(61)	(19)	(28)	80	(58)	(6)
Other borrowings	4	(1,872)	(2)	(1,870)	366	(126)	(19)	221
Junior subordinated notes	—	—	(4)	(4)	3	—	—	3
Total net change in expense on interest-bearing liabilities	(3,320)	(1,717)	(143)	(5,180)	(2,604)	(1,347)	80	(3,871)
Net change in net interest income	$(1,594)	$6,122	$(304)	$4,224	$278	$2,538	$(396)	$2,420

Net interest income increased by $4.2 million, or 11.2%, for the year ended December 31, 2013 compared to the same period in 2012. The increase in net interest income during the year was primarily attributable to favorable rate variances from lower cost brokered certificates of deposit, lower cost money market deposits and favorable volume-related variances due to the paydown of other borrowings, partially offset by an overall unfavorable variance affiliated with the decline in interest income on the loan and lease portfolio. The yield on average earning assets for the year ended December 31, 2013 was 4.52% compared to 4.86% for the year ended December 31, 2012. The decline in the yield on average earning assets was related to the overall decline in the yield on the loan and lease portfolio which declined 56 basis points to 5.37% for the year ended December 31, 2013 from 5.93% for the year ended December 31, 2012.
A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity in 2013 and 2012 they were renewed at current market rates, which were generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio continued to decline in 2013. The marketplace for commercial and industrial loans also continues to be subject to competitive pressures, contributing to the decline in yield on this portfolio. Irregular prepayment activity and the associated fees collected in lieu of interest partially offset the decline in yields. Growth within the overall loan and lease portfolio has partially offset the decline in interest income caused by the declining yields on the loan and lease portfolio.
Over the course of 2013, we were successful in reducing the average balance of excess cash held in our account at the Federal Reserve Bank. Excess cash was utilized to fund loan and lease growth, invest in agency and other investment securities, increase our holdings of commercial paper, and repay maturing brokered certificates of deposit. The average balance of the short-term investment portfolio was $59.7 million with a yield of 0.42% for the year ended December 31, 2013 as compared to the $74.5 million with a yield of 0.30% for the year ended December 31, 2012. As we strive to reduce on-balance-sheet liquidity to target levels, we may on occasion use other sources available to us to fund asset growth. Other sources may include temporary use of FHLB short-term advances and orderly issuance of long-term brokered certificates of deposit designed to mitigate interest rate risk as we provide fixed rate loan alternatives to our clients. The improvement in yield in our short-term investments was related to the purchase in 2013 of additional commercial paper and brokered certificates of deposits from other issuers with yields in excess of the target fed funds rate.
The overall weighted average rate paid on interest-bearing liabilities was 1.18% for the year ended December 31, 2013, a decrease of 57 basis points from 1.75% for the year ended December 31, 2012. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of certain maturing certificates of deposit, principally brokered certificates of deposit, at lower current market rates, lower rates paid on our money market accounts and favorable volume-related variances due to paydown of other borrowings. The continued low rate environment combined with the maturity structure of our brokered certificates of deposit provided us the opportunity to be able to manage our liability structure in both maturity terms and rate to deliver an enhanced net interest margin during 2013 relative to 2012. Further, our continued success of attracting in-market deposits through new business relationships and increased client deposit balances contributed to the overall decline in our cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts, and non-brokered certificates of deposit - increased 9.8% to $712.3 million for the year ended December 31, 2013 from $649.0 million for the year ended December 31, 2012. Correspondingly, we also continued to reduce our overall reliance on higher-cost brokered certificates of deposit by $7.0 million, or 1.7%, lowering average balances to $393.7 million for the year ended December 31, 2013 from $400.7 million for the year ended December 31, 2012 . Applying the net proceeds of our December 2012 common stock offering to repay approximately $27.1 million of our subordinated debt combined with other paydowns caused our average balance of other borrowings to decline by $27.2 million, or 69.0%, to $12.2 million for the year ended December 31, 2013 from $39.4 million for the year ended December 31, 2012.

Net interest margin increased 18 basis points to 3.54% for the year ended December 31, 2013 from 3.36% for the year ended December 31, 2012. Changing the mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately 34 basis points. In addition, repaying a portion of our subordinated debt positively affected our net interest margin by approximately 18 basis points. These positive items were offset by an unfavorable impact of 32 basis points in net interest margin due to the net decline of interest income on our loan and lease portfolio and a two basis point unfavorable impact relating to the reinvestment of our cash flows from our mortgage-related securities portfolio at lower current market rates.

Provision for Loan and Lease Losses
We recorded a negative provision for loan and lease losses in the amount of $959,000 for the year ended December 31, 2013 as compared to an expense of $4.2 million for the year ended December 31, 2012. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the years ended December 31, 2013 and 2012, the factors influencing the provision for loan and lease losses were the following:

	For the Year Ended December 31,
	2013	2012
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Addition (release) of specific reserves on impaired loans, net	$(381)	$1,901
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	(492)	—
Charge-offs in excess of specific reserves	180	2,206
Recoveries	(374)	(481)
Change in inherent risk of the loan and lease portfolio	108	617
Total provision for loan and lease losses	$(959)	$4,243

The addition (release) of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses reserves due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon the level and trend of certain criteria such as delinquencies, volume and average loan size, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in credit granting functions, and changes in underwriting standards. As overall asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan loss. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-Interest Income

Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, loan fee income and income from bank-owned life insurance, decreased by $257,000, or 3.0%, to $8.4 million for the year ended December 31, 2013, from $8.7 million for the year ended December 31, 2012.

Trust and investment services fee income increased by $829,000, or 28.3%, to $3.8 million for the year ended December 31, 2013 compared to $2.9 million for the year ended December 31, 2012. Trust and investment services fee income is primarily driven by the amount of assets under management and administration and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. Fee income derived from assets under administration is influenced by the volume of transactions processed for our clients.

At December 31, 2013, our trust assets under management were $763.9 million, or 24.5% more than the trust assets under management of $613.5 million at December 31, 2012, while our assets under administration grew approximately 14.3%, to $195.1 million at December 31, 2013 from $170.7 million at December 31, 2012. The continued increase in assets under management and under administration reflects our success in hiring additional trust and investment officers and establishing new client relationships, while rising market values further supported growth. We expect to increase our assets under management and administration, but trust and investment services fee income will be affected by any market volatility.

Loan fees decreased by approximately $731,000, or 36.1%, to $1.3 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012. The decline in loan fees is primarily attributable to certain non-

recurring transactions included in the 2012 results. Specifically, in 2012, we completed a large loan syndication in the fourth quarter along with the collection of administrative loan fees based upon exits of certain credit relationships.

Increase in cash surrender value of bank-owned life insurance increased by $142,000, or 20%, to $845,000 for the year ended December 31, 2013 from $703,000 for the year ended December 31, 2012. In December 2012, we purchased a new $4.0 million bank-owned life insurance policy and the increase in this account is directly related to the earnings generated from this additional policy.

Other non-interest income decreased by $536,000, or 66.1%, to $275,000 for the year ended December 31, 2013 from $811,000 for the year ended December 31, 2012. The decrease in other income is primarily due to a non-recurring item recorded in the fourth quarter of 2012 relating to the initial recognition of fair value from interest rate swap transactions. Additionally in 2012, we experienced a greater volume and magnitude of gains associated with lease end termination activity.

Non-Interest Expense

Non-interest expense increased by $1.7 million, or 6.0%, to $30.4 million for the year ended December 31, 2013 from $28.7 million for the comparable period of 2012 primarily due to an increase in other expenses where we recognized a $1.3 million contribution to the First Business Charitable Foundation (“the Foundation”), reflected in other expenses, and increases in compensation related expenses and professional fees, partially offset by decreases in FDIC insurance costs, gains on foreclosed properties and collateral liquidation costs.

Compensation expense increased by $1.3 million, or 7.4%, to $18.3 million for the year ended December 31, 2013 from $17.0 million for the year ended December 31, 2012. The increase in compensation expense was primarily due to annual merit increases and hiring in support of strategic initiatives. The number of full-time equivalent employees as of December 31, 2013 and 2012 was 145 and 140, respectively.

Professional fees expense increased by $334,000, or 20.44%, to $2.0 million for the year ended December 31, 2013 from $1.6 million for the year ended December 31, 2012. The increase in professional fees was primarily due to increased audit and tax fees associated with new regulatory requirements for 2013 and fees incurred for professional and consulting services in support of strategic initiatives.

During the year ended December 31, 2013, we recognized a net gain on foreclosed properties of $117,000 compared to a loss of $585,000 for the year ended December 31, 2012. Stabilizing market valuations and sales activity of foreclosed properties resulted in net gains in 2013.

Other non-interest expense increased by $1.9 million, or 70.2%, to $4.7 million for the year ended December 31, 2013 compared to $2.7 million for the same time period of 2012. The increase in other non-interest expense was primarily due to a one-time endowment to the Foundation in the amount of $1.3 million. While we have regularly supported local charities and have recognized related expense at the time of the donations, during the fourth quarter of 2013 management elected to establish the endowment to insure future philanthropic causes are supported for the foreseeable future through annual contributions from the Foundation rather than the ongoing operations of the Corporation.

FDIC insurance expense decreased by $991,000, or 57.2%, to $0.7 million for the year ended December 31, 2013 compared to $1.7 million for the year ended December 31, 2012. FDIC insurance expense is based upon a formula that incorporates a variety of factors, including but not limited to, average total assets, average tangible equity and the overall risk profile of the institution. A change in any one of these risk elements during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.

Collateral liquidation costs decreased by $459,000, or 70.1%, to $196,000 for the year ended December 31, 2013 from $655,000 for the year ended December 31, 2012. Collateral liquidation costs are expenses incurred by us to facilitate resolution of impaired commercial loans. The amount of collateral liquidation costs recorded in any particular period is influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore expensed as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item.

Income Taxes

Income tax expense was $7.4 million for the year ended December 31, 2013 compared to $4.8 million, for the year ended December 31, 2012. The overall increase in tax expense is primarily due to the increased level of pre-tax income in comparison to the prior year. The effective tax rate for the year ended December 31, 2013 was 35.0% compared to 34.7% for the year ended December 31, 2012. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Year Ended December 31,
	2013	2012
Statutory federal tax rate	34.4%	34.0%
State taxes, net of federal benefit	4.6	4.7
FIN 48 expense, net of federal benefit	—	—
Bank owned life insurance	(1.4)	(1.7)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.2)	(3.2)
Discrete items	0.1	0.3
Other	0.5	0.6
	35.0%	34.7%

FINANCIAL CONDITION

General
At December 31, 2013 our total assets were $1.269 billion, an increase of $42.5 million, or 3.5%, from $1.226 billion at December 31, 2012.
Short-term investments
Short-term investments increased by $4.1 million to $68.1 million at December 31, 2013 from $64.0 million at December 31, 2012. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”), commercial paper and deposits purchased from domestic financial institutions through brokers. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. In general, the level of our short-term investments is influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan and lease growth when opportunities are presented, and the level of our available-for-sale securities portfolio. Although the bulk of our short-term investments consist of deposits with the FRB, the increase in short-term investments was also partially driven by an increase in our investment in commercial paper. As of December 31, 2013, our total investment in commercial paper was $11.0 million as compared to $5.5 million at December 31, 2012. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are typically sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising rate environment. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Securities available-for-sale decreased by $20.5 million to $180.1 million at December 31, 2013 from $200.6 million at December 31, 2012. As of December 31, 2013, our overall securities portfolio had a duration of approximately 3.6 years. During the year ended December 31, 2013, we invested a portion of the cash flows received from our securities portfolio to support growth in our loan and lease portfolio and purchased commercial paper. In addition, the overall value of our securities portfolio has declined given recent increases in long-term interest rates which negatively affected the value of the bonds we hold. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through our asset/liability simulations. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold are guaranteed by the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on our securities portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and generally limit our exposure to general obligation issuances from municipalities, primarily in Wisconsin.
As we evaluate the level of on-balance-sheet liquidity, we continue to purchase U.S. Government agency obligations, primarily those obligations issued by Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). We have structured these purchases to have final maturities within two to four years from the issue date. Some of the securities contain either quarterly or one-time call features. The maturity structure of our securities portfolio allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to immediately borrow funds from our various funding sources and proactively adjust the portfolio should interest rates rise within the next two to four years. Our management deems these securities to be creditworthy and believes they exhibit appropriate market yields for the risks assumed. We expect to continue to purchase these types of approved securities with appropriate maturity terms when they are available in the market.
During the year ended December 31, 2013, we recognized unrealized holding losses of $4.1 million before income taxes through other comprehensive income. Such declines were the result of the increases in longer term interest rates noted above. The majority of the securities we hold have active trading markets, therefore we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility movements than a securities portfolio with a shorter average duration in a changing rate environment. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2013. There were no sales of securities during the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, no securities were classified as held to maturity or trading securities.
At December 31, 2013, $42.3 million of our mortgage-related securities were pledged to secure our various obligations including outstanding advances or unused borrowing capacity with the FHLB and interest rate swap contracts.
The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2013		2012		2011
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Securities available-for-sale
U.S. Government agency obligations - government-sponsored enterprises	$16,380	$16,244	$19,667	$19,721	$—	$—
Municipal obligations	16,207	15,489	11,897	12,033	2,736	2,831
Asset-backed securities	1,517	1,494	$—	$—	—	—
Collateralized mortgage obligations - government issued	111,010	111,969	148,369	151,645	161,443	165,401
Collateralized mortgage obligations - government-sponsored enterprises	35,561	34,922	17,128	17,197	2,169	2,154
	$180,675	$180,118	$197,061	$200,596	$166,348	$170,386

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the FHLMC and FNMA. Collateralized mortgage obligations - government issued represent securities guaranteed by GNMA. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. As of December 31, 2013, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our debt securities at December 31, 2013, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars In Thousands)
Available-for-sale securities
Agency obligations	$—	—%	$14,249	1.99%	$1,995	1.70%	$—	—%	$16,244
Municipal obligations	—	—	285	1.00	11,291	1.94	3,913	1.97	15,489
Asset-backed securities	—	—%	—	—%	1,494	1.42%	—	—%	1,494
Collateralized mortgage obligations – government issued	—	—	125	1.95	14,309	2.28	97,535	2.30	111,969
Collateralized mortgage obligations – government sponsored enterprises	—	—	377	2.40	11,929	1.97	22,616	2.29	34,922
	$—		$15,036		$41,018		$124,064		$180,118
Derivative Activities
The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2013 and 2012, the Banks did not hold any derivative instruments that were designated as cash flow or fair value hedges. The derivative portfolio consists of interest rate swaps offered directly to qualified commercial borrowers which allowed the Banks to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Banks economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Banks to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked to market through earnings each period.

As of December 31, 2013, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $31.4 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between January 2014 and February 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $528,000, included in accrued interest receivable and other assets, and as a derivative liability of $918,000, included in accrued interest payable and other liabilities. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between January 2014 and February 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our banks and are reported on the Consolidated Balance Sheets as a derivative asset of $418,000 and a net derivative liability of $28,000. The value of these swaps was included in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2013.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $70.5 million, or 7.9%, to $967.1 million at December 31, 2013 from $896.6 million at December 31, 2012. We principally originate commercial and industrial loans and commercial real estate loans. The overall mix of our portfolio remained fairly consistent in 2013 when compared to 2012. As of December 31, 2013 and 2012, approximately 65.7% and 68.4% of our loan and lease portfolio, respectively, was concentrated in commercial real estate loans primarily in our owner-occupied and non-owner-occupied classes. We were successful in growing both our commercial real estate and commercial and industrial portfolios. Our commercial real estate portfolio increased by $21.1 million, or 3.4%, to $645.1 million at December 31, 2013 from $624.0 million at December 31, 2012. Our commercial and industrial portfolio increased $37.1 million, or 14.5%, to $293.6 million at December 31, 2013 from $256.5 million at December 31, 2012. We have emphasized actively pursuing commercial and industrial loans as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and generates in-market deposit and trust and investment relationships which may also translate into additional fee revenue. Given the measured pace of improvement in economic conditions and what we believe to be an increased source of confidence within our marketplace, there is nascent evidence of increased loan demand. While we continue to experience greater competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
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

	As of December 31,
	2013		2012		2011		2010		2009
	(Dollars in Thousands)
Commercial real estate loans
Commercial real estate — owner occupied	$141,164	14.4%	$144,988	15.9%	$150,528	17.7%	$152,560	17.4%	$168,215	19.7%
Commercial real estate — non-owner occupied	341,695	34.8	323,660	35.5	304,597	35.8	307,307	35.0	273,591	32.0
Construction and land development	68,708	7.0	64,966	7.1	38,124	4.5	61,645	7.0	64,194	7.5
Multi-family	62,758	6.4	58,454	6.4	43,905	5.2	43,012	4.9	43,959	5.1
1-4 family	30,786	3.1	31,943	3.5	43,513	5.1	53,849	6.1	56,131	6.6
Total commercial real estate loans	645,111	65.7	624,011	68.4	580,667	68.2	618,373	70.4	606,090	70.9
Commercial and industrial loans	293,552	29.9	256,458	28.1	237,099	27.8	225,921	25.7	199,661	23.4
Direct financing leases, net	26,065	2.7	15,926	1.7	17,128	2.0	19,288	2.2	27,607	3.2
Consumer and other
Home equity loans and second mortgage loans	5,272	0.5	4,642	0.5	4,970	0.6	5,091	0.6	7,879	0.9
Other	11,972	1.2	11,671	1.3	11,682	1.4	9,315	1.1	13,260	1.6
Total consumer and other	17,244	1.7	16,313	1.8	16,652	2.0	14,406	1.6	21,139	2.5
Total gross loans and lease receivables	981,972	100.0%	912,708	100.0%	851,546	100.0%	877,988	100.0%	854,497	100.0%
Less:
Allowance for loan and lease losses	13,901		15,400		14,155		16,271		14,124
Deferred loan fees	1,021		748		704		782		566
Loans and lease receivables, net	$967,050		$896,560		$836,687		$860,935		$839,807

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2013.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate
Owner-occupied	$26,532	$81,438	$33,194	$141,164	$84,198	$30,434
Non-owner occupied	61,393	182,261	98,041	341,695	229,967	50,335
Construction and land development	35,382	22,577	10,749	68,708	16,191	17,135
Multi-family	18,452	21,855	22,451	62,758	37,915	6,391
1-4 family	13,121	14,512	3,153	30,786	15,612	2,053
Commercial and industrial	89,822	169,900	33,830	293,552	73,854	129,876
Direct Financing Leases	1,542	13,452	11,071	26,065	24,523	—
Consumer and other	7,863	9,381	—	17,244	8,816	565
	$254,107	$515,376	$212,489	$981,972	$491,076	$236,789

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

Commercial real estate lending typically involves larger loan principal amounts than that for residential mortgage loans or consumer loans. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.
Commercial and Industrial Loans. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $293.6 million of commercial and industrial loans, including asset-based loans, outstanding as of December 31, 2013, $112.3 million were originated by FBCC, our asset-based lending subsidiary and $974,000 were originated by FBF, our factored receivable business line. These asset-based loans are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. Asset-based loans secured by owner-occupied real estate amounted to $18.4 million as of December 31, 2013 and are included in the owner-occupied commercial real estate loan portfolio.

Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on a per loan basis. Additionally, asset‑based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
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

Impaired Assets

Non-performing loans increased $1.7 million, or 12.3%, to $15.9 million at December 31, 2013 compared to $14.1 million at December 31, 2012. Management continues to execute a disciplined credit resolution process and has successfully managed exits of certain previously identified non-performing credits. The increase in non-accrual loans and leases at December 31, 2013 was primarily related to one relationship. Management does not believe this one relationship is indicative of a future continuing trend of increasing non-accrual loans and leases.

Our total impaired assets consisted of the following as of the dates indicated.

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$339	$769	$2,972	$6,283	$7,996
Commercial real estate – non-owner occupied	283	2,871	2,249	5,144	486
Construction and land development	5,422	4,946	7,229	9,275	3,317
Multi-family	31	46	2,009	4,186	1,760
1-4 family	521	1,006	3,506	4,237	3,015
Total non-accrual commercial real estate	6,596	9,638	17,965	29,125	16,574
Commercial and industrial	8,011	2,842	1,558	6,436	7,086
Direct financing leases, net	—	—	18	—	1
Other:
Home equity and second mortgage	453	612	1,002	939	872
Other	795	1,030	1,223	1,906	3,292
Total non-accrual other loans	1,248	1,642	2,225	2,845	4,164
Total non-accrual loans and leases	15,855	14,122	21,766	38,406	27,825
Foreclosed properties, net	333	1,574	2,236	1,750	1,671
Total non-performing assets	16,188	15,696	24,002	40,156	29,496
Performing troubled debt restructurings	371	1,105	111	718	—
Total impaired assets	$16,559	$16,801	$24,113	$40,874	$29,496

Total non-accrual loans and leases to gross loans and leases	1.61%	1.55%	2.56%	4.37%	3.26%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.65	1.72	2.81%	4.57%	3.45%
Total non-performing assets to total assets	1.28%	1.28%	2.04%	3.63%	2.64%
Allowance for loan and lease losses to gross loans and leases	1.42%	1.69%	1.66%	1.85%	1.65%
Allowance for loan and lease losses to non-accrual loans and leases	87.68%	109.05%	65.03%	42.37%	50.76%

As of December 31, 2013 and 2012, $8.1 million and $8.8 million of the non-accrual loans are considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $16.2 million, or 1.28% of total assets, as of December 31, 2013, an increase in non-performing assets of 3.1%, or $492,000, from December 31, 2012. We experienced a modest increase in non-performing assets, despite successful efforts in executing a disciplined credit resolution process, due to the addition of one large relationship to non-performing assets. Management believes the increase in this ratio due to the addition of one relationship is not systemic in nature or indicative of a future continuing trend of increasing non-performing assets. Management expects the outcome to be consistent with the results experienced throughout 2013 due to an aggressive and disciplined credit resolution process. Impaired loans and leases as of December 31, 2013 and 2012 also included $371,000 and $1.1 million of loans that are performing troubled debt restructurings which are considered impaired, due to the concession in terms, but are not on non-accrual status.

A summary of our current period non-accrual loan and lease activity is as follows:

(In Thousands)
Non-accrual loans and leases as of December 31, 2012	$14,122
Loans and leases transferred into non-accrual status	10,332
Non-accrual loans and leases returned to accrual status	(670)
Non-accrual loans and leases transferred to foreclosed properties	(1,381)
Non-accrual loans and leases partially or fully charged-off	(716)
Cash received and applied to principal of non-accrual loans and leases	(5,832)
Non-accrual loans and leases as of December 31, 2013	$15,855

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets remained flat at 1.28% at both December 31, 2013 and 2012. Total non-performing assets to total loans and leases and foreclosed properties as of December 31, 2013 and December 31, 2012 were 1.65% and 1.72%, respectively. We will pursue a variety of legal remedies as part of our disciplined credit resolution process to recover our outstanding principal including but not limited to foreclosure action, repossession, deed in lieu of foreclosure action, sales of underlying collateral or negotiated settlements. While our total non-performing assets ratio remained flat our total non-performing assets to total loans and leases and foreclosed properties ratio improved. This improvement provides further insight to our success in working problem assets through the entire process and eliminating further losses and improving overall asset quality.

We also monitor early stage delinquencies to provide insight into potential future problems. As of December 31, 2013, the payment performance did not point to any new areas of concern, as approximately 99.5% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 4 of our Consolidated Financial Statements.We are seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While overall asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings and therefore, we expect to continue to experience additions to non-accrual loans. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current level of non-accrual loans, any improvement in reducing this balance will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances, however, we may experience some volatility in this trend from time to time.

In 2013, as well as in the previous four fiscal years, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

Additional information about impaired loans as of and for the years indicated was as follows:

	As of December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Impaired loans and leases with no impairment reserves	$8,200	$11,006	$18,888	$19,749	$13,243
Impaired loans and leases with impairment reserves required	8,026	4,221	2,989	19,375	14,582
Total impaired loans and leases	16,226	15,227	21,877	39,124	27,825
Less:
Impairment reserve (included in allowance for loan and lease losses)	402	1,517	888	3,459	1,846
Net impaired loans and leases	$15,824	$13,710	$20,989	$35,665	$25,979
Average impaired loans and leases	$12,084	$17,945	$33,793	$29,714	$20,395

	For the years ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Interest income attributable to impaired loans and leases	$887	$1,432	$2,682	$2,702	$1,758
Less: Interest income recognized on impaired loans and leases	221	321	787	102	149
Net foregone interest income on impaired loans and leases	$666	$1,111	$1,895	$2,600	$1,609
Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2013. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future which may require additional charge-offs or specific reserves to be recorded.
Foreclosed properties are recorded at the lower of cost or net realizable value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan and lease losses prior to transfer to foreclosed property. The fair value is based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $333,000, a decrease of 78.8%, at December 31, 2013 from $1.6 million at December 31, 2012. The decrease in foreclosed properties is primarily attributable to disposition of properties. We recorded impairment losses of approximately $59,000 for the year ended December 31, 2013. Net gains on sales of existing foreclosed property inventory were $176,000 for the year ended December 31, 2013. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim legal title to the properties.

A summary of foreclosed properties activity for the years ended December 31, 2013 and 2012 is as follows:

	For the Year Ended December 31,
	2013	2012
	(In Thousands)
Balance at the beginning of the period	$1,574	$2,236
Transfer of loans to foreclosed properties, at lower of cost or fair value	1,381	1,511
Payments to priority lien holders of foreclosed properties	—	367
Impairment adjustments	(59)	(600)
Net book value of properties sold	(2,563)	(1,940)
Balance at the end of the period	$333	$1,574

Allowance for Loan and Lease Losses

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.42% as of December 31, 2013 and 1.69% as of December 31, 2012. Non-accrual loans and leases as a percentage of gross loans and leases increased to 1.61% at December 31, 2013 compared to 1.55% at December 31, 2012. During the year ended December 31, 2013, we recorded net charge-offs on impaired loans and leases of approximately $540,000, comprised of $914,000 of charge-offs and $374,000 of recoveries. During the year ended December 31, 2012, we recorded net charge-offs on impaired loans and leases of approximately $3.0 million, comprised of $3.5 million of charge-offs and $481,000 of recoveries.

As of December 31, 2013 and 2012, our allowance for loan and lease losses to total non-accrual loans and leases was 87.68% and 109.05%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality continues to improve, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2013.

To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments and risk ratings. First, we evaluate loans and leases for potential impairment classification. We analyze each loan and lease determined to be impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. We apply historical trends from established risk factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance. Established risk factors include delinquencies, volume and average size of loan relationships, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in the credit granting functions, changes in underwriting standards and level of non-performing assets and related fair value of underlying collateral. Further, we complete a historical charge-off migration analysis utilizing the most recent three years of net charge-offs and trace the migration of the risk rating from origination through charge-off. The historical percentage of the amounts charged-off for each risk rating is averaged for the three-year period giving greater weight in the calculation to the recent years. We then apply these percentages to the current loan and lease portfolio as an indicator of probable losses within the portfolio. In 2013, based on the results of our continuous risk assessment and monitoring process, we refined our methodology of establishing the general portion of the allowance for loan and lease losses attributable to the historical loss migration by shortening the historical loss period from five years to three years and increasing the historical loss factor applied to Category III loans. Both changes were implemented to more accurately reflect the estimate of incurred losses for the collectively evaluated loans as of the balance sheet date. Given our asset quality improvements and a continuing reduction of net charge-offs as a percentage of total loans, our prescribed methodology warranted a reduction in the overall level of allowance for loan and lease losses as of the measurement date. This component of our methodology was the primary factor in reducing the level of allowance for loan and lease losses to total loans to 1.42% at December 31, 2013 as compared to 1.69% at December 31, 2012.
When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. When estimated proceeds from the sales of property securing collateral dependent loans are deemed insufficient to repay the related debt, we confirm our inability to receive our entire contractual principal on certain commercial real estate loans. Many of the impaired loans as of December 31, 2013 are collateral dependent. It is part of our routine process to obtain appraisals on all impaired loans at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have stabilized; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
As a result of our review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $13.9 million or 1.42% of gross loans and leases, at December 31, 2013. Taking into consideration net charge-offs of $540,000, the required provision for loan and lease losses was $(959,000) for the year ended December 31, 2013. However, given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Allowance at beginning of period	$15,400	$14,155	$16,271	$14,124	$11,846
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	(113)	(1,376)	(258)	—
Commercial real estate — non-owner occupied	(792)	—	(1,612)	—	—
Construction and land development	(71)	(47)	(2,091)	(2,110)	(2,681)
Multi-family	—	(130)	(312)	(1,059)	(424)
1-4 family	(33)	(322)	(942)	(596)	(542)
Commercial and industrial	(14)	(2,739)	(475)	(352)	(2,031)
Direct financing leases	—	—	—	—	(231)
Consumer and other
Home equity and second mortgage	—	(72)	(113)	(142)	(157)
Other	(4)	(56)	(309)	(693)	(36)
Total charge-offs	(914)	(3,479)	(7,230)	(5,210)	(6,102)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	1	5	—	—	—
Commercial real estate — non-owner occupied	61	192	—	—	—
Construction and land development	281	101	13	23	—
Multi-family	—	—	289	—	—
1-4 family	10	77	—	16	—
Commercial and industrial	11	66	473	265	147
Direct financing leases	5	—	19	8	—
Consumer and other
Home equity and second mortgage	5	11	68	1	8
Other	—	29	2	—	—
Total recoveries	374	481	864	313	155
Net charge-offs	(540)	(2,998)	(6,366)	(4,897)	(5,947)
Provision for loan and lease losses	(959)	4,243	4,250	7,044	8,225
Allowance at end of period	$13,901	$15,400	$14,155	$16,271	$14,124
Net charge-offs as a % of average gross loans and leases	0.06%	0.35%	0.74%	0.57%	0.69%

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

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.

	As of December 31,
	2013		2012		2011		2010		2009
	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans
	(Dollars In Thousands)
Loan segments:
Commercial real estate	$9,055	65.70%	$10,693	68.37%	$9,554	68.19%	$11,267	70.43%	$8,890	70.93%
Commercial and industrial	4,235	29.89%	4,129	28.10%	3,977	27.84%	4,277	25.73%	4,131	23.37%
Direct financing leases, net	338	2.65%	207	1.74%	240	2.01%	245	2.20%	357	3.23%
Consumer and other	273	1.75%	371	1.79%	384	1.96%	482	1.64%	746	2.47%
Total	$13,901	99.99%	$15,400	100.00%	$14,155	100.00%	$16,271	100.00%	$14,124	100.00%
Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan delinquencies, non-accrual loans, trends in charge-offs, economic conditions and other factors as of December 31, 2013, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets.
Deposits
As of December 31, 2013, deposits increased by $37.6 million to $1.130 billion from $1.092 billion at December 31, 2012. The increase in deposits was due to an increase in brokered certificates of deposit, which increased by $19.1 million to $393.5 million at December 31, 2013 from $374.4 million at December 31, 2012 and by an increase in the level of in-market deposits of $18.5 million to $736.3 million at December 31, 2013 from $717.9 million at December 31, 2012. Deposits continue to be the primary source of the Banks’ fundings for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors and the interest rates charged on other sources of funds, among other factors. With two separately chartered banks within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total average deposits for the year ended December 31, 2013, approximately $712.3 million, or 64.4%, were considered in-market deposits. This compares to in-market deposits of $649.0 million, or 61.8%, for 2012. Refer to Note 7 - Deposits in our Consolidated Financial Statements for additional information regarding our deposit composition.
The Banks’ liquidity policies limit the amount of brokered certificates of deposit to 75% of total deposits, with an operating goal of 50% or less of brokered certificates of deposit to total deposits. At December 31, 2013, the ratio of brokered certificates of deposit to total deposits was 34.8%. We will continue to use brokered deposits in specific maturity periods needed, typically three to five years, to effectively mitigate the interest rate risk measured through our asset/liability management process and support asset growth initiatives while taking into consideration our operating goals and desired level of usage of brokered certificates of deposit. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.

The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including brokered deposits, at December 31, 2013.

Interest rate	Three months and less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
	(In Thousands)
0.00% to 0.99%	$25,663	$29,018	$41,267	$118,056	$214,004
1.00% to 1.99%	11,190	12,108	15,879	77,836	117,013
2.00% to 2.99%	7,456	10,929	8,911	76,542	103,838
3.00% to 3.99%	145	200	10,297	—	10,642
4.00% to 4.99%	14	—	—	—	14
5.00% and greater	—	—	—	—	—
	$44,468	$52,255	$76,354	$272,434	$445,511

At December 31, 2013, time deposits included $23.2 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $3.2 million are scheduled to mature in three months or less, $5.7 million in greater than three through six months, $3.9 million in greater than six through twelve months and $10.4 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2013, $173.1 million are scheduled to mature in 2014, $117.4 million in 2015, $58.1 million in 2016, $31.6 million in 2017, $23.4 million in 2018, and $42.0 million thereafter. As of December 31, 2013, we have $71.2 million of brokered certificates of deposit which the Banks have the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 3-17 years with options to call after the first six to twelve months of holding the certificates with monthly, quarterly, or semi-annually call options thereafter.

Borrowings

We had total borrowings of $22.3 million as of December 31, 2013, a decrease of $469,000, or 2.1%, from $22.7 million at December 31, 2012. The decline in total borrowings is related to the maturity of long-term FHLB advances.

The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2013			December 31, 2012			December 31, 2011
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars In Thousands)
Federal funds purchased	$—	$260	0.74%	$—	$237	0.82%	$—	$252	0.90%
FHLB advances	—	6,471	0.19	469	2,034	1.59	482	656	5.83%
Line of credit	10	10	3.41	10	1,666	4.07	810	2,236	4.06%
Subordinated notes payable	11,926	11,926	6.92	11,926	37,481	7.02	39,000	39,000	6.12%
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.81	10,315	10,315	10.78%
	$22,251	$28,982	6.78	$22,720	$51,733	7.46	$50,607	$52,459	6.94%

Short-term borrowings	$10			$479			$810
Long-term borrowings	22,241			22,241			49,797
	$22,251			$22,720			$50,607

The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2013	2012	2010
	(In Thousands)
Maximum month-end balance:
FHLB advances	$26,500	$15,474	$493
Federal funds purchased	—	—	—

Stockholders’ Equity
As of December 31, 2013, stockholders’ equity was $109.3 million, or 8.6% of total assets, compared to stockholders’ equity of $99.5 million, or 8.1% of total assets, as of December 31, 2012. Stockholders’ equity increased by $9.7 million during the year ended December 31, 2013 primarily attributable to record net income of $13.7 million for the year ended December 31, 2013, partially offset by dividend declarations of $2.2 million.

Non-bank Consolidated Subsidiaries
First Madison Investment Corp. FMIC is a wholly-owned operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $148.1 million at December 31, 2013. FMIC had net income of $1.7 million for the year ended December 31, 2013. This compares to a total investment of $148.5 million at December 31, 2012 and net income of $1.7 million for the year ended December 31, 2012.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based financing company established to meet the financing needs of companies that are generally unable to obtain traditional bank financing. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. Through its FBF division, FBCC purchases accounts receivable on a full recourse basis as one additional alternative to meet the financing needs of its client base. FBB’s investment in FBCC at December 31, 2013 was $24.7 million, gross loans outstanding were $131.7 million and net income for the year ended December 31, 2013 was $2.4 million. This compares to a total investment of $22.1 million, gross loans of $116.5 million and net income of $2.1 million at and for the year ended December 31, 2012.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small- and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2013 was $6.5 million, gross loans and leases outstanding were $53.4 million and FBEF had net income of $27,000 for the year ended December 31, 2013. This compares to a total investment of $6.5 million, gross loans and leases outstanding of $43.4 million and net income of $60,000 at and for the year ended December 31, 2012.
FBB Real Estate, LLC. FBBRE is a wholly-owned subsidiary of FBB and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB’s total investment in FBBRE at December 31, 2013 was $688,000 and FBBRE had a net loss of $11,000 for the year ended December 31, 2013. This compares to a total investment of $1.0 million and a net loss of $25,000 at and for the year ended December 31, 2012.

FBB-Milwaukee Real Estate LLC. FBBMRE is a wholly-owned subsidiary of FBB – Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $355,000 at December 31, 2013 and FBBMRE had a net income of $16,000 for the year ended December 31, 2013. This compares to a total investment of $631,000 and net loss of $197,000 at and for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES
We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2013 were the interest payments due on subordinated and junior subordinated notes. During 2013 and 2012, FBB declared and paid dividends totaling $8.0 million and $6.0 million, respectively. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or improved from December 31, 2012. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of December 31, 2013 and 2012, our immediate on-balance-sheet liquidity was $272.6 million and $260.4 million, respectively. At December 31, 2013 and 2012, the Banks had $53.0 million and $53.1 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $393.5 million of outstanding brokered deposits at December 31, 2013, compared to $374.4 million of brokered deposits as of December 31, 2012, which represented 34.8% and 34.3%, respectively, of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits and maintain our overall mix of brokered certificates of deposit and in-market deposits. Brokered certificates of deposit continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate brokered deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use brokered deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of December 31, 2013 and 2012.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the year ended December 31, 2013. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings with the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2013, the available liquidity was in excess of the stated minimum and was equal to approximately 28 months of maturities. As on-balance-sheet liquidity is utilized to fund growth, asset quality continues to improve and the ratio of in-market deposits to total deposits remains within an acceptable range, management may continue to be comfortable reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of brokered certificates of deposits in the event of a disruption in the brokered market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2013, operating activities resulted in a net cash inflow of $15.9 million. Operating cash flows included net income of $13.7 million. Net cash used in investing activities for the year ended December 31, 2013 was approximately $54.9 million which consisted primarily of cash outflows from net purchases of securities available for sale and funding of net loan growth. Net cash provided by financing activities for the year ended December 31, 2013 was $34.7 million primarily from net increases in deposits.

Refer to Note 9 - Stockholders’ Equity and Regulatory Capital for a summary of the Corporation’s and the Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2013 and 2012.

Off-Balance-Sheet Arrangements
As of December 31, 2013, the Banks had outstanding commitments to originate $282.6 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $19.6 million. As of December 31, 2013, the Banks had $150.3 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2013. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management, as described further in Note 15 – Derivative Financial Instruments to the Consolidated Financial Statements.
Additionally the Corporation has committed to provide an additional $960,000 to Aldine Capital Fund, LP (“Aldine”) and $3.8 million to Aldine Capital Fund II, LP (“Aldine II”), which are private equity mezzanine funding limited partnerships in which we have invested. Aldine began its operations in October 2006 and Aldine II began its operations in March 2013.
We believe adequate capital and liquidity are available from various sources to fund projected commitments.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Operating lease obligations	$8,085	$706	$1,323	$1,171	$4,885
Time deposits	445,511	173,076	175,470	54,928	42,037
Line of credit	10	10	—	—	—
Subordinated notes	11,926	—	—	—	11,926
Junior subordinated notes	10,315	—	—	—	10,315
FHLB advances	—	—	—	—	—
Total contractual obligations	$475,847	$173,792	$176,793	$56,099	$69,163

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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods which may include additional assumptions and estimates. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our Consolidated Financial Statements. We may over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we may under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on monthly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, our estimate of the fair value of the underlying collateral taking into consideration various valuation techniques and qualitative adjustments to inputs to those estimates of fair value, the strength and availability of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2013 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
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

The federal and state taxing authorities who make assessments based on their determination of tax laws may periodically review our interpretation of federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of examinations by taxing authorities.

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
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2013. Given the current low interest rate environment, we do not expect that interest rates will fall by greater than 50 basis points from December 31, 2013 levels. We also assume that managed rate liability prices will rise at an amount less than the instantaneous rate shock in the Up 100 and Up 200 scenarios below, while rising at an amount equivalent to the instantaneous rate shock in the Up 300 and Up 400 scenarios. This model assumption is consistent with our expectation on how depositors will react to rapidly rising interest rates and our desire to maintain core deposit client relationships.

Change in interest rates in basis points	Down 50	No Change	Up 100	Up 200	Up 300	Up 400
Impact on net interest income	2.03%	—	(1.08)%	0.47%	(3.31)%	(3.20)%

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2013, our interest-bearing-liabilities have the general characteristics that will allow them to reprice faster than interest-earning assets in the near short-term while our interest-earning assets will reprice faster than interest-bearing-liabilities in the one to five year time horizon. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization. During recent years many of our variable rate loans and certain of our variable rate borrowings have been priced at a rate equivalent to a fixed spread above a market rate index combined with an interest rate floor. These interest rate floors restrict the rate from repricing in tandem with the market rates. As rates increase, these interest rate floors will restrict the subject assets and liabilities from experiencing rate increases until the interest rate floor is exceeded which may put pressure on net interest margin.
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Brokered certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.

The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2013
	Within 3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars In Thousands)
Assets:
Short-term investments	$64,047	$2,305	$1,715	$—	$68,067
Investment securities	9,470	35,091	87,504	45,801	177,866
Commercial loans	98,572	23,052	54,912	5,504	182,040
Real estate loans	192,517	66,062	263,487	102,817	624,883
Asset-based loans	131,980	—	—	—	131,980
Lease receivables	1,197	5,170	14,499	5,200	26,066
Consumer loans	211	46	68	—	325
Total earning assets	$497,994	$131,726	$422,185	$159,322	$1,211,227
Liabilities
Interest-bearing transaction	$77,004	$—	$—	$—	$77,004
Money market accounts	456,065	—	—	—	456,065
Time deposits under $250,000	27,153	140,593	227,446	42,037	437,229
Time deposits $250,000 and over	500	4,830	2,952	—	8,282
FHLB advances	—	—	—	—	—
Short-term borrowings	10	—	—	—	10
Long-term debt	5,711	—	—	16,530	22,241
Total interest-bearing liabilities	$566,443	$145,423	$230,398	$58,567	$1,000,831
Interest rate gap	$(68,449)	$(13,697)	$191,787	$100,755	$210,396
Cumulative interest rate gap	$(68,449)	$(82,146)	$109,641	$210,396
Cumulative interest rate gap to total earning assets	(5.65)%	(6.78)%	9.05%	17.37%

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$13,219	$21,626
Short-term investments	68,067	63,960
Cash and cash equivalents	81,286	85,586
Securities available-for-sale, at fair value	180,118	200,596
Loans and leases receivable, net of allowance for loan and lease losses of $13,901 and $15,400, respectively	967,050	896,560
Leasehold improvements and equipment, net	1,155	968
Foreclosed properties	333	1,574
Cash surrender value of bank-owned life insurance	23,142	22,272
Investment in Federal Home Loan Bank stock, at cost	1,255	1,144
Accrued interest receivable and other assets	14,316	17,408
Total assets	$1,268,655	$1,226,108
Liabilities and Stockholders’ Equity
Deposits	$1,129,855	$1,092,254
Federal Home Loan Bank and other borrowings	11,936	12,405
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	7,274	11,595
Total liabilities	1,159,380	1,126,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,106,084 and 4,011,370 shares issued, 3,943,997 and 3,916,667 shares outstanding at December 31, 2013 and 2012, respectively	41	40
Additional paid-in capital	56,002	53,504
Retained earnings	57,143	45,599
Accumulated other comprehensive (loss) income	(342)	2,183
Treasury stock (162,087 and 94,703 shares at December 31, 2013 and 2012, respectively), at cost	(3,569)	(1,787)
Total stockholders’ equity	109,275	99,539
Total liabilities and stockholders’ equity	$1,268,655	$1,226,108
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2013	2012
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$50,238	$51,125
Securities income	3,315	3,417
Short-term investments	257	224
Total interest income	53,810	54,766
Interest expense
Deposits	9,739	13,026
Notes payable and other borrowings	855	2,744
Junior subordinated notes	1,111	1,115
Total interest expense	11,705	16,885
Net interest income	42,105	37,881
Provision for loan and lease losses	(959)	4,243
Net interest income after provision for loan and lease losses	43,064	33,638
Non-interest income
Trust and investment services fee income	3,756	2,927
Service charges on deposits	2,150	2,028
Loan fees	1,295	2,026
Increase in cash surrender value of bank-owned life insurance	845	703
Credit, merchant and debit card fees	121	204
Other	275	811
Total non-interest income	8,442	8,699
Non-interest expense
Compensation	18,278	17,018
Occupancy	1,268	1,270
Professional fees	1,968	1,634
Data processing	1,500	1,319
Marketing	1,355	1,224
Equipment	528	490
FDIC insurance	741	1,732
Collateral liquidation costs	196	655
Net (gain) loss on foreclosed properties	(117)	585
Other	4,654	2,734
Total non-interest expense	30,371	28,661
Income before income tax expense	21,135	13,676
Income tax expense	7,389	4,750
Net income	$13,746	$8,926
Earnings per common share:
Basic	$3.50	$3.30
Diluted	3.49	3.29
Dividends declared per share	0.56	0.28
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2013	2012
	(In Thousands)
Net income	$13,746	$8,926
Other comprehensive loss, before tax
Unrealized securities losses arising during the period	(4,092)	(503)
Income tax benefit	1,567	195
Comprehensive income	$11,221	$8,618
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	2,625,569	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	—	8,926	—	—	8,926
Other comprehensive loss	—	—	—	—	(308)	—	(308)
Issuance of common stock	1,265,000	13	27,061	—	—	—	27,074
Exercise of stock options	1,000	—	22	—	—	—	22
Share-based compensation - restricted shares	30,385	—	548	—	—	—	548
Share-based compensation - tax benefits	—	—	107	—	—	—	107
Cash dividends ($0.28 per share)	—	—	—	(828)	—	—	(828)
Treasury stock purchased	(9,445)	—	—	—	—	(216)	(216)
Treasury stock re-issued	4,158	—	(77)	—	—	77	—
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	13,746	—	—	13,746
Other comprehensive loss	—	—	—	—	(2,525)	—	(2,525)
Exercise of stock options	69,684	1	1,473	—	—	—	1,474
Share-based compensation - restricted shares	25,030	—	660	—	—	—	660
Share-based compensation - tax benefits	—	—	365	—	—	—	365
Cash dividends ($0.56 per share)	—	—	—	(2,202)	—	—	(2,202)
Treasury stock purchased	(67,384)	—	—	—	—	(1,782)	(1,782)
Balance at December 31, 2013	3,943,997	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
	(In Thousands)
Operating activities
Net income	$13,746	$8,926
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	2,428	(1,906)
Provision for loan and lease losses	(959)	4,243
Depreciation, amortization and accretion, net	2,322	3,054
Share-based compensation	660	548
Increase in cash surrender value of bank-owned life insurance	(845)	(703)
Origination of loans for sale	—	(1,548)
Sale of loans originated for sale	—	1,695
Gain on sale of loans originated for sale	—	(147)
Net (gain) loss on foreclosed properties, including impairment valuation	(117)	585
Excess tax benefit from share-based compensation	(365)	(107)
Decrease in accrued interest receivable and other assets	2,713	646
(Decrease) increase in accrued interest payable and other liabilities	(3,681)	712
Net cash provided by operating activities	15,902	15,998
Investing activities
Proceeds from maturities of available-for-sale securities	62,520	56,992
Purchases of available-for-sale securities	(48,048)	(90,407)
Proceeds from sale of foreclosed properties	2,739	1,955
Payments to priority lien holders of foreclosed properties	—	(367)
Net increase in loans and leases	(70,912)	(65,628)
Investments in limited partnerships	(1,250)	—
Distributions from limited partnerships	672	893
Investment in FHLB Stock	(1,185)	—
Proceeds from sale of FHLB Stock	1,074	1,223
Purchases of leasehold improvements and equipment, net	(531)	(561)
Proceeds from sale of leasehold improvements and equipment, net	30	—
Premium payment on bank owned life insurance policies	(25)	(4,025)
Proceeds from surrender of bank owned life insurance policies	—	116
Net cash used in investing activities	(54,916)	(99,809)
Financing activities
Net increase in deposits	37,601	40,942
Repayment of FHLB advances	(469)	(13)
Net decrease in short-term borrowed funds	—	(800)
Proceeds from issuance of subordinated notes payable	—	6,215
Repayment of subordinated notes payable	—	(33,289)
Excess tax benefit from share-based compensation	365	107
Common stock issuance	—	27,074
Cash dividends paid	(2,475)	(738)
Exercise of stock options	1,474	22
Purchase of treasury stock	(1,782)	(216)
Net cash provided by financing activities	34,714	39,304
Net decrease in cash and cash equivalents	(4,300)	(44,507)
Cash and cash equivalents at the beginning of the period	85,586	130,093
Cash and cash equivalents at the end of the period	$81,286	$85,586
Supplementary cash flow information
Interest paid on deposits and borrowings	$12,365	$17,800
Income taxes paid	6,089	5,716
Transfer to foreclosed properties	1,381	1,511
Reissuance of treasury stock	—	77
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB and FBB – Milwaukee are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”) and FBB Real Estate, LLC (“FBBRE”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. Certain amounts in prior periods may have been reclassified to conform to current presentation. Subsequent events have been evaluated through the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
Cash and Cash Equivalents. The Corporation considers federal funds sold, interest-bearing deposits and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities Available-for-Sale. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any held-to-maturity or trading securities at December 31, 2013 and 2012.
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
Interest on non-impaired loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is considered impaired and placed on a non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or lease is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce loan principal. If collectability of the contractual payments is not in doubt, payments may be applied to interest for interest amounts due on a cash basis. As soon as it is determined with certainty that the principal of an impaired loan or lease is uncollectable either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan or lease is charged off. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectability of total contractual principal and interest is no longer doubtful.

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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems appropriate to absorb probable and estimable losses inherent in the loan and lease portfolios. Such inherent losses stem from the size and current risk characteristics of the loan and lease portfolio, an assessment of individual impaired and other problem loans and leases, actual loss experience, estimated fair value of underlying collateral, adverse situations that may affect the borrower’s ability to repay, and current geographic or industry-specific current economic events. Some impaired and other loans and leases have risk characteristics that are unique to an individual borrower and the loss must be estimated on an individual basis. Other impaired and problem loans and leases may have risk characteristics similar to other loans and leases and bear similar inherent risk of loss. Such loans and leases, which are not individually reviewed and measured for impairment, are aggregated and historical loss statistics are used to determine the risk of loss.
The measurement of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay and appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired and other problem loans and leases, estimation of losses on types of loans and leases based on historical losses and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense when it is determined an increase in the allowance for loan and lease losses is appropriate. A negative provision for loan and lease losses may be recognized if determined a reduction in the level of allowance for loan and lease losses is appropriate. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
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
Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the valuation allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. For the year ended December 31, 2013, no interest income was recognized due to the increase of the present value of future cash flows attributable to the passage of time. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
Loans Held for Sale. Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or fair value. Fees received from the borrower and direct costs to originate the loan are deferred and recognized as part of the gain or loss on sale. There were no loans held for sale outstanding at December 31, 2013 or 2012.
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
Foreclosed Properties. Property acquired by repossession, foreclosure or by deed in lieu of foreclosure is carried at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property, less costs to sell. Any write-down in the carrying value of a loan or lease at the time of acquisition is charged to the allowance for loan and lease losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues are recorded in non-interest expense. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense. Foreclosed properties are included in foreclosed properties, net in the consolidated balance sheets.
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in cash surrender value of life insurance on the consolidated balance sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies was $57.4 million as of December 31, 2013. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of each of December 31, 2013 and 2012, there were no borrowings against the cash surrender value of the BOLI policies.

Federal Home Loan Bank Stock. The Banks own shares in the Federal Home Loan Bank – Chicago (“FHLB”) as required for membership to the FHLB. The minimum required investment was $1.3 million as of December 31, 2013. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their $100 per share par amount. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2013 and 2012.
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
Derivative Instruments. The Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets, liabilities, future cash flows and economic hedges for written client derivative contracts. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash to the other party based on a notional amount and an underlying as specified in the contract and may be subject to master netting agreements. A notional amount represents the number of units of a specific item, such as currency units. An underlying represents a variable, such as an interest rate. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.
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
All derivative instruments are to be carried at fair value on the consolidated balance sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. In 2013 and 2012, the Corporation solely utilized interest rate swaps which did not qualify for hedge accounting and therefore all changes in fair value and gains and losses on these instruments were reported in earnings as they occurred. The effects of netting arrangements are disclosed within the Notes of the Consolidated Financial Statements.

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
Other Comprehensive Income. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized holding gains and losses on available for sale securities, changes in deferred gains and losses on investment securities transferred from available for sale to held to maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2013, there were no items requiring reclassification out of accumulated other comprehensive income.
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
Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies in South Central, Northeastern and Southeastern Wisconsin. These services include demand, time, and savings products, the sale of certain non-deposit financial products and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. The Corporation’s business units have similar basic characteristics in the nature of the products, production processes and type or class of client for products or services; therefore, these business units are considered one operating segment.

Stock Options. Prior to January 1, 2006, the Corporation accounted for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant.
On January 1, 2006, the Corporation adopted ASC Topic 718 using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a public entity. Under the prospective method, ASC Topic 718 must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of ASC Topic 718. Therefore, no stock-based compensation was recognized in the consolidated statements of income for the years ended December 31, 2013 or 2012, except with respect to restricted stock awards. Upon vesting of any options subject to ASC Topic 718, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Future Accounting Changes.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Corporation is in the process of evaluating the impact of this standard on its existing disclosures and currently does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $13.2 million and $21.6 million at December 31, 2013 and 2012, respectively. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank (“FRB”) were $1.5 million and $291,000 at December 31, 2013 and 2012. FRB balances were $53.0 million and $53.1 million at December 31, 2013 and 2012, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $68.1 million and $64.0 million at December 31, 2013 and 2012, respectively. Federal funds sold at December 31, 2013 and 2012 were $24,000 and $237,000, respectively and are included in short-term investments on the Consolidated Balance Sheets.

Note 3 – Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of December 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$16,380	$9	$(145)	$16,244
Municipal obligations	16,207	35	(753)	15,489
Asset-backed securities	1,517	—	(23)	1,494
Collateralized mortgage obligations - government issued	111,010	2,238	(1,279)	111,969
Collateralized mortgage obligations - government-sponsored enterprises	35,561	57	(696)	34,922
	$180,675	$2,339	$(2,896)	$180,118

	As of December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$19,667	$62	$(8)	$19,721
Municipal obligations	$11,897	$179	$(43)	$12,033
Collateralized mortgage obligations - government issued	148,369	3,344	(68)	151,645
Collateralized mortgage obligations - government-sponsored enterprises	17,128	88	(19)	17,197
	$197,061	$3,673	$(138)	$200,596

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale during the years ended December 31, 2013 and 2012.

At December 31, 2013 and December 31, 2012, securities with a fair value of $42.3 million and $23.1 million, respectively, were pledged to secure interest rate swap contracts, outstanding FHLB advances, if any, and additional FHLB availability.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due in one year through five years	15,150	15,036
Due in five through ten years	41,116	41,018
Due in over ten years	124,409	124,064
	$180,675	$180,118
The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at December 31, 2013 and 2012. At December 31, 2013 and 2012, the Corporation owned 131 securities and 30 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2013, the Corporation held 13 securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2013 and 2012.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$10,608	$145	$—	$—	$10,608	$145
Municipal obligations	12,001	650	981	103	12,982	753
Asset-backed securities	1,494	23	—	—	1,494	23
Collateralized mortgage obligations - government issued	34,021	997	6,146	282	40,167	1,279
Collateralized mortgage obligations - government-sponsored enterprises	20,628	506	5,418	190	26,046	696
	$78,752	$2,321	$12,545	$575	$91,297	$2,896

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$2,992	$8	$—	$—	$2,992	$8
Municipal obligations	3,450	43	—	—	3,450	43
Collateralized mortgage obligations - government issued	12,990	68	—	—	12,990	68
Collateralized mortgage obligations - government-sponsored enterprises	5,075	19	—	—	5,075	19
	$24,507	$138	$—	$—	$24,507	$138

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2013	December 31, 2012
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$141,164	$144,988
Commercial real estate — non-owner occupied	341,695	323,660
Construction and land development	68,708	64,966
Multi-family	62,758	58,454
1-4 family	30,786	31,943
Total commercial real estate	645,111	624,011
Commercial and industrial	293,552	256,458
Direct financing leases, net	26,065	15,926
Consumer and other
Home equity and second mortgages	5,272	4,642
Other	11,972	11,671
Total consumer and other	17,244	16,313
Total gross loans and leases receivable	981,972	912,708
Less:
Allowance for loan and lease losses	13,901	15,400
Deferred loan fees	1,021	748
Loans and leases receivable, net	$967,050	$896,560

During the years ended December 31, 2013 and 2012, $46.2 million and $58.3 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore $46.2 million and $58.3 million during the years ended December 31, 2013 and 2012, respectively, have been derecognized in the audited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the loans by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represent adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 was $498,000 and $765,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold as of December 31, 2013 and December 31, 2012 was $52.1 million and $50.1 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of December 31, 2013 and December 31, 2012, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $77.2 million and $71.9 million, respectively. As of December 31, 2013, no loans in this participation sold portfolio were considered impaired as compared to $3.2 million as of December 31, 2012. This decline was due to the fact that the impaired loan in this portfolio was repurchased and thus removed from this portfolio as described further below. From December 2010 through May 2013, the Corporation recognized a total of $2.7 million in charge-offs associated with specific credits within the retained portion of this portfolio of loans in accordance with the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.

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

The $1.4 million carrying amount of this portion of the loan is recorded on the Consolidated Balance Sheets within loans and leases receivable, net at December 31, 2013 along with Corporation’s previously retained portion of this loan. This loan is classified as a nonperforming troubled debt restructuring because the Corporation cannot reasonably estimate the timing of the cash flows expected to be collected and therefore the discount will not be accreted to earnings until the carrying amount is fully paid.

During the year ended December 31, 2013, there were no changes to the allowance for loan and lease losses relating to this loan, as it is a collateral dependent loan and was deemed to have sufficient collateral value as of December 31, 2013 to support the carrying value.
Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2013 and 2012, loans aggregating approximately $3.0 million and $11.4 million, respectively, were outstanding to such parties. New loans granted to such parties during the years ended December 31, 2013 and 2012 were approximately $1.6 million and $1.4 million and repayments on such loans were approximately $10.0 million and $1.2 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans not related to the lender. None of these loans were considered impaired.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2013 and 2012:

	Category
As of December 31, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,764	$11,259	$10,802	$339	$141,164
Commercial real estate — non-owner occupied	290,865	29,444	21,103	283	341,695
Construction and land development	53,493	1,972	7,754	5,489	68,708
Multi-family	57,049	5,678	—	31	62,758
1-4 family	19,197	7,611	3,312	666	30,786
Total commercial real estate	539,368	55,964	42,971	6,808	645,111

Commercial and industrial	268,109	11,688	5,712	8,043	293,552

Direct financing leases, net	23,171	2,421	473	—	26,065

Consumer and other:
Home equity and second mortgages	4,408	134	150	580	5,272
Other	11,177	—	—	795	11,972
Total consumer and other	15,585	134	150	1,375	17,244

Total gross loans and leases receivable	$846,233	$70,207	$49,306	$16,226	$981,972
Category as a % of total portfolio	86.18%	7.15%	5.02%	1.65%	100.00%

	Category
As of December 31, 2012	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$117,180	$9,688	$17,351	$769	$144,988
Commercial real estate — non-owner occupied	267,884	29,553	22,992	3,231	323,660
Construction and land development	49,134	2,037	8,384	5,411	64,966
Multi-family	50,808	6,810	790	46	58,454
1-4 family	18,255	4,657	7,873	1,158	31,943
Total commercial real estate	503,261	52,745	57,390	10,615	624,011

Commercial and industrial	233,524	9,922	10,170	2,842	256,458

Direct financing leases, net	10,486	3,897	1,543	—	15,926

Consumer and other:
Home equity and second mortgages	3,525	157	220	740	4,642
Other	10,641	—	—	1,030	11,671
Total consumer and other	14,166	157	220	1,770	16,313

Total gross loans and leases receivable	$761,437	$66,721	$69,323	$15,227	$912,708
Category as a % of total portfolio	83.43%	7.31%	7.60%	1.67%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $22.8 million and $22.0 million of loans and leases as Substandard as of December 31, 2013 and 2012, respectively. No loans were considered Special Mention, Doubtful or Loss as of either December 31, 2013 and 2012. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2013 and 2012 were as follows:

As of December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$140,825	$140,825
Non-owner occupied	—	—	—	—	341,412	341,412
Construction and land development	—	—	—	—	63,286	63,286
Multi-family	—	—	—	—	62,727	62,727
1-4 family	—	—	—	—	30,265	30,265
Commercial & industrial	—	—	—	—	285,541	285,541
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,819	4,819
Other	—	—	—	—	11,177	11,177
Total	$—	$—	$—	$—	$966,117	$966,117
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$85	$339
Non-owner occupied	—	—	—	—	283	283
Construction and land development	—	—	—	—	5,422	5,422
Multi-family	—	—	—	—	31	31
1-4 family	—	180	123	303	218	521
Commercial & industrial	1,944	1,407	53	3,404	4,607	8,011
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	85	85	368	453
Other	—	—	795	795	—	795
Total	$1,944	$1,587	$1,310	$4,841	$11,014	$15,855
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$140,910	$141,164
Non-owner occupied	—	—	—	—	341,695	341,695
Construction and land development	—	—	—	—	68,708	68,708
Multi-family	—	—	—	—	62,758	62,758
1-4 family	—	180	123	303	30,483	30,786
Commercial & industrial	1,944	1,407	53	3,404	290,148	293,552
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	85	85	5,187	5,272
Other	—	—	795	795	11,177	11,972
Total	$1,944	$1,587	$1,310	$4,841	$977,131	$981,972
Percent of portfolio	0.20%	0.16%	0.13%	0.49%	99.51%	100.00%

As of December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$210	$—	$—	$210	$144,009	$144,219
Non-owner occupied	—	—	—	—	320,789	320,789
Construction and land development	—	—	—	—	60,020	60,020
Multi-family	—	—	—	—	58,408	58,408
1-4 family	—	—	—	—	30,937	30,937
Commercial & industrial	—	—	—	—	253,616	253,616
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,030	4,030
Other	—	—	—	—	10,641	10,641
Total	$210	$—	$—	$210	$898,376	$898,586
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$117	$117	$652	$769
Non-owner occupied	2,415	—	444	2,859	12	2,871
Construction and land development	—	—	471	471	4,475	4,946
Multi-family	—	—	—	—	46	46
1-4 family	74	—	482	556	450	1,006
Commercial & industrial	57	—	560	617	2,225	2,842
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	121	121	491	612
Other	—	—	1,030	1,030	—	1,030
Total	$2,546	$—	$3,225	$5,771	$8,351	$14,122
Total loans and leases
Commercial real estate:
Owner occupied	$210	$—	$117	$327	$144,661	$144,988
Non-owner occupied	2,415	—	444	2,859	320,801	323,660
Construction and land development	—	—	471	471	64,495	64,966
Multi-family	—	—	—	—	58,454	58,454
1-4 family	74	—	482	556	31,387	31,943
Commercial & industrial	57	—	560	617	255,841	256,458
Direct financing leases, net	—	—	—	—	15,926	15,926
Consumer and other:
Home equity and second mortgages	—	—	121	121	4,521	4,642
Other	—	—	1,030	1,030	10,641	11,671
Total	$2,756	$—	$3,225	$5,981	$906,727	$912,708
Percent of portfolio	0.30%	—%	0.36%	0.66%	99.34%	100.00%

The Corporation’s total impaired assets consisted of the following at December 31, 2013 and 2012, respectively.

	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$339	$769
Commercial real estate — non-owner occupied	283	2,871
Construction and land development	5,422	4,946
Multi-family	31	46
1-4 family	521	1,006
Total non-accrual commercial real estate	6,596	9,638
Commercial and industrial	8,011	2,842
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	453	612
Other	795	1,030
Total non-accrual consumer and other loans	1,248	1,642
Total non-accrual loans and leases	15,855	14,122
Foreclosed properties, net	333	1,574
Total non-performing assets	16,188	15,696
Performing troubled debt restructurings	371	1,105
Total impaired assets	$16,559	$16,801

	December 31, 2013	December 31, 2012
Total non-accrual loans and leases to gross loans and leases	1.61%	1.55%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.65	1.72
Total non-performing assets to total assets	1.28	1.28
Allowance for loan and lease losses to gross loans and leases	1.42	1.69
Allowance for loan and lease losses to non-accrual loans and leases	87.68	109.05

As of December 31, 2013 and December 31, 2012, $8.1 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of December 31, 2013, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of December 31, 2013			As of December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	1	$110	$84	5	$338	$303
Commercial real estate — non-owner occupied	3	385	283	5	885	803
Construction and land development	3	6,060	5,489	4	8,044	4,953
Multi-family	1	184	31	1	184	47
1-4 family	10	911	666	13	1,674	1,132
Commercial and industrial	5	1,935	565	7	2,250	931
Consumer and other:
Home equity and second mortgage	6	752	580	7	865	726
Other	1	2,076	795	1	2,076	1,030
Total	30	$12,413	$8,493	43	$16,316	$9,925

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of December 31, 2013 and 2012, our troubled debt restructurings grouped by type of concession were as follows:

	As of December 31, 2013		As of December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$55	2	$117
Combination of extension and interest rate concession	17	6,498	26	7,121
Commercial and industrial
Extension of term	1	49	3	241
Combination of extension and interest rate concession	4	516	4	689
Consumer and other
Extension of term	2	880	2	1,117
Combination of extension and interest rate concession	5	495	6	640
Total	30	$8,493	43	$9,925

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2013.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	229	229	—	1,586	198	17	181
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	244	244	—	405	31	34	(3)
Commercial and industrial	555	766	—	434	97	114	(17)
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	518	518	—	593	37	3	34
Other	795	1,461	—	942	100	—	100
Total	$8,200	$12,115	$—	$10,824	$816	$221	$595
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	54	94	54	88	6	—	6
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	422	422	155	437	18	—	18
Commercial and industrial	7,488	7,488	131	670	42	—	42
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	62	62	62	65	5	—	5
Other	—	—	—	—	—	—	—
Total	$8,026	$8,066	$402	$1,260	$71	$—	$71
Total:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	283	323	54	1,674	204	17	187
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	666	666	155	842	49	34	15
Commercial and industrial	8,043	8,254	131	1,104	139	114	25
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	580	580	62	658	42	3	39
Other	795	1,461	—	942	100	—	100
Grand total	$16,226	$20,181	$402	$12,084	$887	$221	$666

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$741	$741	$—	$1,482	$142	$2	$140
Non-owner occupied	648	648	—	1,239	222	207	15
Construction and land development	4,946	8,537	—	5,834	246	24	222
Multi-family	47	414	—	313	69	60	9
1-4 family	544	677	—	2,213	151	—	151
Commercial and industrial	2,394	2,404	—	1,987	163	25	138
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	656	657	—	913	55	1	54
Other	1,030	1,620	—	1,150	113	1	112
Total	$11,006	$15,698	$—	$15,135	$1,161	$321	$840
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$28	$28	$16	$30	$2	$—	$2
Non-owner occupied	2,582	2,582	829	162	33	—	33
Construction and land development	465	465	174	528	15	—	15
Multi-family	—	—	—	—	—	—	—
1-4 family	614	614	224	637	36	—	36
Commercial and industrial	447	3,137	187	1,350	178	—	178
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	85	85	87	103	7	—	7
Other	—	—	—	—	—	—	—
Total	$4,221	$6,911	$1,517	$2,810	$271	$—	$271
Total:
Commercial real estate:
Owner occupied	$769	$769	$16	$1,512	$144	$2	$142
Non-owner occupied	3,230	3,230	829	1,401	255	207	48
Construction and land development	5,411	9,002	174	6,362	261	24	237
Multi-family	47	414	—	313	69	60	9
1-4 family	1,158	1,291	224	2,850	187	—	187
Commercial and industrial	2,841	5,541	187	3,337	341	25	316
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	741	742	87	1,016	62	1	61
Other	1,030	1,620	—	1,150	113	1	112
Grand total	$15,227	$22,609	$1,517	$17,945	$1,432	$321	$1,111

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans and leases recorded investment and the unpaid principal balance of $4.0 million and $7.4 million as of December 31, 2013 and 2012, respectively, represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being less than the carrying values of the loans and leases. Impaired loans and leases also included $371,000 and $1.1 million of loans that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of contractual principal and interest payments is in doubt, cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(896)	(14)	(4)	—	(914)
Recoveries	353	11	5	5	374
Provision	(1,095)	109	(99)	126	(959)
Ending balance	$9,055	$4,235	$273	$338	$13,901
Ending balance: individually evaluated for impairment	$209	$131	$62	$—	$402
Ending balance: collectively evaluated for impairment	$8,846	$4,104	$211	$338	$13,499
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$645,111	$293,552	$17,244	$26,065	$981,972
Ending balance: individually evaluated for impairment	$5,379	$8,043	$1,375	$—	$14,797
Ending balance: collectively evaluated for impairment	$638,303	$285,509	$15,869	$26,065	$965,746
Ending balance: loans acquired with deteriorated credit quality	$1,429	$—	$—	$—	$1,429
Allowance as % of gross loans	1.40%	1.44%	1.58%	1.30%	1.42%

	As of and for the Year Ended December 31, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(612)	(2,739)	(128)	—	(3,479)
Recoveries	375	66	40	—	481
Provision	1,376	2,825	75	(33)	4,243
Ending balance	$10,693	$4,129	$371	$207	$15,400
Ending balance: individually evaluated for impairment	$1,244	$186	$87	$—	$1,517
Ending balance: collectively evaluated for impairment	$9,449	$3,943	$284	$207	$13,883
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$624,011	$256,458	$16,313	$15,926	$912,708
Ending balance: individually evaluated for impairment	$10,614	$2,842	$1,771	$—	$15,227
Ending balance: collectively evaluated for impairment	$613,397	$253,616	$14,542	$15,926	$897,481
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.71%	1.61%	2.27%	1.30%	1.69%
The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2013	2012
	(In Thousands)
Minimum lease payments receivable	$24,658	$12,951
Estimated unguaranteed residual values in leased property	4,546	4,366
Initial direct costs	226	29
Less unearned lease and residual income	(3,365)	(1,420)
Investment in commercial direct financing leases	$26,065	$15,926

There were no impairments of residual value of leased property during the years ended December 31, 2013 and 2012.
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2014	$6,429
2015	5,332
2016	4,256
2017	3,214
2018	2,494
Thereafter	2,933
$24,658

Note 5 – Leasehold Improvements and Equipment
A summary of leasehold improvements and equipment at December 31, 2013 and 2012 is as follows:

	As of December 31,
	2013	2012
	(In Thousands)
Leasehold improvements	$1,547	$1,263
Furniture and equipment	3,257	3,031
Construction and purchases in progress	—	77
	4,804	4,371
Less: accumulated depreciation	(3,649)	(3,403)
Total leasehold improvements and equipment, net	$1,155	$968

Note 6 – Other Assets
The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. The Corporation’s share of the partnerships’ income included in the consolidated statements of income for the years ended December 31, 2013 and 2012 was a loss of $437,000 and income of $678,000, respectively. The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $1.2 million and $2.0 million recorded as of December 31, 2013 and 2012, respectively. The Corporation had a remaining commitment to provide funds of $960,000 at December 31, 2013. In March 2013, the Corporation invested in Aldine Capital Fund II, LP (“Aldine II”), a mezzanine fund. As of December 31, 2013, the Corporation’s equity investment in Aldine II totaled $942,000. The Corporation had a remaining commitment to provide funds of $3.8 million at December 31, 2013. The Corporation also has one tax-preferred limited partnership equity investment, Chapel Valley Senior Housing, LP. At December 31, 2013 and 2012, there was a zero cost basis remaining in this tax-preferred limited partnership equity investment.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II, a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate trust preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2013 and 2012 is included in accrued interest receivable and other assets.

A summary of accrued interest receivable and other assets is as follows:

	As of December 31,
	2013	2012
	(In Thousands)
Accrued interest receivable	$3,231	$3,217
Deferred tax assets, net	3,722	4,583
Investment in limited partnerships	2,141	2,000
Investment in Trust II	315	315
Fair value of interest rate swaps	946	3,069
Prepaid expenses	1,224	1,453
Other	2,737	2,771
Total accrued interest receivable and other assets	$14,316	$17,408

Note 7 – Deposits
The composition of deposits at December 31, 2013 and 2012 was as follows. Weighted average balances represent year-to-date averages.

	December 31, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$151,275	$138,920	—%	$161,985	$137,117	—%
Interest-bearing transaction accounts	77,004	62,578	0.20	43,542	34,180	0.28
Money market accounts	456,065	450,558	0.53	443,743	395,259	0.76
Certificates of deposit	51,979	60,276	1.01	68,599	82,430	1.17
Brokered certificates of deposit	393,532	393,726	1.68	374,385	400,695	2.23
Total deposits	$1,129,855	$1,106,058	0.88	$1,092,254	$1,049,681	1.24

A summary of annual maturities of certificates of deposit outstanding at December 31, 2013 follows:

(In Thousands)
Maturities during the year ended December 31,
2014	$173,077
2015	117,382
2016	58,087
2017	31,571
2018	23,357
Thereafter	42,037
$445,511
Deposits include approximately $23.2 million and $35.6 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2013 and 2012, respectively.

Note 8 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at December 31, 2013 and 2012 was as follows. Weighted average balances represent year-to-date averages.

	December 31, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$260	0.74%	$—	$237	0.82%
FHLB advances	—	6,471	0.19	469	2,034	1.59
Line of credit	10	10	3.41	10	1,666	4.07
Subordinated notes payable	11,926	11,926	6.92	11,926	37,481	7.02
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.81
	$22,251	$28,982	6.78	$22,720	$51,733	7.46

Short-term borrowings	$10			$479
Long-term borrowings	22,241			22,241
	$22,251			$22,720

The Corporation’s FHLB advances fully matured in February 2013. At December 31, 2013 and 2012, there were no securities sold under agreements to repurchase. There were no outstanding federal funds purchased at any month-end during fiscal years December 31, 2013 and 2012.
The Corporation has a $65.8 million FHLB line of credit available for advances and open line borrowings which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2013, $65.8 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2013 and 2012. There were no Term FHLB advances outstanding at December 31, 2013. At December 31, 2012, Term FHLB advances totaled $469,000. The advances bore fixed interest rates which ranged from 5.91% to 6.06% at December 31, 2012.

The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $37.1 million and $35.4 million and collateralized mortgage obligations totaling approximately $39.5 million and $18.9 million were pledged as collateral for FHLB advances and unused available credit at December 31, 2013 and 2012, respectively.

The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2013, the line of credit carried an interest rate of LIBOR + 2.75% with a floor of 3.25% and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays an unused line fee on its senior line of credit. For the years ended December 31, 2013 and 2012, the Corporation incurred $13,000 and $11,000 of additional interest expense due to this fee. On February 19, 2014, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% with an interest rate floor of 3.25% and a maturity date of February 19, 2015.

The Corporation has subordinated notes payable. At December 31, 2013 and 2012, the amount of subordinated notes payable outstanding was $11.9 million. The subordinated notes payable qualify for Tier 2 capital. At December 31, 2013, $5.7 million of the subordinated notes bore an interest rate of LIBOR + 4.75% with an interest rate floor of 6.00% and $6.2 million bore a fixed interest rate of 7.50%. There are no debt covenants on the subordinated notes payable. $5.7 million of the subordinated notes outstanding as of December 31, 2013 were held by a third party financial institution and mature on May 15, 2021. The remaining $6.2 million of the subordinated notes consists of notes which the Corporation offered and sold to certain accredited investors in 2012. The notes were structured to qualify as Tier 2 capital, mature on January 15, 2022 and bear a fixed interest rate of 7.50% per year for their entire term. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance. The Corporation used the net proceeds from the sale of the notes to repay a portion of its then-existing $39.0 million of other subordinated notes. In December 2012, the Corporation successfully raised approximately $29.1 million through the issuance of 1,265,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering, approximately $27.1 million, were immediately used to further repay a portion of its $39.0 million of subordinated notes outstanding at that time. On January 17, 2014 the Corporation repaid an additional $4.0 million of the third party financial institution subordinated notes. As of the filing of the 10-K, the outstanding balance of the third party financial institution debt was $1.7 million and total subordinated debt was $7.9 million.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% Junior Subordinated Notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $428,000 were capitalized in 2008 and are amortizing over the life of the Notes as an adjustment to interest expense. As of December 31, 2013, $353,000 of debt issuance costs remain reflected in other assets on the consolidated balance sheets.
The Corporation has the right to redeem the Notes at each interest payment date on or after September 26, 2013. The Corporation also has the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to: (1) a change in capital treatment resulting in the inability of the Corporation to include the Notes in Tier 1 capital, (2) a change in laws or regulations that could require Trust II to register as an investment company under The Investment Company Act of 1940, as amended; and (3) a change in laws or regulations that would require Trust II to pay income tax with respect to interest received on the Notes or, prohibit the Corporation from deducting the interest payable by the Corporation on the Notes or result in greater than a de minimis amount of taxes for Trust II.
Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. Therefore, the Corporation presents in its Consolidated Financial Statements junior subordinated notes as a liability and its investment in Trust II as a component of other assets.
Note 9 – Stockholders’ Equity and Regulatory Capital
On June 5, 2008, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, $0.01 par value per share (common shares), of the Corporation. The dividend was paid on July 15, 2008. Each right entitles the registered holder to purchase from the Corporation one-half of one common share, at a price of $85.00 per full common share (equivalent to $42.50 for each one-half of a common share), subject to adjustment. The rights will be exercisable only if a person or group acquires 15% or more of the Corporation’s common stock or announces a tender offer for such stock. Under conditions described in the Shareholder Rights Plan, holders of rights may acquire additional shares of the Corporation’s common stock. The value of shares acquired under the plan would have a market value of two times the then-current per share purchase price. The rights will expire on June 5, 2018.
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation continuously reviews and updates when appropriate its Capital and Liquidity Action Plan (the “Capital Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of December 31, 2013, that the Corporation and the Banks met all applicable capital adequacy requirements.

As of December 31, 2013, the most recent notification from the FDIC and the WDFI categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2013 and 2012, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$145,352	13.16%	$88,373	8.00%	N/A	N/A
First Business Bank	123,331	12.57	78,516	8.00	$98,145	10.00%
First Business Bank – Milwaukee	17,944	14.66	9,790	8.00	12,238	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$119,617	10.83	$44,186	4.00	N/A	N/A
First Business Bank	111,062	11.32	39,258	4.00	$58,887	6.00
First Business Bank – Milwaukee	16,414	13.41	4,895	4.00	7,343	6.00
Tier 1 capital (to average assets)
Consolidated	$119,617	9.35	$51,153	4.00	N/A	N/A
First Business Bank	111,062	10.35	42,913	4.00	$53,641	5.00
First Business Bank – Milwaukee	16,414	7.64	8,595	4.00	10,744	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$132,042	12.97%	$81,452	8.00%	N/A	N/A
First Business Bank	115,613	12.73	72,640	8.00	$90,800	10.00%
First Business Bank – Milwaukee	15,743	14.60	8,626	8.00	10,783	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$107,356	10.54	$40,726	4.00	N/A	N/A
First Business Bank	104,232	11.48	36,320	4.00	$54,480	6.00
First Business Bank – Milwaukee	14,392	13.35	4,313	4.00	6,470	6.00
Tier 1 capital (to average assets)
Consolidated	$107,356	8.99	$47,750	4.00	N/A	N/A
First Business Bank	104,232	10.49	39,731	4.00	$49,664	5.00
First Business Bank – Milwaukee	14,392	6.72	8,563	4.00	10,703	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2013 and 2012, respectively.

	As of December 31,
	2013	2012
	(In Thousands)
Stockholders’ equity of the Corporation	$109,275	$99,539
Unrealized and accumulated losses (gains) on specific items	342	(2,183)
Trust preferred securities	10,000	10,000
Tier 1 capital	119,617	107,356
Allowable general valuation allowances and subordinated debt	25,735	24,686
Risk-based capital	$145,352	$132,042

Note 10 – Earnings per Common Share
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
For the years ended December 31, 2013 and 2012, average anti-dilutive employee share-based awards totaled 77 and 115,236, respectively.

	For the Year Ended December 31,
	2013	2012
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$13,746	$8,926
Less: earnings allocated to participating securities	331	329
Basic earnings allocated to common shareholders	$13,415	$8,597

Weighted-average common shares outstanding, excluding participating securities	3,832,296	2,608,961

Basic earnings per common share	$3.50	$3.30

Diluted earnings per common share
Earnings allocated to common shareholders	$13,415	$8,597
Reallocation of undistributed earnings	2	—
Diluted earnings allocated to common shareholders	$13,417	$8,597

Weighted-average common shares outstanding, excluding participating securities	3,832,296	2,608,961
Dilutive effect of share-based awards	15,314	1,911
Weighted-average diluted common shares outstanding, excluding participating securities	3,847,610	2,610,872

Diluted earnings per common share	$3.49	$3.29

Note 11 – Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units and dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2013, 198,949 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the plans are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation became a reporting company under the Securities Exchange Act of 1934 and no Stock Options have been modified, repurchased or cancelled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the years ended December 31, 2013 and 2012. As of December 31, 2013, all Stock Options granted and not previously forfeited had vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow activity.

The following table represents a summary of Stock Options activity for the periods indicated.

	For the Years Ended December 31,
	2013		2012
	Options	Weighted average price	Options	Weighted average price
Outstanding at beginning of year	124,034	$22.43	125,034	$22.43
Granted	—	—	—	—
Exercised	(69,684)	21.13	(1,000)	22.00
Expired	(3,350)	22.00	—	—
Forfeited	—	—	—	—
Outstanding at end of year	51,000	24.24	124,034	22.43
Options exercisable at end of year	51,000	24.24	124,034	22.43
The following table represents outstanding Stock Options and exercisable Stock Options at the respective ranges of exercise prices at December 31, 2013.

	Options Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$24.00 - $24.99	39,000	0.80	$24.00	39,000	$24.00
$25.00 - $25.99	12,000	1.13	25.00	12,000	25.00
	51,000	0.88	24.24	51,000	24.24
Restricted Stock
Under the Plan, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the Plan are subject to graded vesting. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefit of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity.

Restricted share activity for the years ended December 31, 2013 and 2012 was as follows:

	For the Year Ended December 31,
	2013		2012
	Number of restricted shares	Weighted average grant-date fair value	Number of restricted shares	Weighted average grant-date fair value
Nonvested balance at beginning of year	94,506	$18.19	95,868	$15.15
Granted	25,030	33.00	37,123	23.03
Vested	(34,827)	16.88	(35,905)	15.06
Forfeited	—	—	(2,580)	18.32
Nonvested balance as of end of year	84,709	23.10	94,506	18.19

As of December 31, 2013, $1.7 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over approximately 2.7 years. As of December 31, 2013, all restricted shares that vested were delivered. For the years ended December 31, 2013 and 2012, share-based compensation expense included in the Consolidated Statements of Income totaled $660,000 and $548,000, respectively.

Note 12 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3.0% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6.0% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the consolidated statements of income. The Corporation made a matching contribution of 3.0% to all eligible employees which totaled $348,000 and $321,000 for the years ended December 31, 2013 and 2012, respectively. Discretionary contributions of 4.6%, or $533,000, and 5.0%, or $528,000, were made in 2013 and 2012, respectively.
As of December 31, 2013 and 2012, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan in 2013 and 2012 was $81,000 and $58,000, respectively. The present value of future payments under the remaining plan of $647,000 and $566,000 at December 31, 2013 and 2012, respectively, is included in other liabilities.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.0 million and $5.7 million, respectively, at December 31, 2013 and cash surrender values and death benefits of approximately $1.9 million and $5.7 million, respectively, at December 31, 2012. The remaining balance of the cash surrender value of bank-owned life insurance of $21.1 million and $20.4 million as of December 31, 2013 and 2012, respectively, is related to policies on a number of then-qualified individuals affiliated with the Banks.

Note 13 – Leases

The Corporation and FBB occupy space in Madison, WI under an operating lease agreement that expires on July 7, 2028. FBB has three loan production offices in Appleton, WI, Oshkosh, WI, and Green Bay, WI, that occupy office space under separate operating lease agreements that expire on November 30, 2017, January 31, 2018, and March 31, 2014, respectively. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2020. The Corporation’s total rent expense was $1.2 million for both years ended December 31, 2013 and 2012, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases other office equipment. Rental expense for these operating leases was $29,000 and $27,000 for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows:

(In Thousands)
2014	$706
2015	678
2016	645
2017	613
2018	558
Thereafter	4,885
$8,085

Note 14 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Endowment to First Business Charitable Foundation	$1,300	$—
General and administrative expenses	938	912
Travel and other employee expenses	877	903
Computer software expenses	677	446
Partnership loss (income)	437	(678)
Foreclosed properties expenses	185	589
Other expenses	240	562
Total other operating expenses	$4,654	$2,734

Note 15 – Income Taxes
Income tax expense applicable to income for the years ended December 31, 2013 and 2012 consists of the following:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Current:
Federal	$3,605	$5,473
State	1,356	1,183
Current tax expense	4,961	6,656
Deferred:
Federal	2,257	(1,756)
State	171	(150)
Deferred tax expense (benefit)	2,428	(1,906)

Total income tax expense	$7,389	$4,750
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Net deferred tax assets are included in other assets in the consolidated balance sheets.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2013	2012
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,372	$5,890
Deferred compensation	1,144	1,139
State net operating loss carryforwards	730	712
Write-down of foreclosed properties	—	188
Non-accrual loan interest	733	863
Capital loss carryforwards	35	35
Unrealized loss on securities	215	—
Other	486	505
Total deferred tax assets before valuation allowance	8,715	9,332
Valuation allowance	(67)	(8)
Total deferred tax assets	8,648	9,324
Deferred tax liabilities:
Leasing and fixed asset activities	4,803	3,266
Unrealized gain on securities	—	1,352
Other	123	123
Total deferred tax liabilities	4,926	4,741

Net deferred tax asset	$3,722	$4,583

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2013	2012
	(In Thousands)
Change in net deferred tax assets	$(861)	$2,101
Deferred taxes allocated to other comprehensive income	(1,567)	(195)
Deferred income tax (expense) benefit	$(2,428)	$1,906

The Corporation had state net operating loss carryforwards of approximately $14.1 million and $13.6 million at December 31, 2013 and 2012, respectively, which can be used to offset future state taxable income. The carryforwards expire between 2023 and 2032. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses. The valuation allowance associated with these deferred tax assets was $67,000 and $8,000 as of December 31, 2013 and 2012, respectively. On June 26, 2011, the State of Wisconsin 2011-2013 Budget Bill, Assembly Bill 40, was signed into law. The bill provides that, starting with the first taxable year beginning after December 31, 2011, and thereafter for the next 19 years, a combined group member that has pre-2009 net business loss carryforwards can, after first using such net business loss carryforwards to offset its own income for the taxable year and after using shared losses, use up to five percent of the pre-2009 net business loss carryforwards to offset the Wisconsin income of their group members on a proportionate basis. These net business loss carryforwards can be used to the extent the income is attributable to the group’s unitary business. If the five percent cannot fully be used, the remainder can be added to the portion that may offset the Wisconsin income of all other combined group members in a subsequent year, until it is completely used or expired. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established on its Wisconsin state net operating losses.

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

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2013	2012
	(Dollars In Thousands)
Income before income tax expense	$21,135	$13,676
Tax expense at statutory federal rate of 34.43% and 34% applied to income before income tax expense, respectively	$7,275	$4,650
State income tax, net of federal effect	906	647
Tax-exempt security and loan income, net of TEFRA adjustments	(682)	(431)
Change in valuation allowance	59	(3)
Bank-owned life insurance	(291)	(239)
Other	122	126
Total income tax expense	$7,389	$4,750
Effective tax rate	34.96%	34.73%

As of both December 31, 2013 and 2012, the summary of all of the Corporation’s uncertain tax positions totaled $16,000. There were no significant additions to or reductions from these uncertain tax positions for the year ended December 31, 2013. In addition, there were no settlements of uncertain tax positions. As of December 31, 2013, tax years remaining open for the State of Wisconsin tax were 2010 through 2012. Federal tax years that remained open were 2010 through 2012. As of December 31, 2013, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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
At December 31, 2013, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $31.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in January, 2014 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $528,000, included in accrued interest receivable and other assets, and as a derivative liability of $918,000, included in accrued interest payable and other liabilities. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of December 31, 2013, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s Consolidated Balance Sheets.

At December 31, 2013, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $31.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in January, 2014 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our banks and are reported on the Consolidated Balance Sheets as a derivative asset of $418,000 and a net derivative liability of $28,000. The value of these swaps was included in accrued interest payable and other liabilities as of December 31, 2013. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $528,000 and $918,000 gross derivative asset. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2013 and 2012.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2013	Other assets	$946	Other liabilities	$946
December 31, 2012	Other assets	$3,069	Other liabilities	$3,069

No derivative instruments held by the Corporation for the year ended December 31, 2013 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the year ended December 31, 2013 and 2012 had an insignificant impact to the audited Consolidated Statements of Income.

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
In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance-sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2013 and 2012, there were no accrued credit losses for financial instruments with off-balance-sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2013 and 2012, respectively, are as follows:

	At December 31,
	2013	2012
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$282,581	$257,150
Standby letters of credit	19,602	17,840

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$15,489	$—	$15,489
Asset backed securities	—	1,494	—	1,494
U.S. Government agency obligations - government-sponsored enterprises	—	16,244	—	16,244
Collateralized mortgage obligations - government issued	—	111,969	—	111,969
Collateralized mortgage obligations - government-sponsored enterprises	—	34,922	—	34,922
Interest rate swaps	—	946	—	946
Liabilities:
Interest rate swaps	$—	$946	$—	$946

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$12,033	$—	$12,033
U.S. Government agency obligations - government-sponsored enterprises	—	19,721	—	19,721
Collateralized mortgage obligations - government issued	—	151,645	—	151,645
Collateralized mortgage obligations - government-sponsored enterprises	—	17,197	—	17,197
Interest rate swaps	—	3,069	—	3,069
Liabilities:
Interest rate swaps	$—	$3,069	$—	$3,069

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the years ended December 31, 2013 or 2012 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Year Ended December 31, 2013
		Fair Value Measurements Using			Total Gains (Losses)
	Balance at December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$13,719	$—	$13,666	$53	$—
Foreclosed properties	333	—	333	—	(59)

		As of and for the Year Ended December 31, 2012
		Fair Value Measurements Using			Total Gains (Losses)
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,544	$—	$6,770	$1,774	$—
Foreclosed properties	1,574	529	982	63	(600)

Impaired loans that are collateral dependent were written down to their fair value less costs to sell of $13.7 million and $8.5 million at December 31, 2013 and December 31, 2012, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data. In cases where such inputs were unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 19% - 100%. The weighted average of those unobservable inputs as of the measurement date of December 31, 2013 was 64%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of December 31, 2013, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the year ended December 31, 2013, $1.4 million of outstanding loans were transferred to foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, impairment losses of $59,000 on foreclosed properties were recognized for the year ended December 31, 2013. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Year Ended December 31,
	2013	2012
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,574	$2,236
Loans transferred to foreclosed properties, at lower of cost or fair value	1,381	1,511
Payments to priority lien holders of foreclosed properties	—	367
Proceeds from sale of foreclosed properties	(2,739)	(1,955)
Net gain on sale of foreclosed properties	176	15
Impairment valuation	(59)	(600)
Foreclosed properties at the end of the period	$333	$1,574
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$81,286	$81,295	$66,266	$4,029	$11,000
Securities available-for-sale	180,118	180,118	—	180,118	—
Loans and lease receivables, net	967,050	963,937	—	13,666	950,271
Federal Home Loan Bank stock	1,255	1,255	—	—	1,255
Cash surrender value of life insurance	23,142	23,142	23,142	—	—
Accrued interest receivable	3,231	3,231	3,231	—	—
Interest rate swaps	946	946	—	946	—
Financial liabilities:
Deposits	$1,129,855	$1,131,002	$684,344	$446,658	$—
Federal Home Loan Bank and other borrowings	11,936	11,979	—	11,979	—
Junior subordinated notes	10,315	7,084	—	—	7,084
Interest rate swaps	946	946	—	946	—
Accrued interest payable	1,052	1,052	1,052	—	—
Off balance sheet items:
Standby letters of credit	219	219	—	—	219
Commitments to extend credit	—	*	*	*	*
*Not meaningful

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$85,586	$85,595	$74,940	$5,155	$5,500
Securities available-for-sale	200,596	200,596	—	200,596	—
Loans and lease receivables, net	896,560	905,501	—	6,770	898,731
Federal Home Loan Bank stock	1,144	1,144	—	—	1,144
Cash surrender value of life insurance	22,272	22,272	22,272	—	—
Accrued interest receivable	3,217	3,217	3,217	—	—
Interest rate swaps	3,069	3,069	—	3,069	—
Financial liabilities:
Deposits	$1,092,254	$1,102,316	$649,346	$452,970	$—
Federal Home Loan Bank and other borrowings	12,405	13,170	—	13,170	—
Junior subordinated notes	10,315	7,046	—	—	7,046
Interest rate swaps	3,069	3,069	—	3,069	—
Accrued interest payable	1,711	1,711	1,711	—	—
Off balance sheet items:
Standby letters of credit	197	197	—	—	197
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of December 31, 2013 and 2012, the Corporation held $11.0 million and $5.5 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to purchase price of the instrument as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of December 31, 2013 and 2012, the Corporation held $4.0 million and $5.1 million, respectively, of brokered certificates of deposits.
Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things. On a sample basis, the fair value measurements are subject to independent verification by another pricing source on a quarterly basis to review for reasonableness. In addition, the Corporation reviews the third-party valuation methodology on a periodic basis. Any significant differences in valuation are reviewed with appropriate members of management who have the relevant technical expertise to assess the results. The Corporation has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not provide a fair value measurement for a particular security, the Corporation will estimate the fair value based on specific information about each security. Fair values derived in this manner are classified in Level 3 of the fair value hierarchy.
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

Note 19 – Condensed Parent Only Financial Information
The following represents the condensed financial information of FBFS - Only:
Condensed Balance Sheets

	As of December 31,
	2013	2012
	(In Thousands)
Assets
Cash and cash equivalents	$4,855	$1,032
Investments in subsidiaries, at equity	127,450	121,122
Leasehold improvements and equipment, net	789	475
Other assets	1,921	2,199
Total assets	$135,015	$124,828
Liabilities and Stockholders’ Equity
Borrowed funds	$22,251	$22,251
Other liabilities	3,489	3,038
Total liabilities	25,740	25,289
Stockholders’ equity	109,275	99,539
Total liabilities and stockholders’ equity	$135,015	$124,828

Condensed Statements of Income

	For the Year Ended December 31,
	2013	2012
	(In Thousands)
Interest income	$—	$—
Interest expense	1,952	3,825
Net interest expense	(1,952)	(3,825)
Non-interest income
Consulting and rental income from consolidated subsidiaries	9,738	8,904
Other	34	34
Total non-interest income	9,772	8,938
Non-interest expense	10,558	9,615
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	(2,738)	(4,502)
Income tax benefit	(1,050)	(1,722)
Loss before equity in undistributed net income of consolidated subsidiaries	(1,688)	(2,780)
Equity in undistributed net income of consolidated subsidiaries	15,434	11,706
Net income	$13,746	$8,926

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
	(In Thousands)
Operating activities
Net income	$13,746	$8,926
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(15,434)	(11,706)
Share-based compensation	311	254
Excess tax benefit from share-based compensation	(145)	(47)
Increase (decrease) in other liabilities	867	(1,131)
Other, net	(34)	(297)
Net cash used in operating activities	(689)	(4,001)
Investing activities
Dividends received from subsidiaries	8,000	6,000
Capital contributions to subsidiaries	(850)	—
Net provided by investing activities	7,150	6,000
Financing activities
Net decrease in short-term borrowed funds	—	(800)
Proceeds from issuance of long-term debt	—	6,215
Repayment of long-term debt	—	(33,289)
Proceeds from issuance of common stock	—	27,074
Proceeds from exercise of stock options	1,474	22
Purchase of treasury stock	(1,782)	(216)
Excess tax benefit from share-based compensation	145	47
Dividends paid	(2,475)	(738)
Net cash used in financing activities	(2,638)	(1,685)
Increase in cash and cash equivalents	3,823	314
Cash and cash equivalents at the beginning of the period	1,032	718
Cash and cash equivalents at the end of the period	$4,855	$1,032

Note 20 – Condensed Quarterly Earnings (unaudited)

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands, Except per share data)
Interest income	$13,319	$13,142	$13,586	$13,763	$13,633	$13,943	$14,032	$13,158
Interest expense	(3,090)	(2,949)	(2,887)	(2,779)	(4,707)	(4,334)	(4,117)	(3,727)
Net interest income	10,229	10,193	10,699	10,984	8,926	9,609	9,915	9,431
Provision for loan losses	(80)	(54)	(109)	1,202	(504)	(2,045)	(850)	(844)
Non-interest income	1,953	2,174	2,124	2,191	1,850	1,904	2,249	2,696
Non-interest expense	(7,178)	(7,490)	(7,147)	(8,556)	(6,832)	(7,132)	(7,251)	(7,446)
Income before income tax expense	4,924	4,823	5,567	5,821	3,440	2,336	4,063	3,837
Income taxes	(1,680)	(1,690)	(1,958)	(2,061)	(1,230)	(771)	(1,441)	(1,308)
Net income	$3,244	$3,133	$3,609	$3,760	$2,210	$1,565	$2,622	$2,529
Per common share data:
Basic earnings per common share	$0.83	$0.80	$0.92	$0.95	$0.84	$0.60	$0.99	$0.86
Diluted earnings per common share	0.83	0.80	0.91	0.95	0.84	0.60	0.99	0.86
Dividends declared per share	0.14	0.14	0.14	0.14	0.07	0.07	0.07	0.07

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Business Financial Services, Inc.:
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Business Financial Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 7, 2014

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Business Financial Services, Inc.:
We have audited First Business Financial Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Business Financial Services Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on First Business Financial Services, Inc.’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, First Business Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Business Financial Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
March 7, 2014

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 19, 2014 under the captions “Item 1 - Election of Directors,” “Corporate Governance Principles and Practices” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information presented in Item 1 of this document is incorporated herein by reference.

(c)
Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com. The Corporation intends to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer and Chief Financial Officer, principal accounting officer, and persons performing similar functions, by posting such information to the Corporation’s website.

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 19, 2014 under the captions “Executive Compensation,” “Summary Compensation Table,” “Long Term Incentive Plans,” “Outstanding Equity Awards at December 31, 2013,” “Disclosure Regarding Termination and Change in Control Provisions” and “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 19, 2014 under the caption “Principal Shareholders” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 19, 2014 under the captions “Related Party Transactions” and “Corporate Governance Principles and Practices” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 19, 2014 under the caption “Miscellaneous” is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

The Consolidated Financial Statements listed on the Index included under “Item 8. Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.
Exhibits. See Exhibit Index.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

/s/ Corey A. Chambas
Corey A. Chambas	Chief Executive Officer	March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	March 7, 2014
Corey A. Chambas

/s/ James F. Ropella	Chief Financial Officer	March 7, 2014
James F. Ropella

/s/ Shauna M. Gnorski	Chief Accounting Officer	March 7, 2014
Shauna M. Gnorski

/s/ Jerome J. Smith	Chairman of the Board of Directors	March 7, 2014
Jerome J. Smith

/s/ Mark D. Bugher	Director	March 7, 2014
Mark D. Bugher

/s/ Jan A. Eddy	Director	March 7, 2014
Jan A. Eddy

/s/ John J. Harris	Director	March 7, 2014
John J. Harris

/s/ Gerald L. Kilcoyne	Director	March 7, 2014
Gerald L. Kilcoyne

/s/ John M. Silseth	Director	March 7, 2014
John M. Silseth

/s/ Barbara H. Stephens	Director	March 7, 2014
Barbara H. Stephens

/s/ Dean W. Voeks	Director	March 7, 2014
Dean W. Voeks

Exhibit Index

Exhibit No.	Exhibit Name

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

4.2
Rights Agreement, dated as of June 5, 2008, between the Registrant and Computershare Investor Services, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on June 6, 2008)

4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

10.1	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed on April 28, 2005)

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Amended Registration Statement on Form 10 filed on April 28, 2005)

10.3	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 31, 2006)

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on September 28, 2006)

10.5	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on August 13, 2012)

10.7	Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2006)

10.8
Amended and Restated Agreement effective January 1, 2005 between the Registrant and Corey A. Chambas (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2006)

10.9	Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2014)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Amended Registration Statement on Form 10 filed on April 28, 2005)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Chief Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99
Proxy Statement for the Annual Meeting of the Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2013; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements+

+	Submitted electronically with this Annual Report.