Form 10-Q
period 2014-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2014-05-02
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 24, 2014 was 3,944,795 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$24,420	$13,219
Short-term investments	51,976	68,067
Cash and cash equivalents	76,396	81,286
Securities available-for-sale, at fair value	185,547	180,118
Loans and leases receivable, net of allowance for loan and lease losses of $14,101 and $13,901, respectively	971,218	967,050
Leasehold improvements and equipment, net	1,186	1,155
Foreclosed properties	333	333
Cash surrender value of bank-owned life insurance	23,348	23,142
Investment in Federal Home Loan Bank stock, at cost	1,255	1,255
Accrued interest receivable and other assets	14,489	14,316
Total assets	$1,273,772	$1,268,655
Liabilities and Stockholders’ Equity
Deposits	$1,136,700	$1,129,855
Federal Home Loan Bank and other borrowings	7,936	11,936
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	6,626	7,274
Total liabilities	1,161,577	1,159,380
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,107,080 and 4,106,084 shares issued, 3,944,795 and 3,943,997 shares outstanding at March 31, 2014 and December 31, 2013, respectively	41	41
Additional paid-in capital	56,207	56,002
Retained earnings	59,652	57,143
Accumulated other comprehensive loss	(128)	(342)
Treasury stock, 162,285 and 162,087 shares at March 31, 2014 and December 31, 2013, respectively, at cost	(3,577)	(3,569)
Total stockholders’ equity	112,195	109,275
Total liabilities and stockholders’ equity	$1,273,772	$1,268,655

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$12,475	$12,453
Securities income	867	810
Short-term investments	60	56
Total interest income	13,402	13,319
Interest expense:
Deposits	2,168	2,598
Notes payable and other borrowings	159	218
Junior subordinated notes	274	274
Total interest expense	2,601	3,090
Net interest income	10,801	10,229
Provision for loan and lease losses	180	80
Net interest income after provision for loan and lease losses	10,621	10,149
Non-interest income:
Trust and investment services fee income	1,068	827
Service charges on deposits	567	483
Loan fees	390	358
Increase in cash surrender value of bank-owned life insurance	206	207
Other	90	78
Total non-interest income	2,321	1,953
Non-interest expense:
Compensation	5,057	4,726
Occupancy	324	328
Professional fees	632	572
Data processing	415	402
Marketing	347	285
Equipment	130	139
FDIC insurance	190	205
Collateral liquidation costs (recoveries)	159	(14)
Net gain on foreclosed properties	—	(30)
Other	598	565
Total non-interest expense	7,852	7,178
Income before income tax expense	5,090	4,924
Income tax expense	1,753	1,680
Net income	$3,337	$3,244
Earnings per common share:
Basic	$0.85	$0.83
Diluted	0.84	0.83
Dividends declared per share	0.21	0.14

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands)

Net income	$3,337	$3,244
Other comprehensive income (loss), before tax
Unrealized securities gains (losses) arising during the period	349	(305)
Income tax (expense) benefit	(135)	104
Comprehensive income	$3,551	$3,043

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	3,244	—	—	3,244
Other comprehensive income	—	—	—	—	(201)	—	(201)
Exercise of stock options	51,700	1	1,137	—	—	—	1,138
Share-based compensation - restricted shares	—	—	145	—	—	—	145
Share-based compensation - tax benefits	—	—	4	—	—	—	4
Cash dividends ($0.14 per share)	—	—	—	(549)	—	—	(549)
Treasury stock purchased	(49,609)	—	—	—	—	(1,173)	(1,173)
Balance at March 31, 2013	3,918,758	$41	$54,790	$48,294	$1,982	$(2,960)	$102,147

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2013	3,943,997	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	3,337	—	—	3,337
Other comprehensive income	—	—	—	—	214	—	214
Share-based compensation - restricted shares	996	—	193	—	—	—	193
Share-based compensation - tax benefits	—	—	12	—	—	—	12
Cash dividends ($0.21 per share)	—	—	—	(828)	—	—	(828)
Treasury stock purchased	(198)	—	—	—	—	(8)	(8)
Balance at March 31, 2014	3,944,795	$41	$56,207	$59,652	$(128)	$(3,577)	$112,195

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands)
Operating activities
Net income	$3,337	$3,244
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(71)	(110)
Provision for loan and lease losses	180	80
Depreciation, amortization and accretion, net	433	691
Share-based compensation	193	145
Increase in cash surrender value of bank-owned life insurance	(206)	(207)
Net gain on foreclosed properties, including impairment valuation	—	(30)
Excess tax benefit from share-based compensation	(12)	(4)
(Increase) decrease in accrued interest receivable and other assets	(262)	973
Decrease in accrued interest payable and other liabilities	(636)	(2,761)
Net cash provided by operating activities	2,956	2,021
Investing activities
Proceeds from maturities of available-for-sale securities	13,300	15,719
Purchases of available-for-sale securities	(18,706)	(17,829)
Proceeds from sale of foreclosed properties	—	699
Net increase in loans and leases	(4,348)	(4,669)
Investment in limited partnerships	—	(500)
Distributions from limited partnerships	—	664
Investment in FHLB Stock	(124)	—
Proceeds from sale of FHLB Stock	124	—
Purchases of leasehold improvements and equipment, net	(113)	(236)
Net cash used in investing activities	(9,867)	(6,152)
Financing activities
Net increase (decrease) in deposits	6,845	(20,468)
Repayment of FHLB advances	—	(469)
Net increase in short-term borrowed funds	—	15,000
Repayment of subordinated notes payable	(4,000)	—
Excess tax benefit from share-based compensation	12	4
Cash dividends paid	(828)	(274)
Exercise of stock options	—	1,137
Purchase of treasury stock	(8)	(1,173)
Net cash provided by (used in) financing activities	2,021	(6,243)
Net decrease in cash and cash equivalents	(4,890)	(10,374)
Cash and cash equivalents at the beginning of the period	81,286	85,586
Cash and cash equivalents at the end of the period	$76,396	$75,212
Supplementary cash flow information
Interest paid on deposits and borrowings	$2,102	$2,995
Income taxes paid	628	1,974
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
Basis of Presentation. The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation's Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2014. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2013 except as described further below in this Note 1.
Recent Accounting Pronouncements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

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
There were no average anti-dilutive employee share-based awards for the three-month period ended March 31, 2014 and 12,000 of such awards for the three-month period ended March 31, 2013.

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$3,337	$3,244
Less: earnings allocated to participating securities	72	78
Basic earnings allocated to common shareholders	$3,265	$3,166

Weighted-average common shares outstanding, excluding participating securities	3,859,503	3,824,052

Basic earnings per common share	$0.85	$0.83

Diluted earnings per common share
Earnings allocated to common shareholders	$3,265	$3,166
Reallocation of undistributed earnings	—	—
Diluted earnings allocated to common shareholders	$3,265	$3,166

Weighted-average common shares outstanding, excluding participating securities	3,859,503	3,824,052
Dilutive effect of share-based awards	21,058	5,519
Weighted-average diluted common shares outstanding, excluding participating securities	3,880,561	3,829,571

Diluted earnings per common share	$0.84	$0.83

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2014, 197,953 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or cancelled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the three months ended March 31, 2014 and 2013. As of March 31, 2014, all Stock Options granted and not previously forfeited have vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow.
Stock Option activity for the year ended December 31, 2013 and three months ended March 31, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	124,034	$22.43	0.75
Granted	—	—
Exercised	(69,684)	21.13
Expired	(3,350)	22.00
Forfeited	—	—
Outstanding at December 31, 2013	51,000	$24.24	0.88
Exercisable at December 31, 2013	51,000	$24.24	0.88

Outstanding as of December 31, 2013	51,000	$24.24	0.88
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2014	51,000	$24.24	0.63
Exercisable at March 31, 2014	51,000	$24.24	0.63
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

Restricted share activity for the year ended December 31, 2013 and the three months ended March 31, 2014 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2012	94,506	$18.19
Granted	25,030	33.00
Vested	(34,827)	16.88
Forfeited	—	—
Nonvested balance as of December 31, 2013	84,709	23.10
Granted	996	40.29
Vested	(500)	10.15
Forfeited	—	—
Nonvested balance as of March 31, 2014	85,205	$23.38

As of March 31, 2014, $1.6 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over a weighted-average period of approximately 2.6 years. As of March 31, 2014, all restricted shares that vested were delivered. For the three months ended March 31, 2014 and 2013, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income totaled $193,000 and $145,000, respectively.

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale were as follows:

	As of March 31, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$11,752	$—	$(152)	$11,600
Municipal obligations	16,194	60	(486)	15,768
Asset-backed securities	1,516	—	—	1,516
Collateralized mortgage obligations - government issued	103,838	2,002	(972)	104,868
Collateralized mortgage obligations - government-sponsored enterprises	52,455	130	(790)	51,795
	$185,755	$2,192	$(2,400)	$185,547

	As of December 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$16,380	$9	$(145)	$16,244
Municipal obligations	16,207	35	(753)	15,489
Asset-backed securities	$1,517	$—	$(23)	1,494
Collateralized mortgage obligations - government issued	111,010	2,238	(1,279)	111,969
Collateralized mortgage obligations - government-sponsored enterprises	35,561	57	(696)	34,922
	$180,675	$2,339	$(2,896)	$180,118

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale for the three months ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013, securities with a fair value of $40.0 million and $42.3 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due in one year through five years	11,405	11,264
Due in five through ten years	54,300	54,331
Due in over ten years	120,050	119,952
	$185,755	$185,547

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments were in a continuous unrealized loss position at March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, the Corporation had 135 securities and 131 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2014, the Corporation held 29 securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$10,599	$152	$—	$—	$10,599	$152
Municipal obligations	10,947	361	1,937	125	12,884	486
Asset-backed securities	—	—	1,516	—	1,516	—
Collateralized mortgage obligations - government issued	23,758	370	15,507	602	39,265	972
Collateralized mortgage obligations - government-sponsored enterprises	24,624	273	8,941	517	33,565	790
	$69,928	$1,156	$27,901	$1,244	$97,829	$2,400

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
U.S. Government agency obligations - government-sponsored enterprises	$10,608	$145	$—	$—	$10,608	$145
Municipal obligations	$12,001	$650	$981	$103	$12,982	$753
Asset-backed securities	1,494	$23	—	—	1,494	23
Collateralized mortgage obligations - government issued	$34,021	$997	$6,146	$282	$40,167	$1,279
Collateralized mortgage obligations - government-sponsored enterprises	20,628	506	5,418	190	26,046	696
	$78,752	$2,321	$12,545	$575	$91,297	$2,896

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$137,648	$141,164
Commercial real estate — non-owner occupied	336,806	341,695
Construction and land development	71,465	68,708
Multi-family	64,092	62,758
1-4 family	28,690	30,786
Total commercial real estate	638,701	645,111
Commercial and industrial	303,630	293,552
Direct financing leases, net	26,364	26,065
Consumer and other
Home equity and second mortgages	5,517	5,272
Other	12,009	11,972
Total consumer and other	17,526	17,244
Total gross loans and leases receivable	986,221	981,972
Less:
Allowance for loan and lease losses	14,101	13,901
Deferred loan fees	902	1,021
Loans and leases receivable, net	$971,218	$967,050

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended March 31, 2014 and 2013 was $6.2 million and $3.8 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore all of the loans transferred during the three months ended March 31, 2014 and March 31, 2013 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 was $494,000 and $498,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at March 31, 2014 and December 31, 2013 was $49.1 million and $52.1 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of March 31, 2014 and December 31, 2013, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $75.0 million and $77.2 million, respectively. As of March 31, 2014 and December 31, 2013, no loans in this participation sold portfolio were considered impaired. The Corporation does not share in the participant’s portion of the charge-offs.

At each of March 31, 2014 and December 31, 2013, the carrying amount of the loan purchased with deteriorated credit quality was $1.4 million. This loan is classified as a non-performing troubled debt restructuring because the Corporation cannot reasonably estimate the timing of the cash flows expected to be collected and therefore the discount will not be accreted to earnings until the carrying amount is fully paid. During the three months ended March 31, 2014, there were no changes to the allowance for loan and lease losses relating to this loan, as it is a collateral dependent loan and was deemed to have sufficient collateral value as of March 31, 2014 to support the carrying value.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2014 and December 31, 2013:

	Category
As of March 31, 2014	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$112,896	$9,472	$14,947	$333	$137,648
Commercial real estate — non-owner occupied	288,387	27,165	20,977	277	336,806
Construction and land development	55,821	2,543	7,693	5,408	71,465
Multi-family	58,420	5,644	—	28	64,092
1-4 family	19,356	5,441	3,245	648	28,690
Total commercial real estate	534,880	50,265	46,862	6,694	638,701

Commercial and industrial	276,575	12,930	7,468	6,657	303,630

Direct financing leases, net	23,079	3,228	57	—	26,364

Consumer and other:
Home equity and second mortgages	4,727	21	201	568	5,517
Other	11,232	—	—	777	12,009
Total consumer and other	15,959	21	201	1,345	17,526

Total gross loans and leases receivable	$850,493	$66,444	$54,588	$14,696	$986,221
Category as a % of total portfolio	86.24%	6.74%	5.54%	1.49%	100.00%

	Category
As of December 31, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,764	$11,259	$10,802	$339	$141,164
Commercial real estate — non-owner occupied	290,865	29,444	21,103	283	341,695
Construction and land development	53,493	1,972	7,754	5,489	68,708
Multi-family	57,049	5,678	—	31	62,758
1-4 family	19,197	7,611	3,312	666	30,786
Total commercial real estate	539,368	55,964	42,971	6,808	645,111

Commercial and industrial	268,109	11,688	5,712	8,043	293,552

Direct financing leases, net	23,171	2,421	473	—	26,065

Consumer and other:
Home equity and second mortgages	4,408	134	150	580	5,272
Other	11,177	—	—	795	11,972
Total consumer and other	15,585	134	150	1,375	17,244

Total gross loans and leases receivable	$846,233	$70,207	$49,306	$16,226	$981,972
Category as a % of total portfolio	86.18%	7.15%	5.02%	1.65%	100.00%

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

Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
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
Utilizing regulatory classification terminology, the Corporation identified $21.3 million and $22.8 million of loans and leases as Substandard as of March 31, 2014 and December 31, 2013, respectively. No loans were considered Special Mention, Doubtful or Loss as of either March 31, 2014 or December 31, 2013. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2014 and December 31, 2013 were as follows:

As of March 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$137,396	$137,396
Non-owner occupied	—	—	—	—	336,529	336,529
Construction and land development	—	—	—	—	66,123	66,123
Multi-family	—	—	—	—	64,064	64,064
1-4 family	45	—	—	45	28,255	28,300
Commercial and industrial	—	—	—	—	297,005	297,005
Direct financing leases, net	—	—	—	—	26,364	26,364
Consumer and other:
Home equity and second mortgages	—	—	—	—	5,098	5,098
Other	—	—	—	—	11,232	11,232
Total	45	—	—	45	972,066	972,111
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$252	$252	$—	$252
Non-owner occupied	—	—	—	—	277	277
Construction and land development	—	—	—	—	5,342	5,342
Multi-family	—	—	—	—	28	28
1-4 family	177	—	118	295	95	390
Commercial and industrial	186	3,559	2,739	6,484	141	6,625
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	419	419
Other	—	—	777	777	—	777
Total	363	3,559	3,886	7,808	6,302	14,110
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$252	$252	$137,396	$137,648
Non-owner occupied	—	—	—	—	336,806	336,806
Construction and land development	—	—	—	—	71,465	71,465
Multi-family	—	—	—	—	64,092	64,092
1-4 family	222	—	118	340	28,350	28,690
Commercial and industrial	186	3,559	2,739	6,484	297,146	303,630
Direct financing leases, net	—	—	—	—	26,364	26,364
Consumer and other:
Home equity and second mortgages	—	—	—	—	5,517	5,517
Other	—	—	777	777	11,232	12,009
Total	$408	$3,559	$3,886	$7,853	$978,368	$986,221
Percent of portfolio	0.04%	0.36%	0.40%	0.80%	99.20%	100.00%

As of December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$140,825	$140,825
Non-owner occupied	—	—	—	—	341,412	341,412
Construction and land development	—	—	—	—	63,286	63,286
Multi-family	—	—	—	—	62,727	62,727
1-4 family	—	—	—	—	30,265	30,265
Commercial and industrial	—	—	—	—	285,541	285,541
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,819	4,819
Other	—	—	—	—	11,177	11,177
Total	—	—	—	—	966,117	966,117
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$85	$339
Non-owner occupied	—	—	—	—	283	283
Construction and land development	—	—	—	—	5,422	5,422
Multi-family	—	—	—	—	31	31
1-4 family	—	180	123	303	218	521
Commercial and industrial	1,944	1,407	53	3,404	4,607	8,011
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	85	85	368	453
Other	—	—	795	795	—	795
Total	1,944	1,587	1,310	4,841	11,014	15,855
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$140,910	$141,164
Non-owner occupied	—	—	—	—	341,695	341,695
Construction and land development	—	—	—	—	68,708	68,708
Multi-family	—	—	—	—	62,758	62,758
1-4 family	—	180	123	303	30,483	30,786
Commercial and industrial	1,944	1,407	53	3,404	290,148	293,552
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	85	85	5,187	5,272
Other	—	—	795	795	11,177	11,972
Total	$1,944	$1,587	$1,310	$4,841	$977,131	$981,972
Percent of portfolio	0.20%	0.16%	0.13%	0.49%	99.51%	100.00%

The Corporation’s total impaired assets consisted of the following at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$252	$339
Commercial real estate — non-owner occupied	277	283
Construction and land development	5,342	5,422
Multi-family	28	31
1-4 family	390	521
Total non-accrual commercial real estate	6,289	6,596
Commercial and industrial	6,625	8,011
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	419	453
Other	777	795
Total non-accrual consumer and other loans	1,196	1,248
Total non-accrual loans and leases	14,110	15,855
Foreclosed properties, net	333	333
Total non-performing assets	14,443	16,188
Performing troubled debt restructurings	586	371
Total impaired assets	$15,029	$16,559

	March 31, 2014	December 31, 2013
Total non-accrual loans and leases to gross loans and leases	1.43%	1.61%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.46	1.65
Total non-performing assets to total assets	1.13	1.28
Allowance for loan and lease losses to gross loans and leases	1.43	1.42
Allowance for loan and lease losses to non-accrual loans and leases	99.94	87.68

As of March 31, 2014 and December 31, 2013, $7.3 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of March 31, 2014, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of March 31, 2014			As of December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	1	$110	$82	1	$110	$84
Commercial real estate — non-owner occupied	3	385	277	3	385	283
Construction and land development	3	6,060	5,408	3	6,060	5,489
Multi-family	1	184	28	1	184	31
1-4 family	10	911	648	10	911	666
Commercial and industrial	4	386	209	5	1,935	565
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	5	599	505	6	752	580
Other	1	2,076	777	1	2,076	795
Total	28	$10,711	$7,934	30	$12,413	$8,493

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of March 31, 2014 and December 31, 2013, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of March 31, 2014		As of December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$51	1	$55
Combination of extension and interest rate concession	17	6,392	17	6,498
Commercial and industrial
Extension of term	—	—	1	49
Combination of extension and interest rate concession	4	209	4	516
Consumer and other
Extension of term	1	777	2	880
Combination of extension and interest rate concession	5	505	5	495
Total	28	$7,934	30	$8,493

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2014.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Three Months Ended March 31, 2014
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$334	$334	$—	$362	$6	$5	$1
Non-owner occupied	224	224	—	227	3	—	3
Construction and land development	5,408	8,078	—	5,474	40	—	40
Multi-family	28	395	—	30	13	—	13
1-4 family	232	232	—	248	3	—	3
Commercial and industrial	214	225	—	446	3	219	(216)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	508	508	—	513	7	—	7
Other	777	1,443	—	786	22	—	22
Total	7,725	11,439	—	8,086	97	224	(127)
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	53	93	53	53	1	—	1
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	416	421	155	419	4	—	4
Commercial and industrial	6,443	6,443	239	6,902	96	—	96
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	60	60	60	60	1	—	1
Other	—	—	—	—	—	—	—
Total	6,972	7,017	507	7,434	102	—	102
Total:
Commercial real estate:
Owner occupied	$334	$334	$—	$362	$6	$5	$1
Non-owner occupied	277	317	53	280	4	—	4
Construction and land development	5,408	8,078	—	5,474	40	—	40
Multi-family	28	395	—	30	13	—	13
1-4 family	648	653	155	667	7	—	7
Commercial and industrial	6,657	6,668	239	7,348	99	219	(120)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	568	568	60	573	8	—	8
Other	777	1,443	—	786	22	—	22
Grand total	$14,697	$18,456	$507	$15,520	$199	$224	$(25)

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	229	229	—	1,586	198	17	181
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	244	244	—	405	31	34	(3)
Commercial and industrial	555	766	—	434	97	114	(17)
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	518	518	—	593	37	3	34
Other	795	1,461	—	942	100	—	100
Total	8,200	12,115	—	10,824	816	221	595
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	54	94	54	88	6	—	6
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	422	422	155	437	18	—	18
Commercial and industrial	7,488	7,488	131	670	42	—	42
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	62	62	62	65	5	—	5
Other	—	—	—	—	—	—	—
Total	8,026	8,066	402	1,260	71	—	71
Total:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	283	323	54	1,674	204	17	187
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	666	666	155	842	49	34	15
Commercial and industrial	8,043	8,254	131	1,104	139	114	25
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	580	580	62	658	42	3	39
Other	795	1,461	—	942	100	—	100
Grand total	$16,226	$20,181	$402	$12,084	$887	$221	$666

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.8 million and $4.0 million as of March 31, 2014 and December 31, 2013 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $586,000 and $371,000 of loans as of March 31, 2014 and December 31, 2013, that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2014
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,235	$273	$338	$13,901
Charge-offs	—	—	—	—	—
Recoveries	15	—	5	—	20
Provision	(98)	284	(2)	(4)	180
Ending balance	$8,972	$4,519	$276	$334	$14,101
Ending balance: individually evaluated for impairment	$208	$239	$60	$—	$507
Ending balance: collectively evaluated for impairment	$8,764	$4,280	$216	$334	$13,594
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$638,701	$303,630	$17,526	$26,364	$986,221
Ending balance: individually evaluated for impairment	$5,291	$6,657	$1,344	$—	$13,292
Ending balance: collectively evaluated for impairment	$632,006	$296,973	$16,182	$26,364	$971,525
Ending balance: loans acquired with deteriorated credit quality	$1,404	$—	$—	$—	$1,404
Allowance as % of gross loans	1.40%	1.49%	1.57%	1.27%	1.43%

	As of and for the Year Ended March 31, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(7)	—	(4)	—	(11)
Recoveries	32	—	1	5	38
Provision	169	(61)	(5)	(23)	80
Ending balance	$10,887	$4,068	$363	$189	$15,507
Ending balance: individually evaluated for impairment	$1,325	$135	$73	$—	$1,533
Ending balance: collectively evaluated for impairment	$9,562	$3,933	$290	$189	$13,974
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$631,064	$255,169	$16,677	$14,526	$917,436
Ending balance: individually evaluated for impairment	$10,083	$1,126	$1,710	$—	$12,919
Ending balance: collectively evaluated for impairment	$620,981	$254,043	$14,967	$14,526	$904,517
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.73%	1.59%	2.18%	1.30%	1.69%

Note 6 — Deposits
The composition of deposits at March 31, 2014 and December 31, 2013 was as follows. Weighted average balances represent year-to-date averages.

	March 31, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$146,507	$143,953	—%	$151,275	$138,920	—%
Interest-bearing transaction accounts	80,458	78,591	0.23	77,004	62,578	0.20
Money market accounts	454,405	462,574	0.51	456,065	450,558	0.53
Certificates of deposit	49,794	50,925	0.94	51,979	60,276	1.01
Brokered certificates of deposit	405,536	387,240	1.46	393,532	393,726	1.68
Total deposits	$1,136,700	$1,123,283	0.77	$1,129,855	$1,106,058	0.88

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at March 31, 2014 and December 31, 2013 was as follows. Weighted average balances represent year-to-date averages.

	March 31, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$260	0.74%
FHLB advances	—	3,111	0.16	—	6,471	0.19
Line of credit	10	10	3.25	10	10	3.41
Subordinated notes payable	7,926	8,637	7.13	11,926	11,926	6.92
Junior subordinated notes	10,315	10,315	10.63	10,315	10,315	10.78
	$18,251	$22,073	7.84	$22,251	$28,982	6.78

Short-term borrowings	$10			$10
Long-term borrowings	18,241			22,241
	$18,251			$22,251

As of March 31, 2014, the Corporation was in compliance with its debt covenants under its third party senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. During both of the three months ended March 31, 2014 and 2013, the Corporation incurred $3,000 additional interest expense due to this fee.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
March 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$15,768	$—	$15,768
Asset backed securities	—	1,516	—	1,516
U.S. Government agency obligations - government-sponsored enterprises	—	11,600	—	11,600
Collateralized mortgage obligations - government issued	—	104,868	—	104,868
Collateralized mortgage obligations - government-sponsored enterprises	—	51,795	—	51,795
Interest rate swaps	—	665	—	665
Liabilities:
Interest rate swaps	$—	$665	$—	$665

	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Municipal obligations	$—	$15,489	$—	$15,489
Asset backed securities	—	1,494	—	$1,494
U.S. Government agency obligations - government-sponsored enterprises	—	16,244	—	16,244
Collateralized mortgage obligations - government issued	—	111,969	—	111,969
Collateralized mortgage obligations - government-sponsored enterprises	—	34,922	—	34,922
Interest rate swaps	—	946	—	946
Liabilities:
Interest rate swaps	$—	$946	$—	$946

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2014 or the year ended December 31, 2013 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Three Months Ended March 31, 2014
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	March 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$12,461	$—	$12,408	$53	$—
Foreclosed properties	333	—	333	—	—

		As of and for the Year Ended December 31, 2013
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$13,719	$—	$13,666	$53	$—
Foreclosed properties	333	—	333	—	(59)

Impaired loans that are collateral dependent were written down to their net realizable value of $12.5 million and $13.7 million at March 31, 2014 and December 31, 2013, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 19% - 100%. The weighted average of those unobservable inputs as of the measurement date of March 31, 2014 was 64%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically a current appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of March 31, 2014, there were no foreclosed properties supported by a Level 3 valuation. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Three Months Ended March 31, 2014	As of and for the Year Ended December 31, 2013
	(In Thousands)
Foreclosed properties at the beginning of the period	$333	$1,574
Loans transferred to foreclosed properties, at lower of cost or fair value	—	1,381
Proceeds from sale of foreclosed properties	—	(2,739)
Net gain on sale of foreclosed properties	—	176
Impairment valuation	—	(59)
Foreclosed properties at the end of the period	$333	$333

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$76,396	$76,404	$55,866	$5,988	$14,550
Securities available-for-sale	185,547	185,547	—	185,547	—
Loans and lease receivables, net	971,218	964,640	—	12,408	952,232
Federal Home Loan Bank stock	1,255	1,255	—	—	1,255
Cash surrender value of life insurance	23,348	23,348	23,348	—	—
Accrued interest receivable	3,250	3,250	3,250	—	—
Interest rate swaps	665	665	—	665	—
Financial liabilities:
Deposits	$1,136,700	$1,139,112	$681,370	$457,742	$—
Federal Home Loan Bank and other borrowings	7,936	7,800	—	7,800	—
Junior subordinated notes	10,315	7,097	—	—	7,097
Interest rate swaps	665	665	—	665	—
Accrued interest payable	1,551	1,551	1,551	—	—
Off balance sheet items:
Standby letters of credit	160	160	—	—	160
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$81,286	$81,295	$66,266	$4,029	$11,000
Securities available-for-sale	180,118	180,118	—	180,118	—
Loans and lease receivables, net	967,050	963,937	—	13,666	950,271
Federal Home Loan Bank stock	1,255	1,255	—	—	1,255
Cash surrender value of life insurance	23,142	23,142	23,142	—	—
Accrued interest receivable	3,231	3,231	3,231	—	—
Interest rate swaps	946	946	—	946	—
Financial liabilities:
Deposits	$1,129,855	$1,131,002	$684,344	$446,658	$—
Federal Home Loan Bank and other borrowings	11,936	11,979	—	11,979	—
Junior subordinated notes	10,315	7,084	—	—	7,084
Interest rate swaps	946	946	—	946	—
Accrued interest payable	1,052	1,052	1,052	—	—
Off balance sheet items:
Standby letters of credit	219	219	—	—	219
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of March 31, 2014 and December 31, 2013, the Corporation held $14.6 million and $11.0 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of March 31, 2014 and December 31, 2013, the Corporation held $6.0 million and $4.0 million, respectively, of brokered certificates of deposits.

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
At March 31, 2014, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $30.0 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in April, 2014 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $511,000, included in accrued interest receivable and other assets, and as a derivative liability of $615,000, included in accrued interest payable and other liabilities. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of March 31, 2014, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At March 31, 2014, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $30.0 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in April, 2014 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our banks and are reported on the Consolidated Balance Sheets as a net derivative asset of $154,000 and a net derivative liability of $50,000. The value of these swaps was included in accrued interest payable and other liabilities as of March 31, 2014. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $511,000 and $615,000 gross derivative asset. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2014 and December 31, 2013.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2014	Other assets	$665	Other liabilities	$665
December 31, 2013	Other assets	$946	Other liabilities	$946

No derivative instruments held by the Corporation for the three months ended March 31, 2014 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2014 and 2013 had an insignificant impact on the unaudited Consolidated Statements of Income.

Note 10 — Regulatory Capital
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation regularly reviews and updates when appropriate its Capital and Liquidity Action Plan (the “Capital Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of March 31, 2014, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of March 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2014 and December 31, 2013, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2014
Total capital
(to risk-weighted assets)
Consolidated	$144,202	12.92%	$89,289	8.00%	N/A	N/A
First Business Bank	125,025	12.61	79,293	8.00	$99,116	10.00%
First Business Bank — Milwaukee	18,276	14.30	10,223	8.00	12,778	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$122,323	10.96%	$44,644	4.00%	N/A	N/A
First Business Bank	112,634	11.36	39,647	4.00	$59,470	6.00%
First Business Bank — Milwaukee	16,694	13.06	5,111	4.00	7,667	6.00
Tier 1 capital
(to average assets)
Consolidated	$122,323	9.67%	$50,602	4.00%	N/A	N/A
First Business Bank	112,634	10.66	42,269	4.00	$52,836	5.00%
First Business Bank — Milwaukee	16,694	7.65	8,725	4.00	10,907	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2013
Total capital
(to risk-weighted assets)
Consolidated	$145,352	13.16%	$88,373	8.00%	N/A	N/A
First Business Bank	123,331	12.57	78,516	8.00	$98,145	10.00%
First Business Bank — Milwaukee	17,944	14.66	9,790	8.00	12,238	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$119,617	10.83	$44,186	4.00%	N/A	N/A
First Business Bank	111,062	11.32	39,258	4.00	$58,887	6.00%
First Business Bank — Milwaukee	16,414	13.41	4,895	4.00	7,343	6.00
Tier 1 capital
(to average assets)
Consolidated	$119,617	9.35	$51,153	4.00%	N/A	N/A
First Business Bank	111,062	10.35	42,913	4.00	$53,641	5.00%
First Business Bank — Milwaukee	16,414	7.64	8,595	4.00	10,744	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the “Corporation,” “we,” “us,” “our,” or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB” and “FBB - Milwaukee” are used to refer to our subsidiaries, First Business Bank and First Business Bank - Milwaukee, respectively, and the “Banks” is used to refer to FBB and FBB - Milwaukee together.
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB or FBB - Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB - Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB and FBB - Milwaukee. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. We do not utilize a branch network to attract retail clients. In 2014, we plan to continue to diligently focus on maintaining asset quality, increasing the number and volume of transaction deposit accounts in an effort to support ongoing efforts to increase fee revenue associated with treasury management services and maintaining our efficiency ratio. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors’ businesses in our core Wisconsin markets. We believe significant opportunity exists for organic growth within our existing markets, as well as for potential opportunistic acquisitions of similar or complementary financial service organizations.
Operational Highlights

•	Total assets were $1.274 billion as of March 31, 2014 compared to $1.269 billion as of December 31, 2013.

•	Net income for the three months ended March 31, 2014 was $3.3 million compared to net income of $3.2 million for the three months ended March 31, 2013.

•	Diluted earnings per common share for the three months ended March 31, 2014 were $0.84 compared to diluted earnings per common share of $0.83 for the three months ended March 31, 2013.

•	Net interest margin increased by five basis points to 3.58% for the three months ended March 31, 2014 compared to 3.53% for the three months ended March 31, 2013.

•
Top line revenue, the sum of net interest income and non-interest income, increased 7.7% to $13.1 million for the three months ended March 31, 2014 compared to $12.2 million for the three months ended March 31, 2013.

•
Annualized return on average assets and annualized return on average equity were 1.06% and 12.01%, respectively, for the three-month period ended March 31, 2014, compared to 1.06% and 12.80%, respectively, for the same time period in 2013.

•	Our effective tax rate was 34.4% and 34.1% for the three months ended March 31, 2014 and 2013, respectively.

•
Provision for loan and lease losses was $180,000 for the three months ended March 31, 2014 compared to $80,000 for the same period in the prior year. Allowance for loan and lease losses as a percentage of gross loans and leases was 1.43% at March 31, 2014 and 1.42% at December 31, 2013.

•	Non-performing assets as a percentage of total assets were 1.13% at March 31, 2014 compared to 1.28% at December 31, 2013.

•	Non-accrual loans declined by $1.7 million, or 11.0%, to $14.1 million at March 31, 2014 from $15.9 million at December 31, 2013.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 7.7% for the three months ended March 31, 2014 as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2014	2013	Change
	(Dollars in Thousands)
Net interest income	$10,801	$10,229	5.6%
Non-interest income	2,321	1,953	18.8
Total top line revenue	$13,122	$12,182	7.7
Pre-tax Adjusted Earnings
Pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and leases losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. In our judgment, the presentation of pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility that is associated with costs of credit and other discrete items and facilitates a more streamlined comparison of growth to our benchmark peers. Pre-tax adjusted earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our pre-tax adjusted earnings metric improved by 6.0% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The information provided below reconciles pre-tax adjusted earnings to the most comparable GAAP measure.

	For the Three Months Ended March 31,
	2014	2013	Change
	(Dollars in Thousands)
Income before income tax expense	$5,090	$4,924	3.4%
Add back:
Provision for loan and lease losses	180	80	125.0
Net gain on foreclosed properties	—	(30)	(100.0)
Pre-tax adjusted earnings	$5,270	$4,974	6.0

Return on Average Assets and Return on Average Equity
Annualized return on average assets ("ROAA") for the three months ended March 31, 2014 remained constant at 1.06% when compared to the ROAA for the three months ended March 31, 2013. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. The steady ROAA measure indicates continued efficient deployment of assets while average assets continue to grow. ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Annualized return on average equity ("ROAE") for the three months ended March 31, 2014 was 12.01% compared to 12.80% for the three months ended March 31, 2013. The decrease in ROAE for this period was primarily due to the increase in the growth in our average equity outpacing the improvement in our net income for the comparable periods. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.

Efficiency Ratio

Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of losses or gains on foreclosed properties and amortization of other intangible assets, if any, divided by top line revenue. In the judgment of our management, the efficiency ratio allows investors and analysts to better assess the Company’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain one-time and other discrete items. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

	For the Three Months Ended March 31,
	2014	2013
	Dollars in Thousands
Total non-interest expense	$7,852	$7,178
Less:
Net gain on foreclosed properties	—	(30)
Total operating expense	$7,852	$7,208
Net interest income	$10,801	$10,229
Total non-interest income	2,321	1,953
Less:
Gain on sale of securities	—	—
Total operating revenue	$13,122	$12,182
Efficiency ratio	59.84%	59.17%

Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three months ended March 31, 2014 compared to the same period of 2013.

	Increase (Decrease) for the Three Months Ended March 31,
	2014 Compared to 2013
	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(738)	$245	$(23)	$(516)
Commercial and industrial loans	(273)	761	(51)	437
Direct financing leases	(22)	142	(16)	104
Consumer and other loans	(6)	4	(1)	(3)
Total loans and leases receivable	(1,039)	1,152	(91)	22
Mortgage-related securities	117	(61)	(11)	45
Other investment securities	17	(5)	—	12
FHLB Stock	—	—	—	—
Short-term investments	21	(12)	(5)	4
Total net change in income on interest-earning assets	(884)	1,074	(107)	83
Interest-bearing liabilities
Transaction accounts	3	13	1	17
Money market	(88)	5	(1)	(84)
Certificates of deposit	(14)	(39)	3	(50)
Brokered certificates of deposit	(414)	135	(33)	(312)
Total deposits	(513)	114	(30)	(429)
FHLB advances	(3)	4	(3)	(2)
Other borrowings	4	(61)	(1)	(58)
Junior subordinated debentures	—	—	—	—
Total net change in expense on interest-bearing liabilities	(512)	57	(34)	(489)
Net change in net interest income	$(372)	$1,017	$(73)	$572

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended March 31, 2014 and 2013. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2014			2013
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$636,812	$7,497	4.71%	$617,948	$8,013	5.19%
Commercial and industrial loans(1)	298,696	4,525	6.06	251,814	4,088	6.49
Direct financing leases(1)	26,056	297	4.56	15,015	193	5.14
Consumer and other loans(1)	17,083	156	3.65	16,711	159	3.81
Total loans and leases receivable(1)	978,647	12,475	5.10	901,488	12,453	5.53
Mortgage-related securities(2)	151,478	746	1.97	166,005	701	1.69
Other investment securities(3)	31,950	121	1.51	33,502	109	1.30
FHLB stock	1,261	1	0.30	1,144	1	0.30
Short-term investments	43,925	59	0.54	56,332	55	0.39
Total interest-earning assets	1,207,261	13,402	4.44	1,158,471	13,319	4.60
Non-interest-earning assets	57,799			59,963
Total assets	$1,265,060			$1,218,434
Interest-bearing liabilities
Transaction accounts	$78,591	45	0.23	$53,872	28	0.21
Money market	462,574	587	0.51	459,201	671	0.58
Certificates of deposit	50,925	120	0.94	66,128	170	1.03
Brokered certificates of deposit	387,240	1,417	1.46	359,257	1,729	1.93
Total interest-bearing deposits	979,330	2,169	0.89	938,458	2,598	1.11
FHLB advances	3,111	1	0.16	1,343	3	0.93
Other borrowings	8,647	157	7.26	12,048	215	7.14
Junior subordinated notes	10,315	274	10.63	10,315	274	10.63
Total interest-bearing liabilities	1,001,403	2,601	1.04	962,164	3,090	1.28
Non-interest-bearing demand deposit accounts	143,953			143,499
Other non-interest-bearing liabilities	8,530			11,414
Total liabilities	1,153,886			1,117,077
Stockholders’ equity	111,174			101,357
Total liabilities and stockholders’ equity	$1,265,060			$1,218,434
Net interest income		$10,801			$10,229
Interest rate spread			3.40%			3.32%
Net interest-earning assets	$205,858			$196,307
Net interest margin			3.58%			3.53%
Average interest-earning assets to average interest-bearing liabilities	120.56%			120.40%
Return on average assets	1.06			1.06
Return on average equity	12.01			12.80
Average equity to average assets	8.79			8.32
Non-interest expense to average assets	2.48			2.36

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Comparison of Net Interest Income for the Three Months Ended March 31, 2014 and 2013
Net interest income increased $572,000, or 5.6%, during the three months ended March 31, 2014 compared to the same period in 2013. The increase in net interest income was primarily attributable to favorable rate variances from lower cost brokered certificates of deposit and lower cost money market deposits as well as favorable volume-related variances due to growth in the loans and leases portfolio, partially offset by unfavorable rate variances on the loans and the leases portfolio.
The yield on average earning assets for the three months ended March 31, 2014 was 4.44% compared to 4.60% for the three months ended March 31, 2013. The decline in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.10% for the three months ended March 31, 2014 compared to 5.53% for the three months ended March 31, 2013. A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity they were renewed at current market rates, which were generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio declined. The marketplace for commercial and industrial loans also continues to be subject to competitive pressures, contributing to the decline in yield on this portfolio. Irregular prepayment activity and the associated fees collected in lieu of interest partially offset the decline in yields. Growth within the overall loan and lease portfolio more than offset the decline in interest income caused by declining yields on the loan and lease portfolio.
The overall weighted average rate paid on interest-bearing liabilities was 1.04% for the three months ended March 31, 2014, a decrease of 24 basis points from 1.28% for the three months ended March 31, 2013. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decreasing rate paid on our interest-bearing deposits, particularly brokered certificates of deposit.
The weighted average rate paid on our interest-bearing deposits was 0.89% for the three months ended March 31, 2014, a decrease of 22 basis points from 1.11% for the three months ended March 31, 2013. The continued low interest rate environment has allowed us to lower the overall rate paid on our in-market deposits. We have been successful in attracting in-market deposit relationships, specifically interest-bearing transaction accounts. Further, the weighted average rate paid on our interest-bearing deposits was reduced by the replacement of maturing brokered certificates of deposit at lower current rates. The ongoing low rate environment combined with the maturity structure of our brokered certificates of deposit continued to provide us the opportunity to manage our liability structure in both maturity terms and rate to deliver an enhanced net interest margin for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Net interest margin increased five basis points to 3.58% for the three months ended March 31, 2014 compared to 3.53% for the three months ended March 31, 2013. Changing the mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately 18 basis points. In addition, repaying a portion of our third party subordinated debt positively affected our net interest margin by approximately 3 basis points. Improvement in yields on the investment portfolio added one basis point to our net interest margin. These positive items were offset by an unfavorable impact of 17 basis points in net interest margin due to the net decline of interest income on our loan and lease portfolio.
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $180,000 and $80,000 for the three months ended March 31, 2014 and 2013, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the three months ended March 31, 2014 and 2013, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands)
Components of the provision for loan and lease losses:
Net additions of specific reserves on impaired loans	$105	$16
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	(5)	(50)
Charge-offs in excess of specific reserves	—	11
Recoveries	(20)	(38)
Change in inherent risk of the loan and lease portfolio	100	141
Total provision for loan and lease losses	$180	$80

The net additions of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will recover our principal, offset by any release of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses reserves due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon the level and trend of certain criteria such as delinquencies, volume and average loan size, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in credit granting functions, and changes in underwriting standards. As our asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced, causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan loss. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended March 31, 2014 and 2013
Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, increase in cash surrender value of bank-owned life insurance, and loan fees, increased $368,000, or 18.8%, to $2.3 million for the three months ended March 31, 2014 from $2.0 million for the three months ended March 31, 2013. The increase was primarily due to increased fees earned for trust and investment services and service charges on deposits.
Trust and investment services fee income increased by $241,000, or 29.1%, to $1.1 million for the three months ended March 31, 2014 from $827,000 for the three months ended March 31, 2013. Trust and investment services fee income is primarily driven by the amount of assets under management and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets.
At March 31, 2014, we had $787.6 million of trust assets under management compared to $763.9 million at December 31, 2013 and $660.6 million at March 31, 2013. Assets under administration were $181.6 million at March 31, 2014 compared to $195.1 million at December 31, 2013 and $182.4 million at March 31, 2013. In accordance with our operating philosophy, we focus on obtaining and managing larger than average client relationships. Our assets under management and administration can be influenced by the addition or loss of a client relationship. We do not expect the decline in assets under administration to have a material impact on our future level of trust and investment services fee revenue.
Service charges on deposits increased by $84,000, or 17.4%, to $567,000 for the three months ended March 31, 2014 from $483,000 for the three months ended March 31, 2013. Throughout 2013 and continuing into 2014, our strategic efforts were focused on adding in-market relationships and related transaction deposit accounts. Our relationships tend to have higher transaction volumes resulting in the generation of service charge income. The increase in service charges on deposits was a direct result of the success in growing the number of in-market relationships and related transaction deposit accounts.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended March 31, 2014 and 2013
Non-interest expense increased by $674,000, or 9.4%, to $7.9 million for the three months ended March 31, 2014 from $7.2 million for the comparable period of 2013. The increase in non-interest expense was primarily caused by an increase in compensation expense and collateral liquidation costs.
Compensation expense increased by $331,000, or 7.0%, to $5.1 million for the three months ended March 31, 2014 from $4.7 million for the three months ended March 31, 2013. The increase was due, in part, to the following factors: (1) increased salary expense due to annual merit increases, (2) additional salary and other benefit expense affiliated with an increased number of full-time equivalent positions, and (3) increased fringe benefit expenses such as expenses associated with the employer match for amounts contributed to employee 401(k) plans. We made similar payments during the first quarter of 2013 for these types of expenses, but not to the same magnitude and therefore generating an increase in compensation expense. The number of full-time equivalent employees increased 5.6% to 151 at March 31, 2014 from 143 at March 31, 2013.
Collateral liquidation costs increased by $173,000 to $159,000 for the three months ended March 31, 2014 from a net recovery of $14,000 for the three months ended March 31, 2013. Collateral liquidation costs are expenses incurred by us to facilitate resolution of impaired loans and leases. The amount of collateral liquidation costs recorded in any particular period is influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore expensed as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item.
Income Taxes
Income tax expense was $1.8 million for the three months ended March 31, 2014, with an effective tax rate of 34.4% compared to income tax expense of $1.7 million for the three months ended March 31, 2013, with an effective tax rate of 34.1%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Three Months Ended March 31,
	2014	2013
Statutory federal tax rate	34.4%	34.4%
State taxes, net of federal benefit	4.6	4.5
FIN 48 expense, net of federal benefit	—	—
Bank owned life insurance	(1.4)	(1.4)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.6)	(3.3)
Discrete items	—	0.2
Other	0.4	(0.3)
	34.4%	34.1%
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

Financial Condition
General. Our total assets increased by $5.1 million, or 0.4%, to $1.274 billion as of March 31, 2014 compared to $1.269 billion at December 31, 2013. The increase was primarily driven by growth of approximately $4.2 million, or 0.4%, in our loan and lease portfolio to $971.2 million as of March 31, 2014 compared to $967.1 million at December 31, 2013.
Short-term investments. Short-term investments decreased by $16.1 million to $52.0 million at March 31, 2014 from $68.1 million at December 31, 2013. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”). We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. As of March 31, 2014, our total investment in commercial paper, which is also considered a short-term investment, was $14.6 million as compared to $11.0 million at December 31, 2013. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are usually sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. The decline in total short-term investments is primarily due to the decline of our balances maintained on deposit at the FRB. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale increased by $5.4 million to $185.5 million at March 31, 2014 compared to $180.1 million at December 31, 2013. As of March 31, 2014, our overall securities portfolio had an estimated weighted average maturity of 3.6 years. During the three months ended March 31, 2014, we recognized unrealized holding gains of $349,000 before income taxes through other comprehensive income. The increase in the securities available-for-sale was primarily due to the investment of excess cash in our investment subsidiary that was previously earmarked for the purchase of short-term investments, coupled with a modest improved market value of the securities portfolio given recent decreases in interest rates since the end of 2013. Generally, our investment philosophy for our available-for-sale portfolio remains unchanged from our statements made in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2014. There were no sales of securities during the three months ended March 31, 2014 and 2013.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $4.2 million, or 0.4%, to $971.2 million at March 31, 2014 from $967.1 million at December 31, 2013. We principally originate commercial and industrial loans and commercial real estate loans. We have a concentration in commercial real estate, as commercial real estate loans represent approximately 65% of our total loans as of March 31, 2014. Over the past five years there has been a generally declining trend in this concentration level as we continue to direct our efforts toward growing our commercial and industrial portfolio. The types of loans and leases we originate and the various risks associated with these originations remains consistent with information previously outlined in our most recent Annual Report on Form 10-K.
While the first quarter of each fiscal year is typically our lowest growth quarter with respect to our loan and lease portfolio, we successfully added new relationships to our portfolio, specifically in our commercial and industrial portfolio. We are seeing increased loan opportunities and expect loan growth patterns to be consistent with trends experienced over the past few years. Our commercial and industrial portfolio increased $10.1 million, or 3.4%, to $303.6 million at March 31, 2014 from $293.6 million at December 31, 2013. This increase was partially offset by a $6.4 million, or 1.0%, decline in our commercial real estate portfolio to $638.7 million at March 31, 2014 from $645.1 million at December 31, 2013. We believe the overall increase in loan demand reflects increased confidence within our marketplace. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.43% at March 31, 2014, essentially flat from 1.42% as of December 31, 2013. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.43% at March 31, 2014 compared to 1.61% at December 31, 2013. Non-performing loans decreased $1.7 million, or 11.0%, to $14.1 million at March 31, 2014 compared to $15.9 million at December 31, 2013. We have generally experienced improvement in our various asset quality ratios over the last several quarters. Despite further improvement in our asset quality ratios, our allowance for loan and lease losses remained flat given the recognition of increased specific reserves on certain of our impaired loans. Please refer to Asset Quality for additional information.
Deposits. As of March 31, 2014, deposits increased by $6.8 million to $1.137 billion from $1.130 billion at December 31, 2013. The increase in deposits was primarily due to an increase in brokered certificates of deposit, which increased by $12.0 million to $405.5 million at March 31, 2014 from $393.5 million at December 31, 2013, partially offset by a decline in the level of in-market deposits of $5.2 million at March 31, 2014 from $736.3 million at December 31, 2013. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of in-market deposit gathering efforts based on the number of and the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $736.0 million, or 65.5%, were considered in-market deposits for the three months ended March 31, 2014. This compares to in-market deposits of $722.7 million, or 66.8%, for the year-to-date average at March 31, 2013.
The Banks’ liquidity policies limit the amount of brokered certificates of deposit to 75% of total deposits, with an operating goal of 50% or less of brokered certificates of deposit to total deposits. As of March 31, 2014, the ratio of brokered certificates of deposits to total deposits was 35.7%. We will continue to use brokered deposits in specific maturity periods needed to effectively mitigate interest rate risk measured through our asset/liability management process and support asset growth initiatives while taking into consideration our operating goals and desired level of usage of brokered certificates of deposit. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of brokered certificates of deposit.
FHLB Advances and Other Borrowings. As of March 31, 2014, FHLB advances and other borrowings decreased by $4,000,000, or 33.5%, to $7.9 million from $11.9 million at December 31, 2013. The primary reason for the decrease in other borrowings was due to a $4.0 million paydown of third party subordinated debt.

Asset Quality
Non-performing Assets. Our total impaired assets consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$252	$339
Commercial real estate - non-owner occupied	277	283
Construction and land development	5,342	5,422
Multi-family	28	31
1-4 family	390	521
Total non-accrual commercial real estate	6,289	6,596
Commercial and industrial	6,625	8,011
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	419	453
Other	777	795
Total non-accrual consumer and other loans	1,196	1,248
Total non-accrual loans and leases	14,110	15,855
Foreclosed properties, net	333	333
Total non-performing assets	14,443	16,188
Performing troubled debt restructurings	586	371
Total impaired assets	$15,029	$16,559

Total non-accrual loans and leases to gross loans and leases	1.43%	1.61%
Total non-performing assets to total loans and leases plus other real estate owned	1.46	1.65
Total non-performing assets to total assets	1.13	1.28
Allowance for loan and lease losses to gross loans and leases	1.43	1.42
Allowance for loan and lease losses to non-accrual loans and leases	99.94	87.68
As of March 31, 2014 and December 31, 2013, $7.3 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively.
A summary of our non-accrual loan and lease activity from December 31, 2013 through March 31, 2014 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$15,855
Loans and leases transferred to non-accrual status	—
Non-accrual loans and leases returned to accrual status	(228)
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	—
Cash received and applied to principal of non-accrual loans and leases	(1,517)
Non-accrual loans and leases as of the end of the period	$14,110

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of March 31, 2014, non-performing assets as a percentage of total assets declined to 1.13% from 1.28% at December 31, 2013. This is primarily due to cash collections on previously identified impaired loans and credits returning to performing status. No new impaired loans were identified during the first quarter of 2014. Total non-performing assets to total loans and leases and foreclosed properties as of March 31, 2014 and December 31, 2013 were 1.46% and 1.65%, respectively. We believe the decline in this ratio provides insight as to our success in working problem assets through the entire process and mitigating further losses.

We also monitor early stage delinquencies to assist in the identification of potential future problems. As of March 31, 2014, the payment performance did not point to any new areas of concern, as approximately 99% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 - Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of our unaudited Consolidated Financial Statements. We are seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. At this time, we expect to experience sporadic additions to non-accrual loans. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current level of non-accrual loans, any improvement in reducing this balance further will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances; however, we may experience some volatility in this trend from time to time.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2014	2013	2013
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$7,725	$8,753	$8,200
Impaired loans and leases with impairment reserves required	6,972	4,166	8,026
Total impaired loans and leases	14,697	12,919	16,226
Less:
Impairment reserve (included in allowance for loan and lease losses)	507	1,533	402
Net impaired loans and leases	$14,190	$11,386	$15,824
Average impaired loans and leases	$15,520	$14,138	$12,084
Foregone interest income attributable to impaired loans and leases	$199	$275	$887
Less: Interest income recognized on impaired loans and leases	$224	148	221
Net foregone interest income on impaired loans and leases	$(25)	$127	$666

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2013	$333
Loans transferred to foreclosed properties	—
Payments to priority lien holders of foreclosed properties	—
Proceeds from sale of foreclosed properties	—
Net gain on sale of foreclosed properties	—
Impairment valuation	—
Foreclosed properties as of March 31, 2014	$333

Allowance for loan and lease losses. The allowance for loan and lease losses as a percentage of gross loans and leases was 1.43% as of March 31, 2014 and 1.42% as of December 31, 2013. Despite a reduction in the level of impaired loans and leases from December 31, 2013 to March 31, 2014 the allowance for loan and lease losses remained essentially flat due to the increase in the amount of required specific reserves on certain impaired loans. During the three months ended March 31, 2014, we recorded net recoveries on impaired loans and leases of approximately $20,000, comprised of no charge-offs and $20,000 of recoveries. During the three months ended March 31, 2013, we recorded net recoveries on impaired loans and leases of approximately $27,000, comprised of $11,000 of charge-offs and $38,000 of recoveries.
Based upon our observations in our primary market areas, commercial real estate values appear to be stabilizing, which significantly reduced our level of required charge-offs, as collateral dependent loans are reflected at their net realizable values. Nevertheless, we may continue to experience some level of charge-offs as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $14.1 million, or 1.43% of total loans and leases, was appropriate as of March 31, 2014. Ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and leases losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of March 31, 2014 and December 31, 2013, our allowance for loan and lease losses to total non-accrual loans and leases was 99.94% and 87.68%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are reasonably certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. As part of the underwriting process, as well as our ongoing credit management efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality continues to improve, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2014.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Allowance at beginning of period	$13,901	$15,400
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	(7)
Commercial and industrial	—	—
Direct financing leases	—	—
Consumer and other
Home equity and second mortgages	—	—
Other	—	(4)
Total charge-offs	—	(11)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	8	—
Commercial real estate — non-owner occupied	4	30
Construction and land development	—	—
Multi-family	—	—
1-4 family	3	2
Commercial and industrial	—	—
Direct financing leases	—	5
Consumer and other
Home equity and second mortgages	5	1
Other	—	—
Total recoveries	20	38
Net charge-offs	20	27
Provision for loan and lease losses	180	80
Allowance at end of period	$14,101	$15,507
Annualized net recoveries as a % of average gross loans and leases	(0.01)%	(0.01)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2014 were the interest payments due on subordinated and junior subordinated notes. In January 2014, FBB declared a dividend in the amount of $2.0 million. During 2013, FBB declared and paid dividends totaling $8.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of March 31, 2014 and December 31, 2013, our immediate on-balance-sheet liquidity was $256.5 million and $272.6 million, respectively. At March 31, 2014 and December 31, 2013, the Banks had $31.3 million and $53.0 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $405.5 million of outstanding brokered deposits at March 31, 2014, compared to $393.5 million of brokered deposits as of December 31, 2013, which represented 35.7% and 34.8%, respectively, of the ending balance of total deposits. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. Nevertheless, brokered certificates of deposit continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate brokered deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use brokered deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of March 31, 2014 and December 31, 2013.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the three-month period ended March 31, 2014. In the event there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2014, the available liquidity was in excess of the stated minimum and was equal to approximately 35 months of maturities. As on-balance-sheet liquidity is utilized to fund growth, asset quality continues to improve and the ratio of in-market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of brokered certificates of deposits in the event of a disruption in the brokered market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Contractual Obligations and Off-Balance-Sheet Arrangements
There were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
We use two techniques to measure interest rate risk. The first is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates. The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and ability to utilize such instruments should they be appropriate to manage interest rate exposure.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2014 has not changed materially since December 31, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended

March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	198	$39.50	—	$—
February 1, 2014 - February 28, 2014	—	$—	—	—
March 1, 2014 - March 31, 2014	—	$—	—	—
Total	198	$39.50	—	—

(1)	The shares in this column represents 198 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
May 2, 2014	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

May 2, 2014	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.