Form 10-Q
period 2014-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2014-08-01
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 24, 2014 was 3,945,220 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$28,855	$13,219
Short-term investments	57,122	68,067
Cash and cash equivalents	85,977	81,286
Securities available-for-sale, at fair value	143,642	180,118
Securities held-to-maturity, at amortized cost	43,434	—
Loans and leases receivable, net of allowance for loan and lease losses of $14,015 and $13,901, respectively	993,721	967,050
Leasehold improvements and equipment, net	1,152	1,155
Foreclosed properties	329	333
Cash surrender value of bank-owned life insurance	23,558	23,142
Investment in Federal Home Loan Bank stock, at cost	1,349	1,255
Accrued interest receivable and other assets	13,341	14,316
Total assets	$1,306,503	$1,268,655
Liabilities and Stockholders’ Equity
Deposits	$1,166,697	$1,129,855
Federal Home Loan Bank and other borrowings	7,936	11,936
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	5,907	7,274
Total liabilities	1,190,855	1,159,380
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,109,080 and 4,106,084 shares issued, 3,945,220 and 3,943,997 shares outstanding at June 30, 2014 and December 31, 2013, respectively	41	41
Additional paid-in capital	56,477	56,002
Retained earnings	62,328	57,143
Accumulated other comprehensive income (loss)	452	(342)
Treasury stock, 163,860 and 162,087 shares at June 30, 2014 and December 31, 2013, respectively, at cost	(3,650)	(3,569)
Total stockholders’ equity	115,648	109,275
Total liabilities and stockholders’ equity	$1,306,503	$1,268,655

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$12,651	$12,283	$25,126	$24,736
Securities income	855	809	1,721	1,619
Short-term investments	59	50	119	106
Total interest income	13,565	13,142	26,966	26,461
Interest expense:
Deposits	2,337	2,454	4,506	5,052
Notes payable and other borrowings	152	218	310	436
Junior subordinated notes	277	277	551	551
Total interest expense	2,766	2,949	5,367	6,039
Net interest income	10,799	10,193	21,599	20,422
Provision for loan and lease losses	(91)	54	89	134
Net interest income after provision for loan and lease losses	10,890	10,139	21,510	20,288
Non-interest income:
Trust and investment services fee income	1,110	970	2,178	1,797
Service charges on deposits	600	544	1,167	1,027
Loan fees	380	332	769	690
Increase in cash surrender value of bank-owned life insurance	209	212	416	419
Other	59	116	149	194
Total non-interest income	2,358	2,174	4,679	4,127
Non-interest expense:
Compensation	4,741	4,507	9,798	9,233
Occupancy	315	312	638	640
Professional fees	895	434	1,527	1,006
Data processing	423	402	839	804
Marketing	364	352	711	637
Equipment	125	135	255	274
FDIC insurance	173	193	363	398
Collateral liquidation costs	85	73	243	59
Net loss on foreclosed properties	4	79	4	49
Other	624	1,003	1,222	1,568
Total non-interest expense	7,749	7,490	15,600	14,668
Income before income tax expense	5,499	4,823	10,589	9,747
Income tax expense	1,994	1,690	3,747	3,370
Net income	$3,505	$3,133	$6,842	$6,377
Earnings per common share:
Basic	$0.89	$0.80	$1.73	$1.63
Diluted	0.88	0.80	1.72	1.62
Dividends declared per share	0.21	0.14	0.42	0.28

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)

Net income	$3,505	$3,133	$6,842	$6,377
Other comprehensive income (loss), before tax
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	1,793	(2,706)	2,142	(3,011)
Securities held-to-maturity:
Unrealized losses transferred to held-to-maturity	(874)	—	(874)	—
Amortization of net unrealized losses transferred during the period	25	—	25	—
Income tax (expense) benefit	(364)	1,045	(499)	1,149
Comprehensive income	$4,085	$1,472	$7,636	$4,515

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	6,377	—	—	6,377
Other comprehensive income	—	—	—	—	(1,862)	—	(1,862)
Exercise of stock options	51,700	1	1,137	—	—	—	1,138
Share-based compensation - restricted shares	—	—	291	—	—	—	291
Share-based compensation - tax benefits	—	—	37	—	—	—	37
Cash dividends ($0.28 per share)	—	—	—	(1,097)	—	—	(1,097)
Treasury stock purchased	(50,020)	—	—	—	—	(1,185)	(1,185)
Balance at June 30, 2013	3,918,347	$41	$54,969	$50,879	$321	$(2,972)	$103,238

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2013	3,943,997	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	6,842	—	—	6,842
Other comprehensive income	—	—	—	—	794	—	794
Exercise of stock options	2,000	—	48	—	—	—	48
Share-based compensation - restricted shares	996	—	389	—	—	—	389
Share-based compensation - tax benefits	—	—	38	—	—	—	38
Cash dividends ($0.42 per share)	—	—	—	(1,657)	—	—	(1,657)
Treasury stock purchased	(1,773)	—	—	—	—	(81)	(81)
Balance at June 30, 2014	3,945,220	$41	$56,477	$62,328	$452	$(3,650)	$115,648

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In Thousands)
Operating activities
Net income	$6,842	$6,377
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	443	809
Provision for loan and lease losses	89	134
Depreciation, amortization and accretion, net	870	1,323
Share-based compensation	389	291
Increase in cash surrender value of bank-owned life insurance	(416)	(419)
Net loss on foreclosed properties, including impairment valuation	4	49
Excess tax benefit from share-based compensation	(38)	(37)
(Increase) decrease in accrued interest receivable and other assets	(224)	1,564
Decrease in accrued interest payable and other liabilities	(1,328)	(4,226)
Net cash provided by operating activities	6,631	5,865
Investing activities
Proceeds from maturities of available-for-sale securities	25,038	37,576
Proceeds from maturities of held-to-maturity securities	290	—
Purchases of available-for-sale securities	(31,648)	(35,617)
Proceeds from sale of foreclosed properties	—	1,070
Net increase in loans and leases	(26,760)	(36,397)
Investment in limited partnerships	—	(500)
Distributions from limited partnerships	203	664
Investment in FHLB Stock	(467)	(1,185)
Proceeds from sale of FHLB Stock	373	500
Purchases of leasehold improvements and equipment, net	(159)	(406)
Net cash used in investing activities	(33,130)	(34,295)
Financing activities
Net increase in deposits	36,842	50,725
Repayment of FHLB advances	—	(469)
Repayment of subordinated notes payable	(4,000)	—
Excess tax benefit from share-based compensation	38	37
Cash dividends paid	(1,657)	(823)
Exercise of stock options	48	1,137
Purchase of treasury stock	(81)	(1,185)
Net cash provided by financing activities	31,190	49,422
Net increase in cash and cash equivalents	4,691	20,992
Cash and cash equivalents at the beginning of the period	81,286	85,586
Cash and cash equivalents at the end of the period	$85,977	$106,578
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$5,160	$6,313
Income taxes paid	2,867	3,411
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	44,587	—
Unrealized loss on transfer from available-for-sale to held-to-maturity	(874)	—
Transfer to foreclosed properties	—	110

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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2014. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Corporation is in the process of evaluating the impact of this standard.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation-Stock Compensation, to awards with performance conditions that affect vesting. For all entities, ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. While the Corporation does not have any performance-based awards outstanding as of the reporting date, the Corporation’s equity incentive plan does allow for such awards. The Corporation is, therefore, in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

Note 2 — Business Combinations

On May 22, 2014, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aslin Group, Inc., a Delaware corporation (“Aslin Group”), and AGI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Corporation (the “Merger Sub”).

The Merger Agreement contemplates that the Merger Sub will be merged with and into Aslin Group (the “Merger”), with Aslin Group continuing as the surviving corporation of the Merger, and each outstanding share of common stock of Aslin Group (other than shares held in the treasury of Aslin Group, owned by the Corporation or any subsidiary of the Corporation, or subject to validly exercised appraisal rights) will cease to be outstanding and will be converted into the right to receive a combination of shares of common stock of the Corporation and cash, as described in more detail below. Immediately following the Merger, Aslin Group will be merged with and into the Corporation in a second merger, with the Corporation continuing as the surviving corporation. As a result of the mergers, Aslin Group's wholly-owned subsidiary, Alterra Bank, will become a wholly-owned subsidiary of the Corporation. The separate corporate existence of Aslin Group will cease as of the effective time of the second merger.

Under the terms of the Merger Agreement, stockholders of Aslin Group will receive, in the aggregate, approximately $16.6 million of the Corporation’s common stock plus approximately $13.5 million in cash. The number of shares of the Corporation’s common stock to be issued to Aslin Group stockholders will be determined based on the volume-weighted average closing price of the Corporation’s common stock on The NASDAQ Global Select Market according to the Bloomberg VWAP Price and Volume Dashboard during the 10 consecutive trading days ending on and including the third trading day immediately prior to the date the Merger closes; provided however that such price will be limited to a maximum of approximately $51 per share and a minimum of $34 per share. The mergers are subject to regulatory approvals, approval by Aslin Group stockholders and certain other customary closing conditions and are expected to close in late 2014. The Corporation anticipates that the acquisition of Aslin Group will not be considered a significant business combination, as defined in accordance with Regulation S-X, and, accordingly, pro-forma financial information is not required.

Note 3 — Earnings Per Common Share
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
For both the three and six month periods ending June 30, 2014 and 2013, there were no average anti-dilutive employee share-based awards.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$3,505	$3,133	$6,842	$6,377
Less: earnings allocated to participating securities	75	75	147	152
Basic earnings allocated to common shareholders	$3,430	$3,058	$6,695	$6,225

Weighted-average common shares outstanding, excluding participating securities	3,860,087	3,825,069	3,859,795	3,824,563

Basic earnings per common share	$0.89	$0.80	$1.73	$1.63

Diluted earnings per common share
Earnings allocated to common shareholders	$3,430	$3,058	$6,695	$6,225
Reallocation of undistributed earnings	—	1	—	—
Diluted earnings allocated to common shareholders	$3,430	$3,059	$6,695	$6,225

Weighted-average common shares outstanding, excluding participating securities	3,860,087	3,825,069	3,859,795	3,824,563
Dilutive effect of share-based awards	23,268	11,414	22,203	9,180
Weighted-average diluted common shares outstanding, excluding participating securities	3,883,355	3,836,483	3,881,998	3,833,743

Diluted earnings per common share	$0.88	$0.80	$1.72	$1.62

Note 4 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2014, 197,953 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.

Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or cancelled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, all Stock Options granted and not previously forfeited have vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow.
Stock Option activity for the year ended December 31, 2013 and six months ended June 30, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	124,034	$22.43	0.75
Granted	—	—
Exercised	(69,684)	21.13
Expired	(3,350)	22.00
Forfeited	—	—
Outstanding at December 31, 2013	51,000	$24.24	0.88
Exercisable at December 31, 2013	51,000	$24.24	0.88

Outstanding as of December 31, 2013	51,000	$24.24	0.88
Granted	—	—
Exercised	(2,000)	24.00
Expired	—	—
Forfeited	—	—
Outstanding as of June 30, 2014	49,000	$24.24	0.38
Exercisable at June 30, 2014	49,000	$24.24	0.38
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

Restricted share activity for the year ended December 31, 2013 and the six months ended June 30, 2014 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2012	94,506	$18.19
Granted	25,030	33.00
Vested	(34,827)	16.88
Forfeited	—	—
Nonvested balance as of December 31, 2013	84,709	23.10
Granted	996	40.29
Vested	(1,540)	17.92
Forfeited	—	—
Nonvested balance as of June 30, 2014	84,165	$23.40

As of June 30, 2014, $1.4 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over a weighted-average period of approximately 2.4 years. As of June 30, 2014, all restricted shares that vested were delivered.

For the three and six months ended June 30, 2014 and 2013, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Total cost of share-based payment plans during the period	$196	$146	$389	$291

Note 5 — Securities
The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$7,250	$—	$(84)	$7,166
Municipal obligations	—	—	—	—
Asset-backed securities	1,515	—	(1)	1,514
Collateralized mortgage obligations - government issued	80,800	1,956	(289)	82,467
Collateralized mortgage obligations - government-sponsored enterprises	52,492	204	(201)	52,495
	$142,057	$2,160	$(575)	$143,642

	As of December 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$16,380	$9	$(145)	$16,244
Municipal obligations	16,207	35	(753)	15,489
Asset-backed securities	1,517	$—	(23)	1,494
Collateralized mortgage obligations - government issued	111,010	2,238	(1,279)	111,969
Collateralized mortgage obligations - government-sponsored enterprises	35,561	57	(696)	34,922
	$180,675	$2,339	$(2,896)	$180,118

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of June 30, 2014
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,474	$—	$(11)	$1,463
Municipal obligations	16,113	—	(141)	15,972
Collateralized mortgage obligations - government issued	15,776	10	(60)	15,726
Collateralized mortgage obligations - government-sponsored enterprises	10,071	—	(92)	9,979
	$43,434	$10	$(304)	$43,140

During the quarter ended June 30, 2014, the Corporation transferred securities with an amortized cost of $44.6 million, previously designated as available-for-sale, to held-to-maturity classification. The fair value of those securities as of the date of the transfer was $43.7 million, reflecting a net unrealized loss of $874,000. The fair value as of the transfer date became the new amortized cost over the life of the security. No gain or loss was recognized at the time of the transfer. This transfer was completed after consideration of the Corporation’s ability and intent to hold these securities to maturity.

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014 and December 31, 2013, securities with a fair value of $37.6 million and $42.3 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due in one year through five years	7,789	7,724	2,277	2,263
Due in five through ten years	51,569	51,955	13,133	13,020
Due in over ten years	82,699	83,963	28,024	27,857
	$142,057	$143,642	$43,434	$43,140

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013, the Corporation held 45 and 131 available-for-sale securities that were in a loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2014, the Corporation held 23 available-for-sale securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the six months ended June 30, 2014 and 2013.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

	As of June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$2,491	$9	$4,675	$75	$7,166	$84
Municipal obligations	—	—	—	—	—	—
Asset-backed securities	—	—	1,514	1	1,514	1
Collateralized mortgage obligations - government issued	8,347	23	11,934	266	20,281	289
Collateralized mortgage obligations - government-sponsored enterprises	17,669	70	4,672	131	22,341	201
	$28,507	$102	$22,795	$473	$51,302	$575

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$10,608	$145	$—	$—	$10,608	$145
Municipal obligations	12,001	650	981	103	12,982	753
Asset-backed securities	1,494	$23	—	—	1,494	23
Collateralized mortgage obligations - government issued	34,021	997	6,146	282	40,167	1,279
Collateralized mortgage obligations - government-sponsored enterprises	20,628	506	5,418	190	26,046	696
	$78,752	$2,321	$12,545	$575	$91,297	$2,896

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2014. At June 30, 2014, the Corporation held 95 held-to-maturity securities that were in an unrecognized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were no held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of June 30, 2014. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the six months ended June 30, 2014.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,474	$11	$—	$—	$1,474	$11
Municipal obligations	16,113	141	—	—	16,113	141
Collateralized mortgage obligations - government issued	13,586	60	—	—	13,586	60
Collateralized mortgage obligations - government-sponsored enterprises	10,071	92	—	—	10,071	92
	$41,244	$304	$—	$—	$41,244	$304

There were no securities designated as held-to-maturity as of December 31, 2013.

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$141,704	$141,164
Commercial real estate — non-owner occupied	333,179	341,695
Construction and land development	75,749	68,708
Multi-family	59,826	62,758
1-4 family	26,945	30,786
Total commercial real estate	637,403	645,111
Commercial and industrial	325,900	293,552
Direct financing leases, net	29,649	26,065
Consumer and other
Home equity and second mortgages	4,370	5,272
Other	11,293	11,972
Total consumer and other	15,663	17,244
Total gross loans and leases receivable	1,008,615	981,972
Less:
Allowance for loan and lease losses	14,015	13,901
Deferred loan fees	879	1,021
Loans and leases receivable, net	$993,721	$967,050

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended June 30, 2014 and 2013 was $6.6 million and $10.1 million, respectively. For the six months ended June 30, 2014 and 2013, $11.7 million and $13.9 million of loans were transfered to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore all of the loans transferred during the three and six months ended June 30, 2014 and June 30, 2013 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 was $490,000 and $498,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at June 30, 2014 and December 31, 2013 was $45.4 million and $52.1 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of June 30, 2014 and December 31, 2013, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $64.8 million and $77.2 million, respectively. As of June 30, 2014 and December 31, 2013, no loans in this participation sold portfolio were considered impaired. The Corporation does not share in the participant’s portion of the charge-offs.

At each of June 30, 2014 and December 31, 2013, the carrying amount of the loan purchased with deteriorated credit quality was $1.4 million. This loan is classified as a non-performing troubled debt restructuring because the Corporation cannot reasonably estimate the timing of the cash flows expected to be collected and therefore the discount will not be accreted to earnings until the carrying amount is fully paid. During the six months ended June 30, 2014, there were no changes to the allowance for loan and lease losses relating to this loan, as it is a collateral dependent loan and was deemed to have sufficient collateral value as of June 30, 2014 to support the carrying value.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of June 30, 2014 and December 31, 2013:

	Category
As of June 30, 2014	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,384	$9,236	$13,490	$594	$141,704
Commercial real estate — non-owner occupied	295,398	16,292	21,212	277	333,179
Construction and land development	61,567	2,248	6,637	5,297	75,749
Multi-family	54,191	5,611	—	24	59,826
1-4 family	18,317	5,014	3,019	595	26,945
Total commercial real estate	547,857	38,401	44,358	6,787	637,403

Commercial and industrial	296,645	12,967	9,624	6,664	325,900

Direct financing leases, net	26,387	2,916	346	—	29,649

Consumer and other:
Home equity and second mortgages	3,649	20	147	554	4,370
Other	10,516	—	—	777	11,293
Total consumer and other	14,165	20	147	1,331	15,663

Total gross loans and leases receivable	$885,054	$54,304	$54,475	$14,782	$1,008,615
Category as a % of total portfolio	87.75%	5.38%	5.40%	1.47%	100.00%

	Category
As of December 31, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,764	$11,259	$10,802	$339	$141,164
Commercial real estate — non-owner occupied	290,865	29,444	21,103	283	341,695
Construction and land development	53,493	1,972	7,754	5,489	68,708
Multi-family	57,049	5,678	—	31	62,758
1-4 family	19,197	7,611	3,312	666	30,786
Total commercial real estate	539,368	55,964	42,971	6,808	645,111

Commercial and industrial	268,109	11,688	5,712	8,043	293,552

Direct financing leases, net	23,171	2,421	473	—	26,065

Consumer and other:
Home equity and second mortgages	4,408	134	150	580	5,272
Other	11,177	—	—	795	11,972
Total consumer and other	15,585	134	150	1,375	17,244

Total gross loans and leases receivable	$846,233	$70,207	$49,306	$16,226	$981,972
Category as a % of total portfolio	86.18%	7.15%	5.02%	1.65%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $29.3 million and $22.8 million of loans and leases as Substandard as of June 30, 2014 and December 31, 2013, respectively. No loans were considered Special Mention, Doubtful or Loss as of either June 30, 2014 or December 31, 2013. The population of Substandard loans are all Category IV loans and a subset of Category III loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of June 30, 2014 and December 31, 2013 were as follows:

As of June 30, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$141,190	$141,190
Non-owner occupied	—	—	—	—	332,902	332,902
Construction and land development	—	—	—	—	70,517	70,517
Multi-family	—	—	—	—	59,802	59,802
1-4 family	—	—	—	—	26,569	26,569
Commercial and industrial	—	—	—	—	319,268	319,268
Direct financing leases, net	—	—	—	—	29,649	29,649
Consumer and other:
Home equity and second mortgages	18	—	—	18	4,004	4,022
Other	—	—	—	—	10,516	10,516
Total	18	—	—	18	994,417	994,435
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$514	$514
Non-owner occupied	—	—	—	—	277	277
Construction and land development	—	—	—	—	5,232	5,232
Multi-family	—	—	—	—	24	24
1-4 family	—	—	113	113	263	376
Commercial and industrial	30	—	6,464	6,494	138	6,632
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	348	348
Other	—	—	777	777	—	777
Total	30	—	7,354	7,384	6,796	14,180
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$141,704	$141,704
Non-owner occupied	—	—	—	—	333,179	333,179
Construction and land development	—	—	—	—	75,749	75,749
Multi-family	—	—	—	—	59,826	59,826
1-4 family	—	—	113	113	26,832	26,945
Commercial and industrial	30	—	6,464	6,494	319,406	325,900
Direct financing leases, net	—	—	—	—	29,649	29,649
Consumer and other:
Home equity and second mortgages	18	—	—	18	4,352	4,370
Other	—	—	777	777	10,516	11,293
Total	$48	$—	$7,354	$7,402	$1,001,213	$1,008,615
Percent of portfolio	—%	—%	0.73%	0.73%	99.27%	100.00%

As of December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$140,825	$140,825
Non-owner occupied	—	—	—	—	341,412	341,412
Construction and land development	—	—	—	—	63,286	63,286
Multi-family	—	—	—	—	62,727	62,727
1-4 family	—	—	—	—	30,265	30,265
Commercial and industrial	—	—	—	—	285,541	285,541
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,819	4,819
Other	—	—	—	—	11,177	11,177
Total	—	—	—	—	966,117	966,117
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$85	$339
Non-owner occupied	—	—	—	—	283	283
Construction and land development	—	—	—	—	5,422	5,422
Multi-family	—	—	—	—	31	31
1-4 family	—	180	123	303	218	521
Commercial and industrial	1,944	1,407	53	3,404	4,607	8,011
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	85	85	368	453
Other	—	—	795	795	—	795
Total	1,944	1,587	1,310	4,841	11,014	15,855
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$140,910	$141,164
Non-owner occupied	—	—	—	—	341,695	341,695
Construction and land development	—	—	—	—	68,708	68,708
Multi-family	—	—	—	—	62,758	62,758
1-4 family	—	180	123	303	30,483	30,786
Commercial and industrial	1,944	1,407	53	3,404	290,148	293,552
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	85	85	5,187	5,272
Other	—	—	795	795	11,177	11,972
Total	$1,944	$1,587	$1,310	$4,841	$977,131	$981,972
Percent of portfolio	0.20%	0.16%	0.13%	0.49%	99.51%	100.00%

The Corporation’s total impaired assets consisted of the following at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$514	$339
Commercial real estate — non-owner occupied	277	283
Construction and land development	5,232	5,422
Multi-family	24	31
1-4 family	376	521
Total non-accrual commercial real estate	6,423	6,596
Commercial and industrial	6,632	8,011
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	348	453
Other	777	795
Total non-accrual consumer and other loans	1,125	1,248
Total non-accrual loans and leases	14,180	15,855
Foreclosed properties, net	329	333
Total non-performing assets	14,509	16,188
Performing troubled debt restructurings	602	371
Total impaired assets	$15,111	$16,559

	June 30, 2014	December 31, 2013
Total non-accrual loans and leases to gross loans and leases	1.41%	1.61%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.44	1.65
Total non-performing assets to total assets	1.11	1.28
Allowance for loan and lease losses to gross loans and leases	1.39	1.42
Allowance for loan and lease losses to non-accrual loans and leases	98.84	87.68

As of June 30, 2014 and December 31, 2013, $7.7 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of June 30, 2014, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of June 30, 2014			As of December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	2	$624	$594	1	$110	$84
Commercial real estate — non-owner occupied	4	390	277	3	385	283
Construction and land development	3	6,060	5,297	3	6,060	5,489
Multi-family	1	184	24	1	184	31
1-4 family	9	861	595	10	911	666
Commercial and industrial	3	356	182	5	1,935	565
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	6	843	554	6	752	580
Other	1	2,077	777	1	2,076	795
Total	29	$11,395	$8,300	30	$12,413	$8,493

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of June 30, 2014 and December 31, 2013, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of June 30, 2014		As of December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$48	1	$55
Combination of extension and interest rate concession	18	6,739	17	6,498
Commercial and industrial
Extension of term	—	—	1	49
Combination of extension and interest rate concession	3	182	4	516
Consumer and other
Extension of term	1	777	2	880
Combination of extension and interest rate concession	6	554	5	495
Total	29	$8,300	30	$8,493

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the six months ended June 30, 2014.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Six Months Ended June 30, 2014
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$80	$80	$—	$207	$8	$78	$(70)
Non-owner occupied	225	225	—	226	5	—	5
Construction and land development	5,297	7,968	—	5,419	80	—	80
Multi-family	24	391	—	28	26	—	26
1-4 family	189	189	—	239	5	12	(7)
Commercial and industrial	200	210	—	323	7	220	(213)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	498	498	—	676	12	—	12
Other	777	1,443	—	780	43	—	43
Total	7,290	11,004	—	7,898	186	310	(124)
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$514	$514	$115	$173	$8	$—	$8
Non-owner occupied	52	92	52	53	2	—	2
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	406	411	175	414	9	—	9
Commercial and industrial	6,464	6,464	208	6,688	236	—	236
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	56	56	56	59	2	—	2
Other	—	—	—	—	—	—	—
Total	7,492	7,537	606	7,387	257	—	257
Total:
Commercial real estate:
Owner occupied	$594	$594	$115	$380	$16	$78	$(62)
Non-owner occupied	277	317	52	279	7	—	7
Construction and land development	5,297	7,968	—	5,419	80	—	80
Multi-family	24	391	—	28	26	—	26
1-4 family	595	600	175	653	14	12	2
Commercial and industrial	6,664	6,674	208	7,011	243	220	23
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	554	554	56	735	14	—	14
Other	777	1,443	—	780	43	—	43
Grand total	$14,782	$18,541	$606	$15,285	$443	$310	$133

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	229	229	—	1,586	198	17	181
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	244	244	—	405	31	34	(3)
Commercial and industrial	555	766	—	434	97	114	(17)
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	518	518	—	593	37	3	34
Other	795	1,461	—	942	100	—	100
Total	8,200	12,115	—	10,824	816	221	595
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	54	94	54	88	6	—	6
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	422	422	155	437	18	—	18
Commercial and industrial	7,488	7,488	131	670	42	—	42
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	62	62	62	65	5	—	5
Other	—	—	—	—	—	—	—
Total	8,026	8,066	402	1,260	71	—	71
Total:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	283	323	54	1,674	204	17	187
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	666	666	155	842	49	34	15
Commercial and industrial	8,043	8,254	131	1,104	139	114	25
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	580	580	62	658	42	3	39
Other	795	1,461	—	942	100	—	100
Grand total	$16,226	$20,181	$402	$12,084	$887	$221	$666

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.8 million and $4.0 million as of June 30, 2014 and December 31, 2013 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $602,000 and $371,000 of loans as of June 30, 2014 and December 31, 2013, that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Six Months Ended June 30, 2014
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,235	$273	$338	$13,901
Charge-offs	—	—	—	—	—
Recoveries	17	1	7	—	25
Provision	(304)	410	(39)	22	89
Ending balance	$8,768	$4,646	$241	$360	$14,015
Ending balance: individually evaluated for impairment	$342	$208	$56	$—	$606
Ending balance: collectively evaluated for impairment	$8,426	$4,438	$185	$360	$13,409
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$637,403	$325,900	$15,663	$29,649	$1,008,615
Ending balance: individually evaluated for impairment	$5,416	$6,664	$1,331	$—	$13,411
Ending balance: collectively evaluated for impairment	$630,616	$319,236	$14,332	$29,649	$993,833
Ending balance: loans acquired with deteriorated credit quality	$1,371	$—	$—	$—	$1,371
Allowance as % of gross loans	1.38%	1.43%	1.54%	1.21%	1.39%

	As of and for the Six Months Ended June 30, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(641)	(13)	(4)	—	(658)
Recoveries	318	1	2	5	326
Provision	95	103	(42)	(22)	134
Ending balance	$10,465	$4,220	$327	$190	$15,202
Ending balance: individually evaluated for impairment	$739	$37	$67	$—	$843
Ending balance: collectively evaluated for impairment	$9,726	$4,183	$260	$190	$14,359
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$644,686	$272,799	$16,201	$15,252	$948,938
Ending balance: individually evaluated for impairment	$8,342	$736	$1,669	$35	$10,782
Ending balance: collectively evaluated for impairment	$634,809	$272,063	$14,532	$15,217	$936,621
Ending balance: loans acquired with deteriorated credit quality	$1,535	$—	$—	$—	$1,535
Allowance as % of gross loans	1.62%	1.55%	2.02%	1.25%	1.60%

Note 7 — Deposits
The composition of deposits at June 30, 2014 and December 31, 2013 was as follows. Weighted average balances represent year-to-date averages.

	June 30, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$148,989	$139,397	—%	$151,275	$138,920	—%
Interest-bearing transaction accounts	83,477	79,313	0.23	77,004	62,578	0.20
Money market accounts	450,352	456,206	0.51	456,065	450,558	0.53
Certificates of deposit	46,582	49,119	0.96	51,979	60,276	1.01
Brokered certificates of deposit	437,297	404,728	1.49	393,532	393,726	1.68
Total deposits	$1,166,697	$1,128,763	0.80	$1,129,855	$1,106,058	0.88

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at June 30, 2014 and December 31, 2013 was as follows. Weighted average balances represent year-to-date averages.

	June 30, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$224	0.81%	$—	$260	0.74%
FHLB advances	—	6,282	0.16	—	6,471	0.19
Line of credit	10	10	3.27	10	10	3.41
Subordinated notes payable	7,926	8,279	7.19	11,926	11,926	6.92
Junior subordinated notes	10,315	10,315	10.68	10,315	10,315	10.78
	$18,251	$25,110	6.86	$22,251	$28,982	6.78

Short-term borrowings	$10			$10
Long-term borrowings	18,241			22,241
	$18,251			$22,251

As of June 30, 2014, the Corporation was in compliance with its debt covenants under its third party senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. During both of the six months ended June 30, 2014 and 2013, the Corporation incurred $7,000 additional interest expense due to this fee.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
June 30, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Asset backed securities	$—	$1,514	$—	$1,514
U.S. Government agency obligations - government-sponsored enterprises	—	7,166	—	7,166
Collateralized mortgage obligations - government issued	—	82,467	—	82,467
Collateralized mortgage obligations - government-sponsored enterprises	—	52,495	—	52,495
Interest rate swaps	—	555	—	555
Liabilities:				—
Interest rate swaps	$—	$555	$—	$555

	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$15,489	$—	$15,489
Asset backed securities	—	1,494	—	1,494
U.S. Government agency obligations - government-sponsored enterprises	—	16,244	—	16,244
Collateralized mortgage obligations - government issued	—	111,969	—	111,969
Collateralized mortgage obligations - government-sponsored enterprises	—	34,922	—	34,922
Interest rate swaps	—	946	—	946
Liabilities:
Interest rate swaps	$—	$946	$—	$946

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the six months ended June 30, 2014 or the year ended December 31, 2013 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Six Months Ended June 30, 2014
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	June 30, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$11,963	$—	$6,465	$5,498	$—
Foreclosed properties	329	223	106	—	(4)

		As of and for the Year Ended December 31, 2013
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$13,719	$—	$13,666	$53	$—
Foreclosed properties	333	—	333	—	(59)

Impaired loans that are collateral dependent were written down to their net realizable value of $12.0 million and $13.7 million at June 30, 2014 and December 31, 2013, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 19% - 100%. The weighted average of those unobservable inputs as of the measurement date of June 30, 2014 was 34%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically a current appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of June 30, 2014, there were no foreclosed properties supported by a Level 3 valuation. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Six Months Ended June 30, 2014	As of and for the Year Ended December 31, 2013
	(In Thousands)
Foreclosed properties at the beginning of the period	$333	$1,574
Loans transferred to foreclosed properties, at lower of cost or fair value	—	1,381
Proceeds from sale of foreclosed properties	—	(2,739)
Net gain on sale of foreclosed properties	—	176
Impairment valuation	(4)	(59)
Foreclosed properties at the end of the period	$329	$333

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$85,977	$85,982	$65,993	$5,739	$14,250
Securities available-for-sale	143,642	143,642	—	143,642	—
Securities held-to-maturity	43,434	43,140	—	43,140	—
Loans and lease receivables, net	993,721	990,424	—	6,465	983,959
Federal Home Loan Bank stock	1,349	1,349	—	—	1,349
Cash surrender value of life insurance	23,558	23,558	23,558	—	—
Accrued interest receivable	3,284	3,284	3,284	—	—
Interest rate swaps	555	555	—	555	—
Financial liabilities:
Deposits	$1,166,697	$1,168,820	$682,818	$486,002	$—
Federal Home Loan Bank and other borrowings	7,936	7,809	—	7,809	—
Junior subordinated notes	10,315	7,100	—	—	7,100
Interest rate swaps	555	555	—	555	—
Accrued interest payable	1,259	1,259	1,259	—	—
Off-balance-sheet items:
Standby letters of credit	142	142	—	—	142
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$81,286	$81,295	$66,266	$4,029	$11,000
Securities available-for-sale	180,118	180,118	—	180,118	—
Loans and lease receivables, net	967,050	963,937	—	13,666	950,271
Federal Home Loan Bank stock	1,255	1,255	—	—	1,255
Cash surrender value of life insurance	23,142	23,142	23,142	—	—
Accrued interest receivable	3,231	3,231	3,231	—	—
Interest rate swaps	946	946	—	946	—
Financial liabilities:
Deposits	$1,129,855	$1,131,002	$684,344	$446,658	$—
Federal Home Loan Bank and other borrowings	11,936	11,979	—	11,979	—
Junior subordinated notes	10,315	7,084	—	—	7,084
Interest rate swaps	946	946	—	946	—
Accrued interest payable	1,052	1,052	1,052	—	—
Off balance sheet items:
Standby letters of credit	219	219	—	—	219
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of June 30, 2014 and December 31, 2013, the Corporation held $14.3 million and $11.0 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of June 30, 2014 and December 31, 2013, the Corporation held $5.7 million and $4.0 million, respectively, of brokered certificates of deposits.

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
At June 30, 2014, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $27.7 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in March, 2016 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $555,000, included in accrued interest receivable and other assets, and as a derivative liability of $271,000, included in accrued interest payable and other liabilities. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of June 30, 2014, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At June 30, 2014, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $27.7 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March, 2016 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $284,000. The value of these swaps was included in accrued interest payable and other liabilities as of June 30, 2014. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $555,000 and $271,000 gross derivative asset. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2014 and December 31, 2013.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2014	Other assets	$555	Other liabilities	$555
December 31, 2013	Other assets	$946	Other liabilities	$946

No derivative instruments held by the Corporation for the six months ended June 30, 2014 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the six months ended June 30, 2014 and 2013 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of June 30, 2014, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2014 and December 31, 2013, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2014
Total capital
(to risk-weighted assets)
Consolidated	$146,617	12.80%	$91,619	8.00%	N/A	N/A
First Business Bank	126,527	12.47	81,165	8.00	$101,457	10.00%
First Business Bank — Milwaukee	18,598	14.19	10,482	8.00	13,103	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$124,676	10.89%	$45,810	4.00%	N/A	N/A
First Business Bank	114,160	11.25	40,583	4.00	$60,874	6.00%
First Business Bank — Milwaukee	16,960	12.94	5,241	4.00	7,862	6.00
Tier 1 capital
(to average assets)
Consolidated	$124,676	9.73%	$51,271	4.00%	N/A	N/A
First Business Bank	114,160	10.54	43,312	4.00	$54,140	5.00%
First Business Bank — Milwaukee	16,960	7.93	8,553	4.00	10,691	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB or FBB - Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB - Milwaukee, borrowers defaulting in the repayment of loans, competition and certain matters relating to our pending acquisition of Aslin Group, Inc. (“Aslin Group”), as described below. These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB and FBB - Milwaukee. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. We do not utilize a branch network to attract retail clients. In 2014, we plan to continue to diligently focus on maintaining asset quality, increasing transaction deposit account relationships and balances in an effort to support ongoing efforts to increase fee revenue associated with treasury management services and maintaining our efficiency ratio. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors’ businesses in our core Wisconsin markets. In addition to growth relating to our pending acquisition of Aslin Group, we believe significant opportunity exists for organic growth within our existing markets.

Entry into a Material Definitive Agreement to Acquire Aslin Group, Inc.
On May 22, 2014, we entered into a definitive agreement to acquire Aslin Group, including Alterra Bank, Aslin Group's wholly owned subsidiary (“Alterra”). The cash-and-stock transaction is valued at an estimated $30.1 million. Alterra’s competitive position, established commercial banking team, focus on commercial clients and complementary limited branch business model will expand our growth into the Kansas City metropolitan market, where we already operate our national equipment finance business. Upon closing of the acquisition, it is anticipated that Alterra’s brand, Overland Park and Leawood offices and Kansas state banking charter will be maintained, with Ms. Pamela Berneking joining First Business and continuing in her current role as President and CEO of Alterra Bank. Following the acquisition, the Alterra Bank’s board of directors, with a majority of local Kansas directors, is also expected to remain substantially intact. Under the terms of the definitive agreement, each outstanding share of common stock of Aslin Group will be converted into the right to receive merger consideration valued at $14,435.59, which will be payable in $6,496.02 of cash and $7,939.57 of First Business common stock. The number of First Business common shares to be issued will be calculated based on First Business’s 10 day volume weighted average stock price as of the market close of the third business day prior to the effective date of the transaction. However, for purposes of the calculation, the volume weighted average share price cannot exceed approximately $51 per share or fall below approximately $34 per share. The merger is subject to regulatory approvals, approval by Aslin Group stockholders and certain other customary closing conditions and is expected to close in late 2014.
Operational Highlights

•	Total assets were $1.307 billion as of June 30, 2014 compared to $1.269 billion as of December 31, 2013.

•
Net income for the three months ended June 30, 2014 was $3.5 million compared to net income of $3.1 million for the three months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $6.8 million compared to net income of $6.4 million for the six months ended June 30, 2013.

•
Diluted earnings per common share for the three months ended June 30, 2014 were $0.88 compared to diluted earnings per common share of $0.80 for the three months ended June 30, 2013. Diluted earnings per common share for the six months ended June 30, 2014 were $1.72 compared to diluted earnings per common share of $1.62 for the six months ended June 30, 2013.

•
Net interest margin increased by six basis points to 3.52% for the three months ended June 30, 2014 compared to 3.46% for the three months ended June 30, 2013. Net interest margin increased by five basis points to 3.55% for the six months ended June 30, 2014 compared to 3.50% for the six months ended June 30, 2013.

•
Top line revenue, the sum of net interest income and non-interest income, increased 6.4% to $13.2 million for the three months ended June 30, 2014 compared to $12.4 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, top line revenue increased 7.0% to $26.3 million as compared to $24.5 million for the six months ended June 30, 2013.

•
Annualized return on average assets and annualized return on average equity were 1.09% and 12.29%, respectively, for the three-month period ended June 30, 2014, compared to 1.02% and 12.05%, respectively, for the same time period in 2013. Annualized return on average assets and annualized return on average equity were 1.07% and 12.15%, respectively, for the six-month period ended June 30, 2014, compared to 1.04% and 12.42%, respectively, for the six-month period ended June 30, 2013.

•	Our effective tax rate was 35.4% and 34.6% for the six months ended June 30, 2014 and 2013, respectively.

•
We recorded a negative $91,000 provision for loan and lease losses for the three months ended June 30, 2014 compared to an expense of $54,000 for the same period in the prior year. Provision for loan and lease losses was $89,000 for the six months ended June 30, 2014 compared to $134,000 for the comparable period of 2013.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.39% at June 30, 2014 and 1.42% at December 31, 2013.

•	Non-performing assets as a percentage of total assets was 1.11% at June 30, 2014 compared to 1.28% at December 31, 2013.

•	Non-accrual loans declined by $1.7 million, or 10.6%, to $14.2 million at June 30, 2014 from $15.9 million at December 31, 2013.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 6.4% and 7.0% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in Thousands)
Net interest income	$10,799	$10,193	5.9%	$21,599	$20,422	5.8%
Non-interest income	2,358	2,174	8.5	4,679	4,127	13.4
Total top line revenue	$13,157	$12,367	6.4	$26,278	$24,549	7.0
Pre-tax Adjusted Earnings
Pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and leases losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. In our judgment, the presentation of pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility that is associated with costs of credit and other discrete items and facilitates a more streamlined comparison of growth to our benchmark peers. Pre-tax adjusted earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our pre-tax adjusted earnings metric improved by 9.2% and 7.6% for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013.
The information provided below reconciles pre-tax adjusted earnings to the most comparable GAAP measure.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in Thousands)
Income before income tax expense	$5,499	$4,823	14.0%	$10,589	$9,747	8.6%
Add back:
Provision for loan and lease losses	(91)	54	(268.5)	89	134	(33.6)
Net loss on foreclosed properties	4	79	(94.9)	4	49	(91.8)
Pre-tax adjusted earnings	$5,412	$4,956	9.2	$10,682	$9,930	7.6

Return on Average Assets and Return on Average Equity
Annualized return on average assets ("ROAA") for the three months ended June 30, 2014 improved to 1.09% for the three months ended June 30, 2014 as compared to an ROAA of 1.02% for the three months ended June 30, 2013. ROAA for the six months ended June 30, 2014 was 1.07% compared to 1.04% for the six months ended June 30, 2013. The improvement in ROAA for both time periods presented was primarily due to an increase in net income. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. The improved ROAA measure indicates continued efficient deployment of assets. ROAA is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Annualized return on average equity ("ROAE") for the three months ended June 30, 2014 was 12.29% compared to 12.05% for the three months ended June 30, 2013. ROAE for the six months ended June 30, 2014 was 12.15% compared to 12.42% for the six months ended June 30, 2013. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	Dollars in Thousands
Total non-interest expense	$7,749	$7,490	$15,600	$14,668
Less:
Net loss on foreclosed properties	4	79	4	49
Total operating expense	$7,745	$7,411	$15,596	$14,619
Net interest income	$10,799	$10,193	$21,599	$20,422
Total non-interest income	2,358	2,174	4,679	4,127
Less:
Gain on sale of securities	—	—	—	—
Total operating revenue	$13,157	$12,367	$26,278	$24,549
Efficiency ratio	58.87%	59.93%	59.35%	59.55%

Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and six months ended June 30, 2014 compared to the same period of 2013.

	Increase (Decrease) for the Three Months Ended June 30,				Increase (Decrease) for the Six Months Ended June 30,
	2014 Compared to 2013				2014 Compared to 2013
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(128)	$(7)	$1	$(134)	$(867)	$230	$(12)	$(649)
Commercial and industrial loans	(459)	935	(104)	372	(740)	1,701	(154)	807
Direct financing leases	(15)	162	(13)	134	(36)	304	(29)	239
Consumer and other loans	(6)	2	—	(4)	(12)	6	(1)	(7)
Total loans and leases receivable	(608)	1,092	(116)	368	(1,655)	2,241	(196)	390
Mortgage-related securities	94	(30)	(4)	60	209	(91)	(13)	105
Other investment securities	20	(28)	(5)	(13)	37	(33)	(4)	—
FHLB Stock	—	—	—	—	—	—	—	—
Short-term investments	21	(9)	(4)	8	41	(21)	(9)	11
Total net change in income on interest-earning assets	(473)	1,025	(129)	423	(1,368)	2,096	(222)	506
Interest-bearing liabilities
Transaction accounts	4	12	2	18	7	25	3	35
Money market	(24)	11	—	(13)	(113)	17	(2)	(98)
Certificates of deposit	(8)	(40)	2	(46)	(21)	(79)	5	(95)
Brokered certificates of deposit	(230)	179	(25)	(76)	(644)	316	(60)	(388)
Total deposits	(258)	162	(21)	(117)	(771)	279	(54)	(546)
FHLB advances	1	(6)	—	(5)	(2)	(6)	1	(7)
Other borrowings	8	(66)	(3)	(61)	12	(127)	(4)	(119)
Junior subordinated debentures	—	—	—	—	—	—	—	—
Total net change in expense on interest-bearing liabilities	(249)	90	(24)	(183)	(761)	146	(57)	(672)
Net change in net interest income	$(224)	$935	$(105)	$606	$(607)	$1,950	$(165)	$1,178

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2014 and 2013. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2014			2013
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$636,174	$7,702	4.84%	$636,705	$7,836	4.92%
Commercial and industrial loans(1)	323,045	4,476	5.54	263,099	4,104	6.24
Direct financing leases(1)	27,457	316	4.60	14,542	182	5.01
Consumer and other loans(1)	17,044	157	3.68	16,828	161	3.83
Total loans and leases receivable(1)	1,003,720	12,651	5.04	931,174	12,283	5.28
Mortgage-related securities(2)	156,073	746	1.91	163,099	686	1.68
Other investment securities(3)	27,497	109	1.59	35,698	122	1.37
FHLB stock	1,427	1	0.44	1,725	1	0.20
Short-term investments	37,451	58	0.62	45,621	50	0.43
Total interest-earning assets	1,226,168	13,565	4.43	1,177,317	13,142	4.47
Non-interest-earning assets	56,063			56,817
Total assets	$1,282,231			$1,234,134
Interest-bearing liabilities
Transaction accounts	$80,027	45	0.22	$55,767	27	0.19
Money market	449,907	571	0.51	441,459	584	0.53
Certificates of deposit	47,332	115	0.97	63,014	161	1.02
Brokered certificates of deposit	422,024	1,606	1.52	381,479	1,682	1.76
Total interest-bearing deposits	999,290	2,337	0.94	941,719	2,454	1.04
FHLB advances	9,418	4	0.17	24,621	9	0.15
Other borrowings	8,381	148	7.06	12,271	209	6.81
Junior subordinated notes	10,315	277	10.74	10,315	277	10.74
Total interest-bearing liabilities	1,027,404	2,766	1.08	988,926	2,949	1.19
Non-interest-bearing demand deposit accounts	134,892			133,019
Other non-interest-bearing liabilities	5,882			8,164
Total liabilities	1,168,178			1,130,109
Stockholders’ equity	114,053			104,025
Total liabilities and stockholders’ equity	$1,282,231			$1,234,134
Net interest income		$10,799			$10,193
Interest rate spread			3.35%			3.28%
Net interest-earning assets	$198,764			$188,391
Net interest margin			3.52%			3.46%
Average interest-earning assets to average interest-bearing liabilities	119.35%			119.05%
Return on average assets	1.09			1.02
Return on average equity	12.29			12.05
Average equity to average assets	8.89			8.43
Non-interest expense to average assets	2.42			2.43

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the six months ended June 30, 2014 and 2013. The average balances are derived from average daily balances.

	For the Six Months Ended June 30,
	2014			2013
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$636,491	$15,199	4.78%	$627,378	$15,848	5.05%
Commercial and industrial loans(1)	310,938	9,000	5.79	257,487	8,193	6.36
Direct financing leases(1)	26,760	614	4.59	14,777	375	5.08
Consumer and other loans(1)	17,064	313	3.67	16,770	320	3.82
Total loans and leases receivable(1)	991,253	25,126	5.07	916,412	24,736	5.40
Mortgage-related securities(2)	153,788	1,491	1.94	164,545	1,386	1.68
Other investment securities(3)	29,711	230	1.55	34,606	231	1.34
FHLB stock	1,344	2	0.30	1,436	2	0.24
Short-term investments	40,671	117	0.58	50,947	106	0.42
Total interest-earning assets	1,216,767	26,966	4.43	1,167,946	26,461	4.53
Non-interest-earning assets	56,878			58,381
Total assets	$1,273,645			$1,226,327
Interest-bearing liabilities
Transaction accounts	$79,313	90	0.23	$54,825	55	0.20
Money market	456,206	1,157	0.51	450,281	1,255	0.56
Certificates of deposit	49,119	236	0.96	64,563	331	1.03
Brokered certificates of deposit	404,728	3,023	1.49	370,429	3,411	1.84
Total interest-bearing deposits	989,366	4,506	0.91	940,098	5,052	1.07
FHLB advances	6,282	5	0.16	13,046	12	0.19
Other borrowings	8,513	305	7.17	12,160	424	6.97
Junior subordinated notes	10,315	551	10.68	10,315	551	10.70
Total interest-bearing liabilities	1,014,476	5,367	1.06	975,619	6,039	1.24
Non-interest-bearing demand deposit accounts	139,397			138,230
Other non-interest-bearing liabilities	7,150			9,780
Total liabilities	1,161,023			1,123,629
Stockholders’ equity	112,622			102,698
Total liabilities and stockholders’ equity	$1,273,645			$1,226,327
Net interest income		$21,599			$20,422
Interest rate spread			3.37%			3.29%
Net interest-earning assets	$202,291			$192,327
Net interest margin			3.55%			3.50%
Average interest-earning assets to average interest-bearing liabilities	119.94%			119.71%
Return on average assets	1.07			1.04
Return on average equity	12.15			12.42
Average equity to average assets	8.84			8.37
Non-interest expense to average assets	2.45			2.39

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Comparison of Net Interest Income for the Three Months Ended June 30, 2014 and 2013
Net interest income increased $606,000, or 5.9%, during the three months ended June 30, 2014 compared to the same period in 2013. The increase in net interest income was primarily attributable to favorable volume-related variances due to growth in the loans and leases portfolio and favorable rate variances on the cost of funds for the interest-bearing liabilities, partially offset by unfavorable rate variances on the loans and the leases portfolio.
The yield on average earning assets for the three months ended June 30, 2014 was 4.43% compared to 4.47% for the three months ended June 30, 2013. The decline in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.04% for the three months ended June 30, 2014 compared to 5.28% for the three months ended June 30, 2013. A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity they were renewed at current market rates, which were generally lower than the original rate of the loan and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio declined. The marketplace for commercial and industrial loans also continues to be subject to competitive pressures, contributing to the decline in yield on this portfolio. Irregular prepayment activity and the associated fees collected in lieu of interest partially offset the decline in yields. Growth within the overall loan and lease portfolio more than offset the decline in interest income caused by declining yields on the loan and lease portfolio.
The overall weighted average rate paid on interest-bearing liabilities was 1.08% for the three months ended June 30, 2014, a decrease of 11 basis points from 1.19% for the three months ended June 30, 2013. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decreasing rate paid on our interest-bearing deposits, specifically brokered certificates of deposit.
The weighted average rate paid on our interest-bearing deposits was 0.94% for the three months ended June 30, 2014, a decrease of 10 basis points from 1.04% for the three months ended June 30, 2013. The continued low interest rate environment has allowed us to decrease the overall rate paid on our in-market deposits. We have been successful in attracting in-market deposit relationships, specifically interest-bearing transaction accounts. Further, the weighted average rate paid on our interest-bearing deposits was reduced by the replacement of maturing brokered certificates of deposit at lower current rates. The ongoing low rate environment combined with the maturity structure of our brokered certificates of deposit continued to provide us the opportunity to manage our liability structure in both maturity terms and rate to deliver an enhanced net interest margin for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Net interest margin increased six basis points to 3.52% for the three months ended June 30, 2014 compared to 3.46% for the three months ended June 30, 2013. Changing the mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately seven basis points. In addition, repaying a portion of our third party subordinated debt, as discussed below, positively affected our net interest margin by approximately three basis points. These positive items were offset by an unfavorable impact of five basis points in net interest margin due to the interest rates associated with the new loans and leases yielding less than the average yield on the existing portfolio.
Comparison of Net Interest Income for the Six Months Ended June 30, 2014 and 2013
Net interest income increased by $1.2 million, or 5.8%, during the six months ended June 30, 2014 compared to the same period in 2013. The increase in net interest income during the six-month period was primarily attributable to favorable rate variances from lower cost brokered certificates of deposit and lower cost money market deposits, favorable volume-related variances due to the paydown of other borrowings, and an overall favorable variance affiliated with a modest increase in interest income on the loan and lease portfolio. The yield on average earning assets for the six months ended June 30, 2014 was 4.43% compared to 4.53% for the six months ended June 30, 2013. The decline in the yield on average earning assets was driven by the overall decline in the yield on the loan and lease portfolio, which declined 33 basis points to 5.07% for the six months ended June 30, 2014 from 5.40% for the six months ended June 30, 2013. The reasons for the decline in the yield earned on the loan and lease portfolio are consistent with explanations provided for the second quarter results discussed above.
The overall weighted average rate paid on interest-bearing liabilities was 1.06% for the six months ended June 30, 2014, a decrease of 18 basis points from 1.24% for the six months ended June 30, 2013. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of certain maturing certificates of deposit, principally brokered certificates of deposit, at lower current market rates, lower rates paid on our money market accounts and favorable volume-related variances due to paydown of other borrowings, as discussed below. The continued low rate environment combined with the maturity structure of our brokered certificates of deposit provided us the opportunity to be able to manage our liability structure in both maturity terms and rate to deliver an enhanced net interest margin for the first six months of 2014 relative to 2013. During January 2014, we paid down our third party subordinated debt by $4.0 million. This payment caused the average balance of other borrowings to decline by $3.6 million, or 30.0%, to $8.5 million for the six months ended June 30, 2014 from $12.2 million for the six months ended June 30, 2013.
Net interest margin increased approximately five basis points to 3.55% for the six months ended June 30, 2014 compared to 3.50% for the six months ended June 30, 2013. Reducing our overall cost of funds by way of changing the mix of our deposit base positively affected our net interest margin by approximately 12 basis points. In addition, repaying a portion of our third party subordinated debt positively affected our net interest margin by approximately three basis points. These positive items were partially offset by an 11 basis point reduction in net interest margin due to the net decline of interest income on our loan and lease portfolio among other factors.
Provision for Loan and Lease Losses
We recorded a negative provision of $91,000 and an expense of $54,000 for the three months ended June 30, 2014 and 2013, respectively. The provision for loan and lease losses totaled $89,000 and $134,000 for the six months ended June 30, 2014 and 2013, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the three and six months ended June 30, 2014 and 2013, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Components of the provision for loan and lease losses:
Net additions of specific reserves on impaired loans	$99	$(77)	$205	$(61)
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	(496)	(569)	(502)	(619)
Charge-offs in excess of specific reserves	—	34	—	45
Recoveries	(6)	(288)	(26)	(326)
Change in inherent risk of the loan and lease portfolio	312	954	412	1,095
Total provision for loan and lease losses	$(91)	$54	$89	$134

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

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended June 30, 2014 and 2013
Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, increase in cash surrender value of bank-owned life insurance, and loan fees, increased $184,000, or 8.5%, to $2.4 million for the three months ended June 30, 2014 from $2.2 million for the three months ended June 30, 2013. The increase was primarily due to increased fees earned for trust and investment services.
Trust and investment services fee income increased by $140,000, or 14.4%, to $1.1 million for the three months ended June 30, 2014 from $970,000 for the three months ended June 30, 2013. Trust and investment services fee income is primarily driven by the amount of assets under management and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets.
At June 30, 2014, we had $703.6 million of trust assets under management compared to $763.9 million at December 31, 2013 and $676.9 million at June 30, 2013. Assets under administration were $186.0 million at June 30, 2014 compared to $195.1 million at December 31, 2013 and $175.9 million at June 30, 2013. In accordance with our operating philosophy, we focus on obtaining and managing larger-than-average client relationships. Our assets under management and administration can be influenced by the addition or loss of a client relationship. The decline in assets under management at June 30, 2014 relative to December 31, 2013 was primarily due to the mutual agreement between us and a client to discontinue providing trust services to a group sponsored investment program. While the assets within the relationship were significant, the fees for services were not. Therefore, the impact to revenue this period was not material nor is it expected to be in future periods.
Comparison of Non-Interest Income for the Six Months Ended June 30, 2014 and 2013
Non-interest income increased $552,000, or 13.4%, to $4.7 million for the six months ended June 30, 2014 from $4.1 million for the six months ended June 30, 2013. The increase was primarily due to an increase in trust and investment services fee income. Trust and investment services fee income increased by $381,000, or 21.2%, to $2.2 million for the six months ended June 30, 2014 from $1.8 million for the six months ended June 30, 2013. Consistent with the second quarter results discussed above, trust and investment services fee income was primarily driven by the amount of assets under management as market values continue to improve. Assets under management can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets, which will therefore influence the level of fee income recognized.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended June 30, 2014 and 2013
Non-interest expense increased by $259,000, or 3.5%, to $7.7 million for the three months ended June 30, 2014 from $7.5 million for the comparable period of 2013. The increase in non-interest expense was primarily caused by an increase in compensation expense and professional fees expense, partially offset by a decline in other non-interest expense.
Compensation expense increased by $234,000, or 5.2%, to $4.7 million for the three months ended June 30, 2014 from $4.5 million for the three months ended June 30, 2013. The increase was due to increased salary expense resulting from annual merit increases and employee benefit costs on a larger base of employees. The number of full-time equivalent employees increased 5.6% to 151 at June 30, 2014 from 143 at June 30, 2013.
Professional fees expense increased by $461,000, or 106.2%, to $895,000 for the three months ended June 30, 2014 from $434,000 for the three months ended June 30, 2013. The increase was primarily related to costs incurred in connection with the agreement to acquire Aslin Group. Through June 30, 2014, total merger-related costs totaled $320,000.
Other non-interest expense decreased by $379,000, or 37.8%, to $624,000 for the three months ended June 30, 2014 from $1.0 million for the three months ended June 30, 2013. The decrease was primarily the result of a non-recurring second quarter 2013 adjustment posted to the overall carrying value of our investment in one of our limited partnerships to reflect the proper allocation of certain of the partnership’s returns to the general partner after the fund attained certain preferred rates of return.

Comparison of Non-Interest Expense for the Six Months Ended June 30, 2014 and 2013
Non-interest expense increased by $932,000, or 6.4%, to $15.6 million for the six months ended June 30, 2014 from $14.7 million for the comparable period of 2013. The increase in non-interest expense was primarily caused by an increase in compensation expense and professional fees, partially offset by a decrease in other non-interest expenses.
Compensation expense increased by $565,000, or 6.1%, to $9.8 million for the six months ended June 30, 2014 from $9.2 million for the six months ended June 30, 2013. The increase was due to increased salary expense due to an increased employee base.
Professional fees increased by $521,000, or 51.8%, to $1.5 million for the six months ended June 30, 2014 from $1.0 million for the six months ended June 30, 2013. Similar to the quarterly results discussion above, the increase was primarily related to costs incurred in connection with the agreement to acquire Aslin Group. Through June 30, 2014, total merger related costs totaled $320,000.
Other non-interest expense decreased by $346,000, or 22.1%, to $1.2 million for the six months ended June 30, 2014 as compared to $1.6 million for the six months ended June 30, 2013. The decrease was primarily the result of a non-recurring second quarter 2013 adjustment posted to the overall carrying value of our investment in one of our limited partnerships to reflect the proper allocation of certain of the partnership’s returns to the general partner after the fund attained certain preferred rates of return.
Income Taxes
Income tax expense was $3.7 million for the six months ended June 30, 2014, with an effective tax rate of 35.4%, compared to income tax expense of $3.4 million for the six months ended June 30, 2013, with an effective tax rate of 34.6%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Six Months Ended June 30,
	2014	2013
Statutory federal tax rate	34.4%	34.4%
State taxes, net of federal benefit	4.7	4.6
FIN 48 expense, net of federal benefit	—	—
Bank owned life insurance	(1.4)	(1.5)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.4)	(3.4)
Non-deductible transaction costs	0.7	—
Discrete items	—	0.1
Other	0.4	0.4
	35.4%	34.6%
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

Financial Condition
General. Our total assets increased by $37.8 million, or 3.0%, to $1.307 billion as of June 30, 2014 compared to $1.269 billion at December 31, 2013. The increase was primarily driven by growth of approximately $26.7 million, or 2.8%, in our loan and lease portfolio to $993.7 million as of June 30, 2014 compared to $967.1 million at December 31, 2013.
Short-term investments. Short-term investments decreased by $10.9 million to $57.1 million at June 30, 2014 from $68.1 million at December 31, 2013. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”). We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. As of June 30, 2014, our total investment in commercial paper, which is also considered a short-term investment, was $14.3 million as compared to $11.0 million at December 31, 2013. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are usually sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. The decline in total short-term investments is primarily due to the decline of our balances maintained on deposit at the FRB. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale decreased by $36.5 million to $143.6 million at June 30, 2014 compared to $180.1 million at December 31, 2013. During the six months ended June 30, 2014, we recognized unrealized holding gains of $2.1 million before income taxes through other comprehensive income. The decrease in the securities available-for-sale was primarily due to the transfer of approximately $43.7 million of certain U.S. agency obligations, collateralized mortgage obligations and municipal obligations from the available-for-sale portfolio to the held-to-maturity portfolio. This transfer was completed to assist with general interest rate risk management and provides some flexibility in enhancing yield on the investment portfolio without taking on additional economic risk that may negatively affect our overall equity position. As of the transfer date, the unrealized holding loss was approximately $874,000. This unrealized loss will continue to be reported as a separate component of stockholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield which results in no impact to the income statement. The securities identified primarily consisted of securities with greater price risk in rising interest rate environments. As of June 30, 2014, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average maturity of 3.9 years. Generally, our investment philosophy remains unchanged from our statements made in our most recent Annual Report on Form 10-K. However, we will now consider purchases of securities with longer durations for held-to-maturity designation, when appropriate.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2014. There were no sales of securities during the three and six months ended June 30, 2014 and 2013.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $26.7 million, or 2.8%, to $993.7 million at June 30, 2014 from $967.1 million at December 31, 2013 with the majority of the growth exhibited in our commercial and industrial portfolio, specifically in our asset-based lending specialty finance area. We continue to have a concentration in commercial real estate, as commercial real estate loans represent approximately 63% of our total loans as of June 30, 2014. Over the past five years there has been a generally declining trend in this concentration level as we continue to direct our efforts toward growing our commercial and industrial portfolio. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Our commercial and industrial portfolio increased $32.3 million, or 11.0%, to $325.9 million at June 30, 2014 from $293.6 million at December 31, 2013. This increase was partially offset by a $7.7 million, or 1.2%, decline in our commercial real estate portfolio to $637.4 million at June 30, 2014 from $645.1 million at December 31, 2013. We believe the overall increase in loan demand reflects increased confidence within our marketplace. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.39% at June 30, 2014, a decline of three basis points from 1.42% as of December 31, 2013. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.41% at June 30, 2014 compared to 1.61% at December 31, 2013. Non-performing loans decreased $1.7 million, or 10.6%, to $14.2 million at June 30, 2014 compared to $15.9 million at December 31, 2013. We have generally experienced improvement in our various asset quality ratios over the last several quarters. Primarily due to the further improvement in our asset quality ratios and modification of certain of our subjective factors in determining the general reserve portion of the allowance for loan and lease losses, the level of our allowance for loan and lease losses declined from December 31, 2013. Please refer to Asset Quality for additional information.
Deposits. As of June 30, 2014, deposits increased by $36.8 million to $1.167 billion from $1.130 billion at December 31, 2013. The increase in deposits was primarily due to an increase in brokered certificates of deposit, which increased by $43.8 million to $437.3 million at June 30, 2014 from $393.5 million at December 31, 2013, partially offset by a decline in the level of in-market deposits of $6.9 million at June 30, 2014 from $736.3 million at December 31, 2013. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of in-market deposit gathering efforts based on the number of and the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $724.0 million, or 64.1%, were considered in-market deposits for the six months ended June 30, 2014. This compares to in-market deposits of $707.9 million, or 65.6%, for the year-to-date average at June 30, 2013.
The Banks’ liquidity policies limit the amount of brokered certificates of deposit to 75% of total deposits, with an operating goal of 50% or less of brokered certificates of deposit to total deposits. As of June 30, 2014, the ratio of brokered certificates of deposits to total deposits was 37.5%. We will continue to use brokered deposits in specific maturity periods needed to effectively mitigate interest rate risk measured through our asset/liability management process and support asset growth initiatives while taking into consideration our operating goals and desired level of usage of brokered certificates of deposit. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of brokered certificates of deposit.
FHLB Advances and Other Borrowings. As of June 30, 2014, FHLB advances and other borrowings decreased by $4.0 million, or 33.5%, to $7.9 million from $11.9 million at December 31, 2013. The primary reason for the decrease in other borrowings was due to a $4.0 million paydown of third party subordinated debt in the first quarter of 2014.

Asset Quality
Non-performing Assets. Our total impaired assets consisted of the following at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$514	$339
Commercial real estate - non-owner occupied	277	283
Construction and land development	5,232	5,422
Multi-family	24	31
1-4 family	376	521
Total non-accrual commercial real estate	6,423	6,596
Commercial and industrial	6,632	8,011
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	348	453
Other	777	795
Total non-accrual consumer and other loans	1,125	1,248
Total non-accrual loans and leases	14,180	15,855
Foreclosed properties, net	329	333
Total non-performing assets	14,509	16,188
Performing troubled debt restructurings	602	371
Total impaired assets	$15,111	$16,559

Total non-accrual loans and leases to gross loans and leases	1.41%	1.61%
Total non-performing assets to total loans and leases plus other real estate owned	1.44	1.65
Total non-performing assets to total assets	1.11	1.28
Allowance for loan and lease losses to gross loans and leases	1.39	1.42
Allowance for loan and lease losses to non-accrual loans and leases	98.84	87.68

As of June 30, 2014 and December 31, 2013, $7.7 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively.
A summary of our non-accrual loan and lease activity from December 31, 2013 through June 30, 2014 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$15,855
Loans and leases transferred to non-accrual status	534
Non-accrual loans and leases returned to accrual status	(228)
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	—
Cash received and applied to principal of non-accrual loans and leases	(1,981)
Non-accrual loans and leases as of the end of the period	$14,180

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of June 30, 2014, non-performing assets as a percentage of total assets declined to 1.11% from 1.28% at December 31, 2013. This is primarily due to cash collections on previously identified impaired loans and credits returning to performing status, partially offset by the identification of a new impaired loan. Total non-performing assets to total loans and leases and foreclosed properties as of June 30, 2014 and December 31, 2013 were 1.44% and 1.65%, respectively. We believe the decline in this ratio provides insight as to our success in working problem assets through the entire process and mitigating further losses.

We also monitor early stage delinquencies to assist in the identification of potential future problems. As of June 30, 2014, the payment performance did not point to any new areas of concern, as approximately 99% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 6 - Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of our unaudited Consolidated Financial Statements. We are seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current level of non-accrual loans, any improvement in reducing this balance further will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances; however, we may experience some volatility in this trend from time to time.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2014	2013	2013
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$7,290	$10,115	$8,200
Impaired loans and leases with impairment reserves required	7,492	2,202	8,026
Total impaired loans and leases	14,782	12,317	16,226
Less:
Impairment reserve (included in allowance for loan and lease losses)	606	843	402
Net impaired loans and leases	$14,176	$11,474	$15,824
Average impaired loans and leases	$15,285	$13,427	$12,084
Foregone interest income attributable to impaired loans and leases	$443	$509	$887
Less: Interest income recognized on impaired loans and leases	310	204	221
Net foregone interest income on impaired loans and leases	$133	$305	$666

Nonperforming assets also include foreclosed properties. A summary of our current period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2013	$333
Loans transferred to foreclosed properties	—
Payments to priority lien holders of foreclosed properties	—
Proceeds from sale of foreclosed properties	—
Net gain on sale of foreclosed properties	—
Impairment valuation	(4)
Foreclosed properties as of March 31, 2014	$329

Allowance for loan and lease losses. The allowance for loan and lease losses as a percentage of gross loans and leases was 1.39% as of June 30, 2014 and 1.42% as of December 31, 2013. Consistent with the continued improved asset quality trends, management has determined a lower level of required reserves for probable loans and lease losses was warranted. During the six months ended June 30, 2014, we recorded net recoveries on impaired loans and leases of approximately $25,000, comprised of no charge-offs and $25,000 of recoveries. During the six months ended June 30, 2013, we recorded net charge-offs on impaired loans and leases of approximately $332,000, comprised of $658,000 of charge-offs and $326,000 of recoveries.
Based upon our observations in our primary market areas, generally commercial real estate values have stabilized, which significantly reduced our level of required charge-offs, as collateral dependent loans are reflected at their net realizable values. Nevertheless, we may continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $14.0 million, or 1.39% of total loans and leases, was appropriate as of June 30, 2014. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and leases losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of June 30, 2014 and December 31, 2013, our allowance for loan and lease losses to total non-accrual loans and leases was 98.84% and 87.68%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are reasonably certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. As part of the underwriting process, as well as our ongoing credit management efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality continues to improve, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2014.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Allowance at beginning of period	$14,101	$15,507	$13,901	$15,400
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	(599)	—	(599)
Construction and land development	—	(8)	—	(8)
Multi-family	—	—	—	—
1-4 family	—	(26)	—	(34)
Commercial and industrial	—	(14)	—	(14)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	—	—	—
Other	—	—	—	(4)
Total charge-offs	—	(647)	—	(659)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	—	8	—
Commercial real estate — non-owner occupied	—	31	4	60
Construction and land development	—	253	—	254
Multi-family	—	—	—	—
1-4 family	2	2	5	5
Commercial and industrial	1	—	1	1
Direct financing leases	—	—	—	5
Consumer and other
Home equity and second mortgages	2	1	7	2
Other	—	—	—	—
Total recoveries	5	287	25	327
Net recoveries (charge-offs)	5	(359)	25	(332)
Provision for loan and lease losses	(91)	54	89	134
Allowance at end of period	$14,015	$15,202	$14,015	$15,202
Annualized net recoveries (charge-offs) as a % of average gross loans and leases	—%	(0.15)%	0.01%	(0.07)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2014 were the interest payments due on subordinated and junior subordinated notes. In April 2014, FBB declared a dividend in the amount of $2.0 million bringing year-to-date dividend declarations to $4.0 million through June 30, 2014. During the year ended December 31, 2013, FBB declared and paid dividends totaling $8.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale at fair value and our unencumbered pledged loans. As of June 30, 2014 and December 31, 2013, our immediate on-balance-sheet liquidity was $293.7 million and $272.6 million, respectively. At June 30, 2014 and December 31, 2013, the Banks had $36.9 million and $53.0 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $437.3 million of outstanding brokered deposits at June 30, 2014, compared to $393.5 million of brokered deposits as of December 31, 2013, which represented 37.5% and 34.8%, respectively, of the ending balance of total deposits. We are committed to our continued efforts to raise in-market deposits. However, when appropriate, we will use brokered certificates of deposits to fund fixed rate loans while maintaining an acceptable level of brokered deposits to total deposits. Brokered certificates of deposit are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate brokered deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use brokered deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of June 30, 2014 and December 31, 2013.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the six-month period ended June 30, 2014. In the event there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2014, the available liquidity was in excess of the stated minimum and was equal to approximately 35 months of maturities. As on-balance-sheet liquidity is utilized to fund growth, asset quality continues to improve and the ratio of in-market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of brokered certificates of deposits in the event of a disruption in the brokered market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
We expect to complete a subordinated debt offering prior to the closing of the merger with Aslin Group to fund the cash portion of the merger consideration to be paid to Aslin Group stockholders in the transaction.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of June 30, 2014, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2014 has not changed materially since December 31, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2013, the following additional risk factors have been identified in connection with the merger of Aslin Group that may impact the financial condition or results of operations of the Corporation.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on our ability to successfully combine Aslin Group’s organization into our own. If we are not able to achieve this objective, the anticipated benefits of the merger may not be realized fully or at all or may take longer than expected to be realized.
We and Aslin Group have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of Aslin Group or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Aslin Group could choose to discontinue their relationships with the combined company post-merger because they prefer doing business with Aslin Group or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on us and/or Aslin Group during the pre-merger period and for an undetermined period of time after the completion of the merger.
Our results of operations after the merger may be affected by factors different from those currently affecting our results of operations.
Our business and that of Aslin Group differ in certain respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common stock may be affected by factors different from those currently affecting our independent results of operations.
Further, the merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on the combined company following the merger. Before the merger may be completed, approvals must be obtained from the Board of Governors of the Federal Reserve System and the Office of the State Bank Commissioner of Kansas. These governmental entities may impose conditions on the granting of such approvals and consents. Although we do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger. In addition, we and Aslin Group have each agreed to take certain actions prior to the closing of the merger. Such actions may entail costs and may adversely affect us, Aslin Group, or the combined company following the merger.
The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which could materially and adversely affect our business, financial condition and results of operations.
The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of the Aslin Group stockholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law, the merger will not be completed. In addition, we and Aslin Group may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by Aslin Group stockholders. If we and Aslin Group do not complete the merger, the trading price of our common stock may decline to the extent that the current price reflects a market assumption that the merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect our business, financial condition and results of operations.
The combined company expects to incur substantial expenses related to the merger.
The combined company expects to incur substantial expenses in connection with completing the merger. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. As a result of these expenses, both we and Aslin Group expect to take charges against our respective earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at the present time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$—	—	$—
May 1, 2014 - May 31, 2014	398	$41.30	—	$—
June 1, 2014 - June 30, 2014	1,177	$48.60	—	$—
Total	1,575	$46.76	—	$—

(1)
The shares in this column represent (i) the 587 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares; and (ii) 988 shares used to exercise stock options as part of a cashless exercise.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

2.1
Agreement and Plan of Merger Between Aslin Group, Inc., AGI Acquisition Corp., and First Business Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 23, 2014)

2.2
Voting Agreement by and among First Business Financial Services, Inc., and the persons and entities listed on Schedule I therein (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 23, 2014)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
August 1, 2014	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

August 1, 2014	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

2.1
Agreement and Plan of Merger Between Aslin Group, Inc., AGI Acquisition Corp., and First Business Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 23, 2014)

2.2
Voting Agreement by and among First Business Financial Services, Inc., and the persons and entities listed on Schedule I therein (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 23, 2014)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.