Form 10-Q
period 2014-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2014-11-03
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 23, 2014 was 3,973,179 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$13,905	$13,219
Short-term investments	160,593	68,067
Cash and cash equivalents	174,498	81,286
Securities available-for-sale, at fair value	142,427	180,118
Securities held-to-maturity, at amortized cost	42,522	—
Loans and leases receivable, net of allowance for loan and lease losses of $13,930 and $13,901, respectively	1,027,886	967,050
Leasehold improvements and equipment, net	1,198	1,155
Foreclosed properties	106	333
Cash surrender value of bank-owned life insurance	23,772	23,142
Investment in Federal Home Loan Bank stock, at cost	1,349	1,255
Accrued interest receivable and other assets	13,809	14,316
Total assets	$1,427,567	$1,268,655
Liabilities and Stockholders’ Equity
Deposits	$1,269,200	$1,129,855
Federal Home Loan Bank and other borrowings	22,936	11,936
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	6,924	7,274
Total liabilities	1,309,375	1,159,380
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,131,470 and 4,106,084 shares issued, 3,959,115 and 3,943,997 shares outstanding at September 30, 2014 and December 31, 2013, respectively	41	41
Additional paid-in capital	56,894	56,002
Retained earnings	65,053	57,143
Accumulated other comprehensive income (loss)	233	(342)
Treasury stock, 172,355 and 162,087 shares at September 30, 2014 and December 31, 2013, respectively, at cost	(4,029)	(3,569)
Total stockholders’ equity	118,192	109,275
Total liabilities and stockholders’ equity	$1,427,567	$1,268,655

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$12,968	$12,669	$38,094	$37,405
Securities income	821	841	2,543	2,460
Short-term investments	82	76	201	182
Total interest income	13,871	13,586	40,838	40,047
Interest expense:
Deposits	2,405	2,398	6,911	7,450
Notes payable and other borrowings	251	209	561	645
Junior subordinated notes	280	280	831	831
Total interest expense	2,936	2,887	8,303	8,926
Net interest income	10,935	10,699	32,535	31,121
Provision for loan and lease losses	(89)	109	—	243
Net interest income after provision for loan and lease losses	11,024	10,590	32,535	30,878
Non-interest income:
Trust and investment services fee income	1,137	976	3,315	2,773
Service charges on deposits	620	549	1,787	1,576
Loan fees	386	296	1,156	986
Increase in cash surrender value of bank-owned life insurance	215	215	630	634
Other	101	88	250	282
Total non-interest income	2,459	2,124	7,138	6,251
Non-interest expense:
Compensation	5,193	4,586	14,991	13,819
Occupancy	324	314	963	954
Professional fees	674	500	2,201	1,506
Data processing	389	349	1,227	1,153
Marketing	409	344	1,120	981
Equipment	145	127	400	401
FDIC insurance	179	169	542	567
Collateral liquidation costs	32	108	276	167
Net (gain) loss on foreclosed properties	(9)	(48)	(5)	1
Other	711	698	1,933	2,266
Total non-interest expense	8,047	7,147	23,648	21,815
Income before income tax expense	5,436	5,567	16,025	15,314
Income tax expense	1,883	1,958	5,630	5,328
Net income	$3,553	$3,609	$10,395	$9,986
Earnings per common share:
Basic	$0.90	$0.92	$2.63	$2.55
Diluted	0.89	0.91	2.62	2.54
Dividends declared per share	0.21	0.14	0.63	0.42

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)

Net income	$3,553	$3,609	$10,395	$9,986
Other comprehensive (loss) income, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(431)	(477)	1,711	(3,488)
Securities held-to-maturity:
Unrealized losses transferred to held-to-maturity	—	—	(874)	—
Amortization of net unrealized losses transferred during the period	75	—	100	—
Income tax benefit (expense)	137	185	(362)	1,334
Comprehensive income	$3,334	$3,317	$10,970	$7,832

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	9,986	—	—	9,986
Other comprehensive income	—	—	—	—	(2,154)	—	(2,154)
Exercise of stock options	51,700	1	1,137	—	—	—	1,138
Share-based compensation - restricted shares	25,030	—	464	—	—	—	464
Share-based compensation - tax benefits	—	—	123	—	—	—	123
Cash dividends ($0.42 per share)	—	—	—	(1,649)	—	—	(1,649)
Treasury stock purchased	(54,974)	—	—	—	—	(1,348)	(1,348)
Balance at September 30, 2013	3,938,423	$41	$55,228	$53,936	$29	$(3,135)	$106,099

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2013	3,943,997	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	10,395	—	—	10,395
Other comprehensive income	—	—	—	—	575	—	575
Exercise of stock options	2,000	—	48	—	—	—	48
Share-based compensation - restricted shares	23,386	—	618	—	—	—	618
Share-based compensation - tax benefits	—	—	226	—	—	—	226
Cash dividends ($0.63 per share)	—	—	—	(2,485)	—	—	(2,485)
Treasury stock purchased	(10,268)	—	—	—	—	(460)	(460)
Balance at September 30, 2014	3,959,115	$41	$56,894	$65,053	$233	$(4,029)	$118,192

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Operating activities
Net income	$10,395	$9,986
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	283	552
Provision for loan and lease losses	—	243
Depreciation, amortization and accretion, net	1,324	1,858
Share-based compensation	618	464
Increase in cash surrender value of bank-owned life insurance	(630)	(634)
Net (gain) loss on foreclosed properties, including impairment valuation	(5)	1
Excess tax benefit from share-based compensation	(226)	(123)
(Increase) decrease in accrued interest receivable and other assets	(396)	2,465
Decrease in accrued interest payable and other liabilities	(124)	(3,489)
Net cash provided by operating activities	11,239	11,323
Investing activities
Proceeds from maturities of available-for-sale securities	34,185	52,266
Proceeds from maturities of held-to-maturity securities	1,231	—
Purchases of available-for-sale securities	(40,310)	(42,956)
Proceeds from sale of foreclosed properties	232	1,573
Net increase in loans and leases	(60,836)	(45,438)
Investment in limited partnerships	(500)	(500)
Distributions from limited partnerships	676	672
Investment in FHLB Stock	(467)	(1,185)
Proceeds from sale of FHLB Stock	373	1,074
Purchases of leasehold improvements and equipment, net	(285)	(450)
Net cash used in investing activities	(65,701)	(34,944)
Financing activities
Net increase in deposits	139,345	36,077
Repayment of FHLB advances	—	(469)
Proceeds from issuance of subordinated notes payable	15,000	—
Repayment of subordinated notes payable	(4,000)	—
Excess tax benefit from share-based compensation	226	123
Cash dividends paid	(2,485)	(1,371)
Exercise of stock options	48	1,137
Purchase of treasury stock	(460)	(1,348)
Net cash provided by financing activities	147,674	34,149
Net increase in cash and cash equivalents	93,212	10,528
Cash and cash equivalents at the beginning of the period	81,286	85,586
Cash and cash equivalents at the end of the period	$174,498	$96,114
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$7,575	$8,854
Income taxes paid	5,128	5,775
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	44,587	—
Unrealized loss on transfer from available-for-sale to held-to-maturity	(874)	—
Transfer to foreclosed properties	—	595

See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”) and its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB and FBB – Milwaukee are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”) and FBB Real Estate, LLC (“FBBRE”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2014. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2013 except as described further below in this Note 1.
Recent Accounting Pronouncements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The ASU is effective for interim and annual periods beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operation.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operation.

Note 2 — Business Combinations

Effective November 1, 2014, the Corporation completed its acquisition of Aslin Group, Inc. (“Aslin Group”), including Alterra Bank, Aslin Group’s wholly-owned subsidiary (“Alterra”). On May 22, 2014, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aslin Group and AGI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Corporation (the “Merger Sub”). Under the terms of the Merger Agreement, the Merger Sub merged with and into Aslin Group (the “Merger”), with Aslin Group continuing as the surviving corporation of the Merger, and each outstanding share of common stock of Aslin Group (other than shares held in the treasury of Aslin Group, owned by the Corporation or any subsidiary of the Corporation, or subject to validly exercised appraisal rights) ceased to be outstanding and were converted into the right to receive a combination of shares of common stock of the Corporation and cash, as described in more detail below. Immediately following the Merger, Aslin Group merged with and into the Corporation in a second merger, with the Corporation continuing as the surviving corporation. As a result of the mergers, Alterra Bank has become a wholly-owned subsidiary of the Corporation. The separate corporate existence of Aslin Group ceased as of the effective time of the second merger. The acquisition of Aslin Group is not considered a significant business combination, as defined in accordance with Regulation S-X, and, accordingly, pro-forma financial information is not required.

The cash-and-stock transaction was valued at $30.1 million. Under the terms of the definitive agreement, each outstanding share of common stock of Aslin Group was converted into the right to receive merger consideration valued at $14,435.59, payable in $6,496.02 of cash and $7,939.57 of the Corporation’s common stock. The number of the Corporation’s common shares issued was calculated based on the Corporation’s 10-day volume-weighted average stock price (“VWAP”) as of the market close on the third business day prior to the effective date of the transaction. Based upon the VWAP of $45.9825, 360,081 shares will be issued to the Aslin Group shareholders. The cash portion of the consideration will be paid to Aslin Group shareholders with a portion of the proceeds received from $15.0 million of subordinated notes issued by the Corporation on August 26, 2014 upon entering into Subordinated Note Purchase Agreements with three accredited investors.

For the nine-months ended September 30, 2014, the Corporation incurred $424,000 in non-recurring transaction costs related to the merger with Aslin Group. These costs primarily consist of facilitative professional service fees incurred to complete the merger transaction.

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
For the three-month periods ended September 30, 2014 and 2013, there were no average anti-dilutive employee share-based awards. For the nine-month periods ended September 30, 2014 and 2013, average anti-dilutive employee share-based awards totaled 0 and 366, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$3,553	$3,609	$10,395	$9,986
Less: earnings allocated to participating securities	75	89	222	242
Basic earnings allocated to common shareholders	$3,478	$3,520	$10,173	$9,744

Weighted-average common shares outstanding, excluding participating securities	3,867,835	3,831,227	3,862,504	3,826,809

Basic earnings per common share	$0.90	$0.92	$2.63	$2.55

Diluted earnings per common share
Earnings allocated to common shareholders	$3,478	$3,520	$10,173	$9,744
Reallocation of undistributed earnings	—	—	1	1
Diluted earnings allocated to common shareholders	$3,478	$3,520	$10,174	$9,745

Weighted-average common shares outstanding, excluding participating securities	3,867,835	3,831,227	3,862,504	3,826,809
Dilutive effect of share-based awards	21,844	18,335	22,089	13,062
Weighted-average diluted common shares outstanding, excluding participating securities	3,889,679	3,849,562	3,884,593	3,839,871

Diluted earnings per common share	$0.89	$0.91	$2.62	$2.54

Note 4 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2014, 178,877 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.

Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or cancelled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, all Stock Options granted and not previously forfeited have vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow.
Stock Option activity for the year ended December 31, 2013 and nine months ended September 30, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	124,034	$22.43	0.75
Granted	—	—
Exercised	(69,684)	21.13
Expired	(3,350)	22.00
Forfeited	—	—
Outstanding at December 31, 2013	51,000	$24.24	0.88
Exercisable at December 31, 2013	51,000	$24.24	0.88

Outstanding as of December 31, 2013	51,000	$24.24	0.88
Granted	—	—
Exercised	(2,000)	24.00
Expired	—	—
Forfeited	—	—
Outstanding as of September 30, 2014	49,000	$24.24	0.13
Exercisable at September 30, 2014	49,000	$24.24	0.13
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

Restricted share activity for the year ended December 31, 2013 and the nine months ended September 30, 2014 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2012	94,506	$18.19
Granted	25,030	33.00
Vested	(34,827)	16.88
Forfeited	—	—
Nonvested balance as of December 31, 2013	84,709	23.10
Granted	23,386	44.34
Vested	(23,596)	23.28
Forfeited	—	—
Nonvested balance as of September 30, 2014	84,499	$28.93

As of September 30, 2014, $2.1 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over a weighted-average period of approximately three years. As of September 30, 2014, all restricted shares that vested were delivered.

For the three and nine months ended September 30, 2014 and 2013, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Share-based compensation expense	$229	$173	$618	$464

Note 5 — Securities
The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$7,250	$—	$(79)	$7,171
Asset-backed securities	1,515	—	(1)	1,514
Collateralized mortgage obligations - government issued	74,535	1,686	(336)	75,885
Collateralized mortgage obligations - government-sponsored enterprises	57,973	166	(282)	57,857
	$141,273	$1,852	$(698)	$142,427

	As of December 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$16,380	$9	$(145)	$16,244
Municipal obligations	16,207	35	(753)	15,489
Asset-backed securities	1,517	$—	(23)	1,494
Collateralized mortgage obligations - government issued	111,010	2,238	(1,279)	111,969
Collateralized mortgage obligations - government-sponsored enterprises	35,561	57	(696)	34,922
	$180,675	$2,339	$(2,896)	$180,118

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of September 30, 2014
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,487	$—	$(24)	$1,463
Municipal obligations	16,100	16	(65)	16,051
Collateralized mortgage obligations - government issued	15,145	5	(113)	15,037
Collateralized mortgage obligations - government-sponsored enterprises	9,790	—	(129)	9,661
	$42,522	$21	$(331)	$42,212

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

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale for the three and nine months ended September 30, 2014 and 2013.

At September 30, 2014 and December 31, 2013, securities with a fair value of $35.0 million and $42.3 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due in one year through five years	7,736	7,672	2,288	2,266
Due in five through ten years	59,260	59,640	13,531	13,493
Due in over ten years	74,277	75,115	26,703	26,453
	$141,273	$142,427	$42,522	$42,212

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, the Corporation held 58 and 131 available-for-sale securities that were in a loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2014, the Corporation held 24 available-for-sale securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

	As of September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$2,491	$9	$4,680	$70	$7,171	$79
Asset-backed securities	—	—	1,514	1	1,514	1
Collateralized mortgage obligations - government issued	8,041	44	11,404	292	19,445	336
Collateralized mortgage obligations - government-sponsored enterprises	34,805	132	5,275	150	40,080	282
	$45,337	$185	$22,873	$513	$68,210	$698

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$10,608	$145	$—	$—	$10,608	$145
Municipal obligations	12,001	650	981	103	12,982	753
Asset-backed securities	1,494	$23	—	—	1,494	23
Collateralized mortgage obligations - government issued	34,021	997	6,146	282	40,167	1,279
Collateralized mortgage obligations - government-sponsored enterprises	20,628	506	5,418	190	26,046	696
	$78,752	$2,321	$12,545	$575	$91,297	$2,896

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2014. At September 30, 2014, the Corporation held 74 held-to-maturity securities that were in an unrecognized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were no held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of September 30, 2014. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the nine months ended September 30, 2014.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,487	$24	$—	$—	$1,487	$24
Municipal obligations	11,795	65	—	—	11,795	65
Collateralized mortgage obligations - government issued	11,448	113	—	—	11,448	113
Collateralized mortgage obligations - government-sponsored enterprises	9,790	129	—	—	9,790	129
	$34,520	$331	$—	$—	$34,520	$331

There were no securities designated as held-to-maturity as of December 31, 2013.

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$144,017	$141,164
Commercial real estate — non-owner occupied	328,730	341,695
Construction and land development	86,150	68,708
Multi-family	70,483	62,758
1-4 family	25,208	30,786
Total commercial real estate	654,588	645,111
Commercial and industrial	336,746	293,552
Direct financing leases, net	34,474	26,065
Consumer and other
Home equity and second mortgages	4,061	5,272
Other	12,773	11,972
Total consumer and other	16,834	17,244
Total gross loans and leases receivable	1,042,642	981,972
Less:
Allowance for loan and lease losses	13,930	13,901
Deferred loan fees	826	1,021
Loans and leases receivable, net	$1,027,886	$967,050

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended September 30, 2014 and 2013 was $5.5 million and $17.0 million, respectively. For the nine months ended September 30, 2014 and 2013, $16.1 million and $29.8 million of loans were transfered to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore all of the loans transferred during the three and nine months ended September 30, 2014 and September 30, 2013 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 was $1.5 million and $498,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at September 30, 2014 and December 31, 2013 was $46.5 million and $52.1 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of September 30, 2014 and December 31, 2013, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $66.2 million and $77.2 million, respectively. As of September 30, 2014 and December 31, 2013, no loans in this participation sold portfolio were considered impaired. The Corporation does not share in the participant’s portion of the charge-offs.

In May 2013, the Corporation repurchased, from the original participating entity, a portion of one loan which was previously and appropriately accounted for as a transfer (sale) under a participation agreement. The repurchase was not a condition of the original participation agreement and was undertaken to provide the Corporation with complete discretion in the workout process of this loan. At September 30, 2014 and December 31, 2013, the carrying amount of the loan purchased with deteriorated credit quality was $1.3 million and $1.4 million, respectively. The loan is classified as a non-performing troubled debt restructuring because the Corporation cannot reasonably estimate the timing of the cash flows expected to be collected and therefore the discount will not be accreted to earnings until the carrying amount is fully paid. During the nine months ended September 30, 2014, there were no changes to the allowance for loan and lease losses relating to this loan, as it is a collateral dependent loan and was deemed to have sufficient collateral value as of September 30, 2014 to support the carrying value.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of September 30, 2014 and December 31, 2013:

	Category
As of September 30, 2014	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,039	$12,721	$12,672	$585	$144,017
Commercial real estate — non-owner occupied	291,908	15,732	20,816	274	328,730
Construction and land development	72,312	2,423	6,357	5,058	86,150
Multi-family	69,708	755	—	20	70,483
1-4 family	16,905	4,819	2,904	580	25,208
Total commercial real estate	568,872	36,450	42,749	6,517	654,588

Commercial and industrial (1)	311,274	13,195	3,497	8,780	336,746

Direct financing leases, net	32,507	1,652	315	—	34,474

Consumer and other:
Home equity and second mortgages	3,562	20	146	333	4,061
Other	12,008	2	—	763	12,773
Total consumer and other	15,570	22	146	1,096	16,834

Total gross loans and leases receivable	$928,223	$51,319	$46,707	$16,393	$1,042,642
Category as a % of total portfolio	89.03%	4.92%	4.48%	1.57%	100.00%

(1) Subsequent to September 30, 2014, $6.2 million of principal for one loan in Category IV was paid in full.

	Category
As of December 31, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,764	$11,259	$10,802	$339	$141,164
Commercial real estate — non-owner occupied	290,865	29,444	21,103	283	341,695
Construction and land development	53,493	1,972	7,754	5,489	68,708
Multi-family	57,049	5,678	—	31	62,758
1-4 family	19,197	7,611	3,312	666	30,786
Total commercial real estate	539,368	55,964	42,971	6,808	645,111

Commercial and industrial	268,109	11,688	5,712	8,043	293,552

Direct financing leases, net	23,171	2,421	473	—	26,065

Consumer and other:
Home equity and second mortgages	4,408	134	150	580	5,272
Other	11,177	—	—	795	11,972
Total consumer and other	15,585	134	150	1,375	17,244

Total gross loans and leases receivable	$846,233	$70,207	$49,306	$16,226	$981,972
Category as a % of total portfolio	86.18%	7.15%	5.02%	1.65%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $26.1 million and $22.8 million of loans and leases as Substandard as of September 30, 2014 and December 31, 2013, respectively. No loans were considered Special Mention, Doubtful or Loss as of either September 30, 2014 or December 31, 2013. The population of Substandard loans are all Category IV loans and a subset of Category III loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of September 30, 2014 and December 31, 2013 is as follows:

As of September 30, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$143,510	$143,510
Non-owner occupied	—	—	—	—	328,456	328,456
Construction and land development	—	—	—	—	81,124	81,124
Multi-family	—	—	—	—	70,463	70,463
1-4 family	—	—	—	—	24,842	24,842
Commercial and industrial	—	—	—	—	327,997	327,997
Direct financing leases, net	—	—	—	—	34,474	34,474
Consumer and other:
Home equity and second mortgages	—	—	—	—	3,929	3,929
Other	—	—	—	—	12,010	12,010
Total	—	—	—	—	1,026,805	1,026,805
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$507	$507
Non-owner occupied	—	—	219	219	55	274
Construction and land development	—	—	—	—	5,026	5,026
Multi-family	—	—	—	—	20	20
1-4 family	168	—	107	275	91	366
Commercial and industrial	—	—	6,375	6,375	2,374	8,749
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	56	—	—	56	76	132
Other	—	—	763	763	—	763
Total	224	—	7,464	7,688	8,149	15,837
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$144,017	$144,017
Non-owner occupied	—	—	219	219	328,511	328,730
Construction and land development	—	—	—	—	86,150	86,150
Multi-family	—	—	—	—	70,483	70,483
1-4 family	168	—	107	275	24,933	25,208
Commercial and industrial (1)	—	—	6,375	6,375	330,371	336,746
Direct financing leases, net	—	—	—	—	34,474	34,474
Consumer and other:
Home equity and second mortgages	56	—	—	56	4,005	4,061
Other	—	—	763	763	12,010	12,773
Total	$224	$—	$7,464	$7,688	$1,034,954	$1,042,642
Percent of portfolio	0.02%	—%	0.72%	0.74%	99.26%	100.00%

(1) Subsequent to September 30, 2014, $6.2 million of principal for one loan in the greater than 90 days past due category was paid in full.

As of December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$140,825	$140,825
Non-owner occupied	—	—	—	—	341,412	341,412
Construction and land development	—	—	—	—	63,286	63,286
Multi-family	—	—	—	—	62,727	62,727
1-4 family	—	—	—	—	30,265	30,265
Commercial and industrial	—	—	—	—	285,541	285,541
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,819	4,819
Other	—	—	—	—	11,177	11,177
Total	—	—	—	—	966,117	966,117
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$85	$339
Non-owner occupied	—	—	—	—	283	283
Construction and land development	—	—	—	—	5,422	5,422
Multi-family	—	—	—	—	31	31
1-4 family	—	180	123	303	218	521
Commercial and industrial	1,944	1,407	53	3,404	4,607	8,011
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	85	85	368	453
Other	—	—	795	795	—	795
Total	1,944	1,587	1,310	4,841	11,014	15,855
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$140,910	$141,164
Non-owner occupied	—	—	—	—	341,695	341,695
Construction and land development	—	—	—	—	68,708	68,708
Multi-family	—	—	—	—	62,758	62,758
1-4 family	—	180	123	303	30,483	30,786
Commercial and industrial	1,944	1,407	53	3,404	290,148	293,552
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	85	85	5,187	5,272
Other	—	—	795	795	11,177	11,972
Total	$1,944	$1,587	$1,310	$4,841	$977,131	$981,972
Percent of portfolio	0.20%	0.16%	0.13%	0.49%	99.51%	100.00%

The Corporation’s total impaired assets consisted of the following at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$507	$339
Commercial real estate — non-owner occupied	274	283
Construction and land development	5,026	5,422
Multi-family	20	31
1-4 family	366	521
Total non-accrual commercial real estate	6,193	6,596
Commercial and industrial	8,749	8,011
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	132	453
Other	763	795
Total non-accrual consumer and other loans	895	1,248
Total non-accrual loans and leases	15,837	15,855
Foreclosed properties, net	106	333
Total non-performing assets	15,943	16,188
Performing troubled debt restructurings	556	371
Total impaired assets	$16,499	$16,559

	September 30, 2014	December 31, 2013
Total non-accrual loans and leases to gross loans and leases	1.52%	1.61%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.53	1.65
Total non-performing assets to total assets	1.12	1.28
Allowance for loan and lease losses to gross loans and leases	1.34	1.42
Allowance for loan and lease losses to non-accrual loans and leases	87.96	87.68

As of September 30, 2014 and December 31, 2013, $7.2 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of September 30, 2014, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of September 30, 2014			As of December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	2	$624	$585	1	$110	$84
Commercial real estate — non-owner occupied	4	390	274	3	385	283
Construction and land development	3	6,060	5,058	3	6,060	5,489
Multi-family	1	184	20	1	184	31
1-4 family	9	861	579	10	911	666
Commercial and industrial	4	361	170	5	1,935	565
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	5	602	333	6	752	580
Other	1	2,077	763	1	2,076	795
Total	29	$11,159	$7,782	30	$12,413	$8,493

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of September 30, 2014 and December 31, 2013, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of September 30, 2014		As of December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$43	1	$55
Combination of extension and interest rate concession	18	6,473	17	6,498
Commercial and industrial
Extension of term	—	—	1	49
Combination of extension and interest rate concession	4	170	4	516
Consumer and other
Extension of term	1	763	2	880
Combination of extension and interest rate concession	5	333	5	495
Total	29	$7,782	30	$8,493

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the nine months ended September 30, 2014.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Nine Months Ended September 30, 2014
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$78	$78	$—	$164	$9	$79	$(70)
Non-owner occupied	224	224	—	226	8	—	8
Construction and land development	5,058	7,729	—	5,344	118	—	118
Multi-family	20	387	—	26	40	—	40
1-4 family	181	181	—	222	7	12	(5)
Commercial and industrial	8,746	8,757	—	6,833	360	220	140
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	277	277	—	509	15	—	15
Other	763	1,429	—	776	65	—	65
Total	15,347	19,062	—	14,100	622	311	311
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$507	$507	$106	$286	$15	$—	$15
Non-owner occupied	50	90	50	52	3	—	3
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	399	399	165	409	13	—	13
Commercial and industrial	34	34	34	35	—	—	—
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	56	56	56	58	4	—	4
Other	—	—	—	—	—	—	—
Total	1,046	1,086	411	840	35	—	35
Total:
Commercial real estate:
Owner occupied	$585	$585	$106	$450	$24	$79	$(55)
Non-owner occupied	274	314	50	278	11	—	11
Construction and land development	5,058	7,729	—	5,344	118	—	118
Multi-family	20	387	—	26	40	—	40
1-4 family	580	580	165	631	20	12	8
Commercial and industrial	8,780	8,791	34	6,868	360	220	140
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	333	333	56	567	19	—	19
Other	763	1,429	—	776	65	—	65
Grand total	$16,393	$20,148	$411	$14,940	$657	$311	$346

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	229	229	—	1,586	198	17	181
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	244	244	—	405	31	34	(3)
Commercial and industrial	555	766	—	434	97	114	(17)
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	518	518	—	593	37	3	34
Other	795	1,461	—	942	100	—	100
Total	8,200	12,115	—	10,824	816	221	595
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	54	94	54	88	6	—	6
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	422	422	155	437	18	—	18
Commercial and industrial	7,488	7,488	131	670	42	—	42
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	62	62	62	65	5	—	5
Other	—	—	—	—	—	—	—
Total	8,026	8,066	402	1,260	71	—	71
Total:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	283	323	54	1,674	204	17	187
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	666	666	155	842	49	34	15
Commercial and industrial	8,043	8,254	131	1,104	139	114	25
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	580	580	62	658	42	3	39
Other	795	1,461	—	942	100	—	100
Grand total	$16,226	$20,181	$402	$12,084	$887	$221	$666

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.8 million and $4.0 million as of September 30, 2014 and December 31, 2013 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $556,000 and $371,000 of loans as of September 30, 2014 and December 31, 2013, that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Nine Months Ended September 30, 2014
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,235	$273	$338	$13,901
Charge-offs	—	—	(2)	—	(2)
Recoveries	20	1	10	—	31
Provision	(387)	334	(30)	83	—
Ending balance	$8,688	$4,570	$251	$421	$13,930
Ending balance: individually evaluated for impairment	$321	$34	$56	$—	$411
Ending balance: collectively evaluated for impairment	$8,367	$4,536	$195	$421	$13,519
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$654,588	$336,746	$16,834	$34,474	$1,042,642
Ending balance: individually evaluated for impairment	$5,198	$8,780	$1,096	$—	$15,074
Ending balance: collectively evaluated for impairment	$648,071	$327,966	$15,738	$34,474	$1,026,249
Ending balance: loans acquired with deteriorated credit quality	$1,319	$—	$—	$—	$1,319
Allowance as % of gross loans	1.33%	1.36%	1.49%	1.22%	1.34%

	As of and for the Nine Months Ended September 30, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(776)	(14)	(4)	—	(794)
Recoveries	323	4	4	5	336
Provision	80	121	(54)	96	243
Ending balance	$10,320	$4,240	$317	$308	$15,185
Ending balance: individually evaluated for impairment	$631	$36	$63	$—	$730
Ending balance: collectively evaluated for impairment	$9,689	$4,204	$254	$308	$14,455
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$641,349	$276,094	$15,596	$24,359	$957,398
Ending balance: individually evaluated for impairment	$6,947	$654	$1,378	$—	$8,979
Ending balance: collectively evaluated for impairment	$632,936	$275,440	$14,218	$24,359	$946,953
Ending balance: loans acquired with deteriorated credit quality	$1,466	$—	$—	$—	$1,466
Allowance as % of gross loans	1.61%	1.54%	2.03%	1.26%	1.59%

Note 7 — Deposits
The composition of deposits at September 30, 2014 and December 31, 2013 was as follows. Weighted average balances represent year-to-date averages.

	September 30, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$165,980	$142,302	—%	$151,275	$138,920	—%
Interest-bearing transaction accounts	88,478	81,039	0.23	77,004	62,578	0.20
Money market accounts	560,965	465,708	0.51	456,065	450,558	0.53
Certificates of deposit	43,691	47,536	0.98	51,979	60,276	1.01
Brokered certificates of deposit	410,086	410,757	1.51	393,532	393,726	1.68
Total deposits	$1,269,200	$1,147,342	0.80	$1,129,855	$1,106,058	0.88

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at September 30, 2014 and December 31, 2013 was as follows. Weighted average balances represent year-to-date averages.

	September 30, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$148	0.81%	$—	$260	0.74%
FHLB advances	—	4,604	0.16	—	6,471	0.19
Line of credit	10	10	3.29	10	10	3.41
Subordinated notes payable	22,926	10,139	7.16	11,926	11,926	6.92
Junior subordinated notes	10,315	10,315	10.76	10,315	10,315	10.78
	$33,251	$25,216	7.36	$22,251	$28,982	6.78

Short-term borrowings	$10			$10
Long-term borrowings	33,241			22,241
	$33,251			$22,251

As of September 30, 2014, the Corporation was in compliance with its debt covenants under its third party senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. During the nine months ended September 30, 2014 and 2013, the Corporation incurred $10,000 additional interest expense due to this fee.

On August 26, 2014, the Corporation entered into Subordinated Note Purchase Agreements with three accredited investors under which the Corporation issued an aggregate of $15.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of September 1, 2024 and will bear interest at a fixed rate of 6.50% per annum for the first five years of the instrument. From and including September 1, 2019 to the maturity date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month LIBOR rate plus 470 basis points, payable quarterly in arrears.

The Corporation may, at its option, beginning with the interest payment date of September 1, 2019 and on any interest payment date thereafter, redeem the Notes, in whole or in part at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the holders. The Notes are not subject to repayment at the option of the holders.

The Corporation intends to pay approximately $13.5 million of the net proceeds of the Notes as the cash portion of the merger consideration in the previously announced acquisition of Aslin Group, Inc. and its subsidiary, Alterra Bank. The Corporation also plans to retain a portion of the net proceeds to increase its regulatory capital and for general corporate purposes.

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
September 30, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Asset backed securities	$—	$1,514	$—	$1,514
U.S. Government agency obligations - government-sponsored enterprises	—	7,171	—	7,171
Collateralized mortgage obligations - government issued	—	75,885	—	75,885
Collateralized mortgage obligations - government-sponsored enterprises	—	57,857	—	57,857
Interest rate swaps	—	456	—	456
Liabilities:				—
Interest rate swaps	$—	$456	$—	$456

	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$15,489	$—	$15,489
Asset backed securities	—	1,494	—	1,494
U.S. Government agency obligations - government-sponsored enterprises	—	16,244	—	16,244
Collateralized mortgage obligations - government issued	—	111,969	—	111,969
Collateralized mortgage obligations - government-sponsored enterprises	—	34,922	—	34,922
Interest rate swaps	—	946	—	946
Liabilities:
Interest rate swaps	$—	$946	$—	$946

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the nine months ended September 30, 2014 or the year ended December 31, 2013 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Nine Months Ended September 30, 2014
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	September 30, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$6,301	$—	$6,252	$49	$—
Foreclosed properties	106	—	106	—	(4)

		As of and for the Year Ended December 31, 2013
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$13,719	$—	$13,666	$53	$—
Foreclosed properties	333	—	333	—	(59)

Impaired loans that are collateral dependent were written down to their net realizable value of $6.3 million and $13.7 million at September 30, 2014 and December 31, 2013, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 19% - 100%. The weighted average of those unobservable inputs as of the measurement date of September 30, 2014 was 58%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically a current appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management-applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of September 30, 2014, there were no foreclosed properties supported by a Level 3 valuation. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Nine Months Ended September 30, 2014	As of and for the Year Ended December 31, 2013
	(In Thousands)
Foreclosed properties at the beginning of the period	$333	$1,574
Loans transferred to foreclosed properties, at lower of cost or fair value	—	1,381
Proceeds from sale of foreclosed properties	(232)	(2,739)
Net gain on sale of foreclosed properties	9	176
Impairment valuation	(4)	(59)
Foreclosed properties at the end of the period	$106	$333

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$174,498	$174,502	$159,008	$5,394	$10,100
Securities available-for-sale	142,427	142,427	—	142,427	—
Securities held-to-maturity	42,522	42,212	—	42,212	—
Loans and lease receivables, net	1,027,886	1,024,896	—	6,252	1,018,644
Federal Home Loan Bank stock	1,349	1,349	—	—	1,349
Cash surrender value of life insurance	23,772	23,772	23,772	—	—
Accrued interest receivable	3,164	3,164	3,164	—	—
Interest rate swaps	456	456	—	456	—
Financial liabilities:
Deposits	$1,269,200	$1,270,993	$815,422	$455,571	$—
Federal Home Loan Bank and other borrowings	22,936	22,865	—	22,865	—
Junior subordinated notes	10,315	7,098	—	—	7,098
Interest rate swaps	456	456	—	456	—
Accrued interest payable	1,780	1,780	1,780	—	—
Off-balance-sheet items:
Standby letters of credit	135	135	—	—	135
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$81,286	$81,295	$66,266	$4,029	$11,000
Securities available-for-sale	180,118	180,118	—	180,118	—
Loans and lease receivables, net	967,050	963,937	—	13,666	950,271
Federal Home Loan Bank stock	1,255	1,255	—	—	1,255
Cash surrender value of life insurance	23,142	23,142	23,142	—	—
Accrued interest receivable	3,231	3,231	3,231	—	—
Interest rate swaps	946	946	—	946	—
Financial liabilities:
Deposits	$1,129,855	$1,131,002	$684,344	$446,658	$—
Federal Home Loan Bank and other borrowings	11,936	11,979	—	11,979	—
Junior subordinated notes	10,315	7,084	—	—	7,084
Interest rate swaps	946	946	—	946	—
Accrued interest payable	1,052	1,052	1,052	—	—
Off-balance-sheet items:
Standby letters of credit	219	219	—	—	219
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of September 30, 2014 and December 31, 2013, the Corporation held $10.1 million and $11.0 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of September 30, 2014 and December 31, 2013, the Corporation held $5.4 million and $4.0 million, respectively, of brokered certificates of deposits.

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
At September 30, 2014, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $27.6 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in March, 2016 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $456,000, included in accrued interest receivable and other assets, and as a derivative liability of $310,000, included in accrued interest payable and other liabilities. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of September 30, 2014, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At September 30, 2014, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $27.6 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March, 2016 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $146,000. The value of these swaps was included in accrued interest payable and other liabilities as of September 30, 2014. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $456,000 and $310,000 gross derivative asset. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of September 30, 2014 and December 31, 2013.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2014	Other assets	$456	Other liabilities	$456
December 31, 2013	Other assets	$946	Other liabilities	$946

No derivative instruments held by the Corporation for the nine months ended September 30, 2014 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the nine months ended September 30, 2014 and 2013 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of September 30, 2014, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2014 and December 31, 2013, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2014
Total capital
(to risk-weighted assets)
Consolidated	$164,341	13.97%	$94,081	8.00%	N/A	N/A
First Business Bank	128,629	12.30	83,672	8.00	$104,590	10.00%
First Business Bank — Milwaukee	18,879	14.58	10,360	8.00	12,950	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$127,485	10.84%	$47,040	4.00%	N/A	N/A
First Business Bank	116,289	11.12	41,836	4.00	$62,754	6.00%
First Business Bank — Milwaukee	17,289	13.35	5,180	4.00	7,770	6.00
Tier 1 capital
(to average assets)
Consolidated	$127,485	9.56%	$53,325	4.00%	N/A	N/A
First Business Bank	116,289	10.43	44,589	4.00	$55,737	5.00%
First Business Bank — Milwaukee	17,289	7.64	9,058	4.00	11,322	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB and FBB - Milwaukee. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. We do not utilize a branch network to attract retail clients. We plan to continue to diligently focus on maintaining asset quality, increasing transaction deposit account relationships to drive fee revenue associated with treasury management services and growing revenues earned from both on- and off-balance-sheet assets. We believe our success is predicated on the consistent execution of our strategy and our commitment to opportunistically invest in talent and technology. We believe this strategy will create opportunities to capitalize on economic expansion as well as any current disruption to our competitors’ businesses in our core Wisconsin markets. In addition to growth relating to our pending acquisition of Aslin Group, we believe significant opportunity exists for organic growth within our existing markets.

Completion of Acquisition of Aslin Group, Inc.
Effective November 1, 2014, we completed our acquisition of Aslin Group, Inc. (“Aslin Group”). As previously announced, on May 22, 2014, we entered into a definitive agreement to acquire Aslin Group, including Alterra Bank, Aslin Group's wholly-owned subsidiary (“Alterra”). Under the terms of the definitive agreement, each outstanding share of common stock of Aslin Group was converted into the right to receive merger consideration valued at $14,435.59, payable in $6,496.02 of cash and $7,939.57 of the Corporation’s common stock. The cash-and-stock transaction was valued at $30.1 million, with

55% of the consideration to be paid to the Aslin Group shareholders through the issuance of 360,081 shares of our common stock, based on the 10-day volume-weighted average stock price of $45.9825 as of the market close on October 29, 2014, the third day prior to the effective date of the transaction. The cash portion of the consideration will be paid to the Aslin Group shareholders with a portion of the proceeds received from $15.0 million of subordinated notes issued by the Corporation on August 26, 2014 upon entering into Subordinated Note Purchase Agreements with three accredited investors.
Alterra’s competitive position, established commercial banking team, focus on commercial clients and complementary limited-branch business model expand our growth into the Kansas City metropolitan market, where we already operate our national equipment finance business. Alterra’s brand, Overland Park and Leawood offices and Kansas state banking charter will be maintained, with Ms. Pamela Berneking joining the Corporation and continuing in her role as President and CEO of Alterra Bank. Alterra Bank’s board of directors, with a majority of local Kansas directors, will remain substantially intact.

Operational Highlights

•	Total assets were $1.428 billion as of September 30, 2014 compared to $1.269 billion as of December 31, 2013.

•
Net income for the three months ended September 30, 2014 was $3.6 million compared to net income of $3.6 million for the three months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $10.4 million compared to net income of $10.0 million for the nine months ended September 30, 2013.

•
Diluted earnings per common share for the three months ended September 30, 2014 were $0.89 compared to diluted earnings per common share of $0.91 for the three months ended September 30, 2013. Diluted earnings per common share for the nine months ended September 30, 2014 were $2.62 compared to diluted earnings per common share of $2.54 for the nine months ended September 30, 2013.

•	Temporarily elevated liquidity related to the timing of certain significant deposit inflows late in the quarter affected certain balance sheet measures at September 30, 2014:

•	Cash and cash equivalents grew to $174.5 million, up 103% and 82% from the linked- and prior-year quarters, respectively.

•
Period-end in-market deposit balances - comprised of all transaction accounts, money market accounts and non-brokered certificates of deposit - measured $859.1 million at September 30, 2014, up 18% and 20% from the linked- and prior-year quarters, respectively.

•
Net interest margin decreased by twelve basis points to 3.44% for the three months ended September 30, 2014 compared to 3.56% for the three months ended September 30, 2013. Net interest margin decreased by one basis point to 3.51% for the nine months ended September 30, 2014 compared to 3.52% for the nine months ended September 30, 2013.

•
Top line revenue, the sum of net interest income and non-interest income, increased 4.5% to $13.4 million for the three months ended September 30, 2014 compared to $12.8 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, top line revenue increased 6.2% to $39.7 million as compared to $37.4 million for the nine months ended September 30, 2013.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 1.06% and 12.10%, respectively, for the three-month period ended September 30, 2014, compared to 1.14% and 13.73%, respectively, for the same time period in 2013. ROAA and ROAE were 1.07% and 12.13%, respectively, for the nine-month period ended September 30, 2014, compared to 1.08% and 12.86%, respectively, for the nine-month period ended September 30, 2013.

•	Our effective tax rate was 35.1% and 34.8% for the nine months ended September 30, 2014 and 2013, respectively.

•
We recorded a negative $89,000 provision for loan and lease losses for the three months ended September 30, 2014 compared to an expense of $109,000 for the same period in the prior year. There was no net provision for loan and lease losses for the nine months ended September 30, 2014 compared to $243,000 for the comparable period of 2013.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.34% at September 30, 2014 and 1.42% at December 31, 2013.

•	Non-performing assets as a percentage of total assets was 1.12% at September 30, 2014 compared to 1.28% at December 31, 2013.

•	Non-accrual loans declined by $18,000, or 0.1%, to $15.8 million at September 30, 2014 from $15.9 million at December 31, 2013.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 4.5% and 6.2% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in Thousands)
Net interest income	$10,935	$10,699	2.2%	$32,535	$31,121	4.5%
Non-interest income	2,459	2,124	15.8	7,138	6,251	14.2
Total top line revenue	$13,394	$12,823	4.5	$39,673	$37,372	6.2
Pre-tax Adjusted Earnings
Pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and leases losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. In our judgment, the presentation of pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility that is associated with costs of credit and other discrete items and facilitates a more streamlined comparison of growth to our benchmark peers. Pre-tax adjusted earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our pre-tax adjusted earnings metric decreased by 5.2% and increased by 3.0% for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013.
The information provided below reconciles pre-tax adjusted earnings to the most comparable GAAP measure.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in Thousands)
Income before income tax expense	$5,436	$5,567	(2.4%)	$16,025	$15,314	4.6%
Add back:
Provision for loan and lease losses	(89)	109	(181.7)	—	243	(100.0)
Net (gain) loss on foreclosed properties	(9)	(48)	(81.3)	(5)	1	(600.0)
Pre-tax adjusted earnings	$5,338	$5,628	(5.2)	$16,020	$15,558	3.0

Return on Average Assets and Return on Average Equity
ROAA for the three months ended September 30, 2014 decreased to 1.06% as compared to an ROAA of 1.14% for the three months ended September 30, 2013 primarily due to a decrease in net income. ROAA for the nine months ended September 30, 2014 was relatively stable at 1.07% compared to 1.08% for the nine months ended September 30, 2013. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended September 30, 2014 was 12.10% compared to 13.73% for the three months ended September 30, 2013. ROAE for the nine months ended September 30, 2014 was 12.13% compared to 12.86% for the nine months ended September 30, 2013. The decline in both periods presented was primarily due to non-recurring merger-related costs and an increase in compensation expense, partially offset by an overall favorable variance on interest-earning assets. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our credit costs.

Efficiency Ratio

Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of losses or gains on foreclosed properties and amortization of other intangible assets, if any, divided by top line revenue. In the judgment of our management, the efficiency ratio allows investors and analysts to better assess the Corporation’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain one-time and other discrete items. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	Dollars in Thousands
Total non-interest expense	$8,047	$7,147	$23,648	$21,815
Less:
Net (gain) loss on foreclosed properties	(9)	(48)	(5)	1
Total operating expense	$8,056	$7,195	$23,653	$21,814
Net interest income	$10,935	$10,699	$32,535	$31,121
Total non-interest income	2,459	2,124	7,138	6,251
Total operating revenue	$13,394	$12,823	$39,673	$37,372
Efficiency ratio	60.15%	56.11%	59.62%	58.37%

Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and nine months ended September 30, 2014 compared to the same period of 2013.

	Increase (Decrease) for the Three Months Ended September 30,				Increase (Decrease) for the Nine Months Ended September 30,
	2014 Compared to 2013				2014 Compared to 2013
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(386)	$53	$(3)	$(336)	$(1,251)	$282	$(15)	$(984)
Commercial and industrial loans	(342)	903	(72)	489	(1,083)	2,604	(226)	1,295
Direct financing leases	(5)	173	(4)	164	(41)	479	(35)	403
Consumer and other loans	(12)	(7)	1	(18)	(24)	(1)	—	(25)
Total loans and leases receivable	(745)	1,122	(78)	299	(2,399)	3,364	(276)	689
Mortgage-related securities	(13)	9	—	(4)	193	(84)	(8)	101
Other investment securities	13	(26)	(3)	(16)	48	(58)	(8)	(18)
FHLB Stock	1	—	—	1	1	—	—	1
Short-term investments	6	(1)	—	5	45	(22)	(5)	18
Total net change in income on interest-earning assets	(738)	1,104	(81)	285	(2,112)	3,200	(297)	791
Interest-bearing liabilities
Transaction accounts	7	7	2	16	14	31	6	51
Money market accounts	13	69	1	83	(99)	90	(5)	(14)
Certificates of deposit	3	(34)	—	(31)	(19)	(113)	5	(127)
Brokered certificates of deposit	(19)	(43)	1	(61)	(664)	247	(32)	(449)
Total deposits	4	(1)	4	7	(768)	255	(26)	(539)
FHLB advances	—	130	(129)	1	(1)	(6)	1	(6)
Other borrowings	7	33	1	41	18	(94)	(2)	(78)
Junior subordinated debentures	—	—	—	—	—	—	—	—
Total net change in expense on interest-bearing liabilities	11	162	(124)	49	(751)	155	(27)	(623)
Net change in net interest income	$(749)	$942	$43	$236	$(1,361)	$3,045	$(270)	$1,414

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2014 and 2013. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2014			2013
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$641,522	$7,705	4.80%	$637,358	$8,041	5.05%
Commercial and industrial loans(1)	326,579	4,769	5.84	269,695	4,280	6.35
Direct financing leases(1)	30,278	351	4.64	15,710	187	4.76
Consumer and other loans(1)	15,696	143	3.64	16,376	161	3.93
Total loans and leases receivable(1)	1,014,075	12,968	5.12	939,139	12,669	5.40
Mortgage-related securities(2)	158,832	716	1.80	156,798	720	1.84
Other investment securities(3)	26,284	105	1.60	33,436	121	1.45
FHLB stock	1,349	2	0.57	1,480	1	0.35
Short-term investments	70,633	80	0.45	71,318	75	0.42
Total interest-earning assets	1,271,173	13,871	4.36	1,202,171	13,586	4.52
Non-interest-earning assets	63,485			60,145
Total assets	$1,334,658			$1,262,316
Interest-bearing liabilities
Transaction accounts	$84,434	47	0.22	$68,395	31	0.18
Money market accounts	484,402	627	0.52	430,049	544	0.51
Certificates of deposit	44,423	115	1.04	57,720	146	1.01
Brokered certificates of deposit	422,618	1,616	1.53	433,616	1,677	1.55
Total interest-bearing deposits	1,035,877	2,405	0.93	989,780	2,398	0.97
FHLB advances	1,304	1	0.16	—	—	—
Other borrowings	13,806	250	7.24	11,936	209	7.00
Junior subordinated notes	10,315	280	10.86	10,315	280	10.86
Total interest-bearing liabilities	1,061,302	2,936	1.11	1,012,031	2,887	1.14
Non-interest-bearing demand deposit accounts	148,017			136,458
Other non-interest-bearing liabilities	7,908			8,664
Total liabilities	1,217,227			1,157,153
Stockholders’ equity	117,431			105,163
Total liabilities and stockholders’ equity	$1,334,658			$1,262,316
Net interest income		$10,935			$10,699
Interest rate spread			3.25%			3.38%
Net interest-earning assets	$209,871			$190,140
Net interest margin			3.44%			3.56%
Average interest-earning assets to average interest-bearing liabilities	119.77%			118.79%
Return on average assets	1.06			1.14
Return on average equity	12.10			13.73
Average equity to average assets	8.80			8.33
Non-interest expense to average assets	2.41			2.26

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the nine months ended September 30, 2014 and 2013. The average balances are derived from average daily balances.

	For the Nine Months Ended September 30,
	2014			2013
	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$638,187	$22,904	4.79%	$630,741	$23,888	5.05%
Commercial and industrial loans(1)	316,209	13,769	5.81	261,601	12,474	6.36
Direct financing leases(1)	27,945	965	4.60	15,092	562	4.97
Consumer and other loans(1)	16,603	456	3.66	16,637	481	3.85
Total loans and leases receivable(1)	998,944	38,094	5.08	924,071	37,405	5.40
Mortgage-related securities(2)	155,488	2,208	1.89	161,934	2,107	1.73
Other investment securities(3)	28,556	335	1.56	34,212	353	1.38
FHLB stock	1,346	4	0.44	1,451	3	0.28
Short-term investments	50,768	197	0.52	57,812	179	0.41
Total interest-earning assets	1,235,102	40,838	4.41	1,179,480	40,047	4.53
Non-interest-earning assets	59,104			58,975
Total assets	$1,294,206			$1,238,455
Interest-bearing liabilities
Transaction accounts	$81,039	137	0.23	$59,398	86	0.19
Money market accounts	465,708	1,785	0.51	443,463	1,799	0.54
Certificates of deposit	47,536	350	0.98	62,256	477	1.02
Brokered certificates of deposit	410,757	4,639	1.51	391,723	5,088	1.73
Total interest-bearing deposits	1,005,040	6,911	0.92	956,840	7,450	1.04
FHLB advances	4,604	6	0.16	8,650	12	0.18
Other borrowings	10,297	555	7.19	12,084	633	6.98
Junior subordinated notes	10,315	831	10.76	10,315	831	10.76
Total interest-bearing liabilities	1,030,256	8,303	1.07	987,889	8,926	1.20
Non-interest-bearing demand deposit accounts	142,302			137,633
Other non-interest-bearing liabilities	7,406			9,405
Total liabilities	1,179,964			1,134,927
Stockholders’ equity	114,242			103,528
Total liabilities and stockholders’ equity	$1,294,206			$1,238,455
Net interest income		$32,535			$31,121
Interest rate spread			3.34%			3.33%
Net interest-earning assets	$204,846			$191,591
Net interest margin			3.51%			3.52%
Average interest-earning assets to average interest-bearing liabilities	119.88%			119.39%
Return on average assets	1.07			1.08
Return on average equity	12.13			12.86
Average equity to average assets	8.83			8.36
Non-interest expense to average assets	2.44			2.35

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Comparison of Net Interest Income for the Three Months Ended September 30, 2014 and 2013
Net interest income increased $236,000, or 2.2%, during the three months ended September 30, 2014 compared to the same period in 2013. The increase in net interest income was primarily attributable to an overall favorable variance related to the loans and the leases portfolio, partially offset by increased interest expense.
The yield on average earning assets for the three months ended September 30, 2014 was 4.36% compared to 4.52% for the three months ended September 30, 2013. The decline in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.12% for the three months ended September 30, 2014 compared to 5.40% for the three months ended September 30, 2013. A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity they were renewed at current market rates, which were generally lower than the original rate of the loan and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio declined. The marketplace for commercial and industrial loans also continues to be subject to competitive pressures, contributing to the decline in yield on this portfolio. Growth within the overall loan and lease portfolio more than offset the decline in interest income caused by declining yields on the loan and lease portfolio.
The overall weighted average rate paid on interest-bearing liabilities was 1.11% for the three months ended September 30, 2014, a decrease of 3 basis points from 1.14% for the three months ended September 30, 2013. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decrease in rate paid on our brokered certificates of deposit. This decrease was partially offset by an unfavorable rate variance on each of our other deposit categories and by the addition of other borrowings resulting from the previously disclosed $15.0 million of subordinated debt issued on August 26, 2014 at a rate that is significantly higher than our average cost of funds.
The weighted average rate paid on our interest-bearing deposits was 0.93% for the three months ended September 30, 2014, a decrease of 4 basis points from 0.97% for the three months ended September 30, 2013. The continued low interest rate environment has allowed us to contain the overall rate paid on our in-market deposits. We have been successful in attracting in-market deposit relationships, specifically interest-bearing transaction and money market deposit accounts. As such, the decrease in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing brokered certificates of deposit with in-market deposit relationships at lower current rates.
Net interest margin decreased 12 basis points to 3.44% for the three months ended September 30, 2014 compared to 3.56% for the three months ended September 30, 2013. Continued competitive pricing pressure drove an unfavorable impact of 13 basis points in net interest margin as interest rates associated with new loans and leases yielded less than the average yield on the existing portfolio. The changing mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately four basis points, partially offsetting the competitive pricing pressure on the loans and leases portfolio. Other factors negatively influenced the net interest margin by three basis points in the aggregate.
Our ending balance of short-term investments was elevated as of September 30, 2014 due to certain clients depositing sizeable balances with us late in the third quarter. As we assist our clients in managing their transactional business events, we do not expect to retain the same magnitude of deposit balances and therefore short-term investments, specifically balances maintained at the Federal Reserve Bank (“FRB”), will fluctuate from period to period. Excluding the impact of the elevated FRB balances mentioned above, we believe the ongoing low rate environment combined with the maturity structure of our brokered certificates of deposit will continue to provide us the opportunity to manage our liability structure in both maturity terms and rate to deliver a net interest margin consistent with our recent levels. However, due to the increase in excess accumulated balances in the third quarter of 2014, we believe our net interest margin for the third quarter of 2014 was compressed and could temporarily remain as such through year-end while we work with our clients to effectively transition their deposits out of the Corporation or off balance sheet into our trust and investment services business.
Comparison of Net Interest Income for the Nine Months Ended September 30, 2014 and 2013
Net interest income increased by $1.4 million, or 4.5%, during the nine months ended September 30, 2014 compared to the same period in 2013. The increase in net interest income during the nine-month period was primarily attributable to favorable rate variances from lower cost brokered certificates of deposit and lower cost money market deposits, favorable volume-related variances due to the paydown of other borrowings, partially offset by the issuance of $15.0 million in subordinated debt discussed earlier and an overall favorable variance affiliated with the loan and lease portfolio. The yield on average earning assets for the nine months ended September 30, 2014 was 4.41% compared to 4.53% for the nine months ended September 30, 2013. The decline in the yield on average earning assets was driven by the overall decline in the yield on the loan and lease portfolio, which declined 32 basis points to 5.08% for the nine months ended September 30, 2014 from

5.40% for the nine months ended September 30, 2013. The reasons for the decline in the yield earned on the loan and lease portfolio are consistent with explanations provided for the third quarter results discussed above.
The overall weighted average rate paid on interest-bearing liabilities was 1.07% for the nine months ended September 30, 2014, a decrease of 13 basis points from 1.20% for the nine months ended September 30, 2013. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of certain maturing certificates of deposit, principally brokered certificates of deposit, at lower current market rates, lower rates paid on our money market accounts and favorable volume-related variances due to paydown of other borrowings. During January 2014, we paid down our third party subordinated debt by $4.0 million. This payment, partially offset by the issuance of $15.0 million of subordinated debt in the third quarter of 2014 discussed earlier, caused the average balance of other borrowings to decline by $1.8 million, or 14.8%, to $10.3 million for the nine months ended September 30, 2014 from $12.1 million for the nine months ended September 30, 2013.
Net interest margin of 3.51% was stable for the nine months end September 30, 2014, compared to 3.52% for the nine months end September 30, 2013.
Provision for Loan and Lease Losses
We recorded a negative provision of $89,000 and a provision expense of $109,000 for the three months ended September 30, 2014 and 2013, respectively. There was no net provision for loan and lease losses for the nine months ended September 30, 2014, compared to a net provision of $243,000 for the nine months ended September 30, 2013. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the three and nine months ended September 30, 2014 and 2013, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Components of the provision for loan and lease losses:
Net (decrease) increase of specific reserves on impaired loans	$(196)	$(114)	$9	$(172)
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	(350)	—	(852)	(619)
Charge-offs in excess of specific reserves	2	136	2	180
Recoveries	(6)	(9)	(32)	(336)
Change in inherent risk of the loan and lease portfolio	461	96	873	1,190
Total provision for loan and lease losses	$(89)	$109	$—	$243

The net reductions of specific reserves on impaired loans represents the new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will recover our principal, offset by any release of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses reserves due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon the level and trend of certain criteria such as delinquencies, volume and average loan size, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in credit granting functions, and changes in underwriting standards. As our asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced, causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan loss. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by portfolio growth or by migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended September 30, 2014 and 2013
Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, increase in cash surrender value of bank-owned life insurance and loan fees, increased $335,000, or 15.8%, to $2.5 million for the three months ended September 30, 2014 from $2.1 million for the three months ended September 30, 2013. The increase was primarily due to increased fees earned for trust and investment services.
Trust and investment services fee income increased by $161,000, or 16.5%, to $1.1 million for the three months ended September 30, 2014 from $976,000 for the three months ended September 30, 2013. Trust and investment services fee income is primarily driven by the amount of assets under management and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets.
At September 30, 2014, we had $741.2 million of trust assets under management compared to $763.9 million at December 31, 2013 and $731.1 million at September 30, 2013. Assets under administration were $186.2 million at September 30, 2014 compared to $195.1 million at December 31, 2013 and $179.7 million at September 30, 2013. In accordance with our operating philosophy, we focus on obtaining and managing larger-than-average client relationships. Our assets under management and administration can be influenced by the addition or loss of a client relationship. During the second quarter of 2014, we experienced a significant decline in the total assets under management of $60.3 million at June 30, 2014 relative to December 31, 2013. This decline was primarily due to the mutual agreement between us and a client to discontinue providing trust services to a group-sponsored investment program. While the assets within the relationship were significant, the fees for services were not. Therefore, the impact to revenue of the migration of this client relationship was not material nor is it expected to be. As of September 30, 2014, trust assets under management have recovered from the prior quarter decrease primarily due to the addition of new client relationships and new business from existing relationships.
Comparison of Non-Interest Income for the Nine Months Ended September 30, 2014 and 2013
Non-interest income increased $887,000, or 14.2%, to $7.1 million for the nine months ended September 30, 2014 from $6.3 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in trust and investment services fee income.
Trust and investment services fee income increased by $542,000, or 19.5%, to $3.3 million for the nine months ended September 30, 2014 from $2.8 million for the nine months ended September 30, 2013. The increase in trust and investment services fee income was primarily driven by the addition of new client relationships, new business from existing relationships and increased market values. Assets under management can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets, which will therefore influence the level of fee income recognized.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended September 30, 2014 and 2013
Non-interest expense increased by $900,000, or 12.6%, to $8.0 million for the three months ended September 30, 2014 from $7.1 million for the comparable period of 2013. The increase in non-interest expense was primarily caused by an increase in compensation expense and professional fees expense.
Compensation expense increased by $607,000, or 13.2%, to $5.2 million for the three months ended September 30, 2014 from $4.6 million for the three months ended September 30, 2013. The increase reflects growth in compensation costs related to annual merit increases, employee benefit costs and incentive compensation accruals on a larger base of employees than in the comparative period of the prior year. As part of our commitment to opportunistically invest in talent and to facilitate organic growth, we hired ten full time equivalent employees during the third quarter of 2014, increasing our total to 162 at September 30, 2014, up 11.0% from 146 at September 30, 2013. As opportunities arise, we expect to continue investing in talent to support our strategic growth efforts.
Professional fees expense increased by $174,000, or 34.8%, to $674,000 for the three months ended September 30, 2014 from $500,000 for the three months ended September 30, 2013. The increase was primarily related to costs incurred in connection with the acquisition of Aslin Group. For the quarter ended September 30, 2014, merger-related costs totaled

$104,000. The remaining variance can primarily be attributed to an increase in recruiting expenses related to our nationwide search for a new Chief Financial Officer who was hired on September 23, 2014.
Comparison of Non-Interest Expense for the Nine Months Ended September 30, 2014 and 2013
Non-interest expense increased by $1.8 million, or 8.4%, to $23.6 million for the nine months ended September 30, 2014 from $21.8 million for the comparable period of 2013. The increase in non-interest expense was primarily caused by an increase in compensation expense and professional fees, partially offset by a decrease in other non-interest expenses.
Compensation expense increased by $1.2 million, or 8.5%, to $15.0 million for the nine months ended September 30, 2014 from $13.8 million for the nine months ended September 30, 2013. Similar to the quarterly results discussion above, the increase reflects growth in compensation costs related to annual merit increases, employee benefit costs and incentive compensation accruals on a larger base of employees than in the prior-year period.
Professional fees increased by $695,000, or 46.1%, to $2.2 million for the nine months ended September 30, 2014 from $1.5 million for the nine months ended September 30, 2013. Similar to the quarterly results discussion above, the increase was primarily related to costs incurred in connection with the acquisition of Aslin Group. Through September 30, 2014, total merger-related costs totaled $424,000.
Other non-interest expense decreased by $333,000, or 14.7%, to $1.9 million for the nine months ended September 30, 2014 as compared to $2.3 million for the nine months ended September 30, 2013. The decrease is primarily the result of a non-recurring second quarter 2013 adjustment posted to the overall carrying value of our investment in one of our limited partnerships to reflect the proper allocation of certain of the partnership’s returns to the general partner after the fund attained certain preferred rates of return.
Income Taxes
Income tax expense was $5.6 million for the nine months ended September 30, 2014, with an effective tax rate of 35.1%, compared to income tax expense of $5.3 million for the nine months ended September 30, 2013, with an effective tax rate of 34.8%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Nine Months Ended September 30,
	2014	2013
Statutory federal tax rate	34.4%	34.4%
State taxes, net of federal benefit	4.7	4.6
FIN 48 expense, net of federal benefit	—	—
Bank owned life insurance	(1.3)	(1.4)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.4)	(3.3)
Non-deductible transaction costs	0.6	—
Discrete items	(0.3)	0.1
Other	0.4	0.4
	35.1%	34.8%
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

Financial Condition
General. Our total assets increased by $158.9 million, or 12.5%, to $1.428 billion as of September 30, 2014 compared to $1.269 billion at December 31, 2013. The increase in total assets was driven by growth in our loan and lease portfolio coupled with elevated levels of on-balance-sheet liquidity.
Short-term investments. Short-term investments increased by $92.5 million, or 135.9%, to $160.6 million at September 30, 2014 from $68.1 million at December 31, 2013. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. Our ending balance of short-term investments at September 30, 2014 was elevated due to certain clients depositing sizeable balances with us late in the third quarter. As we assist our clients in managing their transactional business events, we do not expect to retain the same magnitude of deposit balances and therefore short-term investments, specifically balances maintained at the FRB, will fluctuate from period to period. As of September 30, 2014, our total investment in commercial paper, which is also considered a short-term investment, was $10.1 million as compared to $11.0 million at December 31, 2013. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are usually sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Total securities, including available-for-sale and held-to-maturity, increased by $4.8 million to $184.9 million at September 30, 2014 compared to $180.1 million at December 31, 2013. During the nine months ended September 30, 2014, we recognized unrealized holding gains of $1.7 million before income taxes through other comprehensive income. During the second quarter of 2014 we transfered approximately $43.7 million of certain U.S. agency obligations, collateralized mortgage obligations and municipal obligations from the available-for-sale portfolio to the held-to-maturity portfolio. This transfer was completed to assist with general interest rate risk management and provides some flexibility in enhancing yield on the investment portfolio without taking on additional economic risk that may negatively affect our overall equity position. As of the transfer date, the unrealized holding loss on the securities transfered was approximately $874,000. This unrealized loss will continue to be reported as a separate component of stockholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield which results in no impact to the income statement. The securities identified primarily consisted of securities with greater price risk in rising interest rate environments. As of September 30, 2014, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average maturity of 3.4 years. Generally, our investment philosophy remains unchanged from our statements made in our most recent Annual Report on Form 10-K. However, we will now consider purchases of securities with longer durations for the held-to-maturity designation, when appropriate.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2014. There were no sales of securities during the three and nine months ended September 30, 2014 and 2013.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased by $60.8 million, or 6.3%, to $1.028 billion at September 30, 2014 from $967.1 million at December 31, 2013 with the majority of the growth exhibited in our commercial and industrial portfolio, specifically in our asset-based lending specialty finance area. We continue to have a concentration in commercial real estate, as commercial real estate loans represent approximately 63% of our total loans as of September 30, 2014. Over the past five years there has been a generally declining trend in this concentration level as we continue to direct our efforts toward growing our commercial and industrial portfolio. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Our commercial and industrial portfolio increased $43.2 million, or 14.7%, to $336.7 million at September 30, 2014 from $293.6 million at December 31, 2013 while our commercial real estate portfolio increased by a $9.5 million, or 1.5%, to $654.6 million at September 30, 2014 from $645.1 million at December 31, 2013. We believe the overall increase in loan demand reflects increased confidence within our marketplace. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.34% at September 30, 2014, a decline of eight basis points from 1.42% as of December 31, 2013. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.52% at September 30, 2014 compared to 1.61% at December 31, 2013. Non-performing loans decreased $18,000, or 0.1%, to $15.8 million at September 30, 2014 compared to $15.9 million at December 31, 2013. We have generally experienced improvement in our various asset quality ratios over the last several quarters. Please refer to Asset Quality for additional information.
Deposits. As of September 30, 2014, deposits increased by $139.3 million to $1.269 billion from $1.130 billion at December 31, 2013. The increase in deposits was primarily due to an increase in the level of in-market deposits, specifically money market accounts, which increased by $122.8 million to $859.1 million at September 30, 2014 from $736.6 million at December 31, 2013, and partially due to a $16.6 million increase in the level of brokered certificates of deposit to $410.1 million at September 30, 2014 from $393.5 million at December 31, 2013. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships. For example, late in the third quarter of 2014, in-market deposit accounts were temporarily elevated as a result of certain clients depositing significant balances with the Corporation due to independent business events which were subsequently held as excess balances at the FRB. The deposit inflows are transactional in nature and therefore we do not expect to retain a majority of these balances going forward as we work with our clients to effectively transition their deposits off balance sheet into our trust and investment services business or out of the Corporation.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. We believe the current percentage of our in-market deposits to total deposits is well-suited to optimize our branchless funding strategy. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin. Of our total year-to-date average deposits, approximately $736.6 million, or 64.2%, were considered in-market deposits for the nine months ended September 30, 2014. This compares to in-market deposits of $702.8 million, or 64.2%, for the year-to-date average at September 30, 2013.
The Banks’ liquidity policies limit the amount of brokered certificates of deposit to 75% of total deposits, with an operating goal of 50% or less of brokered certificates of deposit to total deposits. As of September 30, 2014, the ratio of brokered certificates of deposits to total deposits was 32.3%. We will continue to use brokered deposits in specific maturity periods needed to effectively mitigate interest rate risk measured through our asset/liability management process and support asset growth initiatives while taking into consideration our operating goals and desired level of usage of brokered certificates of deposit. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of brokered certificates of deposit.
FHLB Advances and Other Borrowings. As of September 30, 2014, FHLB advances and other borrowings increased by $11.0 million, or 92.2%, to $22.9 million from $11.9 million at December 31, 2013. The primary reason for the increase in other borrowings was due to the previously announced issuance of $15.0 million in subordinated debt.
On August 26, 2014, we entered into Subordinated Note Purchase Agreements with three accredited investors under which we issued an aggregate of $15.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of September 1, 2024 and will bear interest at a fixed rate of 6.50% per annum for the first five years of the instrument. From and including September 1, 2019 to the maturity date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month LIBOR rate plus 470 basis points, payable quarterly in arrears.
We will pay approximately $13.5 million of the net proceeds from the Notes as the cash portion of the merger consideration in our acquisition of Aslin Group and its subsidiary, Alterra Bank. We also plan to retain a portion of the net proceeds to increase our regulatory capital and for general corporate purposes.

Asset Quality
Non-performing Assets. Our total impaired assets consisted of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$507	$339
Commercial real estate - non-owner occupied	274	283
Construction and land development	5,026	5,422
Multi-family	20	31
1-4 family	366	521
Total non-accrual commercial real estate	6,193	6,596
Commercial and industrial	8,749	8,011
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	132	453
Other	763	795
Total non-accrual consumer and other loans	895	1,248
Total non-accrual loans and leases	15,837	15,855
Foreclosed properties, net	106	333
Total non-performing assets	15,943	16,188
Performing troubled debt restructurings	556	371
Total impaired assets	$16,499	$16,559

Total non-accrual loans and leases to gross loans and leases	1.52%	1.61%
Total non-performing assets to total loans and leases plus other real estate owned	1.53	1.65
Total non-performing assets to total assets	1.12	1.28
Allowance for loan and lease losses to gross loans and leases	1.34	1.42
Allowance for loan and lease losses to non-accrual loans and leases	87.96	87.68
As of September 30, 2014 and December 31, 2013, $7.2 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively.
A summary of our non-accrual loan and lease activity from December 31, 2013 through September 30, 2014 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$15,855
Loans and leases transferred to non-accrual status	2,889
Non-accrual loans and leases returned to accrual status	(228)
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	—
Cash received and applied to principal of non-accrual loans and leases	(2,679)
Non-accrual loans and leases as of the end of the period	$15,837

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of September 30, 2014, non-performing assets as a percentage of total assets declined to 1.12% from 1.28% at December 31, 2013. This is primarily due to cash collections on previously identified impaired loans, partially offset by the identification of a new impaired loan. Total non-performing assets to total loans and leases and foreclosed properties as of September 30, 2014 and December 31, 2013 were 1.53% and 1.65%, respectively. We believe the decline in this ratio provides insight as to our success in working problem assets through the entire process and mitigating further losses.

We also monitor early stage delinquencies to assist in the identification of potential future problems. As of September 30, 2014, the payment performance did not point to any new areas of concern, as approximately 99% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established credit quality indicator categories. We are seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current level of non-accrual loans, any improvement in reducing this balance further will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances; however, we may experience some volatility in this trend from time to time.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2014	2013	2013
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$15,347	$9,272	$8,200
Impaired loans and leases with impairment reserves required	1,046	1,242	8,026
Total impaired loans and leases	16,393	10,514	16,226
Less:
Impairment reserve (included in allowance for loan and lease losses)	411	730	402
Net impaired loans and leases	$15,982	$9,784	$15,824
Average impaired loans and leases	$14,940	$12,848	$12,084
Foregone interest income attributable to impaired loans and leases	$657	$720	$887
Less: Interest income recognized on impaired loans and leases	311	206	221
Net foregone interest income on impaired loans and leases	$346	$514	$666

Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2013	$333
Loans transferred to foreclosed properties	—
Payments to priority lien holders of foreclosed properties	—
Proceeds from sale of foreclosed properties	(232)
Net gain on sale of foreclosed properties	9
Impairment valuation	(4)
Foreclosed properties as of September 30, 2014	$106

Allowance for loan and lease losses. The allowance for loan and lease losses as a percentage of gross loans and leases was 1.34% as of September 30, 2014 and 1.42% as of December 31, 2013. Consistent with the continued improved asset quality trends, management has determined a lower level of required reserves for probable loans and lease losses was warranted. During the nine months ended September 30, 2014, we recorded net recoveries on impaired loans and leases of approximately $29,000, comprised of $2,000 of charge-offs and $31,000 of recoveries. During the nine months ended September 30, 2013, we recorded net charge-offs on impaired loans and leases of approximately $458,000, comprised of $794,000 of charge-offs and $336,000 of recoveries.
Based upon our observations in our primary market areas, commercial real estate values have generally stabilized, which significantly reduced our level of required charge-offs, as collateral dependent loans are reflected at their net realizable values. Nevertheless, we may continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $13.9 million, or 1.34% of total loans and leases, was appropriate as of September 30, 2014. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and leases losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of September 30, 2014 and December 31, 2013, our allowance for loan and lease losses to total non-accrual loans and leases was 87.96% and 87.68%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are reasonably certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount to recognize the loan or lease at its net realizable value. As part of the underwriting process, as well as our ongoing credit management efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality continues to improve, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2014.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Allowance at beginning of period	$14,015	$15,202	$13,901	$15,400
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	(135)	—	(735)
Construction and land development	—	—	—	(8)
Multi-family	—	—	—	—
1-4 family	—	—	—	(33)
Commercial and industrial	—	—	—	(14)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	—	—	—
Other	(2)	—	(2)	(4)
Total charge-offs	(2)	(135)	(2)	(794)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	—	8	—
Commercial real estate — non-owner occupied	—	1	4	61
Construction and land development	—	1	—	255
Multi-family	—	—	—	—
1-4 family	3	3	8	7
Commercial and industrial	—	3	1	4
Direct financing leases	—	—	—	5
Consumer and other
Home equity and second mortgages	3	1	10	4
Other	—	—	—	—
Total recoveries	6	9	31	336
Net recoveries (charge-offs)	4	(126)	29	(458)
Provision for loan and lease losses	(89)	109	—	243
Allowance at end of period	$13,930	$15,185	$13,930	$15,185
Annualized net recoveries (charge-offs) as a % of average gross loans and leases	—%	(0.05)%	—%	(0.07)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2014 were the interest payments due on subordinated and junior subordinated notes. In July 2014, FBB declared a dividend in the amount of $2.0 million bringing year-to-date dividend declarations to $6.0 million through September 30, 2014. During the year ended December 31, 2013, FBB declared and paid dividends totaling $8.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities fair value and our unencumbered pledged loans. As of September 30, 2014 and December 31, 2013, our immediate on-balance-sheet liquidity was $374.6 million and $272.6 million, respectively. At September 30, 2014 and December 31, 2013, the Banks had $145.0 million and $53.0 million on deposit with the FRB, respectively. This elevated level of liquidity as of September 30, 2014 is primarily the result of certain clients depositing significant balances with us late in the quarter due to independent business events. The deposit inflows are transactional in nature and therefore management does not expect to retain a majority of these balances going forward. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $410.1 million of outstanding brokered deposits at September 30, 2014, compared to $393.5 million of brokered deposits as of December 31, 2013, which represented 32.3% and 34.8%, respectively, of the ending balance of total deposits. We are committed to our continued efforts to raise in-market deposits. However, when appropriate, we will use brokered certificates of deposits to fund fixed rate loans while maintaining an acceptable level of brokered deposits to total deposits. Brokered certificates of deposit are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate brokered deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use brokered deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of brokered deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of September 30, 2014 and December 31, 2013.
The Banks were able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards during the nine-month period ended September 30, 2014. In the event there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2014, the available liquidity was well in excess of the stated minimum and was equal to approximately 79 months of maturities primarily due to the aforementioned temporarily elevated liquidity held as excess balances at the FRB. We expect this coverage to return to recent levels in subsequent quarters as the elevated liquidity moves off balance sheet into our trust and investment services business or leaves the Corporation. As on-balance-sheet liquidity is utilized to fund growth, asset quality continues to improve and the ratio of in-market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of brokered certificates of deposits in the event of a disruption in the brokered market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of September 30, 2014, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2014 has not changed materially since December 31, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Principal Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Prior to the completion of the merger on November 1, 2014, we and Aslin Group operated independently. It is possible that the process of integrating our operations or other factors could result in the loss or departure of key employees, the disruption of our ongoing business or that of Alterra Bank or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Aslin Group prior to the merger could choose to discontinue their relationships with the combined company post-merger because they prefer doing business with Aslin Group or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on us for an undetermined period of time.
Our results of operations after the merger may be affected by factors different from those that affected our results of operations prior to the merger.
Prior to the merger, our business and that of Aslin Group differed in certain respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common stock may be affected by factors different from those which affected our independent results of operations. In addition, we and Aslin Group each agreed to take certain actions prior to the closing of the merger, which may adversely affect the combined company.
The combined company has incurred, and may continue to incur, substantial expenses related to the merger.
The combined company has incurred, and may continue to incur, substantial expenses in connection with completing the merger. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our combination expenses. Many of the expenses to be incurred, by their nature, are difficult to estimate. Due to these factors, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses. As a result of these expenses, we expect to take further charges against our earnings. The charges remaining to be taken in connection with the merger are expected to be fully incurred prior to December 31, 2014 and may be significant, although the aggregate amount and timing of such charges remain uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	$—
August 1, 2014 - August 31, 2014	8,495	$44.52	—	$—
September 1, 2014 - September 30, 2014	—	$—	—	$—
Total	8,495	$—	—	$—

(1)	The shares in this column represent the 8,495 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

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

4.1	Form of Fixed to Floating Rate Subordinated Note due September 1, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 26, 2014)

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed August 26, 2014)

10.2
Offer letter between the First Business Financial Services, Inc. and David R. Papritz accepted September 5, 2014 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 9, 2014)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
November 3, 2014	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

November 3, 2014	/s/ David R. Papritz
David R. Papritz
Chief Financial Officer

November 3, 2014	/s/ James F. Ropella
James F. Ropella
Senior Vice President

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

4.1	Form of Fixed to Floating Rate Subordinated Note due September 1, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 26, 2014)

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed August 26, 2014)

10.2
Offer letter between the First Business Financial Services, Inc. and David R. Papritz accepted September 5, 2014 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 9, 2014)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Unaudited Consolidated Financial Statements+

+	Submitted electronically with this Quarterly Report.