Form 10-K
period 2014-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2015-03-06
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $185.5 million.

As of March 3, 2015, 4,337,476 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2015 are incorporated by reference into Part III hereof.

1

2

PART I.

Item 1. Business

BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and engaged in the commercial banking business through our three wholly-owned bank subsidiaries, First Business Bank (“FBB”), headquartered in Madison, Wisconsin, First Business Bank-Milwaukee (“FBB-Milwaukee”) headquartered in Brookfield, Wisconsin, and Alterra Bank (“Alterra”), headquartered in Leawood, Kansas (together with FBB and FBB-Milwaukee, collectively referred to as the “Banks”). All of our operations are conducted through the Banks and certain subsidiaries of FBB. The Banks operate as business banks focusing on delivering a full line of commercial banking products, including commercial loans and commercial real estate loans, and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Banks generally target businesses with annual sales between $2.0 million and $75.0 million. Because of their focus on business banking, the Banks do not utilize an extensive branch network to attract retail clients and, to supplement their business banking deposit base, the Banks utilize wholesale funding alternatives to fund a portion of their assets. As of December 31, 2014, on a consolidated basis, we had total assets of $1.629 billion, total gross loans and leases of $1.282 billion, total deposits of $1.438 billion and total stockholders’ equity of $137.7 million.

Our Business Lines

Commercial Lending

We strive to meet the specific commercial-lending needs of small- to medium-sized companies in our target market areas of Wisconsin, Kansas and Missouri, primarily through lines of credit for working capital needs and term loans to businesses with annual sales between $2.0 million and $75.0 million. Through FBB, we have a strong presence in Madison and its surrounding areas. In 2000, we opened FBB-Milwaukee to take advantage of the strong commercial base located in Milwaukee and the surrounding communities. In 2006, FBB opened a loan production office in Appleton to take advantage of the strong commercial environment in Northeast Wisconsin. Since then, FBB opened additional loan production offices in Oshkosh and Green Bay. In 2014, FBB-Milwaukee opened a loan production office in Kenosha, further expanding in the southeastern area of Wisconsin. Also in 2014, we acquired Aslin Group, Inc. and its bank subsidiary Alterra to add an established business focused team serving similar sized businesses in the Kansas City metropolitan area, a new geographic region for us.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables and equipment. We also originate loans secured by commercial real estate, including non-residential owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2014, our commercial real estate and commercial loans, excluding asset-based lending and equipment financing, represented approximately 81.2% of our total gross loans and leases receivable.
Asset-Based Financing
First Business Capital Corp. (“FBCC”), a wholly-owned subsidiary of FBB, is focused on asset-based lending to small- to medium-sized companies. With its sales offices located in several states, FBCC does not limit itself to conducting business in Wisconsin.
FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions (e.g., leveraged or management buyouts), capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, FBCC is positioned to provide cost-effective financing solutions to companies with annual sales between $2.0 million and $75.0 million who do not have the established stable cash flows necessary to qualify for traditional commercial lending products. Asset-based lending generally has higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2014, our asset-based lending business line represented 12.8% of our total gross loans and leases receivable.

First Business Factors (“FBF”), a division of FBCC, provides funding to clients by purchasing accounts receivable from them on a full recourse basis and advances up to 85% of the purchased receivable. FBF provides competitive rates to clients starting up, seeking growth and needing cash flow support, or who are experiencing financial issues. Factored receivable arrangements typically have contracts of one to two years. Similar to asset-based lending, factoring generally has higher yields than traditional commercial lending, and complements our traditional commercial portfolio. The purchase of the accounts receivable on a full recourse basis mitigates our risk. We believe purchasing accounts receivable from our clients on a full recourse basis is a complimentary line of business to our other credit granting lines of business, and we believe we will continue to grow this business line in the future. FBF is headquartered in Chicago, Illinois and primarily focuses on businesses in the Midwest. As of December 31, 2014, our factored receivable financing business line represented less than 1% of our total gross loans and leases receivable.
Equipment Financing
First Business Equipment Finance, LLC (“FBEF”), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including leases and loans, to address the financing needs of commercial clients in a variety of industries. FBEF’s focus includes manufacturing equipment, industrial assets, and construction and transportation equipment, in addition to a wide variety of other commercial equipment. These financings generally range between $1.0 million and $10.0 million with terms of 36 to 84 months. We believe that we will continue to grow this business line primarily through our existing offices in Wisconsin. As of December 31, 2014, our equipment financing business line represented approximately 4.5% of our total gross loans and leases receivable.
Small Business Administration (SBA) Lending
Alterra is an active SBA lender and was designated as an “SBA Preferred Lender” in 2014. Since 2012, Alterra has ranked first among all SBA lenders in the Kansas City SBA district measured by loan volume according to data published by the SBA.
The SBA guarantees loans originated by lenders to small business borrowers that meet its underwriting guidelines. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored and serviced according to the SBA’s Standard Operating Procedures. Generally, the SBA provides a guaranty to the lender ranging from 50% to 85% of principal and interest as an inducement to the lender to originate the loan.

The majority of the Corporation’s SBA loans are originated using the 7(a) term loan program. This program typically provides a guaranty of 75% of principal and interest. In the event of default on the loan, the bank can request that the SBA purchase the guaranteed portion of the loan for an amount equal to outstanding principal plus accrued interest. In addition, the SBA will share on a pro-rata basis in costs of collection as well as proceeds of liquidation. The Corporation intends to leverage Alterra’s expertise and capacity to package, underwrite, process, service, and liquidate, if necessary, all SBA loans throughout the Corporation’s other locations.

SBA lending is designed to generate new business opportunities for the Corporation by meeting the needs of clients whose borrowing needs cannot be met with conventional loans. The Corporation earns income from the note rate of interest, generally a variable rate, and by gathering deposits from and providing other services to these clients. In addition, Alterra’s SBA strategy, which we intend to implement for the entire Corporation, generates significant non-interest income from two primary sources. First, Alterra sells the guaranteed portion of its SBA loans to aggregators who securitize the assets for sale in the secondary market and receives a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, Alterra receives servicing income from the holder of the securitized asset. Whereas past practices of Alterra have been to sell all guaranteed portions of originated SBA loans, the Corporation’s future practice will include an evaluation of each loan before designating the loan as held for sale.

Treasury Management Services

The Banks provide comprehensive services for commercial clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, fraud protection, information reporting, reconciliation and data integration solutions. The Banks also offer a variety of deposit accounts and balance optimization solutions. As we continue to seek to diversify our income and increase our non-interest income, we have focused on increasing sales of these services and have emphasized these offerings with new and existing business clients.

Trust and Investment Services

FBB, through its First Business Trust & Investments (“FBTI”) division, acts as fiduciary and investment manager for individual and corporate clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBTI has full fiduciary powers and offers trust, estate, financial planning and investment services, acting in a trustee or agent capacity as well as Employee Benefit/Retirement Plan services. FBTI also provides brokerage and custody-only services, for which it administers and safeguards assets but does not provide investment advice. At December 31, 2014, FBTI had $959.7 million of assets under management and administration.

Competition

The Banks encounter strong competition in attracting commercial loan, asset-based lending, factoring, equipment finance, SBA lending and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, credit unions exempt from income taxes operate in the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. We believe that the strength of our executive management team, the experience and capabilities of our front-line banking professionals, the range and quality of the products that we offer and our emphasis on building long-lasting relationships sets us apart from our competitors.

Employees

At December 31, 2014, we had 231 employees equating to approximately 215 full-time equivalent employees. We believe that our relationship with our employees is good. At December 31, 2014, none of our employees were represented by a union or subject to a collective bargaining agreement.

Our Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison, Wisconsin and the surrounding area. FBB’s business lines include commercial loans, commercial real estate loans, equipment loans and leases and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB also offers trust and investment services through First Business Trust & Investments, a division of FBB. FBB has three loan production offices in the Northeast Region of Wisconsin serving Appleton, Oshkosh, and Green Bay and their surrounding areas.

FBB has four wholly-owned subsidiaries:

•
First Business Capital Corp., is an asset-based commercial lending company specializing in providing lines of credit, factored receivable financing and term loans secured by accounts receivable, inventory, equipment and real estate assets, primarily to manufacturers and wholesale distribution companies located throughout the country, with a concentration in the Midwest. FBCC was established in 1995 and has sales offices in several states.

•
First Business Equipment Finance, LLC is a commercial equipment finance company offering a full array of finance and leasing options to commercial clients of which the largest percentage are currently located in Wisconsin. It offers new and replacement equipment loans and leases, debt restructuring, consolidation, and sale-lease-back transactions through its primary banking locations in Wisconsin.

•
Rimrock Road Investment Fund, LLC (“Rimrock”), formerly known as FBB Real Estate, LLC, is a limited liability company originally established for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits.

•	First Madison Investment Corp. (“FMIC”) is located in and formed under the laws of the state of Nevada, and was organized for the purpose of managing a portion of FBB’s investment portfolio.

As of December 31, 2014, FBB had total gross loans and leases of $956.5 million, total deposits of $1.034 billion and total stockholders’ equity of $119.5 million.

First Business Bank-Milwaukee

FBB-Milwaukee is a state bank chartered in 2000 in Wisconsin. We formed FBB-Milwaukee to focus on commercial banking in the greater Milwaukee market area. Like FBB, FBB-Milwaukee’s business lines include commercial loans, commercial real estate loans and treasury management services for similar sized businesses as those served by FBB. FBB-Milwaukee offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB-Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB-Milwaukee has one loan production office in Kenosha, Wisconsin and one wholly-owned subsidiary, FBB-Milwaukee Real Estate, LLC (“FBBMRE”), which is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings.

As of December 31, 2014, FBB-Milwaukee had total gross loans of $128.3 million, total deposits of $212.6 million and total stockholders’ equity of $17.7 million.

Alterra Bank

Alterra is a state bank chartered in 1847 in Kansas. Previously known as 1st Financial Bank, Alterra was recapitalized and rebranded as a business-focused bank in April 2010, at which time a new management team reduced legacy problem assets, restored profitability and significantly grew the loan portfolio. We acquired Alterra through the acquisition of its parent, Aslin Group, Inc. on November 1, 2014 (“Alterra Transaction”) in order to gain an immediate presence in the Kansas City market. Like FBB and FBB-Milwaukee, Alterra’s business lines include commercial loans, commercial real estate loans and treasury management services for similar sized businesses as those served by FBB and FBB-Milwaukee. Alterra offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. Alterra also offers SBA financing and residential mortgage loans.

As of December 31, 2014, Alterra had total gross loans of $197.0 million, total deposits of $213.7 million and total stockholders’ equity of $33.4 million.

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

Our Market Area

Although certain of our business lines are marketed throughout the Midwest and beyond, our primary market areas lie in Wisconsin, Kansas and Missouri. Specifically, our three target market areas in Wisconsin consist of Madison and Milwaukee, and their surrounding communities, and Northeastern Wisconsin, including Appleton, Green Bay and Oshkosh, and their surrounding communities. We serve our target markets in Kansas and Missouri through our Leawood and Overland Park, Kansas offices which are located in the Kansas City metropolitan statistical area (“MSA”). Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

Madison

As the capital of Wisconsin and home of the University of Wisconsin - Madison, our Madison market, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce (more than 45% of the population of Dane County age 25 or older holds a bachelor’s degree or higher degree according to the U.S. Census Bureau, as compared to 26% for the State of Wisconsin as a whole). While the economy of the Madison market is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments, including significant concentration of insurance companies (one of which, American Family Insurance Group, is a Fortune 500 Company) and agricultural-related industries. Madison is also home to a concentration of research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as the University of Wisconsin Hospital, which provides healthcare services to South Central Wisconsin.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the Madison MSA, consisting of Dane County, Columbia County and Iowa County, had a total population of 568,593 and 229,033 total households. Since 2000, the Madison MSA has experienced population growth of 13%, compared to the State of Wisconsin's population growth rate of 6%. Due to the composition of its workforce and major economic drivers, the Madison area generally experienced fewer adverse economic effects than many other areas of the country during the period of challenging economic conditions in recent years. As of April, 2010, the five-year average median household income level in Dane County - the largest county within the Madison MSA - was $60,519, which compares favorably to the average median household income levels in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. According to preliminary Bureau of Labor Statistics data, as of December 2014, the unadjusted unemployment rate in the Madison MSA was 3.4% compared to the national unemployment rate of 5.6% and an unemployment rate in the State of Wisconsin of 5.0%. The unemployment rate in the Madison MSA improved 0.6% from December 2013, compared to the improvement in the national and Wisconsin averages, which was 0.9% and 0.8%, respectively over the same period.

Milwaukee

Our Milwaukee market, the primary commercial and industrial hub for Southeastern Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies and education. The metropolitan area ranks among the top manufacturing centers in the United States. The percentage of Milwaukee’s workforce in the manufacturing sector is one of the highest of any MSA. In addition to this strong manufacturing base, Milwaukee is home to several major hospitals, providing health services to the greater Southeastern Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-size firms with representatives in nearly every industrial classification. The Milwaukee area is also the home to six Fortune 500 companies, including Johnson Controls, Inc., Harley Davidson, Inc., Kohl’s Corporation, Rockwell Automation, Inc., ManPower Group and Northwestern Mutual.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the Milwaukee MSA, consisting of Milwaukee County, Ozaukee County, Washington County, and Waukesha County, had a total population of 1,555,908 and 615,847 total households. Since 2000, the Milwaukee MSA has experienced a population growth of 4%, compared to the State of Wisconsin’s population growth rate of 6%. As of April, 2010, the five-year average median household income level in Waukesha County - our primary market within the Milwaukee Area - was $75,064, which compares favorably to the median household income level averages in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. Despite the period of challenging economic conditions in recent years, the Milwaukee area has begun to experience improvement in its general economic climate. As of December 2014, the preliminary unadjusted unemployment rate in the Milwaukee MSA was 5.2%, compared to the national unemployment rate of 5.6% and an unemployment rate in the State of Wisconsin of 5.0%. The unemployment rate in the Milwaukee MSA improved 1.0% from December 2013, compared to the improvement in the national and Wisconsin averages, which was 0.9% and 0.8%, respectively, over the same period.

Northeastern Wisconsin

The cities of Appleton, Green Bay, and Oshkosh, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging and diversified services, with the most significant economic drivers being the manufacturing, packaging and paper goods industries. The most significant individual employers in this market include Bemis Company, Inc., a packaging company, and Oshkosh Corporation, a specialty truck manufacturer, each of which is a Fortune 500 company. As the home of the Green Bay Packers football team, tourism is also a meaningful industry in this market.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date), the three major MSAs in our Northeast Wisconsin market (Appleton, Green Bay and Oshkosh-Neenah) had a total population of 698,901 and total households of 275,674. Since 2000, these MSAs have experienced a population growth of 9%, compared to the State of Wisconsin’s population growth rate of 6%. As of April, 2010, the five-year average median household income level in Outagamie County - where our primary loan production office in this region is located - was $55,914, compared to the median household income level averages in the United States and the State of Wisconsin of $51,914 and $51,598, respectively. According to the Bureau of Labor Statistics, as of December 2014, the preliminary unemployment rate in the three major MSAs in this market ranged from 4.3% to 4.6%, compared to the national unemployment rate of 5.6% and an unemployment rate in the State of Wisconsin of 5.0%. These unemployment rates improved 0.8% from December 2013 in all three major MSAs in this market, compared to the improvement in the national and Wisconsin averages, which was 0.9% and 0.8%, respectively, over the same period.

Kansas City

Geographically located in the center of the U.S., the greater Kansas City area enjoys a vibrant and diverse economy. The metropolitan area includes 18 counties and more than 50 communities in Missouri and Kansas, including a vibrant central business district located in Kansas City, Missouri and thriving communities on both sides of the state line. The area is known for the diversity of its economic base, with major employers in manufacturing and distribution, architecture and engineering, technology, telecommunications, financial services and bioscience as well as local government and higher education. Kansas City is consistently one of the fastest growing major job markets in the Midwest, and offers lower costs of living than most major metropolitan areas. There are 12 Fortune 1000 companies headquartered in greater Kansas City, including Sprint, Garmin, H&R Block, and Cerner. In addition, more than 50 Fortune 100 companies have a significant presence in the community, including Ford and General Motors, both of whom operate assembly plants in greater Kansas City. The area offers a thriving environment for entrepreneurship and is consistently ranked as one of the best places to start a business. Kansas City is also home to the Ewing Marion Kauffman Foundation, the largest private foundation in the world dedicated to advancing entrepreneurship.

According to the U.S. Census Bureau, as of April 1, 2010 (the 2010 Census Date,) the Kansas City MSA, consisting of Bates, Caldwell, Cass, Clay, Clinton, Jackson, Lafayette, Platte and Ray Counties in Missouri and Johnson, Leavenworth, Linn, Miami and Wyandotte Counties in Kansas, had a total population of 2,035,334 and 970,069 households. Since 2000, the Kansas City MSA has experienced population growth of 18%, compared to population growth of 7% in Missouri and 6% in Kansas. As of April, 2010, the five-year average median household income in the MSA was $68,846 compared to $51,914 for the U.S. and $47,380 and $51,332 for Missouri and Kansas, respectively. Due to its diverse economy, the Kansas City region generally exhibits less volatility during any economic cycle, and this was true during the recessionary period beginning in 2008. According to data published by the Bureau of Labor Statistics, the unemployment rate in the Kansas City MSA reached a peak of 9.6% in January, 2011, and has since declined to pre-recession levels. As of December, 2014, the unemployment rate for the Kansas City MSA was 5.0%, below the national unemployment of 5.6%.

Executive Officers of the Registrant

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 52, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiaries FBCC and First Madison Investment Corp. Mr. Chambas has over 25 years of commercial banking experience. Prior to joining FBFS, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

David A.Papritz, age 52, served as Chief Financial Officer from September 23, 2014 through January 30, 2015 when he resigned for personal reasons. Prior to joining FBFS Mr. Papritz was Group Senior Vice President and Director of Corporate Development and Investor Relations with Rosemont, Illinois based Taylor Capital Group, Inc. from 2013 until it was acquired by a third-party financial institution in August 2014. He also previously served as Managing Director in the Financial Institutions Group of Raymond James & Associates' Chicago office from September 2007 to March 2013 and Group Senior Vice President with Chicago-based LaSalle National Corporation/ABN Amro North America from June 1987 to January 2007, with responsibilities including mergers and acquisitions, financial analysis, human resources and management of the retail mortgage origination channel.

James F. Ropella, age 55, has served as Senior Vice President and Chief Financial Officer of FBFS since September 2000. Mr. Ropella also serves as the Chief Financial Officer of each of the Banks. He also currently serves as a director of our subsidiaries First Madison Investment Corp. and Alterra. Mr. Ropella has over 30 years of experience in finance and accounting, primarily in the banking industry. Prior to joining FBFS, Mr. Ropella was Treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as U.S. Bancorp. On December 30, 2014, Mr. Ropella announced his plans to delay his previously announced retirement and assume the role of interim Chief Accounting Officer and on January 29, 2015 he also agreed to resume his role as Chief Financial Officer due to the resignation of David R. Papritz who had been named as Chief Financial Officer to succeed Mr. Ropella. In order to ensure a smooth transition, Mr. Ropella will remain in his position at FBFS as we conduct a thorough search for his replacement. We anticipate establishing a longer-term consulting arrangement with Mr. Ropella following his retirement.

Michael J. Losenegger, age 57, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Chief Credit Officer of the Banks. He also currently serves as a director for our subsidiaries FBCC, FBEF and FBB-Milwaukee. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS’s Chief Operating Officer since September 2006. Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 25 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 61, has served as FBFS’s General Counsel since June 2008 and as Senior Vice President/Corporate Secretary since December 2007. Ms. Conley also serves as General Counsel, Senior Vice President and Corporate Secretary of the Banks. She has also served as a Director of FBCC since June 2009. Ms. Conley has over 30 years of experience in commercial banking. Directly prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 50, has served as Senior Vice President-Human Resources & Administration of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 20 years.

Mark J. Meloy, age 53, has served as President and Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He currently serves as CEO of FBEF. He also currently serves as a director of our subsidiaries FBB and FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 63, has served as President of FBB’s Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust services, investment management, mutual fund management and brokerage services. Prior to joining FBFS, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 61, has served as the President and Chief Executive Officer of FBCC since January 2006. He also serves as a director for FBCC. Mr. Batson has over 30 years of experience in asset-based lending. Directly prior to joining FBCC, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.

David J. Vetta, age 60, has served as President and Chief Executive Officer of FBB-Milwaukee since January 2007. He also serves as a director for FBB-Milwaukee. Prior to joining FBB-Milwaukee, Mr. Vetta was Managing Director at JP Morgan Asset Management since 1992 overseeing National Institutional Investment Sales teams and the Regional Private Client Group, while serving as a member of the executive committee. Mr. Vetta was affiliated with JP Morgan Chase and its predecessor companies in various other roles from 1976 to 1992.

Pamela R. Berneking, age 55, has served as President and Chief Executive Officer of Alterra since April 2010. She also serves as a director for Alterra. Prior to joining Alterra, Ms. Berneking was Regional President at M&I Bank, now known as BMO Harris Bank, in Kansas City, Missouri since 2006. Prior to her position with M&I Bank she was employed by Gold Bank in Kansas City Missouri, which was acquired by M&I Bank, since 2001. Ms. Berneking’s final position at Gold Bank was Regional President, Missouri.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Division of Banking of the Wisconsin Department of Financial Institutions (“WDFI”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Bureau of Consumer Financial Protection (“CFPB”). Our acquisition of Alterra in Leawood, Kansas, a Kansas state member bank, added the Office of State Bank Commissioner of Kansas (“OSBC”) to our list of bank regulatory agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
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

Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.
Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of FBFS and the Banks.
The Increasing Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
FBFS and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-in period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier I Capital subject to certain restrictions. Because we had assets of less than $15 billion, we are able to maintain our trust preferred proceeds as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.
The minimum capital standards effective for the year ended December 31, 2014 were:

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

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.
The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.
Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
As of December 31, 2014: (i) none of the Banks were subject to a directive from its regulatory agencies to increase capital; and (ii) the Banks were each “well-capitalized,” as defined by FDIC and Federal Reserve regulations. As of December 31, 2014, FBFS had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
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
U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).
The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
As of January 1, 2015, the Basel III Rule requires:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.
In addition, institutions that seek the freedom to make capital distributions (including dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like FBFS and the Banks to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. FBFS and the Banks expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.
Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and FBFS and the Banks are currently in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.
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
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow us to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
The BHCA limits the amount of our investment in any company that is not a bank and our ability to engage in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This limitation is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking. . . as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have not elected to operate as a financial holding company.
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the Banks’ appropriate federal regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporation Law, which prohibit us from paying dividends if such payment would: (i) render us unable to pay our debts as they become due in the usual course of business, or (ii) result in our assets being less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “The Increasing Regulatory Emphasis on Capital” above.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, FBFS is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Banks
General. The Banks are state-chartered banks, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As Wisconsin-chartered FDIC-insured banks, FBB and FBB-Milwaukee are subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks. FBB and FBB-Milwaukee are not members of the Federal Reserve System (“non-member banks”). Alterra, acquired November 1, 2014, is subject to examination, supervision, reporting and enforcement requirements of the OSBC and is a member of the Federal Reserve System, making the Federal Reserve its primary federal regulator. The Banks are members of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

FBB has total assets of greater than $1 billion, and as a result is subject to further reporting requirements under FDIC rules, specifically 12 C.F.R. Part 363 (“Annual Independent Audits and Reporting Requirements”). Pursuant to these rules, management prepares a report that contains an assessment by management of the effectiveness of our internal control structure and procedures for financial reporting as of the end of the fiscal year. FBB is also required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting that includes the Reports of Condition and Income (a so-called “Call Report”) and/or our FR Y-9C report. In accordance with FDIC rules, we will satisfy these requirements on behalf of FBB.
Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Banks’ FDIC deposit insurance premiums could increase.
FICO Assessments.   In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.620 basis points (62 cents per $100 of assessable deposits).
Supervisory Assessments. All state-chartered banks are required to pay supervisory assessments to the chartering authority to fund their respective operations. The amount of the assessment is calculated on the basis of total assets. During the year ended December 31, 2014, FBB and FBB - Milwaukee paid supervisory assessments to the WDFI totaling $47,000 and $9,700, respectively, and Alterra paid $36,000 to the OSBC.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
Dividend Payments. Under Wisconsin banking law, FBB and FBB-Milwaukee generally may not pay dividends in excess of their respective undivided profits, and if dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, they may not declare or pay any dividend in the current year that exceeds year-to-date net income. The current dividends of any Kansas-chartered bank must be paid from undivided profits after deducting losses, to be ascertained by generally accepted accounting principles at the time of making such dividend. The directors of Alterra may declare dividends from the undivided profits, but before the declaration of any dividend Alterra must transfer 25% of its net profits since the last preceding dividend to its surplus fund, until the surplus fund equals the total capital stock.
The various bank regulatory agencies have authority to prohibit banks under their jurisdiction from engaging in an unsafe or unsound practice. Under certain circumstances, the payment of a dividend by any of the Banks could be considered an unsafe or unsound practice. In the event that: (i) the FDIC or the WDFI or OSBC increase minimum required levels of capital; (ii) the total assets of the Bank increases significantly; (iii) the income of the Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the board of directors of the Bank may decide or be required by the FDIC or the WDFI or OSBC to retain a greater portion of the Bank’s earnings, thereby reducing or eliminating dividends.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “The Increasing Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. FBFS and the Banks are reviewing their liquidity risk management policies in light of the LCR and NSFR.
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
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority. The Banks have the authority under Wisconsin and Kansas laws to establish branches anywhere in their home state, subject to receipt of all required regulatory approvals.
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging banks to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.
Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2.7 million plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Federal Home Loan Bank System. FBB and FBB-Milwaukee are members of the Federal Home Loan Bank of Chicago and Alterra is a member of the Federal Home Loan Bank of Topeka (collectively, the “FHLB”), which serve as central credit facilities for their members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. They make loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements. The Community Reinvestment Act requires each Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Banks’ effectiveness in meeting its Community Reinvestment Act requirements.
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
Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit bank levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.
Consumer Financial Services
The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Banks, will continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. Due to our limited consumer mortgage portfolio, we do not currently expect these provisions to have a significant impact on our operations; however, additional compliance resources will be needed to monitor changes.
Additional Constraints on FBFS and the Banks
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013. This amendment impacted us favorably as an issuer of TruPS CDOs.
Although the Volcker Rule has significant implications for many large financial institutions, we do not currently anticipate that it will have a material effect on our operations or on those of the Banks. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on us, the Banks, our clients or the financial industry more generally, cannot be determined.

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
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, deteriorates, our borrowers may experience difficulties in repaying their loans and leases, and the level of nonperforming loans and leases, charge-offs and delinquencies could rise and require increases in the provision for loan and lease losses, which would cause our net income and return on equity to decrease.
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
At December 31, 2014, our allowance for loan and lease losses as a percentage of total loans and leases was 1.12% and as a percentage of total nonperforming loans and leases was 146.3%. Although management believes that the allowance for loan and lease losses is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-accrual loans or to properties acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, financial condition and results of operations.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At December 31, 2014 we had $811.8 million of commercial real estate loans, which represented 63.3% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.

A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2014, approximately 32.5%, or $416.7 million, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2014, our nonperforming loans totaled $9.8 million, or 0.76% of our gross loan and lease portfolio, and our nonperforming assets (which include nonperforming loans and foreclosed properties) totaled $11.5 million, or 0.70% of total assets.
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These nonperforming loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Real estate construction and land development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction and land development loans comprised approximately 9.5% of our gross loan and lease portfolio as of December 31, 2014, and such lending involves additional risks because funds are advanced upon the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
Our operations and profitability are impacted by general business and economic conditions in the United States and, to some extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally relating to the financial crises in the European Union and elsewhere, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.
Our operations are heavily concentrated in the South Central region of Wisconsin and to a lesser extent the Southeastern and Northeastern regions of Wisconsin and the greater Kansas City area and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the economy and real estate market we operate in were not affected as severely as some other areas of the United States during the challenging economic environment of recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
Among other things, our strategic plan currently calls for maintaining strong asset quality while we continue to grow, generating in-market core deposits to improve our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our market areas and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
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
To the extent that we grow through additional office openings, including our recent acquisition of Alterra, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including potential exposure to unknown or contingent liabilities of banks and businesses we acquire and exposure to potential asset quality issues of the acquired bank or related business.
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
In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). The Basel III Rule became effective on January 1, 2015 with a phase-in period through January 1, 2019 for many of the changes.
The Basel III Rule not only increased most of the required minimum regulatory capital ratios, it introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expanded the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.
Although we believe we are currently in compliance with the Basel III Rule, implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management has been actively reviewing and monitoring the implementation of these provisions, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, although we believe we are currently in compliance with these provisions, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Financial Crimes Enforcement Network. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations.
If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan which would negatively impact our financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of customer deposits, which we supplement with other sources such as wholesale deposits made up of brokered deposits and deposits gathered through internet listing services. Such account and deposit balances can decrease when clients perceive alternative investments as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our in-market deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.

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

On February 20, 2014, Mr. James F. Ropella, our Senior Vice President and Chief Financial Officer announced his plans to retire from his position during the fourth quarter of 2014.  Mr. Ropella’s successor, David A. Papritz, was named in September 2014 and subsequently resigned in January 2015. Mr. Ropella agreed to delay his retirement and fill the position of Chief Financial Officer as we conduct a thorough search for Mr. Papritz’s replacement, and we anticipate establishing a longer-term consulting arrangement with Mr. Ropella following his retirement.  There can be no guarantee that we will find a suitable successor by the fourth quarter of 2015.  Additionally, the search for a successor will require time and focus from our senior management and board of directors, which could affect our business if we fail to pursue other beneficial opportunities due to the demands of conducting such a search.

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
Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

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
As of December 31, 2014, the fair value of our securities portfolio was approximately $186.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract quality clients and distinguish one financial institution from another include value-added relationships, interest rates and rates of return, types of accounts, service fees, flexibility, and quality of service.
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than we do. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our target markets. Furthermore, tax-exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for non-banks to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
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
Employee errors and employee and client misconduct, including the improper disclosure or use of client information, could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors or misconduct could also subject us to financial claims for negligence.
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
Our information systems may experience an interruption or breach in security and cyber-attacks, all if which could have a material adverse effect on our business.
The Corporation relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  Additionally, in the normal course of business, the Corporation collects, processes and retains sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to our systems).  These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions have increased, and the sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from FFIEC, the Corporation has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.
The Corporation also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Corporation does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our reputation could be affected, which could also have a material adverse effect on our business, financial condition or results of operations.
We are dependent upon outside third parties for the processing and handling of our records and data.
We rely on software developed by third-party vendors to process various transactions.  In some cases, we have contracted with third parties to run their proprietary software on our behalf.  These systems include, but are not limited to, general ledger, payroll, wealth management record keeping and securities portfolio management.  While we perform a review of controls instituted by the vendor over these programs in accordance with industry standards and institute our own controls, we must rely on the expertise of outside parties for the security of our records and data, including our customer data.  We may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to the systems.  Such disruption or breach of security may have a material adverse effect on our financial condition and results of operations.
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
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties could make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If fiduciary investment decisions are not appropriately documented to justify action taken or trades are placed incorrectly, among other possible claims, and if these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition and results of operations.

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
We may fail to realize all of the anticipated benefits of the merger with Aslin Group.

The success of the merger will depend, in part, on our ability to successfully combine Aslin Group’s organization, including the operations of Alterra, into our own. If we are not able to achieve this objective, the anticipated benefits of the merger may not be realized fully or at all or may take longer than expected to be realized.
Prior to the completion of the merger on November 1, 2014, we and Aslin Group operated independently. It is possible that the process of integrating our operations or other factors could result in the loss or departure of key employees, the disruption of our ongoing business or that of Alterra or inconsistencies in standards, controls, procedures and policies, including the manner in which Alterra manages its SBA lending business. It is also possible that clients, customers, depositors and counterparties of Aslin Group prior to the merger could choose to discontinue their relationships with the combined company post-merger which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on us for an undetermined period of time.
The combined company has incurred, and may continue to incur, substantial expenses related to the merger with Aslin Group.
The combined company has incurred, and may continue to incur, substantial expenses in connection with completing the merger with Aslin Group. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our combination expenses. Many of the expenses to be incurred, by their nature, are difficult to estimate. Due to these factors, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses. The charges to be taken in connection with the merger were principally incurred prior to December 31, 2014. The remaining costs associated with compensation expense for certain employees retained at Alterra to assist in the merger transition are immaterial and projected to finish mid-year 2015.
Potential acquisitions may disrupt our business and dilute stockholder value.

While we remain committed to organic growth, we also may consider additional acquisition opportunities involving complementary financial service organizations if the right situation were to arise. Various risks commonly associated with acquisitions, include, among other things:

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
Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. In addition, if we continue to grow the Corporation, our controls will also need to be updated to keep up with such growth. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could cause us to report a material weakness in internal control over financial reporting and conclude that our controls and procedures are not effective, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2014:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full service banking location of FBB and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full service banking location of FBB - Milwaukee	2020
11300 Tomahawk Creek Pkwy, Leawood, KS	Full service banking location of Alterra Bank	2023
As of December 31, 2014, the Corporation had loan production offices in Oshkosh, WI, Green Bay, WI, Appleton, WI and Kenosha, WI under lease agreements to facilitate additional business development opportunities. In addition, the Corporation also owns a full service branch located in Overland Park, Kansas.
For the purpose of generating business development opportunities in asset-based financing, office space is also leased in the following metropolitan areas: Minneapolis, Minnesota; Detroit, Michigan; Denver, Colorado; San Antonio, Texas; Atlanta, Georgia and Charlotte, North Carolina under shorter-term lease agreements, which generally have terms of less than one year.

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
The common stock of the Corporation is traded on the NASDAQ Global Select Market under the symbol “FBIZ.” As of February 27, 2015, there were 406 registered shareholders of record of the Corporation’s common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 585.
The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years, according to information provided by NASDAQ, and cash dividends declared in such years.

	High	Low	Dividend Declared
2014
1st Quarter	$48.14	$36.79	$0.21
2nd Quarter	49.13	39.96	0.21
3rd Quarter	48.01	40.52	0.21
4th Quarter	48.03	42.73	0.21
2013
1st Quarter	$27.99	$22.84	$0.14
2nd Quarter	30.10	25.51	0.14
3rd Quarter	33.95	29.03	0.14
4th Quarter	38.65	29.97	0.14

Stock Performance Graph
The chart shown below depicts total return to stockholders during the period beginning December 31, 2009 and ending December 31, 2014. Total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Composite, which is a broad nationally recognized index of stock performance by publicly traded companies and the SNL Bank NASDAQ , which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in FBIZ common stock and each of the three indices was $100 on December 31, 2009, and that all dividends were reinvested in FBIZ common stock.

	Year Ended December 31,
Index	2009	2010	2011	2012	2013	2014
First Business Financial Services, Inc.	$100.00	$143.37	$179.74	$253.20	$422.79	$548.80
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73

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

Equity Compensation Plan Information

The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,000	$25.00	174,769
Equity compensation plans not approved by security holders	—	—	—

Issuer Purchases of Securities

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	22,936	$45.94	—	$—
November 1, 2014 - November 30, 2014	6,208	45.40	—	—
December 1, 2014 - December 31, 2014	—	—	—	—
Total	29,144		—

(1)
All of the shares in this column represent: (i) the 10,860 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares; and (ii) 18,284 shares used to exercise stock options as part of a cashless exercise.

Item 6. Selected Financial Data
Five Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands, Except Per Share Data)
INCOME STATEMENT:
Interest income	$57,701	$53,810	$54,766	$56,217	$56,626
Interest expense	11,571	11,705	16,885	20,756	24,675
Net interest income	46,130	42,105	37,881	35,461	31,951
Provision for loan and lease losses	1,236	(959)	4,243	4,250	7,044
Non-interest income	10,103	8,442	8,699	7,060	6,743
Non-interest expense	33,785	29,188	28,076	25,977	25,465
Endowment to First Business Charitable Foundation	—	1,300	—	—	—
Goodwill impairment	—	—	—	—	2,689
Net (gain) loss on foreclosed properties	(10)	(117)	585	420	206
Income tax expense	7,083	7,389	4,750	3,449	2,349
Net income	$14,139	$13,746	$8,926	$8,425	$941

Yield on earning assets	4.45%	4.52%	4.86%	5.22%	5.39%
Cost of funds	1.07%	1.18%	1.75%	2.20%	2.57%
Interest rate spread	3.38%	3.34%	3.11%	3.02%	2.82%
Net interest margin	3.56%	3.54%	3.36%	3.29%	3.04%
Return on average assets	1.04%	1.10%	0.75%	0.75%	0.09%
Return on average equity	11.78%	13.12%	12.65%	14.03%	1.67%
ENDING BALANCE SHEET:
Total assets	$1,629,387	$1,268,655	$1,226,108	$1,177,165	$1,107,057
Securities	186,261	180,118	200,596	170,386	153,379
Loans and leases, net	1,266,438	967,050	896,560	836,687	860,935
Deposits	1,438,268	1,129,855	1,092,254	1,051,312	988,298
FHLB advances and other borrowings	33,994	11,936	12,405	40,292	41,504
Junior subordinated notes	10,315	10,315	10,315	10,315	10,315
Stockholders’ equity	137,748	109,275	99,539	64,214	55,335
FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to year-end loans	1.12%	1.42%	1.69%	1.66%	1.85%
Allowance to non-accrual loans and leases	146.33%	87.68%	109.05%	65.03%	42.37%
Net charge-offs to average loans and leases	0.08%	0.06%	0.35%	0.74%	0.57%
Non-accrual loans to gross loans and leases	0.76%	1.61%	1.55%	2.56%	4.37%
Average equity to average assets	8.79%	8.39%	5.96%	5.32%	5.11%
STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$3.52	$3.50	$3.30	$3.23	0.37
Diluted earnings per common share(1)	3.51	3.49	3.29	3.23	0.37
Book value per share at end of period	31.77	27.71	25.41	24.46	21.30
Tangible book value per share at end of period	29.01	27.71	25.41	24.46	21.29
Dividend declared per share	0.84	0.56	0.28	0.28	0.28
Dividend payout ratio	23.93%	16.05%	8.51%	8.67%	75.68%
Shares outstanding	4,335,927	3,943,997	3,916,667	2,625,569	2,597,820

(1)	Basic and diluted earnings per share reflect earnings per common share as calculated under the two-class method due to the existence of participating securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB, FBB - Milwaukee or Alterra, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB, FBB - Milwaukee or Alterra, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A—Risk Factors for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

OVERVIEW
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. Business lines include commercial lending, SBA lending, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is focused on local decision-making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions such as support for information technology, loan and deposit operations, finance and accounting and human resources. We believe we have a unique niche business banking model and we consistently operate within our model. This allows us to provide a great deal of expertise in offering financial solutions to our clients with an experienced staff who serve our clients on an ongoing basis.
Our 2014 strategic initiatives included, but were not limited to, maintaining strong asset quality while we continue to grow, as well as increasing the number and volume of transaction accounts in an effort to support ongoing efforts to increase fee revenue associated with treasury management services and maintaining our efficiency ratio. We have achieved success on all points of this strategic plan by posting record net income and non-GAAP pre-tax adjusted earnings while continuing to grow the balance sheet, maintaining strong asset quality, and maintaining our overall operating efficiency.
In addition, on November 1, 2014 we completed our acquisition of the Aslin Group and its banking subsidiary Alterra (the “Alterra Transaction”). As of September 30, 2014, Alterra had total assets of approximately $238.2 million. While the Alterra Transaction did not materially increase the size of the Corporation, it did affect our financial statements for the two months we operated it in 2014. We expect the Alterra Transaction will have a more significant impact in 2015 as we continue to integrate it into our operations.
In 2015, we plan to continue to diligently focus on maintaining asset quality while organically growing our loan and lease portfolio, increasing the number and volume of transaction accounts in an effort to support ongoing efforts to increase fee revenue associated with treasury management services, trust and investment services and SBA lending activity and investing in and utilizing technology to support these initiatives thereby maintaining efficiency as we grow. Our efficient operating model will remain intact; however, we believe timely investments in technology and people are imperative as we continue to scale the Corporation to keep pace with our strategic growth trajectory. We believe this strategy will continue to create opportunities to capitalize on economic expansion as well as any disruption to our competitors' businesses in our core Wisconsin and Kansas City markets. We believe significant opportunity remains for this type of organic growth in our commercial business lines, particularly within our new Kansas City market and our Milwaukee and Northeast Wisconsin markets.

OPERATIONAL HIGHLIGHTS

•	Our total assets increased to $1.629 billion as of December 31, 2014, a 28.4% increase from $1.269 billion at December 31, 2013.

•	Net income for the year ended December 31, 2014 was a record $14.1 million, 2.9% higher than the previous record of $13.7 million earned for the year ended December 31, 2013.

•	Diluted earnings per common share were $3.51 for the year ended December 31, 2014 compared to $3.49 earned in the prior year.

•	Net interest margin was 3.56% for the year ended December 31, 2014, improving 2 basis points compared to the year ended December 31, 2013.

•
Top line revenue, which consists of net interest income and non-interest income, of $56.2 million for the year ended December 31, 2014 increased 11.2% compared to $50.5 million for the same period in 2013.

•	Return on average assets and return on average equity for the year ended December 31, 2014 were 1.04% and 11.78% respectively, compared to 1.10% and 13.12% for 2013.

•
Non-GAAP pre-tax adjusted earnings, defined as pre-tax income excluding the effects of provision for loan and lease losses, other identifiable costs of credit and other discrete items unrelated to our primary business activities, increased 5.1% to a record level of $22.4 million for the year ended December 31, 2014 as compared to $21.4 million for the year ended December 31, 2013.

•	We recorded a $1.2 million provision for loan and lease losses for the year ended December 31, 2014 as compared to a negative provision of $959,000 for the year ended December 31, 2013.

•	Net loans and leases at December 31, 2014 increased $299.4 million, or 31.0%, to $1.266 billion from $967.1 million as of December 31, 2013.

•	Non-performing assets were $11.5 million and 0.70% of total assets as of December 31, 2014, compared to $16.2 million and 1.28% of total assets as of December 31, 2013.

•	Net charge-offs as a percentage of average loans was 0.08% for the year ended December 31, 2014 compared to 0.06% for the year ended December 31, 2013.

•	Trust and investment services fee income increased by $678,000, or 18.1%, to $4.4 million for the year ended December 31, 2014 compared to $3.8 million for the year ended December 31, 2013.

•
Average in-market deposits of $791.8 million, or 65.5% of total deposits, for the year ended December 31, 2014 increased 11.2%, compared to $712.3 million, or 64.4% of total deposits, for the same period in 2013.

•
Effective November 1, 2014, we completed the acquisition of the Aslin Group and its banking subsidiary Alterra with approximately $260 million in assets, $200 million in gross loans and $210 million in deposits.

RESULTS OF OPERATION
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. In 2014, top line revenue increased by approximately 11.2% from the prior year due in part to the Alterra Transaction. The components of top line revenue were as follows:

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars In Thousands)
Net interest income	$46,130	$42,105	9.6%
Non-interest income	10,103	8,442	19.7
Total top line revenue	$56,233	$50,547	11.2

	For the Year Ended December 31,
	2013	2012	Change
	(Dollars In Thousands)
Net interest income	$42,105	$37,881	11.2%
Non-interest income	8,442	8,699	(3.0)
Total top line revenue	$50,547	$46,580	8.5

Non-GAAP Pre-Tax Adjusted Earnings

Non-GAAP pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and lease losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. Even though the provision for loan and lease losses and other identifiable costs of credit are regular and normal expenses for our industry, in our judgment, the presentation of non-GAAP pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility associated with these items and other discrete items. Non-GAAP pre-tax adjusted earnings is a non-GAAP financial measure that should not be considered as an alternative to net income derived in accordance with GAAP. Our non-GAAP pre-tax adjusted earnings metric improved by 5.1% when comparing the year ended December 31, 2014 to the year ended December 31, 2013.

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars in Thousands)
Net income before taxes	$21,222	$21,135	0.4%
Add back:
Provision for loan and lease losses	1,236	(959)	NM
Net gain on foreclosed properties	(10)	(117)	NM
Endowment to First Business Charitable Foundation	—	1,300	NM
Non-GAAP pre-tax adjusted earnings	$22,448	$21,359	5.1%

	For the Year Ended December 31,
	2013	2012	Change
	(Dollars in Thousands)
Net income before taxes	$21,135	$13,676	54.5%
Add back:
Provision for loan and lease losses	(959)	4,243	NM
Net (gain) loss on foreclosed properties	(117)	585	NM
Endowment to First Business Charitable Foundation	1,300	—	NM
Non-GAAP pre-tax adjusted earnings	$21,359	$18,504	15.4%
NM = Not meaningful

Return on Average Assets and Return on Average Equity
Return on average assets (“ROAA”) was 1.04% for the year ended December 31, 2014 compared to 1.10% for the year ended December 31, 2013. The decrease in ROAA was primarily due to relatively stable net income with a larger average asset base. Net income increased 2.9% year over year, primarily due to improved net interest income and non-interest income, which reflects record trust and investment services fee income. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Return on average equity (“ROAE”) for the year ended December 31, 2014 was 11.78% compared to 13.12% for the year ended December 31, 2013. ROAE decreased as a result of relatively stable net income with a larger average equity base primarily as a result of the Alterra Transaction, in which we paid a combination of $13.5 million in cash and 360,081 shares of our common stock, which added $16.6 million million to our equity. We view ROAE as an important measurement for monitoring profitability, and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes. The table below shows our average balances, interest, average rates, net interest margin and the spread between combined average rates earned on our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances and were affected in 2014 by the November 1, 2014 closing of the Alterra Transaction.

	For the Year Ended December 31,
	2014			2013			2012
	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost
	(Dollars In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$665,213	$32,066	4.82%	$633,605	$32,021	5.05%	$583,594	$31,667	5.43%
Commercial and industrial loans(1)	332,591	19,962	6.00%	268,376	16,739	6.24%	245,706	17,916	7.29%
Direct financing leases(1)	29,395	1,367	4.65%	17,413	844	4.85%	15,873	888	5.59%
Consumer and other loans(1)	16,862	652	3.87%	16,446	634	3.86%	16,899	654	3.87%
Total loans and leases receivable(1)	1,044,061	54,047	5.18%	935,840	50,238	5.37%	862,072	51,125	5.93%
Mortgage-related securities(2)	156,144	2,894	1.85%	159,188	2,841	1.78%	171,043	3,168	1.85%
Other investment securities(3)	28,458	448	1.57%	33,990	474	1.39%	17,532	249	1.42%
FHLB and FRB stock	1,512	14	0.94%	1,402	4	0.29%	1,537	4	0.28%
Short-term investments	67,281	298	0.44%	59,737	253	0.42%	74,493	220	0.30%
Total interest-earning assets	1,297,456	57,701	4.45%	1,190,157	53,810	4.52%	1,126,677	54,766	4.86%
Non-interest-earning assets	67,507			58,536			56,313
Total assets	$1,364,963			$1,248,693			$1,182,990
Interest-bearing liabilities
Transaction accounts	$83,508	185	0.22%	$62,578	126	0.20%	$34,180	94	0.28%
Money market	493,322	2,553	0.52%	450,558	2,398	0.53%	395,259	3,023	0.76%
Certificates of deposit	60,284	536	0.89%	60,276	611	1.01%	82,430	968	1.17%
Wholesale deposits	416,202	6,196	1.49%	393,726	6,604	1.68%	400,695	8,941	2.23%
Total interest-bearing deposits	1,053,316	9,470	0.90%	967,138	9,739	1.01%	912,564	13,026	1.43%
FHLB advances	5,017	22	0.45%	6,471	13	0.19%	2,034	32	1.59%
Other borrowings	13,688	967	7.06%	12,196	842	6.90%	39,384	2,712	6.89%
Junior subordinated notes	10,315	1,112	10.78%	10,315	1,111	10.78%	10,315	1,115	10.81%
Total interest-bearing liabilities	1,082,336	11,571	1.07%	996,120	11,705	1.18%	964,297	16,885	1.75%
Non-interest-bearing demand deposit accounts	154,687			138,920			137,117
Other non-interest-bearing liabilities	7,918			8,909			11,019
Total liabilities	1,244,941			1,143,949			1,112,433
Stockholders’ equity	120,022			104,744			70,557
Total liabilities and stockholders’ equity	$1,364,963			$1,248,693			$1,182,990
Net interest income		$46,130			$42,105			$37,881
Net interest spread			3.38%			3.34%			3.11%
Net interest-earning assets	$215,120			$194,037			162,380
Net interest margin			3.56%			3.54%			3.36%
Average interest-earning assets to average interest-bearing liabilities	119.88%			119.48%			116.84%
Return on average assets	1.04%			1.10%			0.75%
Return on average equity	11.78%			13.12%			12.65%
Average equity to average assets	8.79%			8.39%			5.96%
Non-interest expense to average assets	2.47%			2.43%			2.42%

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2014 compared to the year ended December 31, 2013 and for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2014 compared to 2013				2013 compared to 2012
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(1,479)	$1,597	$(73)	$45	$(2,173)	$2,714	$(187)	$354
Commercial and industrial loans	(631)	4,005	(151)	3,223	(2,591)	1,653	(239)	(1,177)
Direct financing leases	(34)	581	(24)	523	(119)	86	(11)	(44)
Consumer and other loans	2	16	—	18	(3)	(18)	1	(20)
Total loans and leases receivable	(2,142)	6,199	(248)	3,809	(4,886)	4,435	(436)	(887)
Mortgage-related securities	109	(54)	(2)	53	(117)	(220)	10	(327)
Other investment securities	61	(77)	(10)	(26)	(5)	234	(4)	225
FHLB and FRB Stock	9	—	1	10	—	—	—	—
Short-term investments	12	32	1	45	94	(44)	(17)	33
Total net change in income on interest-earning assets	(1,951)	6,100	(258)	3,891	(4,914)	4,405	(447)	(956)
Interest-bearing liabilities
Transaction accounts	13	42	4	59	(25)	78	(21)	32
Money market	(66)	228	(7)	155	(919)	423	(129)	(625)
Certificates of deposit	(75)	—	—	(75)	(132)	(260)	35	(357)
Wholesale deposits	(743)	377	(42)	(408)	(2,220)	(156)	39	(2,337)
Total deposits	(871)	647	(45)	(269)	(3,296)	85	(76)	(3,287)
FHLB advances	15	(3)	(3)	9	(28)	70	(61)	(19)
Other borrowings	20	103	2	125	4	(1,872)	(2)	(1,870)
Junior subordinated notes	1	—	—	1	—	—	(4)	(4)
Total net change in expense on interest-bearing liabilities	(835)	747	(46)	(134)	(3,320)	(1,717)	(143)	(5,180)
Net change in net interest income	$(1,116)	$5,353	$(212)	$4,025	$(1,594)	$6,122	$(304)	$4,224

Net interest income increased by $4.0 million, or 9.6%, for the year ended December 31, 2014 compared to the same period in 2013. The increase in net interest income during the year was primarily attributable to favorable volume variances from commercial and industrial loans, commercial real estate and other mortgage loans and direct financing leases, although it was partially offset by an unfavorable rate variance on the loan and lease portfolio. The yield on average earning assets for the year ended December 31, 2014 was 4.45% compared to 4.52% for the year ended December 31, 2013. The decline in the yield on average earning assets was principally due to the overall decline in the yield on the loan and lease portfolio which declined 19 basis points to 5.18% for the year ended December 31, 2014 from 5.37% for the year ended December 31, 2013.
A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity in 2014 and 2013 they were renewed at current market rates, which were generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio continued to decline in 2014. The marketplace for commercial and industrial loans also continues to be subject to competitive pricing pressures, contributing to the decline in yield on this portfolio. Irregular prepayment activity and the associated fees collected in lieu of interest partially offset the decline in yields.

The average balance of the short-term investment portfolio was $67.3 million with a yield of 0.44% for the year ended December 31, 2014 as compared to $59.7 million with a yield of 0.42% for the year ended December 31, 2013. As we strive to reduce on-balance-sheet liquidity, we may on occasion use other sources available to us to fund asset growth. Other sources may include temporary use of FHLB short-term advances and orderly issuance of long-term wholesale certificates of deposit designed to mitigate interest rate risk as we provide fixed rate loan alternatives to our clients.
The overall weighted average rate paid on interest-bearing liabilities was 1.07% for the year ended December 31, 2014, a decrease of 11 basis points from 1.18% for the year ended December 31, 2013. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of certain maturing certificates of deposit, principally wholesale certificates of deposit, at lower current market rates partially offset by unfavorable volume-related variances in wholesale certificates of deposits and money market deposits. The continued low rate environment combined with the maturity structure of our wholesale certificates of deposit provided us the opportunity to be able to manage our liability structure in both maturity terms and rate to deliver an enhanced net interest margin during 2014 relative to 2013. Further, our continued success of attracting in-market non-interest bearing demand deposits through new business relationships and increased client deposit balances contributed to the overall decline in our cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - increased 11.2% to $791.8 million for the year ended December 31, 2014 from $712.3 million for the year ended December 31, 2013.

Net interest margin increased 2 basis points to 3.56% for the year ended December 31, 2014 from 3.54% for the year ended December 31, 2013.
Provision for Loan and Lease Losses
We recorded a provision for loan and lease losses in the amount of $1.2 million for the year ended December 31, 2014 as compared to a negative provision of $959,000 for the year ended December 31, 2013. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.
During the years ended December 31, 2014, 2013 and 2012, the factors influencing the provision for loan and lease losses were the following:

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
(Release) addition of specific reserves on impaired loans, net	$(19)	$(381)	$1,901
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	(878)	(492)	—
Charge-offs in excess of specific reserves	1,233	180	2,206
Recoveries	(425)	(374)	(481)
Change in inherent risk of the loan and lease portfolio	1,325	108	617
Total provision for loan and lease losses	$1,236	$(959)	$4,243

The (release) addition of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon the level and trend of certain criteria such as delinquencies, volume and average loan size, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in credit granting functions, and changes in underwriting standards. As overall asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan and lease losses. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where:

(i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and a migration analysis of the loans previously charged off, as well as, movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Impaired Assets for further information regarding the overall credit quality of our loan and lease portfolio.

Non-Interest Income

Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, loan fee income, gain on sale of loans and leases and income from bank-owned life insurance, increased by $1.7 million, or 19.7%, to $10.1 million for the year ended December 31, 2014, from $8.4 million for the year ended December 31, 2013.

Trust and investment services fee income increased by $678,000, or 18.1%, to $4.4 million for the year ended December 31, 2014 compared to $3.8 million for the year ended December 31, 2013. Trust and investment services fee income is primarily driven by the amount of assets under management and administration as well as the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets.

At December 31, 2014, our trust assets under management were $773.2 million, or 1.2% more than the trust assets under management of $763.9 million at December 31, 2013, while our assets under administration declined approximately 4.4%, to $186.5 million at December 31, 2014 from $195.1 million at December 31, 2013. During 2014 we underwent a strategic plan to change the mix of our business. We exited low margin business and added more relationships at wider margins, which was a major contributor to the 18.1% increase in revenue year over year. We expect to continue to increase our revenue from assets under management and administration, but market volatility may also affect the actual change in revenue.

Loan fees increased by approximately $282,000, or 21.8%, to $1.6 million for the year ended December 31, 2014 from $1.3 million for the year ended December 31, 2013. The increase in loan fees is primarily attributable to fees earned for issuing letters of credit on behalf of our clients.

Increase in cash surrender value of bank-owned life insurance increased by $17,000, or 2.0%, to $862,000 for the year ended December 31, 2014 from $845,000 for the year ended December 31, 2013. In December 2012, we purchased a new $4.0 million bank-owned life insurance policy and the increase in this account is directly related to the earnings generated from this additional policy.

Gain on sale of loans and leases for the year ended December 31, 2014 totaled $392,000, an increase of $392,000 from the year ended December 31, 2013 which is primarily attributable to the gain on sale of the guaranteed portion of originated SBA loans, a new source of non-interest income resulting from the Alterra Transaction.

Other non-interest income decreased by $14,000, or 5.1%, to $261,000 for the year ended December 31, 2014 from $275,000 for the year ended December 31, 2013. The decrease in other income is primarily due to a non-recurring item recorded in 2013 relating to fees earned upon early termination of interest rate swaps with various clients.

Non-Interest Expense

Non-interest expense increased by $3.4 million, or 11.2%, to $33.8 million for the year ended December 31, 2014 from $30.4 million for the comparable period of 2013, primarily due to an increase in compensation and professional fees, partially offset by a decrease in other expenses where we recognized, in 2013, a $1.3 million contribution to the First Business Charitable Foundation (the “Foundation”).

Compensation expense increased by $3.2 million, or 17.5%, to $21.5 million for the year ended December 31, 2014 from $18.3 million for the year ended December 31, 2013. The increase in compensation expense was primarily due to the Alterra Transaction, annual merit increases and new staff hired in support of strategic initiatives. The number of full-time equivalent employees as of December 31, 2014 and 2013 was 215 and 145, respectively. Most of the increase was the result of new employees gained from the Alterra Transaction.

Professional fees expense increased by $1.4 million, or 73.0%, to $3.4 million for the year ended December 31, 2014 from $2.0 million for the year ended December 31, 2013. The increase in professional fees was primarily due to specifically identified costs totaling $990,000 related to the Alterra transaction.

During the years ended December 31, 2014 and 2013, we recognized a net gain on foreclosed properties of $10,000 and $117,000 respectively.

Other non-interest expense decreased by $2.2 million, or 48.2%, to $2.4 million for the year ended December 31, 2014 compared to $4.7 million for the same time period of 2013. The decrease in other non-interest expense was primarily due to a one-time endowment to the Foundation in the amount of $1.3 million in 2013, combined with the carrying value adjustment in 2014 made on one of our limited partnerships to reflect the redistribution of expenses to new partners as they were added after expenses were incurred and a 2013 carrying value adjustment of another limited partnership to reflect the proper allocation of the partnerships returns to the general partner after the fund attained certain preferred rates of return.

FDIC insurance expense increased by $17,000, or 2.3%, to $758,000 for the year ended December 31, 2014 compared to $741,000 for the year ended December 31, 2013 primarily resulting from the acquisition of Alterra and the resulting increase in average total assets. FDIC insurance expense is based upon a formula that incorporates a variety of factors, including but not limited to, average total assets, average tangible equity and the overall risk profile of the institution. A change in any one of these risk elements during the comparative reporting periods may cause the underlying assessment base rate to fluctuate and therefore influence the total expense accrued.

Collateral liquidation costs increased by $124,000, or 63.3%, to $320,000 for the year ended December 31, 2014 from $196,000 for the year ended December 31, 2013. Collateral liquidation costs are expenses incurred by us to facilitate resolution of impaired loans and leases. The amount of collateral liquidation costs recorded in any particular period is influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore expensed as incurred through our consolidated results of operations. To the extent we are successful in recouping these expenses from our clients, the recovery of expense is shown as a net reduction to this line item.

Income Taxes

Income tax expense was $7.1 million for the year ended December 31, 2014 compared to $7.4 million for the year ended December 31, 2013. The overall decrease in tax expense is primarily due to usage of federal new market tax credits, partially offset by an increased level of pre-tax income in comparison to the prior year. The effective tax rate for the year ended December 31, 2014 was 33.4% compared to 35.0% for the year ended December 31, 2013.
During the fourth quarter of 2014, we invested in a federal new market tax credit. These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively. During the year ended December 31, 2014, the tax credit used to reduce our tax expense totaled $375,000. We did not utilize any federal new market tax credits in 2013 or 2012. The net result of this transaction was a decrease to income tax expense, which positively impacted our effective tax rate.
The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Year Ended December 31,
	2014	2013	2012
Statutory federal tax rate	34.4%	34.4%	34.0%
State taxes, net of federal benefit	4.7	4.6	4.7
Bank owned life insurance	(1.4)	(1.4)	(1.7)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.5)	(3.2)	(3.2)
Federal new market tax credit	(1.8)	—	—
Non-deductible transaction costs	0.6	—	—
Discrete items	(0.2)	0.1	0.3
Other	0.6	0.5	0.6
	33.4%	35.0%	34.7%
The Corporation’s effective tax rate may fluctuate as it is impacted by the level and timing of the Corporation’s utilization of federal new market tax credits and the level of tax-exempt investments and loans.

FINANCIAL CONDITION

General
At December 31, 2014 our total assets were $1.629 billion, an increase of $360.7 million, or 28.4%, from $1.269 billion at December 31, 2013. This increase reflects the addition of approximately $250 million in assets due to the Alterra Transaction.
Short-term investments
Short-term investments increased by $20.3 million to $88.4 million at December 31, 2014 from $68.1 million at December 31, 2013. Our short-term investments primarily consist of interest-bearing deposits held at the FRB, which increased by $17.5 million to $70.5 million at December 31, 2014. We value the safety and soundness provided by the FRB, and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. In general, the level of our short-term investments is influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Although the majority of our short-term investments consist of deposits with the FRB, we also make investments in commercial paper and FDIC insured certificates of deposit acquired through brokers. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are typically sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising rate environment. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $6.1 million to $186.3 million at December 31, 2014 from $180.1 million at December 31, 2013. As of December 31, 2014, our total securities portfolio had a duration of approximately 3.2 years. Our investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through our asset/liability simulations. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold are guaranteed by the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on our securities portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and generally limit our exposure to general obligation issuances from municipalities, primarily in Wisconsin.
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
During the year ended December 31, 2014, we recognized unrealized holding gains of $1.6 million before income taxes through other comprehensive income. These gains were the result of the decrease in longer term interest rates. During the second quarter of 2014, we transfered approximately $43.7 million of certain U.S. Government agency obligations, collateralized mortgage obligations and municipal obligations from the available-for-sale portfolio to the held-to-maturity portfolio. This transfer was completed to assist with general interest rate risk management and provides some flexibility in enhancing yield on the investment portfolio without taking on additional economic risk which may negatively affect our overall equity position. As of the transfer date, the unrealized holding loss on the securities transfered was approximately $874,000. This unrealized loss will continue to be reported as a separate component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield which results in no impact to the income statement. The securities identified and transferred were primarily securities with greater price risk in rising rate environments.
The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility movements than a securities portfolio with a shorter average duration in a changing rate environment. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2014. There were no sales of securities during the years ended December 31, 2014 and 2013. As of December 31, 2013, no securities were classified as held to maturity and as of December 31, 2014 and 2013 no securities were classified as trading securities.
At December 31, 2014, $32.7 million of our mortgage-related securities were pledged to secure our various obligations including outstanding advances or unused borrowing capacity with the FHLB and interest rate swap contracts.
The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2014		2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$9,046	$8,965	$16,380	$16,244	$19,667	$19,721
Municipal obligations	573	578	16,207	15,489	11,897	12,033
Asset-backed securities	1,514	1,510	$1,517	$1,494	—	—
Collateralized mortgage obligations - government issued	67,740	68,874	111,010	111,969	148,369	151,645
Collateralized mortgage obligations - government-sponsored enterprises	64,763	64,771	35,561	34,922	17,128	17,197
	$143,636	$144,698	$180,675	$180,118	$197,061	$200,596

	As of December 31,
	2014		2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$1,473	$—	$—	$—	$—
Municipal obligations	16,088	16,155	—	—	—	—
Collateralized mortgage obligations - government issued	14,505	14,531	—	—	—	—
Collateralized mortgage obligations - government-sponsored enterprises	9,480	9,535	—	—	—	—
	$41,563	$41,694	$—	$—	$—	$—

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the FHLMC and FNMA. Collateralized mortgage obligations - government issued represent securities guaranteed by GNMA. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. As of December 31, 2014, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available for sale securities and the amortized cost of our held to maturity securities at December 31, 2014, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	—%	$7,971	0.84%	$994	2.04%	$—	—%	$8,965
Municipal obligations	—	—	—	—	578	1.67	—	—	578
Asset-backed securities	—	—%	—	—%	1,510	0.91%	—	—%	1,510
Collateralized mortgage obligations - government issued	—	—	198	3.94	18,793	2.41	49,883	2.21	68,874
Collateralized mortgage obligations - government-sponsored enterprises	—	—	651	0.93	49,969	1.68	14,151	1.33	64,771
	$—		$8,820		$71,844		$64,034		$144,698

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	—%	$1,490	1.07%	$—	—%	$—	—%	$1,490
Municipal obligations	—	—	799	1.99	14,314	1.93	975	2.19	16,088
Collateralized mortgage obligations - government issued	—	—	—	—	—	—	14,505	1.57	14,505
Collateralized mortgage obligations - government-sponsored enterprises	—	—	—	—	—	—	9,480	1.63	9,480
	$—		$2,289		$14,314		$24,960		$41,563

Derivative Activities
The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2014 and 2013, the Banks did not hold any derivative instruments that were designated as cash flow or fair value hedges. The derivative portfolio consists of interest rate swaps offered directly to qualified commercial borrowers which allowed the Banks to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Banks economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Banks to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked to market through earnings each period.

As of December 31, 2014, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately 27.5 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between March 2016 and February 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. All of these commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $575,000, included in accrued interest receivable and other assets as of December 31, 2014. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between March 2016 and February 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our banks and are reported on the Consolidated Balance Sheets as a derivative liability of $575,000. The value of these swaps was included in accrued interest payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2014.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $299.4 million, or 31.0%, to $1.266 billion at December 31, 2014 from $967.1 million at December 31, 2013. This growth is primarily related to the addition of approximately $200 million from the Alterra Transaction. We principally originate commercial and industrial loans and commercial real estate loans. The overall mix of our portfolio remained fairly consistent in 2014 when compared to 2013. As of December 31, 2014 and 2013, approximately 63.3% and 65.7% of our loan and lease portfolio, respectively, was concentrated in commercial real estate loans primarily in our owner-occupied and non-owner-occupied classes. We were successful in growing both our commercial real estate and commercial and industrial portfolios through the Alterra Transaction as well as through growth in our Wisconsin banks. Our commercial real estate portfolio increased by $166.7 million, or 25.8%, to $811.8 million at December 31, 2014 from $645.1 million at December 31, 2013. Our commercial and industrial portfolio increased $123.1 million, or 41.9%, to $416.7 million at December 31, 2014 from $293.6 million at December 31, 2013. We have emphasized actively pursuing commercial and industrial loans as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit and trust and investment relationships which generate additional fee revenue. Given the measured pace of improvement in economic conditions and what we believe to be an increased source of confidence within our marketplace, we are beginning to observe evidence of increased loan demand. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
Credit underwriting through a committee process is a key component of our operating philosophy. Business development officers have relatively low individual lending authority limits, and thus a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit, or the related complexities of each proposal. In addition, we make every effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases each credit is evaluated for proper risk rating using a nine grade risk rating system at the the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.

The following table presents information concerning the composition of the Banks’ consolidated loans and leases at the dates indicated.

	As of December 31,
	2014		2013		2012		2011		2010
	(Dollars in Thousands)
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
Commercial real estate loans
Commercial real estate — owner occupied	$163,884	12.8%	$141,164	14.4%	$144,988	15.9%	$150,528	17.7%	$152,560	17.4%
Commercial real estate — non-owner occupied	417,962	32.5	341,695	34.8	323,660	35.5	304,597	35.8	307,307	35.0
Construction and land development	121,160	9.5	68,708	7.0	64,966	7.1	38,124	4.5	61,645	7.0
Multi-family	72,578	5.7	62,758	6.4	58,454	6.4	43,905	5.2	43,012	4.9
1-4 family	36,182	2.8	30,786	3.1	31,943	3.5	43,513	5.1	53,849	6.1
Total commercial real estate loans	811,766	63.3	645,111	65.7	624,011	68.4	580,667	68.2	618,373	70.4
Commercial and industrial loans	416,654	32.5	293,552	29.9	256,458	28.1	237,099	27.8	225,921	25.7
Direct financing leases, net	34,165	2.7	26,065	2.7	15,926	1.7	17,128	2.0	19,288	2.2
Consumer and other
Home equity loans and second mortgage loans	7,866	0.6	5,272	0.5	4,642	0.5	4,970	0.6	5,091	0.6
Other	11,341	0.9	11,972	1.2	11,671	1.3	11,682	1.4	9,315	1.1
Total consumer and other	19,207	1.5	17,244	1.7	16,313	1.8	16,652	2.0	14,406	1.6
Total gross loans and lease receivables	1,281,792	100.0%	981,972	100.0%	912,708	100.0%	851,546	100.0%	877,988	100.0%
Less:
Allowance for loan and lease losses	14,329		13,901		15,400		14,155		16,271
Deferred loan fees	1,025		1,021		748		704		782
Loans and lease receivables, net	$1,266,438		$967,050		$896,560		$836,687		$860,935

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2014.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate
Owner-occupied	$23,384	$100,911	$39,589	$163,884	$101,918	$38,582
Non-owner occupied	81,901	212,037	124,024	417,962	284,133	51,928
Construction and land development	53,332	51,949	15,879	121,160	22,688	45,140
Multi-family	12,435	34,010	26,133	72,578	51,453	8,690
1-4 family	14,771	21,406	5	36,182	19,184	2,227
Commercial and industrial	149,012	219,349	48,293	416,654	86,370	181,272
Direct financing leases	1,297	22,921	9,947	34,165	32,868	—
Consumer and other	9,751	9,456	—	19,207	8,593	863
	$345,883	$672,039	$263,870	$1,281,792	$607,207	$328,702

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
Commercial and Industrial Loans. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $416.7 million of commercial and industrial loans, including asset-based loans, outstanding as of December 31, 2014, $144.7 million were originated by FBCC, our asset-based lending subsidiary and $650,000 were originated by FBF, our factored receivable business line. These asset-based loans, including accounts receivable purchased on a full recourse basis, are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. Asset-based loans secured by owner-occupied real estate amounted to $19.0 million as of December 31, 2014 and are included in the owner-occupied commercial real estate loan portfolio.

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
Leases. Leases initiated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.
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

Impaired Assets

Non-performing loans decreased $6.1 million, or 38.2%, to $9.8 million at December 31, 2014 compared to $15.9 million at December 31, 2013. Management continues to execute a disciplined credit resolution process and has successfully managed exits of certain previously identified non-performing credits.

Our total impaired assets consisted of the following as of the dates indicated. Balances reported for 2014 include the effects of the Alterra Transaction.

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$500	$339	$769	$2,972	$6,283
Commercial real estate – non-owner occupied	286	283	2,871	2,249	5,144
Construction and land development	4,932	5,422	4,946	7,229	9,275
Multi-family	17	31	46	2,009	4,186
1-4 family	690	521	1,006	3,506	4,237
Total non-accrual commercial real estate	6,425	6,596	9,638	17,965	29,125
Commercial and industrial	2,318	8,011	2,842	1,558	6,436
Direct financing leases, net	—	—	—	18	—
Other:
Home equity and second mortgage	329	453	612	1,002	939
Other	720	795	1,030	1,223	1,906
Total non-accrual other loans	1,049	1,248	1,642	2,225	2,845
Total non-accrual loans and leases	9,792	15,855	14,122	21,766	38,406
Foreclosed properties, net	1,693	333	1,574	2,236	1,750
Total non-performing assets	11,485	16,188	15,696	24,002	40,156
Performing troubled debt restructurings	2,003	371	1,105	111	718
Total impaired assets	$13,488	$16,559	$16,801	$24,113	$40,874

Total non-accrual loans and leases to gross loans and leases	0.76%	1.61%	1.55%	2.56%	4.37%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.89%	1.65%	1.72%	2.81%	4.57%
Total non-performing assets to total assets	0.70%	1.28%	1.28%	2.04%	3.63%
Allowance for loan and lease losses to gross loans and leases	1.12%	1.42%	1.69%	1.66%	1.85%
Allowance for loan and lease losses to non-accrual loans and leases	146.33%	87.68%	109.05%	65.03%	42.37%

As of December 31, 2014 and 2013, $7.4 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $11.5 million, or 0.70% of total assets, as of December 31, 2014, a decrease in non-performing assets of 29.1%, or $4.7 million, from December 31, 2013. Impaired loans and leases as of December 31, 2014 and 2013 also included $2.0 million and $371,000 of loans that are performing troubled debt restructurings which are considered impaired, due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.

A summary of the 2014 non-accrual loan and lease activity is as follows:

(In Thousands)
Non-accrual loans and leases as of December 31, 2013	$15,855
Non-accrual loans and leases acquired in acquisition, at fair value	1,221
Loans and leases transferred into non-accrual status	2,889
Non-accrual loans and leases returned to accrual status	(309)
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	(1,231)
Cash received and applied to principal of non-accrual loans and leases	(8,633)
Non-accrual loans and leases as of December 31, 2014	$9,792

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets improved to 0.70% at December 31, 2014 from 1.28% at December 31, 2013. This is primarily due to cash collections on previously identified impaired loans, partially offset by the identification of a new impaired loan and the Alterra Transaction. Total non-performing assets to total loans and leases and foreclosed properties as of December 31, 2014 and December 31, 2013 were 0.89% and1.65%, respectively. We believe this improvement provides further insight to our success in working problem assets through the entire process and eliminating further losses and improving overall asset quality.

We also monitor early stage delinquencies to provide insight into potential future problems. As of December 31, 2014, the payment performance did not point to any new areas of concern, as approximately 99.8% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 5 of our Consolidated Financial Statements.We are seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While overall asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings and therefore, we expect to continue to experience additions to non-accrual loans. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current level of non-accrual loans, any improvement in reducing this balance will likely be at a slower pace than what has been accomplished over the last several years. We don’t expect any material changes in non-accrual loans as a percentage of gross loans and leases; however, we may experience some volatility from time to time.

In 2014, as well as in the previous five fiscal years, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

Additional information about impaired loans as of and for the years indicated was as follows:

	As of December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Impaired loans and leases with no impairment reserves	$11,270	$8,200	$11,006	$18,888	$19,749
Impaired loans and leases with impairment reserves required	525	8,026	4,221	2,989	19,375
Total impaired loans and leases	11,795	16,226	15,227	21,877	39,124
Less:
Impairment reserve (included in allowance for loan and lease losses)	290	402	1,517	888	3,459
Net impaired loans and leases	$11,505	$15,824	$13,710	$20,989	$35,665
Average impaired loans and leases	$14,474	$12,084	$17,945	$33,793	$29,714

	For the years ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Interest income attributable to impaired loans and leases	$870	$887	$1,432	$2,682	$2,702
Less: Interest income recognized on impaired loans and leases	740	221	321	787	102
Net foregone interest income on impaired loans and leases	$130	$666	$1,111	$1,895	$2,600

Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2014. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future which may require additional charge-offs or specific reserves to be recorded.
Foreclosed properties are recorded at the lower of cost or net realizable value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan and lease losses prior to transfer to foreclosed property. The fair value is based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $1.7 million, an increase of 408.4%, at December 31, 2014 from $333,000 at December 31, 2013. The increase in foreclosed properties is primarily attributable to properties acquired in the Alterra Transaction. We recorded impairment losses of approximately $4,000 for the year ended December 31, 2014. Net gains on sales of existing foreclosed property inventory were $14,000 for the year ended December 31, 2014. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim ownership rights to the properties.

A summary of foreclosed properties activity for the years ended December 31, 2014 and 2013 is as follows:

	For the Year Ended December 31,
	2014	2013
	(In Thousands)
Balance at the beginning of the period	$333	$1,574
Foreclosed properties acquired in acquisition, at fair value	1,605	—
Transfer of loans to foreclosed properties, at lower of cost or fair value	—	1,381
Impairment adjustments	(4)	(59)
Net book value of properties sold	(241)	(2,563)
Balance at the end of the period	$1,693	$333

Allowance for Loan and Lease Losses

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.12% as of December 31, 2014 and 1.42% as of December 31, 2013. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 0.76% at December 31, 2014 compared to 1.61% at December 31, 2013. This decrease is partially due to the effect of adding approximately $200 million of loans from the Alterra Transaction at fair value as of the purchase date and therefore not adding an allowance for loan loss for these loans. During the year ended December 31, 2014, we recorded net charge-offs on impaired loans and leases of approximately $808,000, comprised of $1.2 million of charge-offs and $425,000 of recoveries. During the year ended December 31, 2013, we recorded net charge-offs on impaired loans and leases of approximately $540,000, comprised of $914,000 of charge-offs and $374,000 of recoveries.

As of December 31, 2014 and 2013, our allowance for loan and lease losses to total non-accrual loans and leases was 146.33% and 87.68%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality remains strong, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2014.

To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments and risk ratings. First, we evaluate loans and leases for potential impairment classification. We analyze each loan and lease determined to be impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. We apply historical trends from established risk factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance. Established risk factors include delinquencies, volume and average size of loan relationships, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in the credit granting functions, changes in underwriting standards and level of non-performing assets and related fair value of underlying collateral. Further, we complete a historical charge-off migration analysis utilizing the most recent three years of net charge-offs and trace the migration of the risk rating from origination through charge-off. The historical percentage of the amounts charged-off for each risk rating is averaged for the three-year period giving greater weight in the calculation to the recent years. We then apply these percentages to the current loan and lease portfolio as an indicator of probable losses within the portfolio. In 2013, based on the results of our continuous risk assessment and monitoring process, we refined our methodology of establishing the general portion of the allowance for loan and lease losses attributable to the historical loss migration by shortening the historical loss period from five years to three years and increasing the historical loss factor applied to Category III loans. Both changes were implemented to more accurately reflect the estimate of incurred losses for the collectively evaluated loans as of the balance sheet date. Given our asset quality improvements and a relatively low level of net charge-offs as a percentage of total loans, our prescribed methodology warranted a reduction in the overall level of allowance for loan and lease losses as of the measurement date. In addition, as previously mentioned, a result of the Alterra Transaction was that approximately $200 million of loans are accounted for at fair value and as of the acquisition date required no loss reserve. This accounting treatment was the primary factor in reducing the level of allowance for loan and lease losses to gross loans and leases to 1.12% at December 31, 2014 as compared to 1.42% at December 31, 2013.
When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. When estimated proceeds from the sales of property securing collateral dependent loans are deemed insufficient to repay the related debt, we confirm our inability to receive our entire contractual principal on certain commercial real estate loans. Many of the impaired loans as of December 31, 2014 are collateral dependent. It is part of our routine process to obtain appraisals on all impaired loans at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have stabilized; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
As a result of our review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $14.3 million or 1.12% of gross loans and leases, at December 31, 2014. Taking into consideration net charge-offs of $808,000, the required provision for loan and lease losses was $1.2 million for the year ended December 31, 2014. However, given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Allowance at beginning of period	$13,901	$15,400	$14,155	$16,271	$14,124
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	(113)	(1,376)	(258)
Commercial real estate — non-owner occupied	(631)	(792)	—	(1,612)	—
Construction and land development	—	(71)	(47)	(2,091)	(2,110)
Multi-family	—	—	(130)	(312)	(1,059)
1-4 family	—	(33)	(322)	(942)	(596)
Commercial and industrial	(600)	(14)	(2,739)	(475)	(352)
Direct financing leases	—	—	—	—	—
Consumer and other
Home equity and second mortgage	—	—	(72)	(113)	(142)
Other	(2)	(4)	(56)	(309)	(693)
Total charge-offs	(1,233)	(914)	(3,479)	(7,230)	(5,210)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	8	1	5	—	—
Commercial real estate — non-owner occupied	5	61	192	—	—
Construction and land development	—	281	101	13	23
Multi-family	14	—	—	289	—
1-4 family	17	10	77	—	16
Commercial and industrial	369	11	66	473	265
Direct financing leases	—	5	—	19	8
Consumer and other
Home equity and second mortgage	12	5	11	68	1
Other	—	—	29	2	—
Total recoveries	425	374	481	864	313
Net charge-offs	(808)	(540)	(2,998)	(6,366)	(4,897)
Provision for loan and lease losses	1,236	(959)	4,243	4,250	7,044
Allowance at end of period	$14,329	$13,901	$15,400	$14,155	$16,271
Net charge-offs as a % of average gross loans and leases	0.08%	0.06%	0.35%	0.74%	0.57%

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

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.

	As of December 31,
	2014		2013		2012		2011		2010
	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans
	(Dollars In Thousands)
Loan segments:
Commercial real estate	$8,619	63.33%	$9,055	65.70%	$10,693	68.37%	$9,554	68.19%	$11,267	70.43%
Commercial and industrial	5,067	32.50%	4,235	29.89%	4,129	28.10%	3,977	27.84%	4,277	25.73%
Direct financing leases, net	425	2.67%	338	2.65%	207	1.74%	240	2.01%	245	2.20%
Consumer and other	218	1.50%	273	1.76%	371	1.79%	384	1.96%	482	1.64%
Total	$14,329	100.00%	$13,901	100.00%	$15,400	100.00%	$14,155	100.00%	$16,271	100.00%

Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions and other factors as of December 31, 2014, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets.
Deposits
As of December 31, 2014, deposits increased by $308.4 million to $1.438 billion from $1.130 billion at December 31, 2013. The increase in deposits was primarily the result of the Alterra Transaction which added approximatively $210 million of deposits. The total increase in deposits was split between wholesale certificates of deposit, which increased by $33.8 million to $427.3 million at December 31, 2014 from $393.5 million at December 31, 2013 and by an increase in the level of in-market deposits of $274.6 million to $1.011 billion at December 31, 2014 from $736.3 million at December 31, 2013. Deposits continue to be the primary source of the Banks’ fundings for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors and the interest rates charged on other sources of funds, among other factors. With three separately chartered banks within our Corporation, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average deposits for the year ended December 31, 2014, approximately $791.8 million, or 65.5%, were considered in-market deposits. This compares to in-market deposits of $712.3 million, or 64.4%, for 2013. Refer to Note 9 - Deposits in our Consolidated Financial Statements for additional information regarding our deposit composition.
The Banks’ liquidity policies limit the amount of wholesale certificates of deposit to 75% of total deposits, with an operating goal of 50% or less of wholesale certificates of deposit to total deposits. At December 31, 2014, the ratio of wholesale certificates of deposit to total deposits was 29.7%. We will continue to use wholesale deposits in specific maturity periods needed, typically three to five years, to effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale certificates of deposit. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.

The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including wholesale deposits, at December 31, 2014.

Interest rate	Three months and less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
	(In Thousands)
0.00% to 0.99%	$26,529	$41,172	$77,810	$95,482	$240,993
1.00% to 1.99%	14,622	14,149	40,931	131,967	201,669
2.00% to 2.99%	7,538	12,860	5,930	78,217	104,545
3.00% to 3.99%	—	—	—	6,768	6,768
4.00% to 4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
	$48,689	$68,181	$124,671	$312,434	$553,975

At December 31, 2014, time deposits included $116.3 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $15.6 million are scheduled to mature in three months or less, $22.4 million in greater than three through six months, $48.7 million in greater than six through twelve months and $29.6 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2014, $241.5 million are scheduled to mature in 2015, $115.3 million in 2016, $61.7 million in 2017, $47.7 million in 2018, $21.2 million in 2019, and $66.6 million thereafter. As of December 31, 2014, we have $97.7 million of wholesale certificates of deposit which the Banks have the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 3-19 years with options to call after the first six to twelve months of holding the certificates with monthly, quarterly, or semi-annually call options thereafter.

Borrowings

We had total borrowings of $44.3 million as of December 31, 2014, an increase of $22.1 million, or 99.1%, from $22.3 million at December 31, 2013. The increase in total borrowings is primarily related to the Alterra Transaction. Alterra had $9.4 million of borrowings included in our balance sheet as of December 31, 2014 and we issued $15.0 million of new subordinated debentures to fund the cash consideration paid to the selling shareholders with the remainder of the consideration being made up of equity. Partially offsetting these increases, in a separate transaction, we paid off $4.0 million of subordinated debt in the first quarter of 2014.

The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2014			December 31, 2013			December 31, 2012
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars In Thousands)
Federal funds purchased	$—	$237	0.82%	$—	$260	0.74%	$—	$237	0.82%
FHLB advances and other borrowings	10,058	5,093	0.56	—	6,471	0.19	469	2,034	1.59%
Line of credit	1,010	13	3.30	10	10	3.41	10	1,666	4.07%
Subordinated notes payable	22,926	13,362	7.07	11,926	11,926	6.92	11,926	37,481	7.02%
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.78	10,315	10,315	10.81%
	$44,309	$29,020	7.24	$22,251	$28,982	6.78	$22,720	$51,733	7.46%

Short-term borrowings	$2,010			$10			$479
Long-term borrowings	42,299			22,241			22,241
	$44,309			$22,251			$22,720
The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Maximum month-end balance:
FHLB advances	$26,000	$26,500	$15,474
Federal funds purchased	—	—	—

Stockholders’ Equity
As of December 31, 2014, stockholders’ equity was $137.7 million, or 8.5% of total assets, compared to stockholders’ equity of $109.3 million, or 8.6% of total assets, as of December 31, 2013. Stockholders’ equity increased by $28.5 million during the year ended December 31, 2014 attributable to $16.6 million of equity paid as partial consideration to the sellers of Alterra with the remainder paid in cash and record net income of $14.1 million for the year ended December 31, 2014, partially offset by dividend declarations of $3.4 million.

Non-bank Consolidated Subsidiaries
First Madison Investment Corp. FMIC is a wholly-owned operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $150.3 million at December 31, 2014. FMIC had net income of $1.8 million for the year ended December 31, 2014. This compares to a total investment of $148.1 million at December 31, 2013 and net income of $1.7 million for the year ended December 31, 2013.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based financing company established to meet the financing needs of companies that are generally unable to obtain traditional commercial lending products. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. Through its FBF division, FBCC purchases accounts receivable on a full recourse basis as one additional alternative to meet the financing needs of its client base. FBB’s investment in FBCC at December 31, 2014 was $27.1 million, gross loans outstanding were $164.4 million and net income for the year ended December 31, 2014 was $2.3 million. This compares to a total investment of $24.7 million, gross loans of $131.7 million and net income of $2.4 million at and for the year ended December 31, 2013.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small- and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2014 was $6.9 million, gross loans and leases outstanding were $57.6 million and FBEF had net income of $364,000 for the year ended December 31, 2014. This compares to a total investment of $6.5 million, gross loans and leases outstanding of $53.4 million and net income of $27,000 at and for the year ended December 31, 2013.
Rimrock Road Investment Fund, LLC. Rimrock, formerly known as FBB Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits. FBB’s total investment in Rimrock at December 31, 2014 was $2.6 million and Rimrock had net income of $375,000 for the year ended December 31, 2014. This compares to a total investment of $688,000 and a net loss of $11,000 at and for the year ended December 31, 2013.

FBB-Milwaukee Real Estate LLC. FBBMRE is a wholly-owned subsidiary of FBB – Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $10,000 at December 31, 2014 and FBBMRE had no income or loss for the year ended December 31, 2014. This compares to a total investment of $355,000 and net income of $16,000 at and for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES
We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2014 were the interest payments due on subordinated and junior subordinated notes. During 2014 and 2013, FBB declared and paid dividends totaling $8.0 million per year. The capital ratios of the Corporation and its subsidiaries met all applicable regulatory capital adequacy requirements in effect on December 31, 2014, and continue to meet the heightened requirements imposed by Basel III, which went into effect on January 1, 2015. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of December 31, 2014 and 2013, our immediate on-balance-sheet liquidity was $290.8 million and $272.6 million, respectively. At December 31, 2014 and 2013, the Banks had $70.5 million and $53.0 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $427.3 million of outstanding wholesale deposits at December 31, 2014, compared to $393.5 million of wholesale deposits as of December 31, 2013, which represented 29.7% and 34.8%, respectively, of ending balance total deposits. While we are committed to our continued efforts to raise in-market deposits and maintain our overall mix of wholesale certificates of deposit and in-market deposits, wholesale certificates of deposit continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity and our deposits accumulated through the internet listing service have the same early withdrawal privileges and fees as other in-market deposits. The Banks’ liquidity policies limit the amount of wholesale deposits to 75% of total deposits, with an operating goal of 50% or less of wholesale deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of December 31, 2014 and 2013.
The Banks were able to access the wholesale certificate of deposit market as needed at rates and terms comparable to market standards during the year ended December 31, 2014. In the event that there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits maintained at the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2014, the available liquidity was in excess of the stated policy minimum. As on-balance-sheet liquidity is utilized to fund growth, asset quality continues to improve and the ratio of in-market deposits to total deposits remains within an acceptable range, management may continue to be comfortable reducing the number of months of maturity coverage closer to the policy minimum while remaining confident in its ability to manage the maturities of wholesale certificates of deposits in the event of a disruption in the wholesale market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2014, operating activities resulted in a net cash inflow of $11.9 million. Operating cash flows included net income of $14.1 million. Net cash used in investing activities for the year ended December 31, 2014 was approximately $332.7 million which consisted primarily of cash outflows from net purchases of securities available for sale, funding of net loan growth and the Alterra Transaction. Net cash provided by financing activities for the year ended December 31, 2014 was $342.8 million primarily from net increases in deposits related to organic growth and the Alterra Transaction.

Refer to Note 11 - Stockholders’ Equity and Regulatory Capital for a summary of the Corporation’s and the Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2014 and 2013.

Off-Balance-Sheet Arrangements
As of December 31, 2014, the Banks had outstanding commitments to originate $406.2 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $17.6 million. As of December 31, 2014, the Banks had $190.3 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2014. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management, as described further in Note 18 – Derivative Financial Instruments to the Consolidated Financial Statements.

Additionally the Corporation has remaining commitments of $960,000 to Aldine Capital Fund, LP (“Aldine”) and $2.8 million to Aldine Capital Fund II, LP (“Aldine II”), which are private equity mezzanine funding limited partnerships in which we have invested. Aldine began its operations in October 2006 and Aldine II began its operations in March 2013.
We believe adequate capital and liquidity are available from various sources to fund projected commitments.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Operating lease obligations	$11,995	$1,198	$2,194	$2,056	$6,547
Time deposits	553,975	241,541	177,006	68,872	66,556
Line of credit	1,010	1,010	—	—	—
Subordinated notes	22,926	—	—	—	22,926
Junior subordinated notes	10,315	—	—	—	10,315
FHLB advances and other borrowings	10,058	1,000	8,383	—	675
Total contractual obligations	$610,279	$244,749	$187,583	$70,928	$107,019

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
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2014 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
Income Taxes. FBFS and its wholly owned subsidiaries file a consolidated federal income tax return, a combined Wisconsin state tax return and a Kansas state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analysis of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences, and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We have made our best estimate of valuation allowances utilizing positive and negative evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine if valuation allowances were needed for deferred tax assets. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations.
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
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2014. Given the current low interest rate environment, we do not expect that interest rates will fall by greater than 50 basis points from December 31, 2014 levels. We also assume that managed rate liability prices will rise at an amount less than the instantaneous rate shock in the Up 100 and Up 200 scenarios below, while rising at an amount equivalent to the instantaneous rate shock in the Up 300 and Up 400 scenarios. This model assumption is consistent with our expectation on how depositors will react to rapidly rising interest rates and our desire to maintain core deposit client relationships.

Change in interest rates in basis points	Down 50	No Change	Up 100	Up 200	Up 300	Up 400
Impact on net interest income	(1.27)%	—	0.72%	4.19%	2.38%	4.40%

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2014, our interest-bearing liabilities have the general characteristics that will allow them to reprice faster than interest-earning assets over the next 12 months while our interest-earning assets will reprice faster than interest-bearing-liabilities thereafter. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization. During recent years a portion of our variable rate loans and certain of our variable rate borrowings have been priced at a rate equivalent to a fixed spread above a market rate index combined with an interest rate floor. These interest rate floors restrict the rate from repricing in tandem with the market rates. As rates increase, these interest rate floors will restrict the subject assets and liabilities from experiencing rate increases until the interest rate floor is exceeded which may put pressure on net interest margin.
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Wholesale certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and ability to utilize such instruments should they be appropriate to manage interest rate exposure.
The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2014
	Within 3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars In Thousands)
Assets:
Short-term investments	$81,801	$2,695	$3,860	$—	$88,356
Investment securities	14,835	32,875	95,351	40,193	183,254
Commercial loans	185,429	31,379	77,228	4,344	298,380
Real estate loans	303,149	88,151	310,808	93,136	795,244
Asset-based loans	162,985	—	—	—	162,985
Lease receivables	1,304	2,586	14,317	—	18,207
Consumer loans	864	590	92	—	1,546
Total earning assets	$750,367	$158,276	$501,656	$137,673	$1,547,972
Liabilities
Interest-bearing transaction	$104,199	$—	$—	$—	$104,199
Money market accounts	575,766	—	—	—	575,766
Time deposits under $250,000	26,006	199,143	241,202	66,556	532,907
Time deposits $250,000 and over	2,895	11,423	6,088	—	20,406
FHLB advances	—	1,000	8,000	—	9,000
Short-term borrowings	1,010	—	—	—	1,010
Long-term debt	1,711	—	15,000	17,205	33,916
Total interest-bearing liabilities	$711,587	$211,566	$270,290	$83,761	$1,277,204
Interest rate gap	$38,780	$(53,290)	$231,366	$53,912	$270,768
Cumulative interest rate gap	$38,780	$(14,510)	$216,856	$270,768
Cumulative interest rate gap to total earning assets	2.51%	(0.94)%	14.01%	17.49%

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,881	$13,219
Short-term investments	88,356	68,067
Cash and cash equivalents	103,237	81,286
Securities available-for-sale, at fair value	144,698	180,118
Securities held-to-maturity, at amortized cost	41,563	—
Loans and leases receivable, net of allowance for loan and lease losses of $14,329 and $13,901, respectively	1,266,438	967,050
Premises and equipment, net	3,943	1,155
Foreclosed properties	1,693	333
Cash surrender value of bank-owned life insurance	27,314	23,142
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,340	1,255
Accrued interest receivable and other assets	26,217	14,316
Goodwill and other intangible assets	11,944	—
Total assets	$1,629,387	$1,268,655
Liabilities and Stockholders’ Equity
Deposits	$1,438,268	$1,129,855
Federal Home Loan Bank and other borrowings	33,994	11,936
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	9,062	7,274
Total liabilities	1,491,639	1,159,380
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,537,426 and 4,106,084 shares issued, 4,335,927 and 3,943,997 shares outstanding at December 31, 2014 and 2013, respectively	45	41
Additional paid-in capital	74,963	56,002
Retained earnings	67,886	57,143
Accumulated other comprehensive income (loss)	218	(342)
Treasury stock (201,499 and 162,087 shares at December 31, 2014 and 2013, respectively), at cost	(5,364)	(3,569)
Total stockholders’ equity	137,748	109,275
Total liabilities and stockholders’ equity	$1,629,387	$1,268,655
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$54,047	$50,238	$51,125
Securities income	3,342	3,315	3,417
Short-term investments	312	257	224
Total interest income	57,701	53,810	54,766
Interest expense
Deposits	9,470	9,739	13,026
Notes payable and other borrowings	989	855	2,744
Junior subordinated notes	1,112	1,111	1,115
Total interest expense	11,571	11,705	16,885
Net interest income	46,130	42,105	37,881
Provision for loan and lease losses	1,236	(959)	4,243
Net interest income after provision for loan and lease losses	44,894	43,064	33,638
Non-interest income
Trust and investment services fee income	4,434	3,756	2,927
Service charges on deposits	2,469	2,150	2,028
Loan fees	1,577	1,295	2,026
Increase in cash surrender value of bank-owned life insurance	862	845	703
Gain on sale of loans and leases	392	—	147
Other	369	396	868
Total non-interest income	10,103	8,442	8,699
Non-interest expense
Compensation	21,477	18,278	17,018
Occupancy	1,391	1,268	1,270
Professional fees	3,405	1,968	1,634
Data processing	1,710	1,500	1,319
Marketing	1,662	1,355	1,224
Equipment	650	528	490
FDIC insurance	758	741	1,732
Collateral liquidation costs	320	196	655
Net (gain) loss on foreclosed properties	(10)	(117)	585
Other	2,412	4,654	2,734
Total non-interest expense	33,775	30,371	28,661
Income before income tax expense	21,222	21,135	13,676
Income tax expense	7,083	7,389	4,750
Net income	$14,139	$13,746	$8,926
Earnings per common share:
Basic	$3.52	$3.50	$3.30
Diluted	3.51	3.49	3.29
Dividends declared per share	0.84	0.56	0.28
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2014	2013	2012

Net income	$14,139	$13,746	$8,926
Other comprehensive loss, before tax
Securities available-for-sale:
Unrealized securities losses arising during the period	1,619	(4,092)	(503)
Securities held-to-maturity:
Unrealized losses transferred during the period	(874)	—	—
Amortization of net unrealized losses transferred during the period	167	—	—
Income tax (expense) benefit	(352)	1,567	195
Comprehensive income	$14,699	$11,221	$8,618
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2011	2,625,569	$27	$25,843	$37,501	$2,491	$(1,648)	$64,214
Net income	—	—	—	8,926	—	—	8,926
Other comprehensive loss	—	—	—	—	(308)	—	(308)
Issuance of common stock	1,265,000	13	27,061	—	—	—	27,074
Exercise of stock options	1,000	—	22	—	—	—	22
Share-based compensation - restricted shares	30,385	—	548	—	—	—	548
Share-based compensation - tax benefits	—	—	107	—	—	—	107
Cash dividends ($0.28 per share)	—	—	—	(828)	—	—	(828)
Treasury stock purchased	(9,445)	—	—	—	—	(216)	(216)
Treasury stock re-issued	4,158	—	(77)	—	—	77	—
Balance at December 31, 2012	3,916,667	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	13,746	—	—	13,746
Other comprehensive loss	—	—	—	—	(2,525)	—	(2,525)
Exercise of stock options	69,684	1	1,473	—	—	—	1,474
Share-based compensation - restricted shares	25,030	—	660	—	—	—	660
Share-based compensation - tax benefits	—	—	365	—	—	—	365
Cash dividends ($0.56 per share)	—	—	—	(2,202)	—	—	(2,202)
Treasury stock purchased	(67,384)	—	—	—	—	(1,782)	(1,782)
Balance at December 31, 2013	3,943,997	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	14,139	—	—	14,139
Other comprehensive loss	—	—	—	—	560	—	560
Issuance of common stock	360,081	3	16,554	—	—	—	16,557
Exercise of stock options	39,000	1	936	—	—	—	937
Share-based compensation - restricted shares	32,261	—	887	—	—	—	887
Share-based compensation - tax benefits	—	—	584	—	—	—	584
Cash dividends ($0.84 per share)	—	—	—	(3,396)	—	—	(3,396)
Treasury stock purchased	(39,412)	—	—	—	—	(1,795)	(1,795)
Balance at December 31, 2014	4,335,927	$45	$74,963	$67,886	$218	$(5,364)	$137,748
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Operating activities
Net income	$14,139	$13,746	$8,926
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,389	2,428	(1,906)
Provision for loan and lease losses	1,236	(959)	4,243
Depreciation, amortization and accretion, net	1,870	2,322	3,054
Share-based compensation	887	660	548
Increase in cash surrender value of bank-owned life insurance	(862)	(845)	(703)
Origination of loans for sale	(9,392)	—	(1,548)
Sale of loans originated for sale	6,651	—	1,695
Gain on sale of loans originated for sale	(392)	—	(147)
Net (gain) loss on foreclosed properties, including impairment valuation	(10)	(117)	585
Excess tax benefit from share-based compensation	(584)	(365)	(107)
(Increase) decrease in accrued interest receivable and other assets	(5,448)	2,713	646
Increase (decrease) in accrued interest payable and other liabilities	2,390	(3,681)	712
Net cash provided by operating activities	11,874	15,902	15,998
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	44,148	62,520	56,992
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	2,211	—	—
Purchases of available-for-sale securities	(52,947)	(48,048)	(90,407)
Proceeds from sale of foreclosed properties	255	2,739	1,955
Payments to priority lien holders of foreclosed properties	—	—	(367)
Net increase in loans and leases	(299,095)	(70,912)	(65,628)
Net cash associated with the Alterra Bank acquisition	(11,957)	—	—
Investment in community development entity	(7,500)	—	—
Investments in limited partnerships	(1,000)	(1,250)	—
Distributions from limited partnerships	722	672	893
Investment in FHLB and FRB Stock	(1,459)	(1,185)	—
Proceeds from sale of FHLB Stock	373	1,074	1,223
Purchases of leasehold improvements and equipment, net	(3,190)	(531)	(561)
Proceeds from sale of leasehold improvements and equipment, net	—	30	—
Increase in bank owned life insurance policies	(3,285)	—	(4,000)
Premium payment on bank owned life insurance policies	(25)	(25)	(25)
Proceeds from surrender of bank owned life insurance policies	—	—	116
Net cash used in investing activities	(332,749)	(54,916)	(99,809)
Financing activities
Net increase in deposits	308,413	37,601	40,942
Repayment of FHLB advances	—	(469)	(13)
Increase in FHLB advances	9,383	—	—
Net increase (decrease) in short-term borrowed funds	1,000	—	(800)
Net increase in long-term borrowed funds	675	—	—
Proceeds from issuance of subordinated notes payable, net of issuance costs	14,469	—	6,215
Repayment of subordinated notes payable	(4,000)	—	(33,289)
Excess tax benefit from share-based compensation	584	365	107
Common stock issuance	16,557	—	27,074
Cash dividends paid	(3,396)	(2,475)	(738)
Exercise of stock options	936	1,474	22
Purchase of treasury stock	(1,795)	(1,782)	(216)

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Net cash provided by financing activities	342,826	34,714	39,304
Net decrease in cash and cash equivalents	21,951	(4,300)	(44,507)
Cash and cash equivalents at the beginning of the period	81,286	85,586	130,093
Cash and cash equivalents at the end of the period	$103,237	$81,286	$85,586
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$11,048	$12,365	$17,800
Income taxes paid	7,221	6,089	5,716
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	44,587	—	—
Unrealized loss on transfer from available-for-sale to held-to-maturity	(874)	—	—
Foreclosed properties acquired in acquisition, at fair value	1,605	—	—
Transfer to foreclosed properties	—	1,381	1,511
Reissuance of treasury stock	—	—	77
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. Effective November 1, 2014, the Corporation completed its acquisition of Aslin Group, Inc. (“Aslin Group”) (the “Merger”), including Alterra Bank, Aslin Group’s wholly-owned subsidiary (“Alterra”), pursuant to the Merger Agreement and Plan of Merger entered into on May 22, 2014. As a result of the Merger, Alterra Bank has become a wholly-owned subsidiary of the Corporation. See Note 2 for additional information on the merger.
The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”) and Rimrock Road Investment Fund, LLC (“Rimrock Road”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
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
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2014 and 2013.
Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the weighted average life of the securities.

Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Corporation does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
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
A loan or a lease is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan or lease with similar risk, or some combination of these concessions. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on individual facts and circumstances. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on non-accrual until the borrower has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual.
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
The Corporation purchased an individual loan in 2013 and a group of loans in connection with the Alterra acquisition which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased loans are accounted for individually. The Corporation estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of fair value are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a provision for loan loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
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
The measurement of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay and the appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired and other problem loans and leases, estimation of losses on types of loans and leases based on historical losses and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense when it is determined an increase in the allowance for loan and lease losses is appropriate. A negative provision for loan and lease losses may be recognized if management determines a reduction in the level of allowance for loan and lease losses is appropriate. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
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
Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the valuation allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. For the year ended December 31, 2014, no interest income was recognized due to the increase of the present value of future cash flows attributable to the passage of time. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
Loans Held for Sale. Residential real estate loans which are originated and intended for sale in the secondary market in the foreseeable future are classified as held for sale. These loans are carried at the lower of cost or estimated market value in the aggregate. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the statement of cash flows. Fees received from the borrower and direct costs to originate the loan are deferred and recognized as part of the gain or loss on sale. There was $1.3 million in loans held for sale outstanding at December 31, 2014. There were no loans held for sale outstanding at December 31, 2013.
Net Investment in Direct Financing Leases. Net investment in direct financing lease agreements represents total undiscounted payments plus estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment) and is recorded as lease receivables when the lease is signed and the leased property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices and historical experience adjusted for known current industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness; however, the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there are other than temporary declines in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in cash surrender value of life insurance on the consolidated balance sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies was $67.1 million as of December 31, 2014. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of each of December 31, 2014 and 2013, there were no borrowings against the cash surrender value of the BOLI policies.

Federal Home Loan Bank and Federal Reserve Bank Stock.
The Banks own shares in their regional Federal Home Loan Bank (“FHLB”) as required for membership to the FHLB. The minimum required investment was $2.3 million as of December 31, 2014. Alterra, as a state chartered member of the Federal Reserve Bank of Kansas City (“FRB”), is required to own shares of FRB Stock. The minimum required investment was $532,700 as of December 31, 2014. FHLB and FRB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their $100 per share par amount. The Corporation periodically evaluates its holding in FHLB and FRB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB and FRB stock during the years ended December 31, 2014 and 2013.
Goodwill and Other Intangible Assets. The excess of the cost of the acquisition of Alterra over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles and loan servicing rights. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of seven years. Loan servicing rights, when purchased, are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing income. The Corporation reviews other intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
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
Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates or equity prices. The Corporation’s primary market risk is interest rate risk. Instruments designed to manage interest rate risk include interest rate swaps, interest rate options and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments. Counterparty risk with respect to derivative instruments occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Counterparty risk is managed by limiting the counterparties to highly rated dealers, requiring collateral postings when values are in deficit positions, applying uniform credit standards to all activities with credit risk and monitoring the size and the maturity structure of the derivative portfolio.
All derivative instruments are to be carried at fair value on the consolidated balance sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. In 2014 and 2013, the Corporation solely utilized interest rate swaps which did not qualify for hedge accounting and therefore all changes in fair value and gains and losses on these instruments were reported in earnings as they occurred. The effects of netting arrangements are disclosed within the Notes of the Consolidated Financial Statements.

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
Other Comprehensive Income. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized holding gains and losses on available for sale securities, changes in deferred gains and losses on investment securities transferred from available for sale to held to maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2014, there were no items requiring reclassification out of accumulated other comprehensive income.
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
Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies in the Midwest. These services include demand, time, and savings products, the sale of certain non-deposit financial products and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. The Corporation’s business units have similar basic characteristics in the nature of the products, production processes and type or class of client for products or services; therefore, these business units are considered one operating segment.
Stock Options. Prior to January 1, 2006, the Corporation accounted for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant.
On January 1, 2006, the Corporation adopted ASC Topic 718 using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a public entity. Under the prospective method, ASC Topic 718 must only be applied to the extent that those awards are subsequently modified, repurchased or canceled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of ASC Topic 718. Therefore, no stock-based compensation was recognized in the consolidated statements of income for the years ended December 31, 2014 or 2013, except with respect to restricted stock awards. Upon vesting of any options subject to ASC Topic 718, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Future Accounting Changes.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Corporation adopted the accounting standard in the fourth quarter of 2014 with no impact on its financial position or results of operations.

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 666).” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.
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
In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The ASU is effective for interim and annual periods beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04,  Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operation.
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

Note 2 – Business Combinations

Effective November 1, 2014, the Corporation completed its acquisition of the Aslin Group, including Alterra, pursuant to the terms of the Merger Agreement. On May 22, 2014, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aslin Group and AGI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Corporation (the “Merger Sub”). Under the terms of the Merger Agreement, the Merger Sub merged with and into Aslin Group, with Aslin Group continuing as the surviving corporation. Each outstanding share of common stock of Aslin Group (other than shares held in the treasury of Aslin Group, owned by the Corporation or any subsidiary of the Corporation, or subject to validly exercised appraisal rights) ceased to be outstanding and was converted into the right to receive a combination of shares of common stock of the Corporation and cash, as described in more detail below. Immediately following the merger of the Merger Sub and Aslin Group, Aslin Group merged with and into the Corporation in a second merger, with the Corporation continuing as the surviving corporation. As a result of the mergers, Alterra is a wholly-owned subsidiary of the Corporation. The separate corporate existence of Aslin Group ceased as of the effective time of the second merger. The acquisition of Aslin Group is not considered a significant business combination, as defined in accordance with Regulation S-X, and, accordingly, pro-forma financial information is not required.

The cash-and-stock transaction was valued at $30.1 million. Under the terms of the Merger Agreement, each outstanding share of common stock of Aslin Group was converted into the right to receive merger consideration valued at $14,435.59 per share, payable in $6,496.02 of cash and $7,939.57 worth of the Corporation’s common stock. The number of the Corporation’s common shares issued was calculated based on the Corporation’s 10-day volume-weighted average stock price (“VWAP”) as of the market close on the third business day prior to the effective date of the transaction. Based upon the VWAP of $45.9825, 360,081 shares were issued to the Aslin Group shareholders. The cash portion of the consideration was paid to Aslin Group shareholders with a portion of the proceeds received from $15.0 million of subordinated notes issued by the Corporation on August 26, 2014. See Note 10 – FHLB Advances, Other Borrowings and Junior Subordinated Notes.

As disclosed in the accompanying Consolidated Statements of Income, for the year ended December 31, 2014, the Corporation incurred $990,000 in pre-tax, non-recurring transaction costs related to the merger with Aslin Group. These costs primarily consist of facilitative professional service fees incurred to complete the merger transaction and have been expensed as incurred.

The following table summarizes the consideration paid for Aslin Group, the amounts of assets acquired and liabilities assumed, and the adjustments to fair value that were recognized at the acquisition date:

	As of November 1, 2014
	As Recorded by Alterra Bank	Fair Value Adjustments	Fair Value
	(In Thousands)
Consideration paid:
Cash			$13,548
Common stock			16,557
Fair value of total consideration transferred			$30,105
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$30,945	$—	$30,945
Securities available for sale	3,379	—	3,379
Loans	199,507	(4,038)	195,469
FHLB and FRB stock	988	—	988
Premises and equipment, net	2,160	140	2,300
Foreclosed properties	1,391	214	1,605
Bank-owned life insurance	3,285	—	3,285
Loan servicing asset	933	—	933
Core deposit intangible	—	347	347
Accrued interest receivable and other assets	3,579	—	3,579
Total assets acquired	246,167	(3,337)	242,830
Demand deposits	71,886	—	71,886
Time deposits	138,933	786	139,719
FHLB and other borrowings	9,000	414	9,414
Accrued interest payable and other liabilities	2,373	—	2,373
Total liabilities assumed	222,192	1,200	223,392
Total identifiable net assets	$23,975	$(4,537)	19,438
Goodwill			$10,667

Total identifiable net assets include $1.1 million of net assets acquired from the Aslin Group and the Merger Sub, consisting primarily of cash.
The Company accounted for the business combination under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The excess of cash consideration over the fair value of net assets is recorded as goodwill. The market value adjustments are accreted or amortized using either an effective interest or straight-line method over the expected term.
Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration totaled $2.9 million with a net combined yield and credit mark of $762,000 which will be recognized in interest income over the remaining life of the loans contingent on the quarterly evaluation of future expected cash flows. The Corporation acquired $192.6 million of gross loans, excluding purchased credit impaired loans, and recognized a net combined yield and credit mark of $3.3 million which will be accreted to interest income over the average remaining term of 33 months using the effective interest method.
The Company recorded a core deposit intangible totaling $347,000 which was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits of seven years.
In determining the fair value of the time deposits, a discounted cash flow analysis was used, which calculated the present value of the contractual payments over the remaining life of the advances at a market rate of interest. The Corporation acquired

$139.7 million of time deposits, including a premium of $786,000 which will be amortized as a reduction to interest expense over the weighted average remaining term of 13 months using the straight-line method.
In determining the fair value of the FHLB advances, a discounted cash flow analysis was used, which calculated the present value of the contractual payments over the remaining life of the advances at a market rate of interest. The Corporation acquired $9.4 million of FHLB advances, including a premium of $414,000 which will be amortized as a reduction to interest expense over the weighted average remaining term of 26 months using the straight-line method.
Goodwill of $10.7 million million arising from the acquisition will not be amortized and will be subject to an annual impairment evaluation during the fourth quarter of each year hereafter.

Note 3 – Cash and Cash Equivalents
Cash and due from banks was approximately $14.9 million and $13.2 million at December 31, 2014 and 2013, respectively. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank (“FRB”) were $1.2 million and $1.5 million at December 31, 2014 and 2013. FRB balances were $70.5 million and $53.0 million at December 31, 2014 and 2013, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $88.4 million and $68.1 million at December 31, 2014 and 2013, respectively. Federal funds sold at December 31, 2014 and 2013 were $22,000 and $24,000, respectively and are included in short-term investments on the Consolidated Balance Sheets.

Note 4 – Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$9,046	$—	$(81)	$8,965
Municipal obligations	573	5	—	578
Asset-backed securities	1,514	—	(4)	1,510
Collateralized mortgage obligations - government issued	67,740	1,390	(256)	68,874
Collateralized mortgage obligations - government-sponsored enterprises	64,763	234	(226)	64,771
	$143,636	$1,629	$(567)	$144,698

	As of December 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$16,380	$9	$(145)	$16,244
Municipal obligations	16,207	35	(753)	15,489
Asset-backed securities	1,517	—	(23)	1,494
Collateralized mortgage obligations - government issued	111,010	2,238	(1,279)	111,969
Collateralized mortgage obligations - government-sponsored enterprises	35,561	57	(696)	34,922
	$180,675	$2,339	$(2,896)	$180,118

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of December 31, 2014
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$—	$(17)	$1,473
Municipal obligations	16,088	85	(18)	16,155
Asset-backed securities	—	—	—	—
Collateralized mortgage obligations - government issued	14,505	57	(31)	14,531
Collateralized mortgage obligations - government-sponsored enterprises	9,480	74	(19)	9,535
	$41,563	$216	$(85)	$41,694

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

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale during the years ended December 31, 2014 and 2013.

At December 31, 2014 and December 31, 2013, securities with a fair value of $32.7 million and $42.3 million, respectively, were pledged to secure interest rate swap contracts, outstanding FHLB advances, if any, and additional FHLB availability.

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due in one year through five years	8,869	8,820	2,289	2,270
Due in five through ten years	71,255	71,845	14,314	14,379
Due in over ten years	63,512	64,033	24,960	25,045
	$143,636	$144,698	$41,563	$41,694

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2014 and 2013. At December 31, 2014 and 2013, the Corporation owned 59 and 131 available-for-sale securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2014, the Corporation held 22 available-for-sale securities that had been in a continuous loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,486	$12	$5,479	$69	$8,965	$81
Municipal obligations	—	—	—	—	—	—
Asset-backed securities	—	—	1,510	4	1,510	4
Collateralized mortgage obligations - government issued	9,201	50	9,536	206	18,737	256
Collateralized mortgage obligations - government-sponsored enterprises	29,498	97	4,993	129	34,491	226
	$42,185	$159	$21,518	$408	$63,703	$567

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$10,608	$145	$—	$—	$10,608	$145
Municipal obligations	12,001	650	981	103	12,982	753
Collateralized mortgage obligations - government issued	34,021	997	6,146	282	40,167	1,279
Collateralized mortgage obligations - government-sponsored enterprises	20,628	506	5,418	190	26,046	696
	$78,752	$2,321	$12,545	$575	$91,297	$2,896

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2014. At December 31, 2014, the Corporation held 57 held-to-maturity securities that were in an unrecognized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were no held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of December 31, 2014. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the year ended December 31, 2014.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$17	$—	$—	$1,490	$17
Municipal obligations	2,222	18	—	—	2,222	18
Collateralized mortgage obligations - government issued	3,247	31	—	—	3,247	31
Collateralized mortgage obligations - government-sponsored enterprises	3,076	19	—	—	3,076	19
	$10,035	$85	$—	$—	$10,035	$85

There were no securities designated as held-to-maturity as of December 31, 2013.

Note 5 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2014	December 31, 2013
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$163,884	$141,164
Commercial real estate — non-owner occupied	417,962	341,695
Construction and land development	121,160	68,708
Multi-family	72,578	62,758
1-4 family	36,182	30,786
Total commercial real estate	811,766	645,111
Commercial and industrial	416,654	293,552
Direct financing leases, net	34,165	26,065
Consumer and other
Home equity and second mortgages	7,866	5,272
Other	11,341	11,972
Total consumer and other	19,207	17,244
Total gross loans and leases receivable	1,281,792	981,972
Less:
Allowance for loan and lease losses	14,329	13,901
Deferred loan fees	1,025	1,021
Loans and leases receivable, net	$1,266,438	$967,050

During the years ended December 31, 2014 and 2013, $29.1 million and $46.2 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore $29.1 million and $46.2 million during the years ended December 31, 2014 and 2013, respectively, have been derecognized in the audited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the loans by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represent adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 was $482,000 and $498,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold as of December 31, 2014 and December 31, 2013 was $116.6 million and $52.1 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of December 31, 2014 and December 31, 2013, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $96.4 million and $77.2 million, respectively. As of December 31, 2014. $1.2 million loans in this participation sold portfolio were considered impaired as compared to none as of December 31, 2013. The Corporation does not share in the participant’s portion of the charge-offs.
In May 2013, the Corporation repurchased, from the original participating entity, a portion of one loan which was previously and appropriately accounted for as a transfer (sale) under a participation agreement. The repurchase was not a condition of the original participation agreement and was undertaken to provide the Corporation with complete discretion in the workout process of this loan. At December 31, 2014 and December 31, 2013, the carrying amount of the loan purchased with deteriorated credit quality was $1.3 million and $1.4 million, respectively. The loan is classified as a non-performing troubled debt restructuring because the Corporation cannot reasonably estimate the timing of the cash flows expected to be collected and therefore the discount will not be accreted to earnings until the carrying amount is fully paid. During the year ended December 31, 2014, there were no changes to the allowance for loan and lease losses relating to this loan, as it is a collateral dependent loan and was deemed to have sufficient collateral value as of December 31, 2014 to support the carrying value.
On November 1, 2014, the Corporation completed its acquisition of Alterra in a stock and cash transaction valued at $30.1 million. Loans with a fair value of $195.5 million were acquired by the Corporation, which included loans considered impaired prior to the acquisition date and therefore accounted for under the applicable accounting guidance (ASC-310-30). As of November 1, 2014 and December 31, 2014, the gross outstanding principal of the purchased credit impaired loans was $3.7 million and $3.6 million, respectively. As of November 1, 2014 and December 31, 2014, the fair value of the purchased credit impaired loans was $2.9 million and $2.8 million, respectively.
ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, applies to purchased loans with evidence of deterioration in credit quality since origination for which it is probable at acquisition that the Corporation will be unable to collect all contractually required payments are considered to be credit impaired. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date. The excess of cash flows expected at acquisition over the estimated fair value, referred to as the accretable yield, is recognized in interest income over the remaining life of the loan on a level-yield basis, contingent on the subsequent evaluation of future expected cash flows. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for credit losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income subsequently recognized. The measurement of cash flows involves assumptions and judgments for interest rates, prepayments, default rates, loss severity, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.
The following table reflects the contractually required payments receivable, cash flows expected to be collected and fair value of the credit impaired Alterra Bank loans at acquisition date:

As of November 1, 2014
(In Thousands)
Contractually required payments	$4,109
Less: nonaccretable difference	(528)
Cash flows expected to be collected	3,581
Less: accretable yield	(683)
Fair value of credit impaired loans acquired	$2,898
The following table presents a rollforward of the accretable yield for the year ended December 31, 2014. There was no accretable yield in 2013.

December 31, 2014
(In Thousands)
Alterra Transaction:
Impact of acquisition on November 1, 2014	$683
Accretion	(7)
Reclassification from nonaccretable difference	—
Outstanding accretable yield	$676
Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2014 and 2013, loans aggregating approximately $4.4 million and $3.0 million, respectively, were outstanding to such parties. New loans granted to such parties during the years ended December 31, 2014 and 2013 were approximately $1.8 million and $1.6 million and repayments on such loans were approximately $392,000 and $10.0 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans not related to the lender. None of these loans were considered impaired.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2014 and 2013:

	Category
As of December 31, 2014	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$131,094	$15,592	$16,621	$577	$163,884
Commercial real estate — non-owner occupied	378,671	20,823	17,498	970	417,962
Construction and land development	100,934	8,193	6,876	5,157	121,160
Multi-family	70,897	751	913	17	72,578
1-4 family	25,997	5,278	3,336	1,571	36,182
Total commercial real estate	707,593	50,637	45,244	8,292	811,766

Commercial and industrial	383,755	18,524	12,026	2,349	416,654

Direct financing leases, net	32,756	1,120	289	—	34,165

Consumer and other:
Home equity and second mortgages	7,039	205	189	433	7,866
Other	10,570	50	—	721	11,341
Total consumer and other	17,609	255	189	1,154	19,207

Total gross loans and leases receivable	$1,141,713	$70,536	$57,748	$11,795	$1,281,792
Category as a % of total portfolio	89.07%	5.50%	4.51%	0.92%	100.00%

	Category
As of December 31, 2013	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,764	$11,259	$10,802	$339	$141,164
Commercial real estate — non-owner occupied	290,865	29,444	21,103	283	341,695
Construction and land development	53,493	1,972	7,754	5,489	68,708
Multi-family	57,049	5,678	—	31	62,758
1-4 family	19,197	7,611	3,312	666	30,786
Total commercial real estate	539,368	55,964	42,971	6,808	645,111

Commercial and industrial	268,109	11,688	5,712	8,043	293,552

Direct financing leases, net	23,171	2,421	473	—	26,065

Consumer and other:
Home equity and second mortgages	4,408	134	150	580	5,272
Other	11,177	—	—	795	11,972
Total consumer and other	15,585	134	150	1,375	17,244

Total gross loans and leases receivable	$846,233	$70,207	$49,306	$16,226	$981,972
Category as a % of total portfolio	86.18%	7.15%	5.02%	1.65%	100.00%

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

Category III — Loans and leases in this category are identified by the Corporation’s business development officers and senior management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. However, management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category. Therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases include those which have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the agreement and loans and leases considered performing troubled debt restructurings. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $27.1 million and $22.8 million of loans and leases as Substandard as of December 31, 2014 and 2013, respectively. No loans were considered Special Mention, Doubtful or Loss as of either December 31, 2014 and 2013. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2014 and 2013 were as follows:

As of December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,384	$163,384
Non-owner occupied	—	—	—	—	417,676	417,676
Construction and land development	—	—	—	—	116,228	116,228
Multi-family	—	—	—	—	72,561	72,561
1-4 family	—	—	—	—	35,492	35,492
Commercial & industrial	—	—	—	—	414,336	414,336
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,537	7,537
Other	—	—	—	—	10,621	10,621
Total	$—	$—	$—	$—	$1,272,000	$1,272,000
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$500	$500
Non-owner occupied	—	215	—	215	71	286
Construction and land development	—	193	—	193	4,739	4,932
Multi-family	—	—	—	—	17	17
1-4 family	—	106	306	412	278	690
Commercial & industrial	364	146	736	1,246	1,072	2,318
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	329	329
Other	—	—	720	720	—	720
Total	$364	$660	$1,762	$2,786	$7,006	$9,792
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,884	$163,884
Non-owner occupied	—	215	—	215	417,747	417,962
Construction and land development	—	193	—	193	120,967	121,160
Multi-family	—	—	—	—	72,578	72,578
1-4 family	—	106	306	412	35,770	36,182
Commercial & industrial	364	146	736	1,246	415,408	416,654
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,866	7,866
Other	—	—	720	720	10,621	11,341
Total	$364	$660	$1,762	$2,786	$1,279,006	$1,281,792
Percent of portfolio	0.03%	0.05%	0.14%	0.22%	99.78%	100.00%

As of December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$140,825	$140,825
Non-owner occupied	—	—	—	—	341,412	341,412
Construction and land development	—	—	—	—	63,286	63,286
Multi-family	—	—	—	—	62,727	62,727
1-4 family	—	—	—	—	30,265	30,265
Commercial & industrial	—	—	—	—	285,541	285,541
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,819	4,819
Other	—	—	—	—	11,177	11,177
Total	$—	$—	$—	$—	$966,117	$966,117
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$85	$339
Non-owner occupied	—	—	—	—	283	283
Construction and land development	—	—	—	—	5,422	5,422
Multi-family	—	—	—	—	31	31
1-4 family	—	180	123	303	218	521
Commercial & industrial	1,944	1,407	53	3,404	4,607	8,011
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	85	85	368	453
Other	—	—	795	795	—	795
Total	$1,944	$1,587	$1,310	$4,841	$11,014	$15,855
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$254	$254	$140,910	$141,164
Non-owner occupied	—	—	—	—	341,695	341,695
Construction and land development	—	—	—	—	68,708	68,708
Multi-family	—	—	—	—	62,758	62,758
1-4 family	—	180	123	303	30,483	30,786
Commercial & industrial	1,944	1,407	53	3,404	290,148	293,552
Direct financing leases, net	—	—	—	—	26,065	26,065
Consumer and other:
Home equity and second mortgages	—	—	85	85	5,187	5,272
Other	—	—	795	795	11,177	11,972
Total	$1,944	$1,587	$1,310	$4,841	$977,131	$981,972
Percent of portfolio	0.20%	0.16%	0.13%	0.49%	99.51%	100.00%

The Corporation’s total impaired assets consisted of the following at December 31, 2014 and 2013, respectively.

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$500	$339
Commercial real estate — non-owner occupied	286	283
Construction and land development	4,932	5,422
Multi-family	17	31
1-4 family	690	521
Total non-accrual commercial real estate	6,425	6,596
Commercial and industrial	2,318	8,011
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	329	453
Other	720	795
Total non-accrual consumer and other loans	1,049	1,248
Total non-accrual loans and leases	9,792	15,855
Foreclosed properties, net	1,693	333
Total non-performing assets	11,485	16,188
Performing troubled debt restructurings	2,003	371
Total impaired assets	$13,488	$16,559

	December 31, 2014	December 31, 2013
Total non-accrual loans and leases to gross loans and leases	0.76%	1.61%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.89	1.65
Total non-performing assets to total assets	0.70	1.28
Allowance for loan and lease losses to gross loans and leases	1.12	1.42
Allowance for loan and lease losses to non-accrual loans and leases	146.33	87.68

As of December 31, 2014 and December 31, 2013, $7.4 million and $8.1 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of December 31, 2014, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of December 31, 2014			As of December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	2	$624	$577	1	$110	$84
Commercial real estate — non-owner occupied	5	1,095	970	3	385	283
Construction and land development	4	6,260	5,157	3	6,060	5,489
Multi-family	1	184	17	1	184	31
1-4 family	16	2,119	1,368	10	911	666
Commercial and industrial	4	361	155	5	1,935	565
Consumer and other:
Home equity and second mortgage	6	772	431	6	752	580
Other	2	2,080	721	1	2,076	795
Total	40	$13,495	$9,396	30	$12,413	$8,493

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of December 31, 2014 and 2013, our troubled debt restructurings grouped by type of concession were as follows:

	As of December 31, 2014		As of December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$39	1	$55
Interest rate concession	1	65	—	—
Combination of extension and interest rate concession	26	7,984	17	6,498
Commercial and industrial
Extension of term	—	—	1	49
Combination of extension and interest rate concession	4	155	4	516
Consumer and other
Extension of term	3	753	2	880
Combination of extension and interest rate concession	5	400	5	495
Total	40	$9,396	30	$8,493

The following table provides the number of loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2014, as well as the recorded investment in these restructured loans as of December 31, 2014.

Year ended December 31, 2014
	Number of Loans	Recorded Investment
(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	—	$—
Commercial real estate — non-owner occupied	2	215
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	1	117
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgage	—	—
Other	—	—
Total	3	$332

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2014
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	921	921	—	349	22	—	22
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,181	1,218	—	380	15	12	3
Commercial and industrial	2,316	2,926	—	6,141	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	380	380	—	495	18	—	18
Other	721	1,389	—	768	87	—	87
Total	$11,270	$15,623	$—	$13,926	$843	$740	$103
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	49	89	49	52	4	—	4
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	390	390	155	405	18	—	18
Commercial and industrial	33	33	33	34	—	—	—
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	53	53	53	57	5	—	5
Other	—	—	—	—	—	—	—
Total	$525	$565	$290	$548	$27	$—	$27
Total:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	970	1,010	49	401	26	—	26
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,571	1,608	155	785	33	12	21
Commercial and industrial	2,349	2,959	33	6,175	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	433	433	53	552	23	—	23
Other	721	1,389	—	768	87	—	87
Grand total	$11,795	$16,188	$290	$14,474	$870	$740	$130

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	229	229	—	1,586	198	17	181
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	244	244	—	405	31	34	(3)
Commercial and industrial	555	766	—	434	97	114	(17)
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	518	518	—	593	37	3	34
Other	795	1,461	—	942	100	—	100
Total	$8,200	$12,115	$—	$10,824	$816	$221	$595
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	54	94	54	88	6	—	6
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	422	422	155	437	18	—	18
Commercial and industrial	7,488	7,488	131	670	42	—	42
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	62	62	62	65	5	—	5
Other	—	—	—	—	—	—	—
Total	$8,026	$8,066	$402	$1,260	$71	$—	$71
Total:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	283	323	54	1,674	204	17	187
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	666	666	155	842	49	34	15
Commercial and industrial	8,043	8,254	131	1,104	139	114	25
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	580	580	62	658	42	3	39
Other	795	1,461	—	942	100	—	100
Grand total	$16,226	$20,181	$402	$12,084	$887	$221	$666

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2012
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$741	$741	$—	$1,482	$142	$2	$140
Non-owner occupied	648	648	—	1,239	222	207	15
Construction and land development	4,946	8,537	—	5,834	246	24	222
Multi-family	47	414	—	313	69	60	9
1-4 family	544	677	—	2,213	151	—	151
Commercial and industrial	2,394	2,404	—	1,987	163	25	138
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	656	657	—	913	55	1	54
Other	1,030	1,620	—	1,150	113	1	112
Total	$11,006	$15,698	$—	$15,135	$1,161	$321	$840
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$28	$28	$16	$30	$2	$—	$2
Non-owner occupied	2,582	2,582	829	162	33	—	33
Construction and land development	465	465	174	528	15	—	15
Multi-family	—	—	—	—	—	—	—
1-4 family	614	614	224	637	36	—	36
Commercial and industrial	447	3,137	187	1,350	178	—	178
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	85	85	87	103	7	—	7
Other	—	—	—	—	—	—	—
Total	$4,221	$6,911	$1,517	$2,810	$271	$—	$271
Total:
Commercial real estate:
Owner occupied	$769	$769	$16	$1,512	$144	$2	$142
Non-owner occupied	3,230	3,230	829	1,401	255	207	48
Construction and land development	5,411	9,002	174	6,362	261	24	237
Multi-family	47	414	—	313	69	60	9
1-4 family	1,158	1,291	224	2,850	187	—	187
Commercial and industrial	2,841	5,541	187	3,337	341	25	316
Direct financing leases, net	—	—	—	4	—	1	(1)
Consumer and other:
Home equity and second mortgages	741	742	87	1,016	62	1	61
Other	1,030	1,620	—	1,150	113	1	112
Grand total	$15,227	$22,609	$1,517	$17,945	$1,432	$321	$1,111

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans’ and leases’ recorded investment and the unpaid principal balance of $4.4 million and $4.0 million as of December 31, 2014 and 2013, respectively, represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being less than the carrying values of the loans and leases. Impaired loans and leases also included $2.0 million and $371,000 of loans that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of contractual principal and interest payments is in doubt, cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2014
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,235	$273	$338	$13,901
Charge-offs	(631)	(600)	(2)	—	(1,233)
Recoveries	44	369	12	—	425
Provision	151	1,063	(65)	87	1,236
Ending balance	$8,619	$5,067	$218	$425	$14,329
Ending balance: individually evaluated for impairment	$204	$33	$53	$—	$290
Ending balance: collectively evaluated for impairment	$8,414	$4,943	$165	$425	$13,947
Ending balance: loans acquired with deteriorated credit quality	$1	$91	$—	$—	$92
Loans and lease receivables:
Ending balance, gross	$811,766	$416,654	$19,207	$34,165	$1,281,792
Ending balance: individually evaluated for impairment	$4,877	$1,669	$1,154	$—	$7,700
Ending balance: collectively evaluated for impairment	$803,475	$414,304	$18,053	$34,165	$1,269,997
Ending balance: loans acquired with deteriorated credit quality	$3,414	$681	$—	$—	$4,095
Allowance as % of gross loans	1.06%	1.22%	1.14%	1.24%	1.12%

	As of and for the Year Ended December 31, 2013
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,129	$371	$207	$15,400
Charge-offs	(896)	(14)	(4)	—	(914)
Recoveries	353	11	5	5	374
Provision	(1,095)	109	(99)	126	(959)
Ending balance	$9,055	$4,235	$273	$338	$13,901
Ending balance: individually evaluated for impairment	$209	$131	$62	$—	$402
Ending balance: collectively evaluated for impairment	$8,846	$4,104	$211	$338	$13,499
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$645,111	$293,552	$17,244	$26,065	$981,972
Ending balance: individually evaluated for impairment	$5,379	$8,043	$1,375	$—	$14,797
Ending balance: collectively evaluated for impairment	$638,303	$285,509	$15,869	$26,065	$965,746
Ending balance: loans acquired with deteriorated credit quality	$1,429	$—	$—	$—	$1,429
Allowance as % of gross loans	1.40%	1.44%	1.58%	1.30%	1.42%

	As of and for the Year Ended December 31, 2012
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,554	$3,977	$384	$240	$14,155
Charge-offs	(612)	(2,739)	(128)	—	(3,479)
Recoveries	375	66	40	—	481
Provision	1,376	2,825	75	(33)	4,243
Ending balance	$10,693	$4,129	$371	$207	$15,400
Ending balance: individually evaluated for impairment	$1,244	$186	$87	$—	$1,517
Ending balance: collectively evaluated for impairment	$9,449	$3,943	$284	$207	$13,883
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$624,011	$256,458	$16,313	$15,926	$912,708
Ending balance: individually evaluated for impairment	$10,614	$2,842	$1,771	$—	$15,227
Ending balance: collectively evaluated for impairment	$613,397	$253,616	$14,542	$15,926	$897,481
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Allowance as % of gross loans	1.71%	1.61%	2.27%	1.30%	1.69%
The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2014	2013
	(In Thousands)
Minimum lease payments receivable	$31,204	$24,658
Estimated unguaranteed residual values in leased property	7,053	4,546
Initial direct costs	208	226
Less unearned lease and residual income	(4,300)	(3,365)
Investment in commercial direct financing leases	$34,165	$26,065

There were no impairments of residual value of leased property during the years ended December 31, 2014, 2013 and 2012.
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2015	$8,432
2016	7,322
2017	6,080
2018	5,115
2019	2,678
Thereafter	1,577
$31,204

Note 6 – Premises and Equipment
A summary of premises and equipment at December 31, 2014 and 2013 is as follows:

	As of December 31,
	2014	2013
	(In Thousands)
Land	$650	$—
Building and leasehold improvements	2,776	1,547
Furniture and equipment	4,339	3,257
Construction and purchases in progress	52	—
	7,817	4,804
Less: accumulated depreciation	(3,874)	(3,649)
Total premises and equipment, net	$3,943	$1,155
Depreciation expense was $385,000, $313,000 and $292,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7 – Goodwill and Other Intangible Assets
Goodwill is not amortized. Goodwill, as well as intangible assets, are subject to impairment tests on at least an annual basis. At December 31, 2014, goodwill was $10.7 million as a result of the Alterra Transaction. The Corporation will perform a detailed valuation each November utilizing discounted cash flow assumptions of Alterra with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, are embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of Alterra will not decline, and facts and circumstances influencing our consolidated market capitalization will not change. Accordingly, an impairment charge to goodwill and intangible assets may be required in the foreseeable future if the book equity of Alterra exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations.
The Corporation has intangible assets that are amortized consisting of core deposit intangibles and loan servicing rights.
Loan servicing rights are recognized separately when they are acquired through sales of SBA loans. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
As of December 31, 2014, the estimated fair value of the Corporation’s loan servicing asset was $943,000. This servicing asset represents the servicing rights retained upon sale of the guaranteed portion of certain SBA loans. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio.

For the year ended December 31, 2014, loan servicing asset amortization totaled $24,000. The Corporation had no loan servicing assets outstanding in 2013 and 2012.
Changes in the gross carrying amount, accumulated amortization and net book value of core deposit intangibles were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Core deposit intangibles:
Gross carrying amount	$347	$—	$—
Less: accumulated amortization	(12)	—	—
Net book value	$335	$—	$—
Amortization during the period	$(12)	$—	$—
Estimated amortization expense of core deposit intangibles for fiscal years 2015 through 2019 are as follows:

Core deposit intangibles
(In Thousands)
Estimate for the year ended December 31,
2015	$72
2016	62
2017	54
2018	47
2019	40
Thereafter	60
$335

Note 8 – Other Assets
The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. The Corporation’s share of the partnerships’ income included in the Consolidated Statements of Income for the years ended December 31, 2014 and 2013 was income of $774,000 and a loss of $437,000, respectively. The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $1.1 million and $1.2 million recorded as of December 31, 2014 and 2013, respectively. The Corporation had a remaining commitment to provide funds of $960,000 at December 31, 2014. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $2.1 million and $942,000 as of December 31, 2014 and 2013, respectively. The Corporation had a remaining commitment to provide funds of $2.8 million at December 31, 2014. The Corporation also has one tax-preferred limited partnership equity investment, Chapel Valley Senior Housing, LP. At December 31, 2014 and 2013, there was a zero cost basis remaining in this tax-preferred limited partnership equity investment.
The Corporation invested in a community development entity (“CDE”) through Rimrock Road Investment Fund LLC (“Rimrock”), a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At December 31, 2014, Rimrock had one CDE investment, with a net carrying value of $7.5 million. Rimrock did not have any outstanding CDE investments in 2013. Due to the Corporation’s inability to exercise any significant influence over the investment in the qualified CDE, it is accounted for using the cost method. The investment provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Rimrock must be invested in the qualified CDE on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the CDE ceases to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investment in the CDE cannot be redeemed before the end of the seven-year period.

The remaining federal new market tax credit to be utilized over a maximum of seven years was $2.6 million as of December 31, 2014. The Corporation’s usage of the federal new market tax credit was approximately $375,000 during 2014. No federal new market tax credits were used in 2013 or 2012.
The Corporation is the sole owner of $315,000 of common securities issued by FBFS Statutory Trust II, a Delaware business trust (“Trust II”). The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate trust preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2014 and 2013 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets is as follows:

	As of December 31,
	2014	2013
	(In Thousands)
Accrued interest receivable	$3,932	$3,231
Deferred tax assets, net	3,603	3,722
Investment in limited partnerships	3,193	2,141
Investment in community development entity	7,500	—
Investment in Trust II	315	315
Fair value of interest rate swaps	575	946
Prepaid expenses	2,217	1,224
Other	4,882	2,737
Total accrued interest receivable and other assets	$26,217	$14,316

Note 9 – Deposits
The composition of deposits at December 31, 2014 and 2013 was as follows. Weighted average balances represent year-to-date averages.

	December 31, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$204,328	$154,687	—%	$151,275	$138,920	—%
Interest-bearing transaction accounts	104,199	83,508	0.22	77,004	62,578	0.20
Money market accounts	575,766	493,322	0.52	456,065	450,558	0.53
Certificates of deposit	126,635	60,284	0.89	51,979	60,276	1.01
Wholesale deposits	427,340	416,202	1.49	393,532	393,726	1.68
Total deposits	$1,438,268	$1,208,003	0.78	$1,129,855	$1,106,058	0.88

A summary of annual maturities of certificates of deposit outstanding at December 31, 2014 follows:

(In Thousands)
Maturities during the year ended December 31,
2015	$241,541
2016	115,287
2017	61,719
2018	47,671
2019	21,201
Thereafter	66,556
$553,975
Deposits include approximately $116.3 million and $23.2 million of certificates of deposit, including wholesale deposits, which are denominated in amounts of $100,000 or more at December 31, 2014 and 2013, respectively.

Note 10 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at December 31, 2014 and 2013 was as follows. Weighted average balances represent year-to-date averages.

	December 31, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$237	0.82%	$—	$260	0.74%
FHLB advances and other borrowings	10,058	5,093	0.56	—	6,471	0.19
Line of credit	1,010	13	3.30	10	10	3.41
Subordinated notes payable	22,926	13,362	7.07	11,926	11,926	6.92
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.78
	$44,309	$29,020	7.24	$22,251	$28,982	6.78

Short-term borrowings	$2,010			$10
Long-term borrowings	42,299			22,241
	$44,309			$22,251

The Corporation’s subsidiary banks, FBB and FBB-Milwaukee, are members of the FHLB of Chicago while Alterra is a member of the FHLB of Topeka. Accordingly all three subsidiary banks of the Corporation are permitted to obtain advances.
At December 31, 2014 and 2013, there were no securities sold under agreements to repurchase. There were no outstanding federal funds purchased at any month-end during fiscal years December 31, 2014 and 2013.
The Corporation has a $91.6 million FHLB line of credit available for advances and open line borrowings which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2014, $82.6 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2014 and 2013. There were $9.4 million of Term FHLB advances outstanding at December 31, 2014 with stated fixed interest rates ranging from 0.71% to 4.96%. No Term FHLB advances were outstanding at December 31, 2013. The Term FHLB advances outstanding at December 31, 2014 are due at various dates through December 2017.
The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $85.8 million and $37.1 million and collateralized mortgage obligations totaling approximately $30.7 million and $39.5 million were pledged as collateral for FHLB advances and unused available credit at December 31, 2014 and 2013, respectively.

The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2014, the line of credit carried an interest rate of LIBOR + 2.75% with a floor of 3.25% and had certain performance debt covenants of which the Corporation was in compliance. The Corporation paid an unused line fee on its senior line of credit. For the years ended December 31, 2014, 2013 and 2012, the Corporation incurred $13,000, $13,000 and $11,000 of additional interest expense due to this fee. On February 19, 2015, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% with an interest rate floor of 3.125% and a maturity date of February 19, 2016. As December 31, 2014, the outstanding balance on the line of credit was $1.0 million.
The Corporation has subordinated notes payable. At December 31, 2014 and 2013, the amount of subordinated notes payable outstanding was $22.9 million. The subordinated notes payable qualify for Tier 2 capital. At December 31, 2014, $1.7 million of the subordinated notes bore an interest rate of LIBOR + 4.75% with an interest rate floor of 6.00%, $6.2 million bore a fixed interest rate of 7.50% and $15.0 million bore a fixed interest rate of 6.50%. There are no debt covenants on the subordinated notes payable. $1.7 million of the subordinated notes outstanding as of December 31, 2014 were held by a third-party financial institution and mature on May 15, 2021. $6.2 million of the subordinated notes consists of notes which the Corporation offered and sold to certain accredited investors in 2012. The notes mature on January 15, 2022 and bear a fixed interest rate of 7.50% per year for their entire term. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance. The Corporation used the net proceeds from the sale of the notes to repay a portion of its then-existing $39.0 million of other subordinated notes. On January 17, 2014 the Corporation repaid $4.0 million of the third-party financial institution subordinated notes.
The remaining $15.0 million of the subordinated notes were issued on August 26, 2014 in connection with the Alterra Transaction when the Corporation entered into Subordinated Note Purchase Agreements with three accredited investors. The notes have a maturity date of September 1, 2024 and will bear interest at a fixed rate of 6.50% per annum for the first five years of the instrument. From and including September 1, 2019 to the maturity date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month LIBOR rate plus 470 basis points, payable quarterly in arrears. The Corporation may, at its option, beginning with the interest payment date of September 1, 2019 and on any interest payment date thereafter, redeem the Notes, in whole or in part at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the holders. The notes are not subject to repayment at the option of the holders. The Corporation paid approximately $13.5 million of the net proceeds of the notes as the cash portion of the merger consideration in the acquisition of Aslin Group and Alterra. The Corporation retained a portion of the net proceeds to increase its regulatory capital and for general corporate purposes.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% Junior Subordinated Notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $428,000 were capitalized in 2008 and are amortizing over the life of the Notes as an adjustment to interest expense. As of December 31, 2014, $339,000 of debt issuance costs remain reflected in other assets on the Consolidated Balance Sheets.
The Corporation has the right to redeem the Notes at each interest payment date on or after September 26, 2013. The Corporation also has the right to redeem the Notes, in whole but not in part, after the occurrence of certain special events. Special events are limited to: (1) a change in capital treatment resulting in the inability of the Corporation to include the Notes in Tier 1 capital, (2) a change in laws or regulations that could require Trust II to register as an investment company under the Investment Company Act of 1940, as amended; and (3) a change in laws or regulations that would require Trust II to pay income tax with respect to interest received on the Notes or, prohibit the Corporation from deducting the interest payable by the Corporation on the Notes or result in greater than a de minimis amount of taxes for Trust II.
Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. Therefore, the Corporation presents in its Consolidated Financial Statements junior subordinated notes as a liability and its investment in Trust II as a component of other assets.

Note 11 – Stockholders’ Equity and Regulatory Capital
On June 5, 2008, in connection with the implementation of the Shareholder Rights Plan dated the same date, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, $0.01 par value per share (common shares), of the Corporation. The dividend was paid on July 15, 2008. Each right entitles the registered holder to purchase from the Corporation one-half of one common share, at a price of $85.00 per full common share (equivalent to $42.50 for each one-half of a common share), subject to adjustment. The rights will be exercisable only if a person or group acquires 15% or more of the Corporation’s common stock or announces a tender offer for such stock. Under conditions described in the Shareholder Rights Plan, holders of rights may acquire additional shares of the Corporation’s common stock. The value of shares acquired under the plan would have a market value of two times the then-current per share purchase price. The rights will expire on June 5, 2018 if not renewed.
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal, State of Wisconsin and State of Kansas banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation continuously reviews and updates when appropriate its Capital and Liquidity Action Plan (the “Capital Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Banks. The Corporation’s and the Banks’ Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital position, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of December 31, 2014, that the Corporation and the Banks met all applicable capital adequacy requirements.

As of December 31, 2014, the most recent notification from the FDIC, the WDFI and the OSBC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action in effect at that time.

The Company anticipates that its capital ratios will remain in excess of the enhanced regulatory benchmark levels required by Basel III which went into effect on January 1, 2015.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2014 and 2013, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$173,263	12.13%	$114,253	8.00%	N/A	N/A
First Business Bank	131,411	12.19	86,272	8.00	$107,841	10.00%
First Business Bank – Milwaukee	19,128	12.47	12,274	8.00	15,343	10.00
Alterra Bank	22,657	10.90	16,628	8.00	20,785	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$136,008	9.52	$57,127	4.00	N/A	N/A
First Business Bank	118,907	11.03	43,136	4.00	$64,704	6.00
First Business Bank – Milwaukee	17,641	11.50	6,137	4.00	9,206	6.00
Alterra Bank	22,320	10.74	8,314	4.00	12,471	6.00
Tier 1 capital (to average assets)
Consolidated	$136,008	8.71	$62,490	4.00	N/A	N/A
First Business Bank	118,907	10.13	46,960	4.00	$58,700	5.00
First Business Bank – Milwaukee	17,641	7.90	8,935	4.00	11,169	5.00
Alterra Bank	22,320	9.01	9,910	4.00	12,388	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$145,352	13.16%	$88,373	8.00%	N/A	N/A
First Business Bank	123,331	12.57	78,516	8.00	$98,145	10.00%
First Business Bank – Milwaukee	17,944	14.66	9,790	8.00	12,238	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$119,617	10.83	$44,186	4.00	N/A	N/A
First Business Bank	111,062	11.32	39,258	4.00	$58,887	6.00
First Business Bank – Milwaukee	16,414	13.41	4,895	4.00	7,343	6.00
Tier 1 capital (to average assets)
Consolidated	$119,617	9.35	$51,153	4.00	N/A	N/A
First Business Bank	111,062	10.35	42,913	4.00	$53,641	5.00
First Business Bank – Milwaukee	16,414	7.64	8,595	4.00	10,744	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2014 and 2013, respectively.

	As of December 31,
	2014	2013
	(In Thousands)
Stockholders’ equity of the Corporation	$137,748	$109,275
Unrealized and accumulated (gains) losses on specific items	(652)	342
Disallowed servicing assets and purchased credit card relationships	(94)	—
Disallowed goodwill and other intangibles	(10,994)	—
Trust preferred securities	10,000	10,000
Tier 1 capital	136,008	119,617
Allowable general valuation allowances and subordinated debt	37,255	25,735
Risk-based capital	$173,263	$145,352

Note 12 – Earnings per Common Share
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
Effective November 1, 2014, the Corporation successfully completed the acquisition of Aslin Group and Alterra. Under the terms of the definitive agreement, the Corporation issued 360,081 shares to Aslin Group shareholders as the stock portion of the consideration paid. This stock issuance impacted the Corporation’s earnings per share by increasing the number of shares outstanding.
For the years ended December 31, 2014 and 2013, average anti-dilutive employee share-based awards totaled 4 and 77, respectively.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$14,139	$13,746	$8,926
Less: earnings allocated to participating securities	294	331	329
Basic earnings allocated to common shareholders	$13,845	$13,415	$8,597

Weighted-average common shares outstanding, excluding participating securities	3,929,969	3,832,296	2,608,961

Basic earnings per common share	$3.52	$3.50	$3.30

Diluted earnings per common share
Earnings allocated to common shareholders	$13,845	$13,415	$8,597
Reallocation of undistributed earnings	1	2	—
Diluted earnings allocated to common shareholders	$13,846	$13,417	$8,597

Weighted-average common shares outstanding, excluding participating securities	3,929,969	3,832,296	2,608,961
Dilutive effect of share-based awards	18,403	15,314	1,911
Weighted-average diluted common shares outstanding, excluding participating securities	3,948,372	3,847,610	2,610,872

Diluted earnings per common share	$3.51	$3.49	$3.29
Note 13 – Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units and dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2014, 174,769 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the plans are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation became a reporting company under the Securities Exchange Act of 1934 and no Stock Options have been modified, repurchased or canceled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, all Stock Options granted and not previously forfeited had vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow activity.

The following table represents a summary of Stock Options activity for the periods indicated.

	For the Years Ended December 31,
	2014		2013		2012
	Options	Weighted average price	Options	Weighted average price	Options	Weighted average price
Outstanding at beginning of year	51,000	$24.24	124,034	$22.43	125,034	$22.43
Granted	—	—	—	—	—	—
Exercised	(39,000)	24.00	(69,684)	21.13	(1,000)	22.00
Expired	—	—	(3,350)	22.00	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	12,000	25.00	51,000	24.24	124,034	22.43
Options exercisable at end of year	12,000	25.00	51,000	24.24	124,034	22.43
The following table represents outstanding Stock Options and exercisable Stock Options at the respective ranges of exercise prices at December 31, 2014.

	Options Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$25.00 - $25.99	12,000	0.13	$25.00	12,000	$25.00
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
Restricted share activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Number of restricted shares	Weighted average grant-date fair value	Number of restricted shares	Weighted average grant-date fair value	Number of restricted shares	Weighted average grant-date fair value
Nonvested balance at beginning of year	84,709	$23.10	94,506	$18.19	95,868	$15.15
Granted	32,261	44.98	25,030	33.00	37,123	23.03
Vested	(39,471)	19.71	(34,827)	16.88	(35,905)	15.06
Forfeited	—	—	—	—	(2,580)	18.32
Nonvested balance as of end of year	77,499	33.94	84,709	23.10	94,506	18.19

As of December 31, 2014, $2.3 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over approximately 2.8 years. As of December 31, 2014, all restricted shares that vested were delivered.

For the years ended December 31, 2014, 2013 and 2012, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Share-based compensation expense	$887	$660	$548

Note 14 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3.0% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6.0% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3.0% to all eligible employees which totaled $398,000, $348,000 and $321,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Discretionary contributions of 4.7%, or $632,000, 4.6%, or $533,000, and 5.0%, or $528,000, were made in 2014, 2013 and 2012, respectively.
As of December 31, 2014, 2013 and 2012, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan in 2014, 2013 and 2012 was $101,000, $81,000 and $58,000, respectively. The present value of future payments under the remaining plan of $747,000 and $647,000 at December 31, 2014 and 2013, respectively, is included in other liabilities.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.1 million and $5.7 million, respectively, at December 31, 2014 and cash surrender values and death benefits of approximately $2.0 million and $5.7 million, respectively, at December 31, 2013. The remaining balance of the cash surrender value of bank-owned life insurance of $25.2 million and $21.1 million as of December 31, 2014 and 2013, respectively, is related to policies on a number of then-qualified individuals affiliated with the Banks.

Note 15 – Leases

The Corporation and FBB occupy space in Madison, WI under an operating lease agreement that expires on July 7, 2028. FBB has four loan production offices in Appleton, WI, Oshkosh, WI, Green Bay, WI and Kenosha, WI that occupy office space under separate operating lease agreements that expire on August 30, 2015, November 30, 2017, January 31, 2018, and March 31, 2017, respectively. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2020. Alterra occupies office space in Leawood, KS under an operating lease agreement that expires on May 31, 2023. Alterra also owns a branch location in Overland Park, KS. The Corporation’s total rent expense was $1.3 million, $1.2 million and $1.2 million for years ended December 31, 2014, 2013 and 2012, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases other office equipment. Rental expense for these operating leases was $37,000, $29,000 and $27,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows:

(In Thousands)
2015	$1,198
2016	1,118
2017	1,076
2018	1,022
2019	1,034
Thereafter	6,547
$11,995

Note 16 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Endowment to First Business Charitable Foundation	$—	$1,300	$—
General and administrative expenses	1,024	938	912
Travel and other employee expenses	1,069	877	903
Computer software expenses	886	677	446
Partnership (income) loss	(774)	437	(678)
Foreclosed properties expenses	5	185	589
Other expenses	202	240	562
Total other operating expenses	$2,412	$4,654	$2,734

Note 17 – Income Taxes
Income tax expense applicable to income for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Current:
Federal	$4,235	$3,605	$5,473
State	1,459	1,356	1,183
Current tax expense	5,694	4,961	6,656
Deferred:
Federal	1,299	2,257	(1,756)
State	90	171	(150)
Deferred tax expense (benefit)	1,389	2,428	(1,906)

Total income tax expense	$7,083	$7,389	$4,750
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Net deferred tax assets are included in other assets in the consolidated balance sheets.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,501	$5,372
Excess book basis over tax basis for net assets acquired	2,082	—
Deferred compensation	1,332	1,144
State net operating loss carryforwards	694	730
Write-down of foreclosed properties	1	—
Non-accrual loan interest	751	733
Capital loss carryforwards	32	35
Unrealized loss on securities	—	215
Other	305	486
Total deferred tax assets before valuation allowance	10,698	8,715
Valuation allowance	(68)	(67)
Total deferred tax assets	10,630	8,648
Deferred tax liabilities:
Leasing and fixed asset activities	6,393	4,803
Loan servicing asset	364	—
Unrealized gain on securities	137	—
Other	133	123
Total deferred tax liabilities	7,027	4,926

Net deferred tax asset	$3,603	$3,722
The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2014	2013	2012
	(In Thousands)
Change in net deferred tax assets	$(119)	$(861)	$2,101
Deferred taxes allocated to other comprehensive income	352	(1,567)	(195)
Acquired deferred tax assets	(1,622)	—	—
Deferred income tax (expense) benefit	$(1,389)	$(2,428)	$1,906
Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In making its determination that the realization of the deferred tax was more likely than not, the Corporation gave consideration to a number of factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies and expiration dates associated with operating loss carry forwards.
The Corporation had state net operating loss carryforwards of approximately $13.4 million and $14.1 million at December 31, 2014 and 2013, respectively, which can be used to offset future state taxable income. The carryforwards expire between 2023 and 2032. A valuation allowance has been established for the future benefits attributable to certain of the non-Wisconsin state net operating losses. The valuation allowance associated with these deferred tax assets was $68,000 and $67,000 as of December 31, 2014 and 2013, respectively. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established on its Wisconsin state net operating losses.
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Income before income tax expense	$21,222	$21,135	$13,676
Tax expense at statutory federal rate of 34.42% and 34% applied to income before income tax expense, respectively	$7,305	$7,275	$4,650
State income tax, net of federal effect	1,000	906	647
Tax-exempt security and loan income, net of TEFRA adjustments	(736)	(682)	(431)
Change in valuation allowance	(1)	59	(3)
Bank-owned life insurance	(296)	(291)	(239)
Non-deductible transaction costs	124	—	—
Federal new market tax credit	(375)	—	—
Other	62	122	126
Total income tax expense	$7,083	$7,389	$4,750
Effective tax rate	33.38%	34.96%	34.73%
As of both December 31, 2014 and 2013, the summary of all of the Corporation’s uncertain tax positions totaled $22,000 and $16,000, respectively. There were no material additions to or reductions from these uncertain tax positions for the year ended December 31, 2014. In addition, there were no settlements of uncertain tax positions. As of December 31, 2014, tax years remaining open for the State of Wisconsin tax were 2010 through 2013. Federal tax years that remained open were 2011 through 2013. As of December 31, 2014, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 18 – Derivative Financial Instruments

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
At December 31, 2014, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was 27.5 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in March, 2016 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $575,000, included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of December 31, 2014, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s Consolidated Balance Sheets.

At December 31, 2014, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also 27.5 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March, 2016 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $575,000. The value of these swaps was included in accrued interest payable and other liabilities as of December 31, 2014. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $575,000. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2014 and 2013.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2014	Other assets	$575	Other liabilities	$575
December 31, 2013	Other assets	$946	Other liabilities	$946

No derivative instruments held by the Corporation for the year ended December 31, 2014 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2014, 2013 and 2012 had an insignificant impact to the audited Consolidated Statements of Income.

Note 19 – Commitments and Contingencies
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
In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance-sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2014 and 2013, there were no accrued credit losses for financial instruments with off-balance-sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2014 and 2013, respectively, are as follows:

	At December 31,
	2014	2013
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$406,183	$282,581
Standby letters of credit	17,555	19,602

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

Note 20 – Fair Value
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$578	$—	$578
Asset backed securities	—	1,510	—	1,510
U.S. Government agency obligations - government-sponsored enterprises	—	8,965	—	8,965
Collateralized mortgage obligations - government issued	—	68,874	—	68,874
Collateralized mortgage obligations - government-sponsored enterprises	—	64,771	—	64,771
Interest rate swaps	—	575	—	575
Liabilities:				—
Interest rate swaps	$—	$575	$—	$575

	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$15,489	$—	$15,489
Asset backed securities	—	1,494	—	1,494
U.S. Government agency obligations - government-sponsored enterprises	—	16,244	—	16,244
Collateralized mortgage obligations - government issued	—	111,969	—	111,969
Collateralized mortgage obligations - government-sponsored enterprises	—	34,922	—	34,922
Interest rate swaps	—	946	—	946
Liabilities:
Interest rate swaps	$—	$946	$—	$946

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the years ended December 31, 2014 or 2013 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Year Ended December 31, 2014
		Fair Value Measurements Using			Total Gains (Losses)
	Balance at December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,565	$—	$7,025	$1,540	$—
Foreclosed properties	1,693	—	1,693	—	(4)

		As of and for the Year Ended December 31, 2013
		Fair Value Measurements Using			Total Gains (Losses)
	Balance at December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$13,719	$—	$13,666	$53	$—
Foreclosed properties	333	—	333	—	(59)

Impaired loans that are collateral dependent were written down to their fair value less costs to sell of $8.6 million and $13.7 million at December 31, 2014 and December 31, 2013, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data. In cases where such inputs were unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 10% - 100%. The weighted average of those unobservable inputs as of the measurement date of December 31, 2014 was 34%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of December 31, 2014, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, impairment losses of $4,000 on foreclosed properties were recognized for the year ended December 31, 2014. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Year Ended December 31,
	2014	2013
	(In Thousands)
Foreclosed properties at the beginning of the period	$333	$1,574
Foreclosed properties acquired in acquisition, at fair value	1,605	—
Loans transferred to foreclosed properties, at lower of cost or fair value	—	1,381
Payments to priority lien holders of foreclosed properties	—	—
Proceeds from sale of foreclosed properties	(255)	(2,739)
Net gain on sale of foreclosed properties	14	176
Impairment valuation	(4)	(59)
Foreclosed properties at the end of the period	$1,693	$333

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$103,237	$103,227	$85,937	$6,890	$10,400
Securities available-for-sale	144,698	144,698	—	144,698	—
Loans and lease receivables, net	1,266,438	1,286,502	—	7,025	1,279,477
Federal Home Loan Bank stock	2,340	2,340	—	—	2,340
Cash surrender value of life insurance	27,314	27,314	27,314	—	—
Accrued interest receivable	3,932	3,932	3,932	—	—
Interest rate swaps	575	575	—	575	—
Financial liabilities:
Deposits	$1,438,268	$1,440,248	$884,292	$555,956	$—
Federal Home Loan Bank and other borrowings	33,994	34,590	—	34,590	—
Junior subordinated notes	10,315	7,101	—	—	7,101
Interest rate swaps	575	575	—	575	—
Accrued interest payable	1,574	1,574	1,574	—	—
Off balance sheet items:
Standby letters of credit	192	192	—	—	192
Commitments to extend credit	—	*	*	*	*
*Not meaningful

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$81,286	$81,295	$66,266	$4,029	$11,000
Securities available-for-sale	180,118	180,118	—	180,118	—
Loans and lease receivables, net	967,050	963,937	—	13,666	950,271
Federal Home Loan Bank stock	1,255	1,255	—	—	1,255
Cash surrender value of life insurance	23,142	23,142	23,142	—	—
Accrued interest receivable	3,231	3,231	3,231	—	—
Interest rate swaps	946	946	—	946	—
Financial liabilities:
Deposits	$1,129,855	$1,131,002	$684,344	$446,658	$—
Federal Home Loan Bank and other borrowings	11,936	11,979	—	11,979	—
Junior subordinated notes	10,315	7,084	—	—	7,084
Interest rate swaps	946	946	—	946	—
Accrued interest payable	1,052	1,052	1,052	—	—
Off balance sheet items:
Standby letters of credit	219	219	—	—	219
Commitments to extend credit	—	*	*	*	*
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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of December 31, 2014 and 2013, the Corporation held $10.4 million and $11.0 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to purchase price of the instrument as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of December 31, 2014 and 2013, the Corporation held $6.9 million and $4.0 million, respectively, of brokered certificates of deposits.
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
Federal Home Loan Bank and Federal Reserve Bank Stock: The carrying amount of FHLB and FRB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share.
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

Note 21 – Condensed Parent Only Financial Information
The following represents the condensed financial information of FBFS - Only:
Condensed Balance Sheets

	As of December 31,
	2014	2013
	(In Thousands)
Assets
Cash and cash equivalents	$1,179	$4,855
Investments in subsidiaries, at equity	170,923	127,450
Leasehold improvements and equipment, net	1,388	789
Other assets	2,695	1,921
Total assets	$176,185	$135,015
Liabilities and Stockholders’ Equity
Borrowed funds	$34,251	$22,251
Other liabilities	4,186	3,489
Total liabilities	38,437	25,740
Stockholders’ equity	137,748	109,275
Total liabilities and stockholders’ equity	$176,185	$135,015
Condensed Statements of Income

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Interest income	$—	$—	$—
Interest expense	2,071	1,952	3,825
Net interest expense	(2,071)	(1,952)	(3,825)
Non-interest income
Consulting and rental income from consolidated subsidiaries	10,776	9,738	8,904
Other	34	34	34
Total non-interest income	10,810	9,772	8,938
Non-interest expense	13,444	10,558	9,615
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	(4,705)	(2,738)	(4,502)
Income tax benefit	(1,659)	(1,050)	(1,722)
Loss before equity in undistributed net income of consolidated subsidiaries	(3,046)	(1,688)	(2,780)
Equity in undistributed net income of consolidated subsidiaries	17,185	15,434	11,706
Net income	$14,139	$13,746	$8,926

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Operating activities
Net income	$14,139	$13,746	$8,926
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(17,185)	(15,434)	(11,706)
Share-based compensation	416	311	254
Excess tax benefit from share-based compensation	(305)	(145)	(47)
Increase (decrease) in other liabilities	1,002	867	(1,131)
Other, net	(842)	(34)	(297)
Net cash used in operating activities	(2,775)	(689)	(4,001)
Investing activities
Dividends received from subsidiaries	8,000	8,000	6,000
Capital contributions to subsidiaries	(32,980)	(850)	—
Net cash (used in) provided by investing activities	(24,980)	7,150	6,000
Financing activities
Net decrease in short-term borrowed funds	1,000	—	(800)
Proceeds from issuance of long-term debt, net of issuance costs	14,469	—	6,215
Repayment of long-term debt	(4,000)	—	(33,289)
Proceeds from issuance of common stock	16,560	—	27,074
Proceeds from exercise of stock options	936	1,474	22
Purchase of treasury stock	(1,795)	(1,782)	(216)
Excess tax benefit from share-based compensation	305	145	47
Dividends paid	(3,396)	(2,475)	(738)
Net cash provided by (used in) financing activities	24,079	(2,638)	(1,685)
(Decrease) increase in cash and cash equivalents	(3,676)	3,823	314
Cash and cash equivalents at the beginning of the period	4,855	1,032	718
Cash and cash equivalents at the end of the period	$1,179	$4,855	$1,032

Note 22 – Condensed Quarterly Earnings (unaudited)

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands, Except per share data)
Interest income	$13,402	$13,565	$13,871	$16,863	$13,319	$13,142	$13,586	$13,763
Interest expense	(2,601)	(2,766)	(2,936)	(3,268)	(3,090)	(2,949)	(2,887)	(2,779)
Net interest income	10,801	10,799	10,935	13,595	10,229	10,193	10,699	10,984
Provision for loan losses	(180)	91	89	(1,236)	(80)	(54)	(109)	1,202
Non-interest income	2,321	2,358	2,459	2,965	1,953	2,174	2,124	2,191
Non-interest expense	(7,852)	(7,749)	(8,047)	(10,127)	(7,178)	(7,490)	(7,147)	(8,556)
Income before income tax expense	5,090	5,499	5,436	5,197	4,924	4,823	5,567	5,821
Income taxes	(1,753)	(1,994)	(1,883)	(1,453)	(1,680)	(1,690)	(1,958)	(2,061)
Net income	$3,337	$3,505	$3,553	$3,744	$3,244	$3,133	$3,609	$3,760
Per common share data:
Basic earnings per common share	$0.85	$0.89	$0.90	$0.89	$0.83	$0.80	$0.92	$0.95
Diluted earnings per common share	0.84	0.88	0.89	0.89	0.83	0.80	0.91	0.95
Dividends declared per share	0.21	0.21	0.21	0.21	0.14	0.14	0.14	0.14

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Business Financial Services, Inc.:
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Business Financial Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 6, 2015

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The scope of the assessment excluded Alterra, which was acquired on November 1, 2014. Consolidated revenues for the Corporation for the year-ended December 31, 2014 were $56.2 million, of which Alterra represented $2.5 million, or 4.5%. The consolidated total assets of the Corporation as of December 31, 2014 were $1.629 billion, of which Alterra represented $258.8 million, or 15.9%. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Business Financial Services, Inc.:
We have audited First Business Financial Services, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Business Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Alterra Bank, on November 1, 2014, and management excluded Alterra Bank’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Consolidated revenues for the Company for the year ended December 31, 2014, were $56.2 million, of which Alterra represented $2.5 million, or 4.5%. The consolidated total assets of the Company as of December 31, 2014 were $1.629 billion, of which Alterra represented $258.8 million, or 15.9%. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Alterra Bank.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
March 6, 2015

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 18, 2015 under the captions “Item 1 - Election of Directors,” “Corporate Governance Principles and Practices” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 18, 2015 under the captions “Executive Compensation,” “Summary Compensation Table,” “Long Term Incentive Plans,” “Outstanding Equity Awards at December 31, 2014,” “Disclosure Regarding Termination and Change in Control Provisions” and “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 18, 2015 under the caption “Principal Shareholders” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 18, 2015 under the captions “Related Party Transactions” and “Corporate Governance Principles and Practices” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 18, 2015 under the caption “Miscellaneous” is incorporated herein by reference.

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

FIRST BUSINESS FINANCIAL SERVICES, INC.

/s/ Corey A. Chambas
Corey A. Chambas	Chief Executive Officer	March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	March 6, 2015
Corey A. Chambas

/s/ James F. Ropella	Chief Financial Officer	March 6, 2015
James F. Ropella

/s/ Jerome J. Smith	Chairman of the Board of Directors	March 6, 2015
Jerome J. Smith

/s/ Mark D. Bugher	Director	March 6, 2015
Mark D. Bugher

/s/ Jan A. Eddy	Director	March 6, 2015
Jan A. Eddy

/s/ John J. Harris	Director	March 6, 2015
John J. Harris

/s/ Gerald L. Kilcoyne	Director	March 6, 2015
Gerald L. Kilcoyne

/s/ John M. Silseth	Director	March 6, 2015
John M. Silseth

/s/ Barbara H. Stephens	Director	March 6, 2015
Barbara H. Stephens

/s/ Dean W. Voeks	Director	March 6, 2015
Dean W. Voeks

Exhibit Index

Exhibit No.	Exhibit Name

2.1
Agreement and Plan of Merger by and among Aslin Group, Inc., AGI Acquisition Corp. and First Business Financial Services, Inc., dated as of May 22, 2014 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 23, 2014.

2.2
Voting Agreement by and among First Business Financial Services, Inc. and the persons and entities listed on Schedule I attached thereto dated as of May 22, 2014 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 23, 2014.

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

4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

4.4	Form of Fixed Rate Subordinated Note due September 1, 2014 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 26, 2014)

4.5	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 26, 2014)

10.1	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed on April 28, 2005)

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Amended Registration Statement on Form 10 filed on April 28, 2005)

10.3	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 31, 2006)

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on September 28, 2006)

10.5	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on August 13, 2012)

10.7	Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2006)

10.8	Amended and Restated Agreement effective December 22, 2014 between the Registrant and Corey A. Chambas +

10.9	Annual Incentive Bonus Program, as amended, dated March 6, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2015)

10.10	Offer Letter between the Company and David R. Papritz accepted September 5, 2014 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 9, 2014)

10.11	Employment Agreement, dated as of April 22, 2014, by and among First Business Financial Services, Inc. and Pamela Berneking +

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Amended Registration Statement on Form 10 filed on April 28, 2005)

23	Consent of KPMG LLP +

31.1	Certification of the Chief Executive Officer +

31.2	Certification of the Senior Vice President and Chief Financial Officer +

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

99
Proxy Statement for the Annual Meeting of the Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2014; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements +

+	Submitted electronically with this Annual Report.