Form 10-Q
period 2015-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2015-05-01
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 30, 2015 was 4,335,086 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,263	$14,881
Short-term investments	127,624	88,356
Cash and cash equivalents	141,887	103,237
Securities available-for-sale, at fair value	142,951	144,698
Securities held-to-maturity, at amortized cost	40,599	41,563
Loans held for sale	2,396	1,340
Loans and leases receivable, net of allowance for loan and lease losses of $14,694 and $14,329, respectively	1,279,846	1,265,098
Premises and equipment, net	3,883	3,943
Foreclosed properties	1,566	1,693
Cash surrender value of bank-owned life insurance	27,548	27,314
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,798	2,340
Accrued interest receivable and other assets	25,192	26,217
Goodwill and other intangible assets	12,011	11,944
Total assets	1,680,677	1,629,387
Liabilities and Stockholders’ Equity
Deposits	$1,485,801	$1,438,268
Federal Home Loan Bank and other borrowings	34,448	33,994
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	8,424	9,062
Total liabilities	1,538,988	1,491,639
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,546,532 and 4,537,426 shares issued, 4,336,161 and 4,335,927 shares outstanding at March 31, 2015 and December 31, 2014, respectively	46	45
Additional paid-in capital	75,571	74,963
Retained earnings	71,124	67,886
Accumulated other comprehensive income	726	218
Treasury stock (210,371 and 201,499 shares at March 31, 2015 and December 31, 2014, respectively), at cost	(5,778)	(5,364)
Total stockholders’ equity	141,689	137,748
Total liabilities and stockholders’ equity	$1,680,677	$1,629,387

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$17,325	$12,475
Securities income	776	867
Short-term investments	115	60
Total interest income	18,216	13,402
Interest expense:
Deposits	2,569	2,168
Notes payable and other borrowings	443	159
Junior subordinated notes	274	274
Total interest expense	3,286	2,601
Net interest income	14,930	10,801
Provision for loan and lease losses	684	180
Net interest income after provision for loan and lease losses	14,246	10,621
Non-interest income:
Trust and investment services fee income	1,207	1,068
Service charges on deposits	696	567
Loan fees	502	390
Increase in cash surrender value of bank-owned life insurance	234	206
Gain on sale of loans and leases	653	—
Other	556	90
Total non-interest income	3,848	2,321
Non-interest expense:
Compensation	7,354	5,057
Occupancy	500	324
Professional fees	989	632
Data processing	530	415
Marketing	642	347
Equipment	308	130
FDIC insurance	213	190
Collateral liquidation costs	302	159
Net gain on foreclosed properties	(16)	—
Other	910	598
Total non-interest expense	11,732	7,852
Income before income tax expense	6,362	5,090
Income tax expense	2,170	1,753
Net income	$4,192	$3,337
Earnings per common share:
Basic	$0.97	$0.85
Diluted	0.97	0.84
Dividends declared per share	0.22	0.21

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)

Net income	$4,192	$3,337
Other comprehensive income, before tax
Securities available-for-sale:
Unrealized securities gains arising during the period	765	349
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	63	—
Income tax expense	(320)	(135)
Comprehensive income	$4,700	$3,551

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2013	3,943,997	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	3,337	—	—	3,337
Other comprehensive income	—	—	—	—	214	—	214
Share-based compensation - restricted shares	996	—	193	—	—	—	193
Share-based compensation - tax benefits	—	—	12	—	—	—	12
Cash dividends ($0.21 per share)	—	—	—	(828)	—	—	(828)
Treasury stock purchased	(198)	—	—	—	—	(8)	(8)
Balance at March 31, 2014	3,944,795	$41	$56,207	$59,652	$(128)	$(3,577)	$112,195

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2014	4,335,927	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	4,192	—	—	4,192
Other comprehensive income	—	—	—	—	508	—	508
Exercise of stock options	12,000	1	300	—	—	—	301
Share-based compensation - restricted shares	(2,894)	—	234	—	—	—	234
Share-based compensation - tax benefits	—	—	74	—	—	—	74
Cash dividends ($0.22 per share)	—	—	—	(954)	—	—	(954)
Treasury stock purchased	(8,872)	—	—	—	—	(414)	(414)
Balance at March 31, 2015	4,336,161	$46	$75,571	$71,124	$726	$(5,778)	$141,689

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)
Operating activities
Net income	$4,192	$3,337
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	648	(71)
Provision for loan and lease losses	684	180
Depreciation, amortization and accretion, net	(660)	433
Share-based compensation	234	193
Increase in cash surrender value of bank-owned life insurance	(234)	(206)
Origination of loans for sale	(15,499)	—
Sale of loans originated for sale	15,096	—
Gain on sale of loans originated for sale	(653)	—
Net gain on foreclosed properties, including impairment valuation	(16)	—
Excess tax benefit from share-based compensation	(74)	(12)
Increase in accrued interest receivable and other assets	(394)	(262)
Decrease in accrued interest payable and other liabilities	(562)	(636)
Net cash (used) provided by operating activities	2,762	2,956
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	10,845	13,300
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	984	—
Purchases of available-for-sale securities	(8,636)	(18,706)
Proceeds from sale of foreclosed properties	143	—
Net increase in loans and leases	(14,413)	(4,348)
Distributions from limited partnerships	332	—
Investment in FHLB and FRB Stock	(458)	(124)
Proceeds from sale of FHLB Stock	—	124
Purchases of leasehold improvements and equipment, net	(119)	(113)
Net cash used in investing activities	(11,322)	(9,867)
Financing activities
Net increase in deposits	47,704	6,845
Net increase in short-term borrowed funds	500	—
Repayment of subordinated notes payable	—	(4,000)
Excess tax benefit from share-based compensation	74	12
Cash dividends paid	(954)	(828)
Exercise of stock options	300	—
Purchase of treasury stock	(414)	(8)
Net cash provided by financing activities	47,210	2,021
Net increase (decrease) in cash and cash equivalents	38,650	(4,890)
Cash and cash equivalents at the beginning of the period	103,237	81,286
Cash and cash equivalents at the end of the period	$141,887	$76,396
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$3,117	$2,102
Income taxes paid	525	628

See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”) and BOC Investment, LLC (“BOC”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
Basis of Presentation. The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2015. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2014 except as described further below in this Note 1.
Recent Accounting Pronouncements.

In January 2014, the FASB issued ASU No. 2014-01, “ Investments - Equity Method Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” This ASU allows investors in Low Income Housing Tax Credit (LIHTC) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The ASU is effective for interim and annual periods beginning after December 15, 2014. The ASU is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The Corporation adopted the accounting standard in the first quarter of 2015 with no impact on its financial position or results of operations.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This ASU clarifies that an “in substance repossession or foreclosure” occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. Early adoption is permitted. The Corporation adopted the accounting standard in the first quarter of 2015 with no impact on its financial position or results of operations.
In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The ASU is effective for interim and annual periods beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04,  Early adoption is permitted. The Corporation adopted the accounting standard in the first quarter of 2015 with no impact on its financial position or results of operations.
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
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analysis that the guidance affects must be reconsidered. This includes the consolidation analysis for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting enterprise chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analysis must be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.
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
There were no average anti-dilutive employee share-based awards for the three-month periods ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$4,192	$3,337
Less: earnings allocated to participating securities	73	72
Basic earnings allocated to common shareholders	$4,119	$3,265

Weighted-average common shares outstanding, excluding participating securities	4,260,249	3,859,503

Basic earnings per common share	$0.97	$0.85

Diluted earnings per common share
Earnings allocated to common shareholders	$4,119	$3,265
Reallocation of undistributed earnings	—	—
Diluted earnings allocated to common shareholders	$4,119	$3,265

Weighted-average common shares outstanding, excluding participating securities	4,260,249	3,859,503
Dilutive effect of share-based awards	2,265	21,058
Weighted-average diluted common shares outstanding, excluding participating securities	4,262,514	3,880,561

Diluted earnings per common share	$0.97	$0.84

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2015, 177,663 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.

Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or canceled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the three months ended March 31, 2015 and 2014. As of March 31, 2015, all Stock Options granted and not previously forfeited have vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow.
Stock Option activity for the year ended December 31, 2014 and three months ended March 31, 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	51,000	$24.24	0.88
Granted	—	—
Exercised	(39,000)	24.00
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	12,000	$25.00	0.13
Exercisable at December 31, 2014	12,000	$25.00	0.13

Outstanding as of December 31, 2014	12,000	$25.00	0.13
Granted	—	—
Exercised	(12,000)	25.00
Expired	—	—
Forfeited	—	—
Outstanding as of March 31, 2015	—	$—
Exercisable at March 31, 2015	—	$—
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

Restricted share activity for the year ended December 31, 2014 and the three months ended March 31, 2015 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2013	84,709	$23.10
Granted	32,261	44.98
Vested	(39,471)	19.71
Forfeited	—	—
Nonvested balance as of December 31, 2014	77,499	33.94
Granted	500	46.60
Vested	(373)	40.29
Forfeited	(3,394)	26.44
Nonvested balance as of March 31, 2015	74,232	$34.33

As of March 31, 2015, $2.0 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over a weighted-average period of approximately three years. As of March 31, 2015, all restricted shares that vested were delivered.

For the three months ended March 31, 2015 and 2014, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Share-based compensation expense	$234	$193

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,046	$29	$(28)	$8,047
Municipal obligations	569	9	—	578
Asset-backed securities	1,494	—	—	1,494
Collateralized mortgage obligations - government issued	61,418	1,338	(87)	62,669
Collateralized mortgage obligations - government-sponsored enterprises	69,597	631	(65)	70,163
	$141,124	$2,007	$(180)	$142,951

	As of December 31, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$9,046	$—	$(81)	$8,965
Municipal obligations	573	5	—	578
Asset-backed securities	1,514	$—	(4)	1,510
Collateralized mortgage obligations - government issued	67,740	1,390	(256)	68,874
Collateralized mortgage obligations - government-sponsored enterprises	64,763	234	(226)	64,771
	$143,636	$1,629	$(567)	$144,698

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of March 31, 2015
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,491	$6	$(1)	$1,496
Municipal obligations	16,075	231	(7)	16,299
Collateralized mortgage obligations - government issued	13,889	185	—	14,074
Collateralized mortgage obligations - government-sponsored enterprises	9,144	134	—	9,278
	$40,599	$556	$(8)	$41,147

	As of December 31, 2014
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$—	$(17)	$1,473
Municipal obligations	16,088	85	(18)	16,155
Collateralized mortgage obligations - government issued	14,505	57	(31)	14,531
Collateralized mortgage obligations - government-sponsored enterprises	9,480	74	(19)	9,535
	$41,563	$216	$(85)	$41,694

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association

(“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale for the three months ended March 31, 2015 and 2014.

At March 31, 2015 and December 31, 2014, securities with a fair value of $30.7 million and $32.7 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.
The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due in one year through five years	9,341	9,375	3,261	3,272
Due in five through ten years	75,842	76,931	13,330	13,532
Due in over ten years	55,941	56,645	24,008	24,343
	$141,124	$142,951	$40,599	$41,147

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the Corporation held 23 and 59 available-for-sale securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2015, the Corporation held 19 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

	As of March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$3,722	$28	$3,722	$28
Asset-backed securities	—	—	1,494	—	1,494	—
Collateralized mortgage obligations - government issued	—	—	8,669	87	8,669	87
Collateralized mortgage obligations - government-sponsored enterprises	4,853	5	4,859	60	9,712	65
	$4,853	$5	$18,744	$175	$23,597	$180

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,486	$12	$5,479	$69	$8,965	$81
Asset-backed securities	—	$—	1,510	4	1,510	4
Collateralized mortgage obligations - government issued	9,201	50	9,536	206	18,737	256
Collateralized mortgage obligations - government-sponsored enterprises	29,498	97	4,993	129	34,491	226
	$42,185	$159	$21,518	$408	$63,703	$567

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the Corporation held 8 and 57 held-to-maturity securities that were in an unrecognized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were no held-to-maturity securities that had been in a continuous unrecognized loss position for twelve months or greater as of March 31, 2015. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the three months ended March 31, 2015.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$997	$1	$—	$—	$997	$1
Municipal obligations	1,256	7	—	—	1,256	7
	$2,253	$8	$—	$—	$2,253	$8

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$17	$—	$—	$1,490	$17
Municipal obligations	2,222	18	—	—	2,222	18
Collateralized mortgage obligations - government issued	3,247	31	—	—	3,247	31
Collateralized mortgage obligations - government-sponsored enterprises	3,076	19	—	—	3,076	19
	$10,035	$85	$—	$—	$10,035	$85

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2015	December 31, 2014
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$163,982	$163,884
Commercial real estate — non-owner occupied	404,931	417,962
Construction and land development	121,211	121,160
Multi-family	84,163	72,578
1-4 family (1)	40,159	36,182
Total commercial real estate	814,446	811,766
Commercial and industrial (2)	426,413	416,654
Direct financing leases, net	31,644	34,165
Consumer and other
Home equity and second mortgages	9,032	7,866
Other	16,532	11,341
Total consumer and other	25,564	19,207
Total gross loans and leases receivable	1,298,067	1,281,792
Less:
Allowance for loan and lease losses	14,694	14,329
Deferred loan fees	1,131	1,025
Loans and leases receivable, net	$1,282,242	$1,266,438

(1)	Includes residential real estate loans held for sale totaling $1.3 million as of March 31, 2015 and December 31, 2014.

(2)	Includes guaranteed portion of SBA loans held for sale totaling $1.1 million as of March 31, 2015.

Loans transferred to third parties consist of the guaranteed portion of SBA loans as well as participation interests in other originated loans. The total principal amount of loans transfered during the three months ended March 31, 2015 and 2014 was $15.8 million and $6.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore all of the loans transferred during the three months ended March 31, 2015 and March 31, 2014 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 was $479,000 and $482,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at March 31, 2015 and December 31, 2014 was $121.6 million and $116.6 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of March 31, 2015 and December 31, 2014, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $102.9 million and $96.4 million, respectively. As of March 31, 2015, $1.1 million loans in this participation sold portfolio were considered impaired as compared to $1.2 million as of December 31, 2014. The Corporation does not share in the participant’s portion of the charge-offs.

The Corporation sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the three months ended March 31, 2015 was $9.1 million. No residential real estate loans were originated or sold during the three months ended March 31, 2014. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2015 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the transactions by way of relationship management; however, there are no further obligations of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to the sold amount. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

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

The following table reflects the contractually required payments receivable, cash flows expected to be collected and fair value of the Corporation’s purchased credit impaired loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In Thousands)
Contractually required payments	$6,783	$6,874
Less: nonaccretable difference	(2,252)	(2,173)
Cash flows expected to be collected	4,531	4,701
Less: accretable yield	(566)	(676)
Fair value of purchase credit impaired loans	$3,965	$4,025
The following table presents a rollforward of the Corporation’s accretable yield as of March 31, 2015 and December 31, 2014:

	As of and for the Three Months Ended March 31, 2015	As of and for the Year Ended December 31, 2014
	(In Thousands)
Accretable yield at the beginning of period	$676	$683
Less: Accretion	(4)	(7)
Reclassification to nonaccretable difference	(106)	—
Outstanding accretable yield	$566	$676

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2015 and December 31, 2014:

	Category
As of March 31, 2015	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$128,449	$18,511	$16,454	$568	$163,982
Commercial real estate — non-owner occupied	368,016	25,027	10,921	967	404,931
Construction and land development	100,815	8,519	6,810	5,067	121,211
Multi-family	82,500	746	903	14	84,163
1-4 family	30,322	4,746	3,313	1,778	40,159
Total commercial real estate	710,102	57,549	38,401	8,394	814,446

Commercial and industrial	380,318	22,493	21,797	1,805	426,413

Direct financing leases, net	29,926	1,469	249	—	31,644

Consumer and other:
Home equity and second mortgages	8,245	201	163	423	9,032
Other	15,830	—	—	702	16,532
Total consumer and other	24,075	201	163	1,125	25,564

Total gross loans and leases receivable	$1,144,421	$81,712	$60,610	$11,324	$1,298,067
Category as a % of total portfolio	88.17%	6.29%	4.67%	0.87%	100.00%

	Category
As of December 31, 2014	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$131,094	$15,592	$16,621	$577	$163,884
Commercial real estate — non-owner occupied	378,671	20,823	17,498	970	417,962
Construction and land development	100,934	8,193	6,876	5,157	121,160
Multi-family	70,897	751	913	17	72,578
1-4 family	25,997	5,278	3,336	1,571	36,182
Total commercial real estate	707,593	50,637	45,244	8,292	811,766

Commercial and industrial	383,755	18,524	12,026	2,349	416,654

Direct financing leases, net	32,756	1,120	289	—	34,165

Consumer and other:
Home equity and second mortgages	7,039	205	189	433	7,866
Other	10,570	50	—	721	11,341
Total consumer and other	17,609	255	189	1,154	19,207

Total gross loans and leases receivable	$1,141,713	$70,536	$57,748	$11,795	$1,281,792
Category as a % of total portfolio	89.07%	5.50%	4.51%	0.92%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $24.2 million and $27.1 million of loans and leases as Substandard as of March 31, 2015 and December 31, 2014, respectively. No loans were considered Special Mention, Doubtful or Loss as of either March 31, 2015 or December 31, 2014. The population of Substandard loans are all Category IV loans and a subset of Category III loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2015 and December 31, 2014 is as follows:

As of March 31, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,489	$163,489
Non-owner occupied	—	—	—	—	404,645	404,645
Construction and land development	—	—	—	—	116,362	116,362
Multi-family	—	—	—	—	84,149	84,149
1-4 family	—	—	—	—	39,249	39,249
Commercial and industrial	—	—	—	—	424,639	424,639
Direct financing leases, net	—	—	—	—	31,644	31,644
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,709	8,709
Other	—	—	—	—	15,829	15,829
Total	—	—	—	—	1,288,715	1,288,715
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$493	$493
Non-owner occupied	—	24	214	238	48	286
Construction and land development	—	—	193	193	4,656	4,849
Multi-family	—	—	—	—	14	14
1-4 family	238	—	296	534	376	910
Commercial and industrial	1	81	1,647	1,729	45	1,774
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	52	—	52	271	323
Other	—	—	703	703	—	703
Total	239	157	3,053	3,449	5,903	9,352
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,982	$163,982
Non-owner occupied	—	24	214	238	404,693	404,931
Construction and land development	—	—	193	193	121,018	121,211
Multi-family	—	—	—	—	84,163	84,163
1-4 family	238	—	296	534	39,625	40,159
Commercial and industrial	1	81	1,647	1,729	424,684	426,413
Direct financing leases, net	—	—	—	—	31,644	31,644
Consumer and other:
Home equity and second mortgages	—	52	—	52	8,980	9,032
Other	—	—	703	703	15,829	16,532
Total	$239	$157	$3,053	$3,449	$1,294,618	$1,298,067
Percent of portfolio	0.02%	0.01%	0.24%	0.27%	99.73%	100.00%

As of December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,384	$163,384
Non-owner occupied	—	—	—	—	417,676	417,676
Construction and land development	—	—	—	—	116,228	116,228
Multi-family	—	—	—	—	72,561	72,561
1-4 family	—	—	—	—	35,492	35,492
Commercial and industrial	—	—	—	—	414,336	414,336
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,537	7,537
Other	—	—	—	—	10,621	10,621
Total	—	—	—	—	1,272,000	1,272,000
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$500	$500
Non-owner occupied	—	215	—	215	71	286
Construction and land development	—	193	—	193	4,739	4,932
Multi-family	—	—	—	—	17	17
1-4 family	—	106	306	412	278	690
Commercial and industrial	364	146	736	1,246	1,072	2,318
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	329	329
Other	—	—	720	720	—	720
Total	364	660	1,762	2,786	7,006	9,792
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,884	$163,884
Non-owner occupied	—	215	—	215	417,747	417,962
Construction and land development	—	193	—	193	120,967	121,160
Multi-family	—	—	—	—	72,578	72,578
1-4 family	—	106	306	412	35,770	36,182
Commercial and industrial	364	146	736	1,246	415,408	416,654
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,866	7,866
Other	—	—	720	720	10,621	11,341
Total	$364	$660	$1,762	$2,786	$1,279,006	$1,281,792
Percent of portfolio	0.03%	0.05%	0.14%	0.22%	99.78%	100.00%

The Corporation’s total impaired assets consisted of the following at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$493	$500
Commercial real estate — non-owner occupied	286	286
Construction and land development	4,849	4,932
Multi-family	14	17
1-4 family	910	690
Total non-accrual commercial real estate	6,552	6,425
Commercial and industrial	1,774	2,318
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	323	329
Other	703	720
Total non-accrual consumer and other loans	1,026	1,049
Total non-accrual loans and leases	9,352	9,792
Foreclosed properties, net	1,566	1,693
Total non-performing assets	10,918	11,485
Performing troubled debt restructurings	1,972	2,003
Total impaired assets	$12,890	$13,488

	March 31, 2015	December 31, 2014
Total non-accrual loans and leases to gross loans and leases	0.72%	0.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.84	0.89
Total non-performing assets to total assets	0.65	0.70
Allowance for loan and lease losses to gross loans and leases	1.13	1.12
Allowance for loan and lease losses to non-accrual loans and leases	157.12	146.33

As of March 31, 2015 and December 31, 2014, $7.3 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of March 31, 2015, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of March 31, 2015			As of December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	2	$624	$568	2	$624	$577
Commercial real estate — non-owner occupied	5	1,095	905	5	1,095	970
Construction and land development	4	6,260	5,051	4	6,260	5,157
Multi-family	1	184	14	1	184	17
1-4 family	16	2,119	1,518	16	2,119	1,368
Commercial and industrial	4	361	151	4	361	155
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	6	772	398	6	772	431
Other	2	2,080	702	2	2,080	721
Total	40	$13,495	$9,307	40	$13,495	$9,396

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of March 31, 2015 and December 31, 2014, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of March 31, 2015		As of December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$35	1	$39
Interest rate concession	1	56	1	65
Combination of extension and interest rate concession	26	7,965	26	7,984
Commercial and industrial
Combination of extension and interest rate concession	4	151	4	155
Consumer and other
Extension of term	3	735	3	753
Combination of extension and interest rate concession	5	365	5	400
Total	40	$9,307	40	$9,396

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2015.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Three Months Ended March 31, 2015
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$568	$568	$—	$573	$6	$—	$6
Non-owner occupied	919	919	—	921	3	—	3
Construction and land development	5,068	7,738	—	5,135	37	—	37
Multi-family	14	380	—	15	13	—	13
1-4 family	1,351	1,361	—	1,459	10	—	10
Commercial and industrial	1,482	2,406	—	2,252	74	1	73
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	371	371	—	375	4	—	4
Other	702	1,369	—	712	20	—	20
Total	10,475	15,112	—	11,442	167	1	166
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	48	88	48	48	1	—	1
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	427	427	159	386	5	—	5
Commercial and industrial	322	322	132	33	5	—	5
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	52	52	52	52	1	—	1
Other	—	—	—	—	—	—	—
Total	849	889	391	519	12	—	12
Total:
Commercial real estate:
Owner occupied	$568	$568	$—	$573	$6	$—	$6
Non-owner occupied	967	1,007	48	969	4	—	4
Construction and land development	5,068	7,738	—	5,135	37	—	37
Multi-family	14	380	—	15	13	—	13
1-4 family	1,778	1,788	159	1,845	15	—	15
Commercial and industrial	1,804	2,728	132	2,285	79	1	78
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	423	423	52	427	5	—	5
Other	702	1,369	—	712	20	—	20
Grand total	$11,324	$16,001	$391	$11,961	$179	$1	$178

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2014
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	921	921	—	349	22	—	22
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,181	1,218	—	380	15	12	3
Commercial and industrial	2,316	2,926	—	6,141	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	380	380	—	495	18	—	18
Other	721	1,389	—	768	87	—	87
Total	11,270	15,623	—	13,926	843	740	103
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	49	89	49	52	4	—	4
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	390	390	155	405	18	—	18
Commercial and industrial	33	33	33	34	—	—	—
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	53	53	53	57	5	—	5
Other	—	—	—	—	—	—	—
Total	525	565	290	548	27	—	27
Total:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	970	1,010	49	401	26	—	26
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,571	1,608	155	785	33	12	21
Commercial and industrial	2,349	2,959	33	6,175	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	433	433	53	552	23	—	23
Other	721	1,389	—	768	87	—	87
Grand total	$11,795	$16,188	$290	$14,474	$870	$740	$130

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $4.7 million and $4.4 million as of March 31, 2015 and December 31, 2014 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $2.0 million of loans as of March 31, 2015 and December 31, 2014, that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2015
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$8,619	$5,067	$218	$425	$14,329
Charge-offs	(11)	(313)	—	—	(324)
Recoveries	2	—	3	—	5
Provision	99	548	67	(30)	684
Ending balance	$8,709	$5,302	$288	$395	$14,694
Ending balance: individually evaluated for impairment	$207	$33	$52	$—	$292
Ending balance: collectively evaluated for impairment	$8,502	$5,170	$236	$395	$14,303
Ending balance: loans acquired with deteriorated credit quality	$—	$99	$—	$—	$99
Loans and lease receivables:
Ending balance, gross	$814,446	$426,413	$25,564	$31,644	$1,298,067
Ending balance: individually evaluated for impairment	$5,253	$1,154	$890	$—	$7,297
Ending balance: collectively evaluated for impairment	$806,051	$424,608	$24,440	$31,644	$1,286,743
Ending balance: loans acquired with deteriorated credit quality	$3,142	$651	$234	$—	$4,027
Allowance as % of gross loans	1.07%	1.24%	1.13%	1.25%	1.13%

	As of and for the Three Months Ended March 31, 2014
	Commercial real estate	Commercial and industrial	Consumer and other	Direct financing leases, net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,235	$273	$338	$13,901
Charge-offs	—	—	—	—	—
Recoveries	15	—	5	—	20
Provision	(98)	284	(2)	(4)	180
Ending balance	$8,972	$4,519	$276	$334	$14,101
Ending balance: individually evaluated for impairment	$208	$239	$60	$—	$507
Ending balance: collectively evaluated for impairment	$8,764	$4,280	$216	$334	$13,594
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$638,701	$303,630	$17,526	$26,364	$986,221
Ending balance: individually evaluated for impairment	$5,291	$6,657	$1,344	$—	$13,292
Ending balance: collectively evaluated for impairment	$632,006	$296,973	$16,182	$26,364	$971,525
Ending balance: loans acquired with deteriorated credit quality	$1,404	$—	$—	$—	$1,404
Allowance as % of gross loans	1.40%	1.49%	1.57%	1.27%	1.43%

Note 6 — Deposits
The composition of deposits at March 31, 2015 and December 31, 2014 was as follows. Weighted average balances represent year-to-date averages.

	March 31, 2015			December 31, 2014
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$194,277	$200,274	—%	$204,328	$154,687	—%
Interest-bearing transaction accounts	102,739	107,311	0.22	104,199	83,508	0.22
Money market accounts	642,560	625,888	0.55	575,766	493,322	0.52
Certificates of deposit	115,252	124,377	0.71	126,635	60,284	0.89
Wholesale deposits	430,973	424,171	1.36	427,340	416,202	1.49
Total deposits	$1,485,801	$1,482,021	0.69	$1,438,268	$1,208,003	0.78

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at March 31, 2015 and December 31, 2014 was as follows. Weighted average balances represent year-to-date averages.

	March 31, 2015			December 31, 2014
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$237	0.82%
FHLB advances and other borrowings	10,012	10,042	1.51	10,058	5,093	0.56
Line of credit	1,510	521	3.24	1,010	13	3.30
Subordinated notes payable	22,926	22,926	6.94	22,926	13,362	7.07
Junior subordinated notes	10,315	10,315	10.64	10,315	10,315	10.78
	$44,763	$43,804	6.55	$44,309	$29,020	7.24

Short-term borrowings	$4,010			$2,010
Long-term borrowings	40,753			42,299
	$44,763			$44,309

As of March 31, 2015, the Corporation was in compliance with its debt covenants under its third party senior line of credit. Per the promissory note dated February 19, 2015, the Corporation pays a commitment fee on its secured senior line of credit. During the three months ended March 31, 2015 the Corporation incurred $3,000 additional interest expense due to this fee. Prior to February 19, 2015, the Corporation paid an unused line fee on its secured senior line of credit. During the three months ended March 31, 2014, the Corporation incurred $3,000 additional interest expense due to this fee.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
March 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$578	$—	$578
Asset backed securities	$—	$1,494	$—	$1,494
U.S. Government agency obligations - government-sponsored enterprises	—	8,047	—	8,047
Collateralized mortgage obligations - government issued	—	62,669	—	62,669
Collateralized mortgage obligations - government-sponsored enterprises	—	70,163	—	70,163
Interest rate swaps	—	956	—	956
Liabilities:				—
Interest rate swaps	$—	$956	$—	$956

	Fair Value Measurements Using
December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$578	$—	$578
Asset backed securities	—	1,510	—	1,510
U.S. Government agency obligations - government-sponsored enterprises	—	8,965	—	8,965
Collateralized mortgage obligations - government issued	—	68,874	—	68,874
Collateralized mortgage obligations - government-sponsored enterprises	—	64,771	—	64,771
Interest rate swaps	—	575	—	575
Liabilities:
Interest rate swaps	$—	$575	$—	$575

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2015 or the year ended December 31, 2014 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Three Months Ended March 31, 2015
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	March 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,363	$—	$6,739	$1,624	$—
Foreclosed properties	1,566	—	1,566	—	—
Loan servicing rights	1,027	—	—	1,027	—

		As of and for the Year Ended December 31, 2014
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,565	$—	$7,025	$1,540	$—
Foreclosed properties	1,693	—	1,693	—	(4)
Loan servicing rights	943	—	—	943	—

Impaired loans that are collateral dependent were written down to their net realizable value of $8.4 million and $8.6 million at March 31, 2015 and December 31, 2014, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 100%. The weighted average of those unobservable inputs as of the measurement date of March 31, 2015 was 34%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties and loan servicing rights.
Loan servicing rights are recognized when they are acquired through sales of the guaranteed portion of SBA loans. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
As of March 31, 2015 and December 31, 2014, the estimated fair value of the Corporation’s loan servicing asset was $1.0 million and $943,000, respectively. This servicing asset represents the servicing rights retained upon sale of the guaranteed portion of certain SBA loans. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio.
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

As of March 31, 2015, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, no impairment losses were recognized for the three months ended March 31, 2015. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Three Months Ended March 31, 2015	As of and for the Year Ended December 31, 2014
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,693	$333
Foreclosed properties acquired in acquisition, at fair value	—	1,605
Proceeds from sale of foreclosed properties	(143)	(255)
Net gain on sale of foreclosed properties	16	14
Impairment valuation	—	(4)
Foreclosed properties at the end of the period	$1,566	$1,693
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$141,887	$141,887	$120,127	$6,410	$15,350
Securities available-for-sale	142,951	142,951	—	142,951	—
Securities held-to-maturity	40,599	41,147	—	41,147	—
Loans held for sale	2,396	2,396	—	2,396	—
Loans and lease receivables, net	1,279,846	1,310,067	—	6,739	1,303,328
Federal Home Loan Bank and Federal Reserve Bank stock	2,798	2,798	—	—	2,798
Cash surrender value of life insurance	27,548	27,548	27,548	—	—
Accrued interest receivable	4,146	4,146	4,146	—	—
Interest rate swaps	956	956	—	956	—
Financial liabilities:
Deposits	$1,485,801	$1,489,399	$939,576	$549,823	$—
Federal Home Loan Bank and other borrowings	34,448	35,080	—	35,080	—
Junior subordinated notes	10,315	7,086	—	—	7,086
Interest rate swaps	956	956	—	956	—
Accrued interest payable	1,744	1,744	1,744	—	—
Off-balance-sheet items:
Standby letters of credit	128	128	—	—	128
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$103,237	$103,227	$85,937	$6,890	$10,400
Securities available-for-sale	144,698	144,698	—	144,698	—
Securities held-to-maturity	41,563	41,694	—	41,694	—
Loans held for sale	1,340	1,340	—	1,340	—
Loans and lease receivables, net	1,265,098	1,285,162	—	7,025	1,278,137
Federal Home Loan Bank and Federal Reserve Bank stock	2,340	2,340	—	—	2,340
Cash surrender value of life insurance	27,314	27,314	27,314	—	—
Accrued interest receivable	3,932	3,932	3,932	—	—
Interest rate swaps	575	575	—	575	—
Financial liabilities:
Deposits	$1,438,268	$1,440,248	$884,292	$555,956	$—
Federal Home Loan Bank and other borrowings	33,994	34,590	—	34,590	—
Junior subordinated notes	10,315	7,101	—	—	7,101
Interest rate swaps	575	575	—	575	—
Accrued interest payable	1,574	1,574	1,574	—	—
Off-balance-sheet items:
Standby letters of credit	192	192	—	—	192
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of March 31, 2015 and December 31, 2014, the Corporation held $15.4 million and $10.4 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of March 31, 2015 and December 31, 2014, the Corporation held $6.4 million and $6.9 million, respectively, of brokered certificates of deposits.

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

Loans Held for Sale: Loans held for sale, which consist of residential real estate mortgage loans and the guaranteed portion of SBA loans, are carried at the lower of cost or estimated fair value. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics.
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
Federal Home Loan Bank and Federal Reserve Bank Stock: The carrying amount of FHLB and FRB stock equals its fair value because the shares may be redeemed by the FHLB and the FRB at their carrying amount of $100 per share.
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
At March 31, 2015, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was 27.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in March, 2016 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $956,000, included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of March 31, 2015, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At March 31, 2015, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also 27.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March, 2016 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $956,000, included in accrued interest payable and other liabilities as of March 31, 2015. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a derivative liability of $956,000, included in accrued interest payable and other liabilities as of March 31, 2015. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2015 and December 31, 2014.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2015	Other assets	$956	Other liabilities	$956
December 31, 2014	Other assets	$575	Other liabilities	$575

No derivative instruments held by the Corporation for the three months ended March 31, 2015 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-

image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2015 and 2014 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total, common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of March 31, 2015, that the Corporation and the Banks met all applicable capital adequacy requirements.

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion to retain, through one-time election, the existing treatment for accumulated other comprehensive income, which would not affect regulatory capital. The corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1,

2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2015 and December 31, 2014, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2015
Total capital
(to risk-weighted assets)
Consolidated	$177,594	11.40%	$124,677	8.00%	N/A	N/A
First Business Bank	133,667	11.47	93,216	8.00	$116,544	10.00%
First Business Bank — Milwaukee	19,215	12.17	12,626	8.00	15,783	10.00
Alterra Bank	26,346	11.05	19,072	8.00	23,841	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$139,974	8.98%	$93,508	6.00%	N/A	N/A
First Business Bank	121,166	10.40	69,912	6.00	$93,235	8.00%
First Business Bank — Milwaukee	17,721	11.23	9,470	6.00	12,626	8.00
Alterra Bank	25,647	10.76	14,304	6.00	19,073	8.00
Common equity Tier 1 capital
(to risk-weighted assets)
Consolidated	$129,974	8.34%	$70,131	4.50%	N/A	N/A
First Business Bank	121,166	10.40	52,434	4.50	$101,318	6.50%
First Business Bank — Milwaukee	17,721	11.23	7,102	4.50	75,753	6.50
Alterra Bank	25,647	10.76	10,728	4.50	10,259	6.50
Tier 1 capital
(to average assets)
Consolidated	$139,974	8.42%	$5,199	4.00%	N/A	N/A
First Business Bank	121,166	10.33	4,847	4.00	$6,061	5.00%
First Business Bank — Milwaukee	17,721	7.56	709	4.00	886	5.00
Alterra Bank	25,647	9.68	1,026	4.00	1,270	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2014
Total capital
(to risk-weighted assets)
Consolidated	$173,263	12.13%	$114,253	8.00%	N/A	N/A
First Business Bank	131,411	12.19	86,272	8.00	$107,841	10.00%
First Business Bank — Milwaukee	19,128	12.47	12,274	8.00	15,343	10.00
Alterra Bank	22,657	10.90	16,628	8.00	20,785	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$136,008	9.52	$57,127	4.00%	N/A	N/A
First Business Bank	118,907	11.03	43,136	4.00	$64,704	6.00%
First Business Bank — Milwaukee	17,641	11.50	6,137	4.00	9,206	6.00
Alterra Bank	22,320	10.74	8,314	4.00	12,471	6.00
Tier 1 capital
(to average assets)
Consolidated	$136,008	8.71	$62,490	4.00%	N/A	N/A
First Business Bank	118,907	10.13	46,960	4.00	$58,700	5.00%
First Business Bank — Milwaukee	17,641	7.90	8,935	4.00	11,169	5.00
Alterra Bank	22,320	9.01	9,910	4.00	12,388	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the “Corporation,” “we,” “us,” “our,” or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB”, “FBB - Milwaukee” and “Alterra” are used to refer to our subsidiaries, First Business Bank, First Business Bank - Milwaukee, and Alterra Bank, respectively, and the “Banks” is used to refer to FBB, FBB - Milwaukee, and Alterra together.
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB, FBB - Milwaukee, or Alterra, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB, FBB - Milwaukee, or Alterra, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. Business lines include commercial lending, SBA lending, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is focused on local decision-making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions, such as support for information technology, marketing, finance and accounting and human resources. We have a unique niche business banking model and we consistently operate within our model. This allows us to provide a great deal of expertise in offering financial solutions to our clients with an experienced staff who serve our clients on an ongoing basis.
Operational Highlights

•	Total assets increased to $1.681 billion as of March 31, 2015 compared to $1.629 billion as of December 31, 2014.

•	Net income for the three months ended March 31, 2015 was $4.2 million compared to net income of $3.3 million for the three months ended March 31, 2014.

•	Diluted earnings per common share for the three months ended March 31, 2015 were $0.97 compared to diluted earnings per common share of $0.84 for the three months ended March 31, 2014.

•	Net interest margin increased by 21 basis points to 3.79% for the three months ended March 31, 2015 compared to 3.58% for the three months ended March 31, 2014.

•
Top line revenue, the sum of net interest income and non-interest income, increased 43.1% to $18.8 million for the three months ended March 31, 2015 compared to $13.1 million for the three months ended March 31, 2014.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 1.00% and 11.98%, respectively, for the three-month period ended March 31, 2015, compared to 1.06% and 12.01%, respectively, for the same time period in 2014.

•	Our effective tax rate was 34.1% and 34.4% for the three months ended March 31, 2015 and 2014, respectively.

•	We recorded a $684,000 in provision for loan and lease losses for the three months ended March 31, 2015 compared $180,000 for the three months ended March 31, 2014.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.13% at March 31, 2015 and 1.12% at December 31, 2014.

•	Non-performing assets as a percentage of total assets was 0.65% at March 31, 2015 compared to 0.70% at December 31, 2014.

•	Non-accrual loans declined by $440,000, or 4.5%, to $9.4 million at March 31, 2015 from $9.8 million at December 31, 2014.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue increased 43.1% for the three months ended March 31, 2015 as compared to the same period in the prior year due in part to the acquisition of Alterra, which was completed on November 1, 2014. The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2015	2014	Change
	(Dollars in Thousands)
Net interest income	$14,930	$10,801	38.2%
Non-interest income	3,848	2,321	65.8
Total top line revenue	$18,778	$13,122	43.1
Non-GAAP Pre-tax Adjusted Earnings
Non-GAAP pre-tax adjusted earnings is comprised of our pre-tax income adding back (1) our provision for loan and leases losses, (2) other identifiable costs of credit and (3) other discrete items that are unrelated to our primary business activities. Even though the provision for loan and lease losses and other identifiable costs of credit are regular and normal expenses for our industry, in our judgment, the presentation of non-GAAP pre-tax adjusted earnings allows our management team, investors and analysts to better assess the growth of our business by removing the volatility that is associated with these items and other discrete items. Non-GAAP pre-tax adjusted earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our non-GAAP pre-tax adjusted earnings metric increased by 33.7% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the acquisition of Alterra in the fourth quarter of 2014.

The information provided below reconciles non-GAAP pre-tax adjusted earnings to the most comparable GAAP measure.

	For the Three Months Ended March 31,
	2015	2014	Change
	(Dollars in Thousands)
Income before income tax expense	$6,362	$5,090	25.0%
Add back:
Provision for loan and lease losses	684	180	NM
Net gain on foreclosed properties	(16)	—	NM
Amortization of other intangible assets	18	—	NM
Non-GAAP pre-tax adjusted earnings	$7,048	$5,270	33.7

NM = Not meaningful
Return on Average Assets and Return on Average Equity
ROAA for the three months ended March 31, 2015 decreased to 1.00% compared to 1.06% for the three months ended March 31, 2014, primarily due to the increase in total average assets exceeding the increase in net income. Total average assets increased 32.3% year over year while net income increased 25.6% primarily due to the assets and recurring net income associated with the addition of Alterra in the fourth quarter of 2014. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended March 31, 2015 was 11.98% compared to 12.01% for the three months ended March 31, 2014. The decline was primarily due to the growth of our average equity outpacing the improvement in our net income for the comparable periods which can be directly attributable to the the acquisition of Alterra and the issuance of 360,081 shares of common stock as a portion of consideration paid. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our credit costs.

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

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Total non-interest expense	$11,732	$7,852
Less:
Net gain on foreclosed properties	(16)	—
Amortization of other intangible assets	18	—
Total operating expense	$11,730	$7,852
Net interest income	$14,930	$10,801
Total non-interest income	3,848	2,321
Total operating revenue	$18,778	$13,122
Efficiency ratio	62.47%	59.84%

Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three months ended March 31, 2015 compared to the same period of 2014.

	Increase (Decrease) for the Three Months Ended March 31,
	2015 Compared to 2014
	Rate	Volume	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$215	$2,097	$60	$2,372
Commercial and industrial loans	252	1,939	108	2,299
Direct financing leases	8	76	2	86
Consumer and other loans	20	64	9	93
Total loans and leases receivable	495	4,176	179	4,850
Mortgage-related securities	(100)	19	(3)	(84)
Other investment securities	8	(14)	(1)	(7)
FHLB and FRB Stock	8	1	8	17
Short-term investments	(13)	66	(15)	38
Total net change in income on interest-earning assets	398	4,248	168	4,814
Interest-bearing liabilities
Transaction accounts	(3)	16	—	13
Money market accounts	43	207	16	266
Certificates of deposit	(30)	173	(43)	100
Wholesale deposits	(104)	135	(10)	21
Total deposits	(94)	531	(37)	400
FHLB advances	7	2	14	23
Other borrowings	(7)	281	(12)	262
Junior subordinated debentures	—	—	—	—
Total net change in expense on interest-bearing liabilities	(94)	814	(35)	685
Net change in net interest income	$492	$3,434	$203	$4,129

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2015 and 2014. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2015			2014
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$814,933	$9,869	4.84%	$636,812	$7,497	4.71%
Commercial and industrial loans(1)	426,697	6,824	6.40	298,696	4,525	6.06
Direct financing leases(1)	32,752	383	4.68	26,056	297	4.56
Consumer and other loans(1)	24,110	249	4.13	17,083	156	3.65
Total loans and leases receivable(1)	1,298,492	17,325	5.34	978,647	12,475	5.10
Mortgage-related securities(2)	155,330	662	1.70	151,478	746	1.97
Other investment securities(3)	28,273	114	1.61	31,950	121	1.51
FHLB and FRB stock	2,597	18	2.70	1,261	1	0.30
Short-term investments	92,934	97	0.42	43,925	59	0.54
Total interest-earning assets	1,577,626	18,216	4.62	1,207,261	13,402	4.44
Non-interest-earning assets	96,278			57,799
Total assets	$1,673,904			$1,265,060
Interest-bearing liabilities
Transaction accounts	$107,311	58	0.22	$78,591	45	0.23
Money market accounts	625,888	853	0.55	462,574	587	0.51
Certificates of deposit	124,377	220	0.71	50,925	120	0.94
Wholesale deposits	424,172	1,438	1.36	387,240	1,417	1.46
Total interest-bearing deposits	1,281,748	2,569	0.80	979,330	2,169	0.89
FHLB advances	9,367	24	1.04	3,111	1	0.16
Other borrowings	24,122	419	6.95	8,647	157	7.26
Junior subordinated notes	10,315	274	10.63	10,315	274	10.63
Total interest-bearing liabilities	1,325,552	3,286	0.99	1,001,403	2,601	1.04
Non-interest-bearing demand deposit accounts	200,274			143,953
Other non-interest-bearing liabilities	8,151			8,530
Total liabilities	1,533,977			1,153,886
Stockholders’ equity	139,927			111,174
Total liabilities and stockholders’ equity	$1,673,904			$1,265,060
Net interest income		$14,930			$10,801
Interest rate spread			3.63%			3.40%
Net interest-earning assets	$252,074			$205,858
Net interest margin			3.79%			3.58%
Average interest-earning assets to average interest-bearing liabilities	119.02%			120.56%
Return on average assets	1.00			1.06
Return on average equity	11.98			12.01
Average equity to average assets	8.36			8.79
Non-interest expense to average assets	2.80			2.48

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Comparison of Net Interest Income for the Three Months Ended March 31, 2015 and 2014
Net interest income increased $4.1 million, or 38.2%, during the three months ended March 31, 2015 compared to the same period in 2014. The increase in net interest income was primarily attributable to the addition of Alterra and the corresponding favorable rate and volume variances on the loan and the lease portfolio, partially offset by an overall unfavorable variance on interest-bearing liabilities.
The yield on average earning assets for the three months ended March 31, 2015 was 4.62% compared to 4.44% for the three months ended March 31, 2014. The increase in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.34% for the three months ended March 31, 2015, compared to 5.10% for the three months ended March 31, 2014 primarily due to the addition of the Alterra loan portfolio at yields greater than that of the Wisconsin based portfolio. This benefit was partially offset by an increase in average short-term investments in the form of excess cash held on deposit at the FRB, in addition to the significant portion of fixed rate commercial real estate loans that have reached maturity and subsequently renewed at current market rates, which are still generally lower than the original rate of the loan and subject to competitive pricing pressures.
The overall weighted average rate paid on interest-bearing liabilities was 0.99% for the three months ended March 31, 2015, a decrease of 5 basis points from 1.04% for the three months ended March 31, 2014. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decrease in rate paid on our in-market certificates of deposit as well as our wholesale deposits. This decrease was partially offset by an unfavorable rate variance on the money market account deposit category and by the addition of other borrowings resulting from the $15.0 million of subordinated debt issued on August 26, 2014 at a rate that is significantly higher than our average cost of funds.
The weighted average rate paid on our interest-bearing deposits was 0.80% for the three months ended March 31, 2015, a decrease of 9 basis points from 0.89% for the three months ended March 31, 2014. The decrease in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing wholesale certificates of deposit with in-market deposit relationships at lower current rates. The continued low rate environment combined with the maturity structure of our wholesale certificates of deposit continues to provide us the opportunity to manage our liability structure in both term and rate to deliver an enhanced net interest margin. Further, our continued success of attracting in-market deposits through new client relationships and increased existing client deposit balances contributed to the overall decline in our cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - increased 43.7% to $1.058 billion for the period ended March 31, 2015 from $736.0 million for the year ended March 31, 2014 primary attributable to the acquisition of Alterra.
Net interest margin increased 21 basis points to 3.79% for the three months ended March 31, 2015 compared to 3.58% for the three months ended March 31, 2014. Net accretion/amortization on the Alterra purchase accounting adjustments of $1.2 million, partially offset by continued competitive pricing pressure on the loan and lease portfolio, drove a favorable impact of 26 basis points in net interest margin. In addition, the changing mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately seven basis points, offsetting the nine basis point decrease related to the declining yield on our investment portfolio. Other factors negatively influenced the net interest margin by three basis points in the aggregate.
Provision for Loan and Lease Losses
We recorded a provision expense of $684,000 and $180,000 for the three months ended March 31, 2015 and 2014, respectively. Of the $684,000 in provision expense, $749,000 was primarily to establish the Corporation’s loan loss reserve on new Alterra loans, including those which have been renewed since acquisition in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, as disclosed in Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses.
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the three months ended March 31, 2015 and 2014, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)
Components of the provision for loan and lease losses:
Net additions of specific reserves on impaired loans	$9	$105
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	—	(5)
Charge-offs in excess of specific reserves	324	—
Recoveries	(5)	(20)
Change in inherent risk of the loan and lease portfolio	356	100
Total provision for loan and lease losses	$684	$180

The net additions of specific reserves on impaired loans represents the new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will recover our principal, offset by any release of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses reserves due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon the level and trend of certain criteria such as delinquencies, volume and average loan size, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in credit granting functions, and changes in underwriting standards. As our asset quality metrics improve and the level and trend of the factors improve for a sustained period of time, the level of general reserve due to these factors may be reduced, causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan loss. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by portfolio growth or by migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended March 31, 2015 and 2014
Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, increase in cash surrender value of bank-owned life insurance, loan fees and gain on sale of loans and leases, increased $1.5 million, or 65.8%, to $3.8 million for the three months ended March 31, 2015, from $2.3 million for the three months ended March 31, 2014. The increase was primarily due to increased fees earned for trust and investment services, service charges on deposits, loan fees and gain on sale of loans and leases.
Trust and investment services fee income increased by $139,000, or 13.0%, to $1.2 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014. This increase is primarily driven by the amount of assets under management and administration as well as the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. At March 31, 2015, we had $814.2 million of trust assets under management compared to $773.2 million at December 31, 2014 and $787.6 million at March 31, 2014. Assets under administration were $195.1 million at March 31, 2015 compared to $186.5 million at December 31, 2014 and $181.6 million at March 31, 2014.
Services charges on deposits increased by $129,000, or 22.8%, to $696,000 for the three months ended March 31, 2015, compared to $567,000 for the three months ended March 31, 2014. The increase in services charges on deposits is due to the acquisition of Alterra in addition to the increase in transaction accounts in our Wisconsin markets.

Loan fees increased by $112,000, or 28.7%, to $502,000 for the three months ended March 31, 2015, compared to $390,000 for the three months ended March 31, 2014. The increase in loan fees is primarily due to the acquisition of Alterra and the related increase in fee income on our SBA and mortgage business lines.
Gain on sale of loans and leases for the three months ended March 31, 2015 totaled $653,000, an increase of $653,000 from the same period in 2014 which is attributable to the gain on sale of the residential real estate loans originated in our Kansas City market and the guaranteed portion of SBA loans originated in our Kansas City and Wisconsin markets.
Other non-interest income increased by $420,000 to $510,000 for the three months ended March 31, 2015, compared to $90,000 for the three months ended March 31, 2014. The increase in other income is primarily due to gains recognized on the termination of lease assets and the unwinding of the reserve for unfunded commitments resulting from the fair value purchase accounting adjustments associated with the Alterra transaction. The remaining reserve for unfunded commitments was $276,000 as of March 31, 2015. Should the commitment be withdrawn for any reason or become fully funded prior to maturity, we will accelerate the remaining liability accordingly.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended March 31, 2015 and 2014
Non-interest expense increased by $3.9 million, or 49.4%, to $11.7 million for the three months ended March 31, 2015 from $7.9 million for the comparable period of 2014. The acquisition of Alterra is the primary driver for the increase in all non-interest expense categories. Compensation, professional fees and marketing expenses comprise the majority of the overall increase.
Compensation expense increased by $2.3 million, or 45.4%, to $7.4 million for the three months ended March 31, 2015 from $5.1 million for the three months ended March 31, 2014. In addition to the increase related to Alterra, the overall increase reflects growth in compensation costs related to annual merit increases, employee benefit costs and incentive compensation accruals on a larger base of employees than in the comparative period of the prior year. Full time equivalent employees as of March 31, 2015 were 212, up 40.4% from 151 at March 31, 2014. Most of the increase was the result of the 46 employees added as a result of the Alterra transaction. As opportunities arise, we expect to continue investing in talent to support our strategic growth efforts.
Professional fees expense increased by $357,000, or 56.5%, to $989,000 for the three months ended March 31, 2015 from $632,000 for the three months ended March 31, 2014. The increase was partially related to our ongoing strategy to invest in technology-based corporate initiatives. For the quarter ended March 31, 2015, professional fees specifically related to IT projects totaled approximately $132,000. In addition, we incurred $78,000 in non-recurring merger-related expenses in connection with transition of Alterra employees post-acquisition. The largest item in the remaining variance is an increase in recruiting expenses related to our search for a new Chief Financial Officer.
Income Taxes
Income tax expense was $2.2 million for the three months ended March 31, 2015, with an effective tax rate of 34.1%, compared to income tax expense of $1.8 million for the three months ended March 31, 2014, with an effective tax rate of 34.4%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Three Months Ended March 31,
	2015	2014
Statutory federal tax rate	34.4%	34.4%
State taxes, net of federal benefit	4.6	4.6
Bank owned life insurance	(1.3)	(1.4)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.2)	(3.6)
Federal new market tax credit	(1.0)	—
Other	0.5	0.4
	34.1%	34.4%
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before taxes and adjusting for discrete items. Typically, the rate is based on the most recent annualized forecast of pre-

tax income, book versus tax differences and tax credits, if any. If we conclude that a reliable estimated annual effective tax rate cannot be determined, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Financial Condition
General
Our total assets increased by $51.3 million, or 3.1%, to $1.681 billion as of March 31, 2015 compared to $1.629 billion at December 31, 2014. The increase in total assets was driven by growth in our loan and lease portfolio coupled with elevated levels of on-balance-sheet liquidity.
Short-term investments
Short-term investments increased by $39.3 million, or 44.4%, to $127.6 million at March 31, 2015 from $88.4 million at December 31, 2014. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. As of March 31, 2015, our total investment in commercial paper, which is also considered a short-term investment, was $15.4 million as compared to $10.4 million at December 31, 2014. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are usually sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $2.7 million to $183.6 million at March 31, 2015 compared to $186.3 million at December 31, 2014. During the three months ended March 31, 2015, we recognized unrealized holding gains of $765,000 before income taxes through other comprehensive income. As of March 31, 2015, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average maturity of 3.02 years. Generally, our investment philosophy remains unchanged from our statements made in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2015. There were no sales of securities during the three months ended March 31, 2015.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $15.8 million, or 1.2%, to $1.282 billion at March 31, 2015 from $1.266 billion at December 31, 2014 with the majority of the growth exhibited in our commercial and industrial portfolio, specifically in our factoring specialty finance area. We continue to have a concentration in commercial real estate, as commercial real estate loans represent approximately 63% of our total loans as of March 31, 2015. Over the past five years there has been a generally declining trend in this concentration level as we continue to direct our efforts toward growing our commercial and industrial portfolio. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
While the first quarter of each fiscal year is typically our lowest growth quarter with respect to our loan and lease portfolio, we successfully added new relationships to our portfolio, specifically in our commercial and industrial portfolio which increased $9.8 million, or 2.3%, to $426.4 million at March 31, 2015 from $416.7 million at December 31, 2014. Our commercial real estate portfolio increased by a $2.7 million, or 0.3%, to $814.4 million at March 31, 2015 from $811.8 million at December 31, 2014. We believe loan growth relative to prior years reflects modest improvement in economic activity within our markets, in addition to the ability of our business development teams to capture market share from the competition. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.13% at March 31, 2015, a increase of one basis point from 1.12% as of December 31, 2014. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 0.72% at March 31, 2015 compared to 0.76% at December 31, 2014. Non-performing loans decreased $440,000, or 4.5%, to $9.4 million at March 31, 2015, compared to $9.8 million at December 31, 2014. We have generally experienced improvement in our various asset quality ratios over the last several quarters. Given our current level of non-accrual loans, any improvement in reducing this balance will likely be at a slower pace than what has been accomplished over the last few years. We do not expect any material changes in non-accrual loans as a percentage of gross loans and leases; however, we may experience some volatility from time to time. Please refer to Asset Quality for additional information.
Deposits
As of March 31, 2015, deposits increased by $47.5 million to $1.486 billion from $1.438 billion at December 31, 2014. The increase in deposits was primarily due to an increase in the level of in-market deposits, specifically money market accounts, which increased by $66.8 million to $642.6 million at March 31, 2015 from $575.8 million at December 31, 2014, and partially due to a $3.6 million increase in the level of wholesale certificates of deposit to $431.0 million at March 31, 2015 from $427.3 million at December 31, 2014. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. Our Banks’ in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total year-to-date average deposits, approximately $1.058 billion, or 71.4%, were considered in-market deposits for the three months ended March 31, 2015. This compares to in-market deposits of $736.0 million, or 65.5%, for the year-to-date average at March 31, 2014.
The Banks’ liquidity policies limit the amount of wholesale certificates of deposits to 75% of total deposits, with an operating goal of 50% or less of brokered certificates of deposit to total deposits. As of March 31, 2015, the ratio of wholesale certificates of deposits to total deposits was 29.0%. We will continue to use wholesale deposits in specific maturity periods needed, typically three to five years, to effectively mitigate interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of wholesale certificates of deposit. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of wholesale certificates of deposit.
FHLB Advances and Other Borrowings
As of March 31, 2015, FHLB advances and other borrowings increased by $454,000, or 1.3%, to $34.4 million from $34.0 million at December 31, 2014. The primary reason for the increase in other borrowings was due to a draw on our third-party senior line of credit.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$493	$500
Commercial real estate - non-owner occupied	286	286
Construction and land development	4,849	4,932
Multi-family	14	17
1-4 family	910	690
Total non-accrual commercial real estate	6,552	6,425
Commercial and industrial	1,774	2,318
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	323	329
Other	703	720
Total non-accrual consumer and other loans	1,026	1,049
Total non-accrual loans and leases	9,352	9,792
Foreclosed properties, net	1,566	1,693
Total non-performing assets	10,918	11,485
Performing troubled debt restructurings	1,972	2,003
Total impaired assets	$12,890	$13,488

Total non-accrual loans and leases to gross loans and leases	0.72%	0.76%
Total non-performing assets to total loans and leases plus other real estate owned	0.84	0.89
Total non-performing assets to total assets	0.65	0.70
Allowance for loan and lease losses to gross loans and leases	1.13	1.12
Allowance for loan and lease losses to non-accrual loans and leases	157.12	146.33
As of March 31, 2015 and December 31, 2014, $7.3 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively.
A summary of our non-accrual loan and lease activity from December 31, 2014 through March 31, 2015 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$9,792
Loans and leases transferred to non-accrual status	238
Accretion of the fair value discount on purchased credit impaired loans	11
Non-accrual loans and leases partially or fully charged-off	(324)
Cash received and applied to principal of non-accrual loans and leases	(365)
Non-accrual loans and leases as of the end of the period	$9,352

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of March 31, 2015, non-performing assets as a percentage of total assets declined to 0.65% from 0.70% at December 31, 2014. This is primarily due to cash collections on previously identified impaired loans and a partial charge-off on one commercial loan. The remaining outstanding principal balance on this loan was paid in full in April 2015. Total non-performing assets to total loans and leases and foreclosed properties as of March 31, 2015 and December 31, 2014 were 0.84% and 0.89%, respectively. We believe the decline in this ratio provides insight to our success in working problem assets through the entire process, eliminating further losses and improving overall asset quality.

We also monitor early stage delinquencies to assist in the identification of potential future problems. As of March 31, 2015, the payment performance did not point to any new areas of concern, as approximately 100% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established credit quality indicator categories. We are generally seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We generally work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current low level of non-accrual loans, any meaningful improvement in reducing this balance further will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances; however, we may experience some volatility in this trend from time to time.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2015	2014	2014
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$10,475	$7,725	$11,270
Impaired loans and leases with impairment reserves required	849	6,972	525
Total impaired loans and leases	11,324	14,697	11,795
Less:
Impairment reserve (included in allowance for loan and lease losses)	391	507	290
Net impaired loans and leases	$10,933	$14,190	$11,505
Average impaired loans and leases	$11,961	$15,520	$14,474
Foregone interest income attributable to impaired loans and leases	$179	$199	$870
Less: Interest income recognized on impaired loans and leases	1	224	740
Net foregone interest income on impaired loans and leases	$178	$(25)	$130

Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2014	$1,693
Proceeds from sale of foreclosed properties	(143)
Net gain on sale of foreclosed properties	16
Foreclosed properties as of March 31, 2015	$1,566

Allowance for loan and lease losses.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.13% as of March 31, 2015 and 1.12% as of December 31, 2014. During the three months ended March 31, 2015, we recorded net charge-offs on impaired loans and leases of approximately $319,000, comprised of $324,000 of charge-offs and $5,000 of recoveries. During the three months ended March 31, 2014, we recorded net recoveries on impaired loans and leases of approximately $20,000, comprised of no charge-offs and $20,000 of recoveries.
Based upon our observations in our primary market areas, commercial real estate values have generally stabilized, which significantly reduced our level of required charge-offs, as collateral dependent loans are reflected at their net realizable values. Nevertheless, we may continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $14.7 million, or 1.13% of total loans and leases, was appropriate as of March 31, 2015. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of March 31, 2015 and December 31, 2014, our allowance for loan and lease losses to total non-accrual loans and leases was 157.12% and 146.33%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality remains strong, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2015.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Allowance at beginning of period	$14,329	$13,901
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	(11)	—
Commercial and industrial	(313)	—
Direct financing leases	—	—
Consumer and other
Home equity and second mortgages	—	—
Other	—	—
Total charge-offs	(324)	—
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	8
Commercial real estate — non-owner occupied	—	4
Construction and land development	—	—
Multi-family	—	—
1-4 family	2	3
Commercial and industrial	—	—
Direct financing leases	—	—
Consumer and other
Home equity and second mortgages	2	5
Other	1	—
Total recoveries	5	20
Net (charge-offs) recoveries	(319)	20
Provision for loan and lease losses	684	180
Allowance at end of period	$14,694	$14,101
Annualized net (charge-offs) recoveries as a % of average gross loans and leases	(0.10)%	0.01%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2015 were the interest payments due on subordinated and junior subordinated notes. In February 2015, FBB declared a dividend in the amount of $2.0 million bringing year-to-date dividend declarations to $2.0 million through March 31, 2015. During the year ended December 31, 2014, FBB declared and paid dividends totaling $8.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities fair value and our unencumbered pledged loans. As of March 31, 2015 and December 31, 2014, our immediate on-balance-sheet liquidity was $383.1 million and $290.8 million, respectively. At March 31, 2015 and December 31, 2014, the Banks had $105.7 million and $70.5 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $431.0 million of outstanding wholesale deposits at March 31, 2015, compared to $427.3 million of wholesale deposits as of December 31, 2014, which represented 29.0% and 29.7%, respectively, of the ending balance of total deposits. While we are committed to our continued efforts to raise in-market deposits and maintain our overall mix of wholesale certificates of deposit and in-market deposits, wholesale certificates of deposit continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale certificates of deposit are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity and our deposits accumulated through the internet listing service have the same early withdrawal privileges and fees as other in-market deposits. The Banks’ liquidity policies limit the amount of brokered deposits to 75% of total deposits, with an operating goal of 50% or less of wholesale deposits to total deposits. The Banks were in compliance with the policy limits and the operating goal as of March 31, 2015 and December 31, 2014.
The Banks were able to access the wholesale certificate of deposit market as needed at rates and terms comparable to market standards during the three-month period ended March 31, 2015. In the event there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2015, the available liquidity was in excess of the stated policy minimum. As on-balance-sheet liquidity is utilized to fund growth, asset quality remains stable and the ratio of in-

market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of wholesale certificates of deposits in the event of a disruption in the wholesale market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of March 31, 2015, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2015 has not changed materially since December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	$—
February 1, 2015 - February 28, 2015	8,872	$46.60	—	$—
March 1, 2015 - March 31, 2015	—	$—	—	$—
Total	8,872	$46.60	—	$—

(1)
The shares in this column represent: (i) the 154 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares; and (ii) the 8,718 shares used to exercise stock options as part of a cashless exercise.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer +

31.2	Certification of the Chief Financial Officer +

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Unaudited Consolidated Financial Statements +

+	Submitted electronically with this Quarterly Report.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
May 1, 2015	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

May 1, 2015	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer +

31.2	Certification of the Chief Financial Officer +

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Unaudited Consolidated Financial Statements +

+	Submitted electronically with this Quarterly Report.