Form 10-Q
period 2015-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2015-08-07
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on August 5, 2015 was 4,334,918 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$12,829	$14,881
Short-term investments	76,019	88,356
Cash and cash equivalents	88,848	103,237
Securities available-for-sale, at fair value	146,342	144,698
Securities held-to-maturity, at amortized cost	39,428	41,563
Loans held for sale	1,274	1,340
Loans and leases receivable, net of allowance for loan and lease losses of $15,199 and $14,329, respectively	1,334,091	1,265,098
Premises and equipment, net	3,998	3,943
Foreclosed properties	1,854	1,693
Cash surrender value of bank-owned life insurance	27,785	27,314
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,891	2,340
Accrued interest receivable and other assets	24,920	26,217
Goodwill and other intangible assets	12,133	11,944
Total assets	$1,683,564	$1,629,387
Liabilities and Stockholders’ Equity
Deposits	$1,471,068	$1,438,268
Federal Home Loan Bank and other borrowings	47,401	33,994
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,493	9,062
Total liabilities	1,539,277	1,491,639
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 4,545,457 and 4,537,426 shares issued, 4,334,918 and 4,335,927 shares outstanding at June 30, 2015 and December 31, 2014, respectively	45	45
Additional paid-in capital	75,792	74,963
Retained earnings	74,028	67,886
Accumulated other comprehensive income	207	218
Treasury stock (210,539 and 201,499 shares at June 30, 2015 and December 31, 2014, respectively), at cost	(5,785)	(5,364)
Total stockholders’ equity	144,287	137,748
Total liabilities and stockholders’ equity	$1,683,564	$1,629,387

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$16,680	$12,651	$34,005	$25,126
Securities income	748	855	1,524	1,721
Short-term investments	92	59	207	119
Total interest income	17,520	13,565	35,736	26,966
Interest expense:
Deposits	2,593	2,337	5,162	4,506
Notes payable and other borrowings	461	152	904	310
Junior subordinated notes	278	277	552	551
Total interest expense	3,332	2,766	6,618	5,367
Net interest income	14,188	10,799	29,118	21,599
Provision for loan and lease losses	520	(91)	1,204	89
Net interest income after provision for loan and lease losses	13,668	10,890	27,914	21,510
Non-interest income:
Trust and investment services fee income	1,279	1,110	2,486	2,178
Service charges on deposits	693	600	1,389	1,167
Loan fees	499	380	1,001	769
Increase in cash surrender value of bank-owned life insurance	238	209	472	416
Gain on sale of loans	1,064	—	1,717	—
Other	353	59	909	149
Total non-interest income	4,126	2,358	7,974	4,679
Non-interest expense:
Compensation	6,924	4,741	14,278	9,798
Occupancy	486	315	986	638
Professional fees	1,515	895	2,504	1,527
Data processing	655	423	1,185	839
Marketing	701	364	1,343	711
Equipment	298	125	606	255
FDIC insurance	220	173	433	363
Collateral liquidation costs	78	85	380	243
Net loss (gain) on foreclosed properties	1	4	(15)	4
Other	1,096	624	2,006	1,222
Total non-interest expense	11,974	7,749	23,706	15,600
Income before income tax expense	5,820	5,499	12,182	10,589
Income tax expense	1,962	1,994	4,132	3,747
Net income	$3,858	$3,505	$8,050	$6,842
Earnings per common share:
Basic	$0.89	$0.89	$1.86	$1.73
Diluted	$0.89	$0.88	$1.86	$1.72
Dividends declared per share	$0.22	$0.21	$0.44	$0.42
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)

Net income	$3,858	$3,505	$8,050	$6,842
Other comprehensive (loss) income, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(910)	1,793	(145)	2,142
Securities held-to-maturity:
Unrealized losses transferred to held-to-maturity	—	(874)	—	(874)
Amortization of net unrealized losses transferred from available-for-sale	64	25	127	25
Income tax benefit (expense)	327	(364)	7	(499)
Comprehensive income	$3,339	$4,085	$8,039	$7,636

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2013	3,943,997	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	6,842	—	—	6,842
Other comprehensive income	—	—	—	—	794	—	794
Exercise of stock options	2,000	—	48	—	—	—	48
Share-based compensation - restricted shares	996	—	389	—	—	—	389
Share-based compensation - tax benefits	—	—	38	—	—	—	38
Cash dividends ($0.42 per share)	—	—	—	(1,657)	—	—	(1,657)
Treasury stock purchased	(1,773)	—	—	—	—	(81)	(81)
Balance at June 30, 2014	3,945,220	$41	$56,477	$62,328	$452	$(3,650)	$115,648

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2014	4,335,927	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	8,050	—	—	8,050
Other comprehensive loss	—	—	—	—	(11)	—	(11)
Exercise of stock options	12,000	—	300	—	—	—	300
Share-based compensation - restricted shares	(3,969)	—	449	—	—	—	449
Share-based compensation - tax benefits	—	—	80	—	—	—	80
Cash dividends ($0.44 per share)	—	—	—	(1,908)	—	—	(1,908)
Treasury stock purchased	(9,040)	—	—	—	—	(421)	(421)
Balance at June 30, 2015	4,334,918	$45	$75,792	$74,028	$207	$(5,785)	$144,287

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In Thousands)
Operating activities
Net income	$8,050	$6,842
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	490	443
Provision for loan and lease losses	1,204	89
Depreciation, amortization and accretion, net	(604)	870
Share-based compensation	449	389
Increase in cash surrender value of bank-owned life insurance	(472)	(416)
Origination of loans for sale	(32,473)	—
Sale of loans originated for sale	34,256	—
Gain on sale of loans originated for sale	(1,717)	—
Net (gain) loss on foreclosed properties, including impairment valuation	(15)	4
Excess tax benefit from share-based compensation	(80)	(38)
Decrease (increase) in accrued interest receivable and other assets	192	(224)
Increase (decrease) in accrued interest payable and other liabilities	1,514	(1,328)
Net cash provided by operating activities	10,794	6,631
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	21,777	25,038
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	2,175	290
Purchases of available-for-sale securities	(24,189)	(31,648)
Proceeds from sale of foreclosed properties	143	—
Net increase in loans and leases	(69,107)	(26,760)
Distributions from limited partnerships	332	203
Investment in FHLB and FRB Stock	(928)	(467)
Proceeds from sale of FHLB Stock	377	373
Purchases of leasehold improvements and equipment, net	(420)	(159)
Net cash used in investing activities	(69,840)	(33,130)
Financing activities
Net increase in deposits	33,106	36,842
Proceeds from FHLB advances	13,000	—
Net increase in short-term borrowed funds	500	—
Repayment of subordinated notes payable	—	(4,000)
Excess tax benefit from share-based compensation	80	38
Cash dividends paid	(1,908)	(1,657)
Exercise of stock options	300	48
Purchase of treasury stock	(421)	(81)
Net cash provided by financing activities	44,657	31,190
Net (decrease) increase in cash and cash equivalents	(14,389)	4,691
Cash and cash equivalents at the beginning of the period	103,237	81,286
Cash and cash equivalents at the end of the period	$88,848	$85,977
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$6,574	$5,160
Income taxes paid	1,469	2,867
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	—	44,587
Unrealized loss on transfer from available-for-sale to held-to-maturity	—	(874)
Transfer to foreclosed properties	289	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Northeast Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”) and BOC Investment, LLC (“BOC”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the six-month period ended June 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2015. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2014 except as described further below in this Note 1.
Recent Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU intends to simplify the presentation of debt issuance costs. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities are required to adopt the ASU retrospectively. The effective date for public business entities is fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operations.

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

For both the three and six month periods ending June 30, 2015 and 2014, there were no average anti-dilutive employee share-based awards.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$3,858	$3,505	$8,050	$6,842
Less: earnings allocated to participating securities	65	75	138	147
Basic earnings allocated to common shareholders	$3,793	$3,430	$7,912	$6,695

Weighted-average common shares outstanding, excluding participating securities	4,261,127	3,860,087	4,261,218	3,859,795

Basic earnings per common share	$0.89	$0.89	$1.86	$1.73

Diluted earnings per common share
Earnings allocated to common shareholders	$3,793	$3,430	$7,912	$6,695
Reallocation of undistributed earnings	—	—	—	—
Diluted earnings allocated to common shareholders	$3,793	$3,430	$7,912	$6,695

Weighted-average common shares outstanding, excluding participating securities	4,261,127	3,860,087	4,261,218	3,859,795
Dilutive effect of share-based awards	—	23,268	1,121	22,203
Weighted-average diluted common shares outstanding, excluding participating securities	4,261,127	3,883,355	4,262,339	3,881,998

Diluted earnings per common share	$0.89	$0.88	$1.86	$1.72

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2015, 178,738 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.

Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or canceled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, all Stock Options granted and not previously forfeited have vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow.
Stock Option activity for the year ended December 31, 2014 and six months ended June 30, 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	51,000	$24.24	0.88
Granted	—	—
Exercised	(39,000)	24.00
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	12,000	$25.00	0.13
Exercisable at December 31, 2014	12,000	$25.00	0.13

Outstanding as of December 31, 2014	12,000	$25.00	0.13
Granted	—	—
Exercised	(12,000)	25.00
Expired	—	—
Forfeited	—	—
Outstanding as of June 30, 2015	—	$—
Exercisable at June 30, 2015	—	$—
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

Restricted share activity for the year ended December 31, 2014 and the six months ended June 30, 2015 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2013	84,709	$23.10
Granted	32,261	44.98
Vested	(39,471)	19.71
Forfeited	—	—
Nonvested balance as of December 31, 2014	77,499	33.94
Granted	500	46.60
Vested	(913)	44.23
Forfeited	(4,469)	31.37
Nonvested balance as of June 30, 2015	72,617	$34.05

As of June 30, 2015, $1.7 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over a weighted-average period of approximately 2.5 years. As of June 30, 2015, all restricted shares that vested were delivered.

For the three and six months ended June 30, 2015 and 2014, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Share-based compensation expense	$215	$196	$449	$389

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$13	$(37)	$8,023
Municipal obligations	3,254	4	(11)	3,247
Asset-backed securities	1,441	4	—	1,445
Collateralized mortgage obligations - government issued	54,918	1,178	(114)	55,982
Collateralized mortgage obligations - government-sponsored enterprises	77,765	233	(353)	77,645
	$145,425	$1,432	$(515)	$146,342

	As of December 31, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$9,046	$—	$(81)	$8,965
Municipal obligations	573	5	—	578
Asset-backed securities	1,514	$—	(4)	1,510
Collateralized mortgage obligations - government issued	67,740	1,390	(256)	68,874
Collateralized mortgage obligations - government-sponsored enterprises	64,763	234	(226)	64,771
	$143,636	$1,629	$(567)	$144,698

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of June 30, 2015
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,494	$4	$(9)	$1,489
Municipal obligations	16,063	48	(40)	16,071
Collateralized mortgage obligations - government issued	13,106	73	(39)	13,140
Collateralized mortgage obligations - government-sponsored enterprises	8,765	—	(46)	8,719
	$39,428	$125	$(134)	$39,419

	As of December 31, 2014
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$—	$(17)	$1,473
Municipal obligations	16,088	85	(18)	16,155
Collateralized mortgage obligations - government issued	14,505	57	(31)	14,531
Collateralized mortgage obligations - government-sponsored enterprises	9,480	74	(19)	9,535
	$41,563	$216	$(85)	$41,694

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association

(“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale for the three and six months ended June 30, 2015 and 2014.

At June 30, 2015 and December 31, 2014, securities with a fair value of $28.0 million and $32.7 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.
The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due in one year through five years	10,384	10,360	3,389	3,383
Due in five through ten years	84,949	85,407	13,668	13,681
Due in over ten years	50,092	50,575	22,371	22,355
	$145,425	$146,342	$39,428	$39,419

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the Corporation held 66 and 59 available-for-sale securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2015, the Corporation held 17 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the six months ended June 30, 2015 and 2014.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

	As of June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$999	$1	$3,714	$36	$4,713	$37
Municipal obligations	2,423	11	—	—	2,423	11
Collateralized mortgage obligations - government issued	2,970	14	6,878	100	9,848	114
Collateralized mortgage obligations - government-sponsored enterprises	40,081	292	4,604	61	44,685	353
	$46,473	$318	$15,196	$197	$61,669	$515

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,486	$12	$5,479	$69	$8,965	$81
Asset-backed securities	—	$—	1,510	4	1,510	4
Collateralized mortgage obligations - government issued	9,201	50	9,536	206	18,737	256
Collateralized mortgage obligations - government-sponsored enterprises	29,498	97	4,993	129	34,491	226
	$42,185	$159	$21,518	$408	$63,703	$567

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the Corporation held 37 and 57 held-to-maturity securities that were in an unrecognized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were four held-to-maturity securities that were in a continuous unrecognized loss position for twelve months or greater as of June 30, 2015. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the six months ended June 30, 2015.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$9	$1,000	$9
Municipal obligations	4,217	28	398	12	4,615	40
Collateralized mortgage obligations - government issued	6,426	39	—	—	6,426	39
Collateralized mortgage obligations - government-sponsored enterprises	8,765	46	—	—	8,765	46
	$19,408	$113	$1,398	$21	$20,806	$134

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$17	$—	$—	$1,490	$17
Municipal obligations	2,222	18	—	—	2,222	18
Collateralized mortgage obligations - government issued	3,247	31	—	—	3,247	31
Collateralized mortgage obligations - government-sponsored enterprises	3,076	19	—	—	3,076	19
	$10,035	$85	$—	$—	$10,035	$85

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2015	December 31, 2014
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$169,768	$163,884
Commercial real estate — non-owner occupied	400,018	417,962
Construction and land development	140,318	121,160
Multi-family	86,912	72,578
1-4 family (1)	47,091	36,182
Total commercial real estate	844,107	811,766
Commercial and industrial (2)	454,868	416,654
Direct financing leases, net	28,723	34,165
Consumer and other
Home equity and second mortgages (3)	9,466	7,866
Other	14,547	11,341
Total consumer and other	24,013	19,207
Total gross loans and leases receivable	1,351,711	1,281,792
Less:
Allowance for loan and lease losses	15,199	14,329
Deferred loan fees	1,147	1,025
Loans and leases receivable, net	$1,335,365	$1,266,438

(1)	Includes residential real estate loans held for sale totaling $331,000 as of June 30, 2015 and $1.3 million as of December 31, 2014.

(2)	Includes guaranteed portion of SBA loans held for sale totaling $638,000 as of June 30, 2015.

(3)	Includes guaranteed portion of SBA loans held for sale totaling $305,000 as of June 30, 2015.

Loans transferred to third parties consist of the guaranteed portion of SBA loans as well as participation interests in other originated loans. The total principal amount of loans transferred during the three months ended June 30, 2015 and 2014 was $32.0 million and $6.6 million, respectively. For the six months ended June 30, 2015 and 2014, $46.6 million and $11.7 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore all of the loans transferred during the three and six months ended June 30, 2015 and June 30, 2014 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 was $475,000 and $482,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at June 30, 2015 and December 31, 2014 was $140.0 million and $116.6 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of June 30, 2015 and December 31, 2014, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $98.4 million and $96.4 million, respectively. As of June 30, 2015, $1.0 million loans in this participation sold portfolio were considered impaired as compared to $1.2 million as of December 31, 2014. The Corporation does not share in the participant’s portion of the charge-offs.

The Corporation sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the three and six months ended June 30, 2015 was $10.3 million and $19.5 million, respectively. No residential real estate loans were originated or sold during the three months ended June 30, 2014. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2015 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the transactions by way of relationship management; however, there are no further obligations of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to the sold amount. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

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

The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit impaired loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In Thousands)
Contractually required payments	$6,382	$6,874
Fair value of purchased credit impaired loans	$3,701	$4,025
The following table presents a rollforward of the Corporation’s accretable yield as of June 30, 2015 and December 31, 2014:

	As of and for the Six Months Ended June 30, 2015	As of and for the Year Ended December 31, 2014
	(In Thousands)
Accretable yield, beginning of period	$676	$683
Accretion recognized in earnings	(22)	(7)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(21)	—
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(155)	—
Accretable yield, end of period	$478	$676

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of June 30, 2015 and December 31, 2014:

	Category
As of June 30, 2015	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$137,582	$18,053	$13,480	$653	$169,768
Commercial real estate — non-owner occupied	372,874	24,903	1,334	907	400,018
Construction and land development	121,404	8,370	5,927	4,617	140,318
Multi-family	85,641	367	894	10	86,912
1-4 family	37,919	4,755	2,057	2,360	47,091
Total commercial real estate	755,420	56,448	23,692	8,547	844,107

Commercial and industrial(1)	407,737	10,501	29,224	7,406	454,868

Direct financing leases, net	26,633	1,382	708	—	28,723

Consumer and other:
Home equity and second mortgages	8,359	447	162	498	9,466
Other	13,856	—	—	691	14,547
Total consumer and other	22,215	447	162	1,189	24,013

Total gross loans and leases receivable	$1,212,005	$68,778	$53,786	$17,142	$1,351,711
Category as a % of total portfolio	89.66%	5.09%	3.98%	1.27%	100.00%

(1)
Category IV includes $6.2 million considered performing impaired loans with interest income recognized on a cash basis as of June 30, 2015. Subsequent to June 30, 2015, the Corporation granted a concession to the client and considered the loans to be troubled debt restructurings.

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
Utilizing regulatory classification terminology, the Corporation identified $10.6 million and $27.1 million of loans and leases as Substandard as of June 30, 2015 and December 31, 2014, respectively. No loans were considered Special Mention, Doubtful or Loss as of either June 30, 2015 or December 31, 2014. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of June 30, 2015 and December 31, 2014 is as follows:

As of June 30, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$169,189	$169,189
Non-owner occupied	—	—	—	—	399,736	399,736
Construction and land development	—	—	—	—	135,779	135,779
Multi-family	—	—	—	—	86,902	86,902
1-4 family	—	—	—	—	45,775	45,775
Commercial and industrial	399	—	—	399	447,091	447,490
Direct financing leases, net	—	—	—	—	28,723	28,723
Consumer and other:
Home equity and second mortgages	—	—	—	—	9,063	9,063
Other	—	—	—	—	13,856	13,856
Total	399	—	—	399	1,336,114	1,336,513
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$490	$—	$490	$89	$579
Non-owner occupied	—	—	235	235	47	282
Construction and land development	—	—	—	—	4,539	4,539
Multi-family	—	—	—	—	10	10
1-4 family	658	96	175	929	387	1,316
Commercial and industrial(1)	219	194	582	995	6,383	7,378
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	50	50	353	403
Other	—	—	691	691	—	691
Total	877	780	1,733	3,390	11,808	15,198
Total loans and leases
Commercial real estate:
Owner occupied	$—	$490	$—	$490	$169,278	$169,768
Non-owner occupied	—	—	235	235	399,783	400,018
Construction and land development	—	—	—	—	140,318	140,318
Multi-family	—	—	—	—	86,912	86,912
1-4 family	658	96	175	929	46,162	47,091
Commercial and industrial	618	194	582	1,394	453,474	454,868
Direct financing leases, net	—	—	—	—	28,723	28,723
Consumer and other:
Home equity and second mortgages	—	—	50	50	9,416	9,466
Other	—	—	691	691	13,856	14,547
Total	$1,276	$780	$1,733	$3,789	$1,347,922	$1,351,711
Percent of portfolio	0.09%	0.06%	0.13%	0.28%	99.72%	100.00%

(1)
Current balance includes $6.2 million considered performing impaired loans with interest income recognized on a cash basis as of June 30, 2015. Subsequent to June 30, 2015, the Corporation granted a concession to the client and considered the loans to be troubled debt restructurings.

As of December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,384	$163,384
Non-owner occupied	—	—	—	—	417,676	417,676
Construction and land development	—	—	—	—	116,228	116,228
Multi-family	—	—	—	—	72,561	72,561
1-4 family	—	—	—	—	35,492	35,492
Commercial and industrial	—	—	—	—	414,336	414,336
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,537	7,537
Other	—	—	—	—	10,621	10,621
Total	—	—	—	—	1,272,000	1,272,000
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$500	$500
Non-owner occupied	—	215	—	215	71	286
Construction and land development	—	193	—	193	4,739	4,932
Multi-family	—	—	—	—	17	17
1-4 family	—	106	306	412	278	690
Commercial and industrial	364	146	736	1,246	1,072	2,318
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	329	329
Other	—	—	720	720	—	720
Total	364	660	1,762	2,786	7,006	9,792
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,884	$163,884
Non-owner occupied	—	215	—	215	417,747	417,962
Construction and land development	—	193	—	193	120,967	121,160
Multi-family	—	—	—	—	72,578	72,578
1-4 family	—	106	306	412	35,770	36,182
Commercial and industrial	364	146	736	1,246	415,408	416,654
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,866	7,866
Other	—	—	720	720	10,621	11,341
Total	$364	$660	$1,762	$2,786	$1,279,006	$1,281,792
Percent of portfolio	0.03%	0.05%	0.14%	0.22%	99.78%	100.00%

The Corporation’s total impaired assets consisted of the following at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$579	$500
Commercial real estate — non-owner occupied	282	286
Construction and land development	4,539	4,932
Multi-family	10	17
1-4 family	1,316	690
Total non-accrual commercial real estate	6,726	6,425
Commercial and industrial(1)	7,378	2,318
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	403	329
Other	691	720
Total non-accrual consumer and other loans	1,094	1,049
Total non-accrual loans and leases	15,198	9,792
Performing troubled debt restructurings	1,944	2,003
Total impaired loans and leases	17,142	11,795
Foreclosed properties, net	1,854	1,693
Total impaired assets	$18,996	$13,488

	June 30, 2015	December 31, 2014
Total non-accrual loans and leases to gross loans and leases	1.12%	0.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.26	0.89
Total non-performing assets to total assets	1.01	0.70
Allowance for loan and lease losses to gross loans and leases	1.12	1.12
Allowance for loan and lease losses to non-accrual loans and leases	100.01	146.33

(1)
Balance includes $6.2 million considered performing impaired loans with interest income recognized on a cash basis as of June 30, 2015. Subsequent to June 30, 2015, the Corporation granted a concession to the client and considered the loans to be troubled debt restructurings.

As of June 30, 2015 and December 31, 2014, $6.9 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of June 30, 2015, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of June 30, 2015			As of December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	2	$625	$564	2	$624	$577
Commercial real estate — non-owner occupied	5	1,151	907	5	1,095	970
Construction and land development	3	6,034	4,678	4	6,260	5,157
Multi-family	1	184	10	1	184	17
1-4 family	16	2,119	1,435	16	2,119	1,368
Commercial and industrial	3	201	144	4	361	155
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	6	681	375	6	772	431
Other	1	2,076	690	2	2,080	721
Total	37	$13,071	$8,803	40	$13,495	$9,396

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of June 30, 2015 and December 31, 2014, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of June 30, 2015		As of December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$31	1	$39
Interest rate concession	1	56	1	65
Combination of extension and interest rate concession	25	7,506	26	7,984
Commercial and industrial
Combination of extension and interest rate concession	3	144	4	155
Consumer and other
Extension of term	2	723	3	753
Combination of extension and interest rate concession	5	343	5	400
Total	37	$8,803	40	$9,396

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the six months ended June 30, 2015.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Six Months Ended June 30, 2015
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$564	$564	$—	$575	$13	$—	$13
Non-owner occupied	860	860	—	918	6	—	6
Construction and land development	4,617	7,287	—	5,039	71	—	71
Multi-family	10	377	—	13	24	—	24
1-4 family	1,442	1,514	—	1,578	33	—	33
Commercial and industrial(2)	6,375	6,384	—	231	63	1	62
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	317	317	—	292	8	—	8
Other	691	1,357	—	704	41	—	41
Total	14,876	18,660	—	9,350	259	1	258
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$89	$89	$4	$17	$—	$—	$—
Non-owner occupied	47	87	47	48	2	—	2
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	918	924	177	375	11	—	11
Commercial and industrial	1,031	1,031	253	1,241	38	—	38
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	181	181	94	127	7	—	7
Other	—	—	—	—	—	—	—
Total	2,266	2,312	575	1,808	58	—	58
Total:
Commercial real estate:
Owner occupied	$653	$653	$4	$592	$13	$—	$13
Non-owner occupied	907	947	47	966	8	—	8
Construction and land development	4,617	7,287	—	5,039	71	—	71
Multi-family	10	377	—	13	24	—	24
1-4 family	2,360	2,438	177	1,953	44	—	44
Commercial and industrial	7,406	7,415	253	1,472	101	1	100
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	498	498	94	419	15	—	15
Other	691	1,357	—	704	41	—	41
Grand total	$17,142	$20,972	$575	$11,158	$317	$1	$316

(1)	Average recorded investment is calculated primarily using daily average balances.

(2)
Recorded investment and unpaid principal balances include $6.2 million considered performing impaired loans with interest income recognized on a cash basis as of June 30, 2015. Subsequent to June 30, 2015, the Corporation granted a concession to the client and considered the loans to be troubled debt restructurings.

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

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.8 million and $4.4 million as of June 30, 2015 and December 31, 2014 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $1.9 million and $2.0 million of loans as of June 30, 2015 and December 31, 2014 that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Six Months Ended June 30, 2015
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(91)	(313)	(4)	(408)
Recoveries	66	5	3	74
Provision	123	1,024	57	1,204
Ending balance	$8,717	$6,208	$274	$15,199
Ending balance: individually evaluated for impairment	$228	$124	$94	$446
Ending balance: collectively evaluated for impairment	$8,489	$5,955	$180	$14,624
Ending balance: loans acquired with deteriorated credit quality	$—	$129	$—	$129
Loans and lease receivables:
Ending balance, gross	$844,107	$483,591	$24,013	$1,351,711
Ending balance: individually evaluated for impairment(1)	$5,589	$6,751	$959	$13,299
Ending balance: collectively evaluated for impairment	$835,559	$476,186	$22,824	$1,334,569
Ending balance: loans acquired with deteriorated credit quality	$2,959	$654	$230	$3,843
Allowance as % of gross loans	1.03%	1.28%	1.14%	1.12%

(1)
Commercial and industrial loans and leases balance includes $6.2 million considered performing impaired loans with interest income recognized on a cash basis as of June 30, 2015. Subsequent to June 30, 2015, the Corporation granted a concession to the client and considered the loans to be troubled debt restructurings.

	As of and for the Six Months Ended June 30, 2014
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,573	$273	$13,901
Charge-offs	—	—	—	—
Recoveries	17	1	7	25
Provision	(304)	432	(39)	89
Ending balance	$8,768	$5,006	$241	$14,015
Ending balance: individually evaluated for impairment	$342	$208	$56	$606
Ending balance: collectively evaluated for impairment	$8,426	$4,798	$185	$13,409
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$637,403	$355,549	$15,663	$1,008,615
Ending balance: individually evaluated for impairment	$5,416	$6,664	$1,331	$13,411
Ending balance: collectively evaluated for impairment	$630,616	$348,885	$14,332	$993,833
Ending balance: loans acquired with deteriorated credit quality	$1,371	$—	$—	$1,371
Allowance as % of gross loans	1.38%	1.41%	1.54%	1.39%

Note 6 — Deposits
The composition of deposits at June 30, 2015 and December 31, 2014 was as follows. Average balances represent year-to-date averages.

	June 30, 2015			December 31, 2014
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$221,064	$202,905	—%	$204,328	$154,687	—%
Interest-bearing transaction accounts	107,318	106,442	0.23	104,199	83,508	0.22
Money market accounts	588,240	615,485	0.55	575,766	493,322	0.52
Certificates of deposit	109,966	117,748	0.75	126,635	60,284	0.89
Wholesale deposits	444,480	426,136	1.36	427,340	416,202	1.49
Total deposits	$1,471,068	$1,468,716	0.70	$1,438,268	$1,208,003	0.78

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at June 30, 2015 and December 31, 2014 was as follows. Average balances represent year-to-date averages.

	June 30, 2015			December 31, 2014
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$224	0.81%	$—	$237	0.82%
FHLB advances and other borrowings	22,965	16,770	0.99	10,058	5,093	0.56
Senior line of credit	1,510	1,018	3.17	1,010	13	3.30
Subordinated notes payable	22,926	22,926	6.96	22,926	13,362	7.07
Junior subordinated notes	10,315	10,315	10.70	10,315	10,315	10.78
	$57,716	$51,253	5.68	$44,309	$29,020	7.24

Short-term borrowings	$18,010			$2,010
Long-term borrowings	39,706			42,299
	$57,716			$44,309

As of June 30, 2015, the Corporation was in compliance with its debt covenants under its third party secured senior line of credit. Per the promissory note dated February 19, 2015, the Corporation pays a commitment fee on this senior line of credit. During the six months ended June 30, 2015 the Corporation incurred $6,000 additional interest expense due to this fee. Prior to February 19, 2015, the Corporation paid an unused line fee on this senior line of credit. During the six months ended June 30, 2014, the Corporation incurred $7,000 additional interest expense due to this fee.

Note 8 — Fair Value Disclosures
The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date and is based on exit prices. Fair value includes assumptions about risk such as nonperformance risk in liability fair values and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
June 30, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$3,247	$—	$3,247
Asset backed securities	—	1,445	—	1,445
U.S. Government agency obligations - government-sponsored enterprises	—	8,023	—	8,023
Collateralized mortgage obligations - government issued	—	55,982	—	55,982
Collateralized mortgage obligations - government-sponsored enterprises	—	77,645	—	77,645
Interest rate swaps	—	519	—	519
Liabilities:
Interest rate swaps	$—	$519	$—	$519

	Fair Value Measurements Using
December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$578	$—	$578
Asset backed securities	—	1,510	—	1,510
U.S. Government agency obligations - government-sponsored enterprises	—	8,965	—	8,965
Collateralized mortgage obligations - government issued	—	68,874	—	68,874
Collateralized mortgage obligations - government-sponsored enterprises	—	64,771	—	64,771
Interest rate swaps	—	575	—	575
Liabilities:
Interest rate swaps	$—	$575	$—	$575

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the six months ended June 30, 2015 or the year ended December 31, 2014 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Six Months Ended June 30, 2015
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	June 30, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,795	$—	$7,573	$1,222	$—
Foreclosed properties	1,854	—	1,854	—	(1)
Loan servicing rights	1,168	—	—	1,168	—

		As of and for the Year Ended December 31, 2014
	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,565	$—	$7,025	$1,540	$—
Foreclosed properties	1,693	—	1,693	—	(4)
Loan servicing rights	943	—	—	943	—

Impaired loans which are collateral dependent were written down to their net realizable value of $8.8 million and $8.6 million at June 30, 2015 and December 31, 2014, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 100%. The weighted average of those unobservable inputs as of the measurement date of June 30, 2015 was 44%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Loan servicing rights represent the asset retained upon sale of the guaranteed portion of certain SBA loans. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. The servicing rights are subsequently measured using the amortization method, which requires amortization into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. Loan servicing rights do not trade in an active, open market with readily observable prices. While sales of loan servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its loan servicing rights. The valuation model incorporates prepayment assumptions to project loan servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the loan servicing rights. The valuation model considers portfolio characteristics of the underlying serviced portion of the SBA loans and uses the following significant unobservable inputs: (1) constant prepayment rate (“CPR”) assumptions based on the SBA sold pools historical CPR as quoted in Bloomberg and (2) a discount rate of 10%. Due to the nature of the valuation inputs, loan servicing rights are classified in Level 3 of the fair value hierarchy.
As of June 30, 2015 and December 31, 2014, the estimated fair value of the Corporation’s loan servicing asset was $1.2 million and $943,000, respectively.

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
As of June 30, 2015, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, impairment losses of $1,000 were recognized for the six months ended June 30, 2015. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Six Months Ended June 30, 2015	As of and for the Year Ended December 31, 2014
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,693	$333
Foreclosed properties acquired in acquisition, at fair value	—	1,605
Loans transferred to foreclosed properties, at lower of cost or fair value	289	—
Proceeds from sale of foreclosed properties	(143)	(255)
Net gain on sale of foreclosed properties	16	14
Impairment valuation	(1)	(4)
Foreclosed properties at the end of the period	$1,854	$1,693

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$88,848	$88,856	$73,693	$6,663	$8,500
Securities available-for-sale	146,342	146,342	—	146,342	—
Securities held-to-maturity	39,428	39,419	—	39,419	—
Loans held for sale	1,274	1,274	—	1,274	—
Loans and lease receivables, net	1,334,091	1,365,475	—	7,573	1,357,902
Federal Home Loan Bank and Federal Reserve Bank stock	2,891	2,891	—	—	2,891
Cash surrender value of life insurance	27,785	27,785	27,785	—	—
Accrued interest receivable	4,159	4,159	4,159	—	—
Interest rate swaps	519	519	—	519	—
Financial liabilities:
Deposits	$1,471,068	$1,473,706	$916,622	$557,084	$—
Federal Home Loan Bank and other borrowings	47,401	45,477	—	45,477	—
Junior subordinated notes	10,315	7,084	—	—	7,084
Interest rate swaps	519	519	—	519	—
Accrued interest payable	1,618	1,618	1,618	—	—
Off-balance-sheet items:
Standby letters of credit	124	124	—	—	124
Commitments to extend credit	—	*	*	*	*

*Not meaningful

	December 31, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$103,237	$103,227	$85,937	$6,890	$10,400
Securities available-for-sale	144,698	144,698	—	144,698	—
Securities held-to-maturity	41,563	41,694	—	41,694	—
Loans held for sale	1,340	1,340	—	1,340	—
Loans and lease receivables, net	1,265,098	1,285,162	—	7,025	1,278,137
Federal Home Loan Bank and Federal Reserve Bank stock	2,340	2,340	—	—	2,340
Cash surrender value of life insurance	27,314	27,314	27,314	—	—
Accrued interest receivable	3,932	3,932	3,932	—	—
Interest rate swaps	575	575	—	575	—
Financial liabilities:
Deposits	$1,438,268	$1,440,248	$884,292	$555,956	$—
Federal Home Loan Bank and other borrowings	33,994	34,590	—	34,590	—
Junior subordinated notes	10,315	7,101	—	—	7,101
Interest rate swaps	575	575	—	575	—
Accrued interest payable	1,574	1,574	1,574	—	—
Off-balance-sheet items:
Standby letters of credit	192	192	—	—	192
Commitments to extend credit	—	*	*	*	*

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of June 30, 2015 and December 31, 2014, the Corporation held $8.5 million and $10.4 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of June 30, 2015 and December 31, 2014, the Corporation held $6.7 million and $6.9 million, respectively, of brokered certificates of deposits.

Securities: The fair value measurements of investment securities are determined by a third-party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things. The fair value measurements are subject to independent verification to another pricing source on a quarterly basis to review for reasonableness. Any significant differences in pricing are reviewed with appropriate members of management who have the relevant technical expertise to assess the results. The Corporation has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not provide a fair value measurement for a particular security, the Corporation will estimate the fair value based on specific information about each security. Fair values derived in this manner are classified in Level 3 of the fair value hierarchy.

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
At June 30, 2015, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was 27.3 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in March, 2016 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $519,000 and are included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow the commercial borrower to set off amounts due against the related commercial loan. As of June 30, 2015, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At June 30, 2015, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also 27.3 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March, 2016 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $519,000, included in accrued interest payable and other liabilities as of June 30, 2015. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a derivative liability of $519,000, included in accrued interest payable and other liabilities as of June 30, 2015. No right of offset exists with the dealer counterparty swaps.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2015 and December 31, 2014.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2015	Other assets	$519	Other liabilities	$519
December 31, 2014	Other assets	$575	Other liabilities	$575

No derivative instruments held by the Corporation for the six months ended June 30, 2015 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the six months ended June 30, 2015 and 2014 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges companies to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total, common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of June 30, 2015, that the Corporation and the Banks met all applicable capital adequacy requirements.

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion to retain, through one-time election, the existing treatment for accumulated other comprehensive income, which would not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2015 and December 31, 2014, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2015
Total capital
(to risk-weighted assets)
Consolidated	$181,281	11.11%	$130,502	8.00%	N/A	N/A
First Business Bank	135,519	11.23	96,523	8.00	$120,654	10.00%
First Business Bank — Milwaukee	19,404	11.27	13,779	8.00	17,223	10.00
Alterra Bank	27,979	10.79	20,748	8.00	25,935	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$143,156	8.78%	$97,877	6.00%	N/A	N/A
First Business Bank	123,424	10.23	72,393	6.00	$96,523	8.00%
First Business Bank — Milwaukee	17,746	10.30	10,334	6.00	13,779	8.00
Alterra Bank	26,533	10.23	15,561	6.00	20,748	8.00
Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	$133,156	8.16%	$73,407	4.50%	N/A	N/A
First Business Bank	123,424	10.23	54,294	4.50	$106,033	6.50%
First Business Bank — Milwaukee	17,746	10.30	7,751	4.50	78,425	6.50
Alterra Bank	26,533	10.23	11,671	4.50	11,195	6.50
Tier 1 capital
(to average assets)
Consolidated	$143,156	8.66%	$5,326	4.00%	N/A	N/A
First Business Bank	123,424	10.55	4,937	4.00	$6,171	5.00%
First Business Bank — Milwaukee	17,746	7.46	710	4.00	887	5.00
Alterra Bank	26,533	10.00	1,061	4.00	1,327	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. Business lines include commercial lending, SBA lending, asset-based lending, equipment financing, factoring, residential mortgage lending, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is focused on local decision-making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions, such as credit, information technology, marketing, finance and accounting and human resources. We have a unique niche business-banking model and we consistently operate within this model to provide value-added financial solutions to our clients through the high touch service of our experienced staff.
For the remainder of 2015, we plan to continue to diligently focus on maintaining asset quality while organically growing our loan and lease portfolio, increasing the number and volume of transaction accounts to support ongoing efforts to increase fee revenue associated with treasury management services, trust and investment services and SBA lending activity and investing in and utilizing technology to support these initiatives. While we grow, we will maintain our efficient operating model and we believe timely investments in technology and people are imperative as we continue to drive operational efficiency to keep pace with our strategic growth trajectory. We believe this strategy will continue to create opportunities to increase market share and capitalize on economic expansion in our core Wisconsin and Kansas City markets.

Operational Highlights

•	Total assets increased to $1.684 billion as of June 30, 2015 compared to $1.629 billion as of December 31, 2014.

•
Net income for the three months ended June 30, 2015 was $3.9 million compared to net income of $3.5 million for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $8.1 million compared to net income of $6.8 million for the six months ended June 30, 2014.

•
Diluted earnings per common share for the three months ended June 30, 2015 were $0.89 compared to diluted earnings per common share of $0.88 for the three months ended June 30, 2014. Diluted earnings per common share for the six months ended June 30, 2015 were $1.86 compared to diluted earnings per common share of $1.72 for the six months ended June 30, 2014.

•
Net interest margin increased by 9 basis points to 3.61% for the three months ended June 30, 2015 compared to 3.52% for the three months ended June 30, 2014. Net interest margin increased by 15 basis points to 3.70% for the six months ended June 30, 2015 compared to 3.55% for the six months ended June 30, 2014.

•
Top line revenue, the sum of net interest income and non-interest income, increased 39.2% to $18.3 million for the three months ended June 30, 2015 compared to $13.2 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, top line revenue increased 41.2% to $37.1 million as compared to $26.3 million for the six months ended June 30, 2014.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 0.93% and 10.73%, respectively, for the three-month period ended June 30, 2015, compared to 1.09% and 12.29%, respectively, for the same time period in 2014. ROAA and ROAE were 0.96% and 11.35%, respectively, for the six-month period ended June 30, 2015, compared to 1.07% and 12.15%, respectively, for the same time period in 2014.

•
Our efficiency ratio was 65.28% for the three months end June 30, 2015, compared to 58.87% for the three months ended June 30, 2014. For the six months ended June 30, 2015 our efficiency ratio was 63.85%, compared to 59.35% for the same time period in 2014.

•	Our effective tax rate was 33.9% and 35.4% for the six months ended June 30, 2015 and 2014, respectively.

•
Our provision for loan and lease losses was $520,000 for the three months ended June 30, 2015 compared to a negative provision of $91,000 for the same period in the prior year. Provision for loan and lease losses was $1.2 million for the six months end June 30, 2015 compared to $89,000 for the comparable period of 2014.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.12% at both June 30, 2015 and December 31, 2014.

•	Non-performing assets as a percentage of total assets was 1.01% at June 30, 2015 compared to 0.70% at December 31, 2014.

•	Non-accrual loans increased by $5.4 million, or 55.2%, to $15.2 million at June 30, 2015 from $9.8 million at December 31, 2014.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue increased 39.2% and 41.2% for the three and six months ended June 30, 2015, respectively, as compared to the same period in the prior year primarily due to the acquisition of Alterra, which was completed on November 1, 2014. The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in Thousands)
Net interest income	$14,188	$10,799	31.4%	$29,118	$21,599	34.8%
Non-interest income	4,126	2,358	75.0	7,974	4,679	70.4
Total top line revenue	$18,314	$13,157	39.2	$37,092	$26,278	41.2

Return on Average Assets and Return on Average Equity
ROAA for the three months ended June 30, 2015 decreased to 0.93% compared to 1.09% for the three months ended June 30, 2014. ROAA for the six months ended June 30, 2015 was 0.96% compared to 1.07% for the six months ended June 30, 2014. The decline in ROAA for both time periods presented was primarily due to the increase in total average assets exceeding the increase in net income primarily due to the acquisition of Alterra. Total average assets for the three months ended 2015 increased 29.9% year over year while net income increased 10.1%. Total average assets for the six months ended 2015 increased 31.1% year over year while net income increased 17.7%. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended June 30, 2015 was 10.73% compared to 12.29% for the three months ended June 30, 2014. ROAE for the six months ended June 30, 2015 was 11.35% compared to 12.15% for the six months ended June 30, 2014. The decline was primarily due to the growth of our average equity outpacing the improvement in our net income for the comparable periods which can be directly attributable to the acquisition of Alterra and the issuance of 360,081 shares of common stock as a portion of consideration paid in the transaction. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our credit costs.

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

Total non-interest expense, in particular professional fees, increased in line with expectations as we continue to search for a permanent Chief Financial Officer and a new Chief Accounting Officer as well as invest in solutions that will drive operational efficiency. Management expects to continue investing in products and technology to support strategic growth initiatives. Please refer to the Non-Interest Expense section below for further discussion on the primary drivers of the year-over-year increase in the efficiency ratio.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Total non-interest expense	$11,974	$7,749	$23,706	$15,600
Less:
Net loss (gain) on foreclosed properties	1	4	(15)	4
Amortization of other intangible assets	18	—	36	—
Total operating expense	$11,955	$7,745	$23,685	$15,596
Net interest income	$14,188	$10,799	$29,118	$21,599
Total non-interest income	4,126	2,358	7,974	4,679
Top line revenue	$18,314	$13,157	$37,092	$26,278
Efficiency ratio	65.28%	58.87%	63.85%	59.35%

Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2015 compared to the same period of 2014. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2015 Compared to 2014			2015 Compared to 2014
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(244)	$2,214	$1,970	$(24)	$4,366	$4,342
Commercial and industrial loans(1)	239	1,693	1,932	518	3,714	4,232
Direct financing leases(1)	1	25	26	8	103	111
Consumer and other loans(1)	22	79	101	44	150	194
Total loans and leases receivable	18	4,011	4,029	546	8,333	8,879
Mortgage-related securities(2)	(114)	—	(114)	(216)	19	(197)
Other investment securities(3)	1	6	7	9	(9)	—
FHLB and FRB Stock	17	2	19	32	4	36
Short-term investments	(21)	35	14	(36)	88	52
Total net change in income on interest-earning assets	(99)	4,054	3,955	335	8,435	8,770
Interest-bearing liabilities
Transaction accounts	3	15	18	—	31	31
Money market accounts	58	212	270	106	431	537
Certificates of deposit	(26)	130	104	(63)	266	203
Wholesale deposits	(159)	23	(136)	(270)	155	(115)
Total deposits	(124)	380	256	(227)	883	656
FHLB advances	16	11	27	33	17	50
Other borrowings	(6)	289	283	(14)	559	545
Junior subordinated notes	—	—	—	—	—	—
Total net change in expense on interest-bearing liabilities	(114)	680	566	(208)	1,459	1,251
Net change in net interest income	$15	$3,374	$3,389	$543	$6,976	$7,519

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2015 and 2014. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2015			2014
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$824,250	$9,672	4.69%	$636,174	$7,702	4.84%
Commercial and industrial loans(1)	439,986	6,408	5.83	323,045	4,476	5.54
Direct financing leases(1)	29,631	342	4.62	27,457	316	4.60
Consumer and other loans(1)	24,888	258	4.15	17,044	157	3.68
Total loans and leases receivable(1)	1,318,755	16,680	5.06	1,003,720	12,651	5.04
Mortgage-related securities(2)	156,137	632	1.62	156,073	746	1.91
Other investment securities(3)	28,912	116	1.60	27,497	109	1.59
FHLB and FRB stock	2,926	20	2.73	1,427	1	0.44
Short-term investments	66,035	72	0.44	37,451	58	0.62
Total interest-earning assets	1,572,765	17,520	4.46	1,226,168	13,565	4.43
Non-interest-earning assets	93,477			56,063
Total assets	$1,666,242			$1,282,231
Interest-bearing liabilities
Transaction accounts	$105,582	63	0.24	$80,027	45	0.22
Money market accounts	605,195	841	0.56	449,907	571	0.51
Certificates of deposit	111,192	219	0.79	47,332	115	0.97
Wholesale deposits	428,080	1,470	1.37	422,024	1,606	1.52
Total interest-bearing deposits	1,250,049	2,593	0.83	999,290	2,337	0.94
FHLB advances	22,749	31	0.55	9,418	4	0.17
Other borrowings	25,556	430	6.73	8,381	148	7.06
Junior subordinated notes	10,315	278	10.78	10,315	277	10.74
Total interest-bearing liabilities	1,308,669	3,332	1.02	1,027,404	2,766	1.08
Non-interest-bearing demand deposit accounts	205,508			134,892
Other non-interest-bearing liabilities	8,252			5,882
Total liabilities	1,522,429			1,168,178
Stockholders’ equity	143,813			114,053
Total liabilities and stockholders’ equity	$1,666,242			$1,282,231
Net interest income		$14,188			$10,799
Interest rate spread			3.44%			3.35%
Net interest-earning assets	$264,096			$198,764
Net interest margin			3.61%			3.52%
Average interest-earning assets to average interest-bearing liabilities	120.18%			119.35%
Return on average assets	0.93			1.09
Return on average equity	10.73			12.29
Average equity to average assets	8.63			8.89
Non-interest expense to average assets	2.87			2.42

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2015 and 2014. The average balances are derived from average daily balances.

	For the Six Months Ended June 30,
	2015			2014
	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$819,617	$19,541	4.77%	$636,491	$15,199	4.78%
Commercial and industrial loans(1)	433,379	13,232	6.11%	310,938	9,000	5.79%
Direct financing leases(1)	31,183	725	4.65%	26,760	614	4.59%
Consumer and other loans(1)	24,501	507	4.14%	17,064	313	3.67%
Total loans and leases receivable(1)	1,308,680	34,005	5.20%	991,253	25,126	5.07%
Mortgage-related securities(2)	155,735	1,294	1.66%	153,788	1,491	1.94%
Other investment securities(3)	28,594	230	1.61%	29,711	230	1.55%
FHLB and FRB stock	2,763	38	2.75%	1,344	2	0.30%
Short-term investments	79,410	169	0.43%	40,671	117	0.58%
Total interest-earning assets	1,575,182	35,736	4.54%	1,216,767	26,966	4.43%
Non-interest-earning assets	94,869			56,878
Total assets	$1,670,051			$1,273,645
Interest-bearing liabilities
Transaction accounts	$106,442	121	0.23%	$79,313	90	0.23%
Money market	615,485	1,694	0.55%	456,206	1,157	0.51%
Certificates of deposit	117,748	439	0.75%	49,119	236	0.96%
Wholesale deposits	426,136	2,908	1.36%	404,728	3,023	1.49%
Total interest-bearing deposits	1,265,811	5,162	0.82%	989,366	4,506	0.91%
FHLB advances	16,095	55	0.68%	6,282	5	0.16%
Other borrowings	24,843	849	6.83%	8,513	305	7.17%
Junior subordinated notes	10,315	552	10.70%	10,315	551	10.68%
Total interest-bearing liabilities	1,317,064	6,618	1.00%	1,014,476	5,367	1.06%
Non-interest-bearing demand deposit accounts	202,905			139,397
Other non-interest-bearing liabilities	8,202			7,150
Total liabilities	1,528,171			1,161,023
Stockholders’ equity	141,880			112,622
Total liabilities and stockholders’ equity	$1,670,051			$1,273,645
Net interest income		$29,118			$21,599
Interest rate spread			3.54%			3.37%
Net interest-earning assets	$258,118			$202,291
Net interest margin			3.70%			3.55%
Average interest-earning assets to average interest-bearing liabilities	119.60%			119.94%
Return on average assets	0.96			1.07
Return on average equity	11.35			12.15
Average equity to average assets	8.50			8.84
Non-interest expense to average assets	2.84			2.45

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Comparison of Net Interest Income for the Three Months Ended June 30, 2015 and 2014
Net interest income increased $3.4 million, or 31.4%, during the three months ended June 30, 2015 compared to the same period in 2014. The increase in net interest income was primarily attributable to the addition of Alterra and the corresponding favorable volume variance on the loan and the lease portfolio, partially offset by an overall unfavorable variance on interest-bearing liabilities.
The yield on average earning assets for the three months ended June 30, 2015 was 4.46% compared to 4.43% for the three months ended June 30, 2014. The increase in the yield on average earning assets was attributable to several factors. The total loans and leases receivable yield was 5.06% for the three months ended June 30, 2015, compared to 5.04% for the three months ended June 30, 2014 primarily due to the addition of the Alterra loan portfolio at yields greater than that of the Wisconsin-based portfolio. This benefit was partially offset by fixed rate commercial real estate loans renewing at current market rates subject to competitive pricing pressures, an increase in average short-term investments in the form of excess cash held on deposit at the FRB and a 29 basis point decrease in the yield on average mortgage-related securities.
The overall weighted average rate paid on interest-bearing liabilities was 1.02% for the three months ended June 30, 2015, a decrease of 6 basis points from 1.08% for the three months ended June 30, 2014. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decrease in rate paid on our wholesale deposits as well as our in-market certificates of deposit. This decrease was partially offset by an unfavorable rate variance on the money market account deposit category and by the addition of other borrowings resulting from the $15.0 million of subordinated debt issued on August 26, 2014 at a rate that is significantly higher than our average cost of funds.
The weighted average rate paid on our interest-bearing deposits was 0.83% for the three months ended June 30, 2015, a decrease of 11 basis points from 0.94% for the three months ended June 30, 2014. The decrease in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing wholesale deposits with in-market deposit relationships at lower current rates. The continued low rate environment combined with the maturity structure of our wholesale deposits continues to provide us the opportunity to manage our liability structure in both term and rate to deliver an enhanced net interest margin. Further, the addition of Alterra in-market deposits combined with our continued success of attracting in-market deposits in our Wisconsin-based markets contributed to the overall decline in our cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 44.3% to $1.027 billion for the period ended June 30, 2015 from $712.2 million for the period ended June 30, 2014 primarily attributable to the acquisition of Alterra.
Net interest margin increased nine basis points to 3.61% for the three months ended June 30, 2015 compared to 3.52% for the three months ended June 30, 2014. Net accretion/amortization on the Alterra purchase accounting adjustments of $542,000, partially offset by continued competitive pricing pressure on the loan and lease portfolio, drove a favorable impact of 12 basis points in net interest margin. Management expects the net accretion/amortization to remain volatile in future quarters due to the uncertain nature of loan prepayments. In addition, the changing mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately ten basis points, offsetting the nine basis point decrease related to the declining yield on our investment portfolio. Other factors, primarily the issuance of $15.0 million of subordinated debt on August 26, 2014, negatively influenced the net interest margin by four basis points in the aggregate.
Comparison of Net Interest Income for the Six Months Ended June 30, 2015 and 2014
Net interest income increased $7.5 million, or 34.8%, during the six months ended June 30, 2015 compared to the same period in 2014. The increase in net interest income was primarily attributable to the addition of Alterra and the corresponding favorable rate and volume variances on the loan and the lease portfolio, partially offset by an overall unfavorable variance on interest-bearing liabilities.
The yield on average earning assets for the six months ended June 30, 2015 was 4.54% compared to 4.43% for the six months ended June 30, 2014. The reasons for the increase in the yield on average earning assets are consistent with explanations provided for the second quarter results discussed above.
The overall weighted average rate paid on interest-bearing liabilities was 1.00% for the six months ended June 30, 2015, a decrease of six basis points from 1.06% for the six months ended June 30, 2014. The reasons for the decrease in the overall weighted average rate paid on interest-bearing liabilities are consistent with explanations provided for the second quarter results discussed above.
Net interest margin increased 15 basis points to 3.70% for the six months ended June 30, 2015 compared to 3.55% for the six months ended June 30, 2014. Net accretion/amortization on the Alterra purchase accounting adjustments of $1.8 million, partially offset by continued competitive pricing pressure on the loan and lease portfolio, drove a favorable impact of 19 basis points in net interest margin. In addition, the changing mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately nine basis points, offsetting the nine basis point decrease related to the declining yield on our investment portfolio. Other factors, primarily the issuance of the subordinated debt, negatively influenced the net interest margin by four basis points in the aggregate.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded and the amount of reserves established for impaired loans that present collateral shortfall positions.
We recorded provision expense of $520,000 and negative provision of $91,000 for the three months ended June 30, 2015 and 2014, respectively. Provision for the three months ended June 30, 2015 primarily reflects additions commensurate with growth, partially offset by a reduction of the loss factors applied in calculating the probable losses within the loan and lease portfolio for which a reserve should be established, primarily due to improving macro and microeconomic factors.
During the three and six months ended June 30, 2015 and 2014, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Components of the provision for loan and lease losses:
Net additions of specific reserves on impaired loans	$243	$99	$252	$205
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	(693)	(496)	(693)	(502)
Charge-offs in excess of specific reserves	24	—	348	—
Recoveries	(70)	(6)	(75)	(26)
Change in inherent risk of the loan and lease portfolio	1,016	312	1,372	412
Total provision for loan and lease losses	$520	$(91)	$1,204	$89

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

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended June 30, 2015 and 2014
Non-interest income increased $1.8 million, or 75.0%, to $4.1 million for the three months ended June 30, 2015, from $2.4 million for the three months ended June 30, 2014. The increase was primarily due to increased fees earned for trust and investment services and the additional fee income related to the acquisition of Alterra, specifically gain on the sale of loans.
Trust and investment services fee income increased by $169,000, or 15.2%, to $1.3 million for the three months ended June 30, 2015 from $1.1 million for the three months ended June 30, 2014. This increase was primarily driven by the amount of assets under management and administration as well as the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. At June 30, 2015, we had $800.6 million of trust assets under management compared to $773.2 million at December 31, 2014 and $703.6 million at June 30, 2014. Assets under administration were $197.3 million at June 30, 2015 compared to $186.5 million at December 31, 2014 and $186.0 million at June 30, 2014.
Services charges on deposits increased by $93,000, or 15.5%, to $693,000 for the three months ended June 30, 2015, compared to $600,000 for the three months ended June 30, 2014. The increase in services charges on deposits was primarily due to the acquisition of Alterra, and the related increase in transaction accounts, in addition to the increase in transaction accounts in our Wisconsin markets.
Loan fees increased by $119,000, or 31.3%, to $499,000 for the three months ended June 30, 2015, compared to $380,000 for the three months ended June 30, 2014. The increase in loan fees was primarily due to the acquisition of Alterra and the related increase in fee income on our SBA and residential mortgage business lines.
Gain on sale of loans for the three months ended June 30, 2015 totaled $1.1 million, an increase of $1.1 million from the same period in 2014, attributable to $222,000 from the sale of the residential real estate loans originated in our Kansas City market and $842,000 from the sale of the guaranteed portion of SBA loans originated in our Kansas City and Wisconsin markets.
Other non-interest income increased by $294,000 to $353,000 for the three months ended June 30, 2015, compared to $59,000 for the three months ended June 30, 2014. The increase in other income was primarily due to gains recognized on the termination of leased assets and the unwinding of the reserve for unfunded commitments resulting from the fair value purchase accounting adjustments associated with the Alterra transaction. The remaining reserve for unfunded commitments was $99,000 as of June 30, 2015. Should the commitment be withdrawn for any reason or become fully funded prior to maturity, we will accelerate the remaining liability accordingly.
Comparison of Non-Interest Income for the Six Months Ended June 30, 2015 and 2014
Non-interest income increased $3.3 million, or 70.4%, to $8.0 million for the six months ended June 30, 2015, from $4.7 million for the six months ended June 30, 2014. The increase was primarily due to increased fees earned for trust and investment services and the additional fee income related to the acquisition of Alterra, specifically gain on the sale of loans.
Trust and investment services fee income increased by $308,000, or 14.1%, to $2.5 million for the six months ended June 30, 2015 from $2.2 million for the six months ended June 30, 2014. Consistent with the second quarter results discussed above, trust and investment services fee income was primarily driven by the amount of assets under management as market values continue to increase. Assets under management can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets, which will therefore influence the level of fee income recognized.
Services charges on deposits increased by $222,000, or 19.0%, to $1.4 million for the six months ended June 30, 2015, compared to $1.2 million for the six months ended June 30, 2014. The increase in services charges on deposits was due to the acquisition of Alterra in addition to the increase in transaction accounts in our Wisconsin markets.
Loan fees increased by $232,000, or 30.2%, to $1.0 million for the six months ended June 30, 2015, compared to $769,000 for the six months ended June 30, 2014. The reasons for the increase in loan fees are consistent with explanations provided for the second quarter results discussed above.
Gain on sale of loans and leases for the six months ended June 30, 2015 totaled $1.7 million, an increase of $1.7 million from the same period in 2014. Consistent with the second quarter results discussed above, the increase in gain on sale of loans and leases was attributable to $370,000 from the sale of the residential real estate loans originated in our Kansas City market and $1.3 million from the sale of the guaranteed portion of SBA loans originated in our Kansas City and Wisconsin markets.
Other non-interest income increased by $760,000 to $909,000 for the six months ended June 30, 2015, compared to $149,000 for the six months ended June 30, 2014. The reasons for the increase in other non-interest income are consistent with explanations provided for the second quarter results discussed above.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended June 30, 2015 and 2014
Non-interest expense increased by $4.2 million, or 54.5%, to $12.0 million for the three months ended June 30, 2015 from $7.7 million for the comparable period of 2014. The acquisition of Alterra was the primary driver for the increase in all non-interest expense categories. Compensation, professional fees and marketing expenses comprise the majority of the overall increase.
Compensation expense increased by $2.2 million, or 46.0%, to $6.9 million for the three months ended June 30, 2015 from $4.7 million for the three months ended June 30, 2014. In addition to the increase related to Alterra, the overall increase reflects growth in compensation costs related to annual merit increases, employee benefit costs and incentive compensation accruals on a larger base of employees than in the comparative period of the prior year. Full time equivalent employees as of June 30, 2015 were 219, up 45.0% from 151 at June 30, 2014. Most of the increase was the result of the Alterra acquisition. Excluding Alterra, full time equivalent employees as of June 30, 2015 increased by 20 compared to June 30, 2014. As opportunities arise, we expect to continue investing in talent to support our strategic growth efforts, both in the form of additional business development officers and operational staff.
Professional fees expense increased by $620,000, or 69.3%, to $1.5 million for the three months ended June 30, 2015 from $895,000 for the three months ended June 30, 2014. The increase was primarily due to the addition of Alterra and our ongoing strategy to invest in technology-based corporate initiatives as we continue to implement solutions that will drive operational efficiency. For the quarter ended June 30, 2015, professional fees specifically related to information technology (“IT”) projects increased $326,000. In addition, fees paid to other outside service providers increased $253,000 primarily due to temp-to-hire employees required to support our strategic IT initiatives. The largest remaining item in the variance was an increase in recruiting expenses related to our search for a permanent Chief Financial Officer and new Chief Accounting Officer, offset by a decrease in merger-related costs of $287,000.
Marketing expense increased by $337,000, or 92.6%, to $701,000 for the three months ended June 30, 2015 from $364,000 for the three months ended June 30, 2014. The acquisition of Alterra was the primary driver for the increase.
Comparison of Non-Interest Expense for the Six Months Ended June 30, 2015 and 2014
Non-interest expense increased by $8.1 million, or 52.0%, to $23.7 million for the six months ended June 30, 2015 from $15.6 million for the comparable period of 2014. The acquisition of Alterra was the primary driver for the increase in all non-interest expense categories. Compensation, professional fees and marketing expenses comprise the majority of the overall increase.
Compensation expense increased by $4.5 million, or 45.7%, to $14.3 million for the six months ended June 30, 2015 from $9.8 million for the six months ended June 30, 2014. The reasons for the increase in compensation expense are consistent with explanations provided for the second quarter results discussed above.
Professional fees expense increased by $1.0 million, or 64.0%, to $2.5 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014. Consistent with the second quarter results discussed above, professional fees specifically related to IT projects increased $437,000. In addition, fees paid to other outside service providers increased $287,000 primarily due to temp-to-hire employees required to support our strategic IT initiatives while fees paid to our external auditors increased by $147,000 primarily due to the additional services required to complete the acquisition of Alterra. The largest item in the remaining variance is an increase in recruiting expenses related to our search for a new Chief Financial Officer and Chief Accounting Officer, partially offset by a decrease in merger-related costs of $209,000.
Marketing expense increased by $632,000, or 88.9%, to $1.3 million for the six months ended June 30, 2015 from $711,000 for the six months ended June 30, 2014. The acquisition of Alterra was the primary driver for the increase.

Income Taxes
Income tax expense was $4.1 million for the six months ended June 30, 2015, with an effective tax rate of 33.9%, compared to income tax expense of $3.7 million for the six months ended June 30, 2014, with an effective tax rate of 35.4%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Six Months Ended June 30,
	2015	2014
Statutory federal tax rate	34.4%	34.4%
State taxes, net of federal benefit	4.6	4.7
Bank owned life insurance	(1.3)	(1.4)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.4)	(3.4)
Federal new market tax credit	(1.0)	—
Non-deductible transaction costs	—	0.7
Other	0.6	0.4
	33.9%	35.4%
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

Financial Condition
General
Our total assets increased by $54.2 million, or 3.3%, to $1.684 billion as of June 30, 2015 compared to $1.629 billion at December 31, 2014. The increase in total assets was primarily driven by growth in our loan and lease portfolio.
Short-term investments
Short-term investments decreased by $12.3 million, or 14.0%, to $76.0 million at June 30, 2015 from $88.4 million at December 31, 2014. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. As of June 30, 2015, our total investment in commercial paper, which is also considered a short-term investment, was $8.5 million as compared to $10.4 million at December 31, 2014. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are usually sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $491,000 to $185.8 million at June 30, 2015 compared to $186.3 million at December 31, 2014. During the six months ended June 30, 2015, we recognized unrealized holding losses of $145,000 before income taxes through other comprehensive income. As of June 30, 2015, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average maturity of 3.09 years. Generally, our investment philosophy remains unchanged from our statements made in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2015. There were no sales of securities during the three and six months ended June 30, 2015.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $68.9 million, or 5.4%, to $1.335 billion at June 30, 2015 from $1.266 billion at December 31, 2014 with the majority of the growth distributed relatively evenly between our commercial and industrial and commercial real estate portfolios. We continue to have a concentration in commercial real estate, as commercial real estate loans represent approximately 62% of our total loans as of June 30, 2015. Over the past five years there has been a generally declining trend in this concentration level as we continue to direct our efforts toward growing our commercial and industrial portfolio. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Our commercial and industrial portfolio increased $38.2 million, or 9.2%, to $454.9 million at June 30, 2015 from $416.7 million at December 31, 2014 while our commercial real estate portfolio increased by $32.3 million, or 4.0%, to $844.1 million at June 30, 2015 from $811.8 million at December 31, 2014. We believe loan growth relative to prior years reflects improvement in economic activity within our markets, in addition to the ability of our business development teams to capture market share from the competition. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
Non-performing loans increased $5.4 million, or 55.2%, to $15.2 million, compared to $9.8 million at December 31, 2014, primarily due to one $6.2 million relationship identified as impaired in the second quarter. Subsequent to June 30, 2015, we granted a concession to the client and considered the loans to be troubled debt restructurings. Management believes this increase is not systemic in nature or indicative of a trend of increasing non-performing loans. Further, management expects the outcome of this relationship to be consistent with results experienced historically due to an aggressive and disciplined credit resolution process. As a result, the Company's non-performing loans as a percentage of total gross loans and leases measured 1.12% and 0.76% at June 30, 2015 and December 31, 2014, respectively. Likewise, the ratio of non-performing assets to total assets increased to 1.01% at June 30, 2015, compared to 0.70% at December 31, 2014. We do not expect any material changes in non-accrual loans as a percentage of gross loans and leases; however, we may experience some volatility from time to time. Please refer to Asset Quality for additional information.
Deposits
As of June 30, 2015, deposits increased by $32.8 million to $1.471 billion from $1.438 billion at December 31, 2014. The increase in deposits was primarily due to an increase in the level of in-market deposits, specifically non-interest-bearing transaction accounts, which increased by $16.7 million to $221.1 million at June 30, 2015 from $204.3 million at December 31, 2014, and partially due to a $12.5 million increase in the level of money market accounts to $588.2 million at June 30, 2015 from $575.8 million at December 31, 2014. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. Our Banks’ in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total year-to-date average deposits, approximately $1.043 billion, or 71.0%, were considered in-market deposits for the six months ended June 30, 2015. This compares to in-market deposits of $724.0 million, or 64.1%, for the year-to-date average at June 30, 2014.
The Corporation’s operating range of wholesale deposits to total deposits is 30%-40%. As of June 30, 2015, the ratio of wholesale deposits to total deposits was 30.2%. We will continue to use wholesale deposits in specific maturity periods needed, typically three to five years, to effectively mitigate interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of wholesale deposits. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of wholesale deposits.
FHLB Advances and Other Borrowings
As of June 30, 2015, FHLB advances and other borrowings increased by $13.4 million, or 39.4%, to $47.4 million from $34.0 million at December 31, 2014. The primary reason for the increase in borrowings was due to a two-week advance of $13.0 million from the FHLB with a maturity date of July 13, 2015 at a rate of 0.16%. We routinely utilize short-term advances from the FHLB in order to provide the appropriate time to accumulate wholesale deposits in an orderly manner.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$579	$500
Commercial real estate - non-owner occupied	282	286
Construction and land development	4,539	4,932
Multi-family	10	17
1-4 family	1,316	690
Total non-accrual commercial real estate	6,726	6,425
Commercial and industrial(1)	7,378	2,318
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	403	329
Other	691	720
Total non-accrual consumer and other loans	1,094	1,049
Total non-accrual loans and leases	15,198	9,792
Performing troubled debt restructurings	1,944	2,003
Total impaired loans and leases	17,142	11,795
Foreclosed properties, net	1,854	1,693
Total impaired assets	$18,996	$13,488

Total non-accrual loans and leases to gross loans and leases	1.12%	0.76%
Total non-performing assets to total loans and leases plus other real estate owned	1.26	0.89
Total non-performing assets to total assets	1.01	0.70
Allowance for loan and lease losses to gross loans and leases	1.12	1.12
Allowance for loan and lease losses to non-accrual loans and leases	100.01	146.33
As of June 30, 2015 and December 31, 2014, $6.9 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively.

A summary of our non-accrual loan and lease activity from December 31, 2014 through June 30, 2015 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$9,792
Loans and leases transferred to non-accrual status(1)	7,648
Accretion of the fair value discount on purchased credit impaired loans	22
Non-accrual loans and leases transferred to foreclosed properties	(289)
Non-accrual loans and leases partially or fully charged-off	(408)
Cash received and applied to principal of non-accrual loans and leases	(1,567)
Non-accrual loans and leases as of the end of the period	$15,198

(1)
Balance includes $6.2 million considered performing impaired loans with interest income recognized on a cash basis as of June 30, 2015. Subsequent to June 30, 2015, the Corporation granted a concession to the client and considered the loans to be troubled debt restructurings.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of June 30, 2015, non-performing assets as a percentage of total assets increased to 1.01% from 0.70% at December 31, 2014. This is primarily due to one $6.2 million relationship identified as impaired in the second quarter. We believe this increase is not systemic in nature or indicative of a trend of increasing non-performing loans. We expect the outcome of this relationship to be consistent with results experienced historically due to an aggressive and disciplined credit resolution process. This increase was partially offset by cash collections on previously identified impaired loans and a partial charge-off on one commercial loan.

We also monitor early stage delinquencies to assist in the identification of potential future problems. As of June 30, 2015, the payment performance did not point to any new areas of concern, as approximately 99.7% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established credit quality indicator categories. We are generally seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While overall asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We generally work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current low level of non-accrual loans, any meaningful improvement in reducing this balance further will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances; however, we may experience some volatility in this trend from time to time.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2015	2014	2014
	(In Thousands)
Impaired loans and leases with no impairment reserves required(1)	$14,876	$7,290	$11,270
Impaired loans and leases with impairment reserves required	2,266	7,492	525
Total impaired loans and leases	17,142	14,782	11,795
Less:
Impairment reserve (included in allowance for loan and lease losses)	575	606	290
Net impaired loans and leases	$16,567	$14,176	$11,505
Average impaired loans and leases	$11,158	$15,285	$14,474
Foregone interest income attributable to impaired loans and leases	$317	$443	$870
Less: Interest income recognized on impaired loans and leases	1	310	740
Net foregone interest income on impaired loans and leases	$316	$133	$130

(1)
Balance includes $6.2 million considered performing impaired loans with interest income recognized on a cash basis as of June 30, 2015. Subsequent to June 30, 2015, the Corporation granted a concession to the client and considered the loans to be troubled debt restructurings.

Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2014	$1,693
Loans transferred to foreclosed properties	289
Proceeds from sale of foreclosed properties	(143)
Net gain on sale of foreclosed properties	16
Impairment valuation	(1)
Foreclosed properties as of June 30, 2015	$1,854
Allowance for loan and lease losses.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.12% as of both June 30, 2015 and December 31, 2014. During the six months ended June 30, 2015, we recorded net charge-offs on impaired loans and leases of approximately $334,000, comprised of $408,000 of charge-offs and $74,000 of recoveries. During the six months ended June 30, 2014, we recorded net recoveries on impaired loans and leases of approximately $25,000, comprised of no charge-offs and $25,000 of recoveries.
While charge-offs have been relatively low in recent periods, we will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $15.2 million, or 1.12% of total loans and leases, was appropriate as of June 30, 2015. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

As of June 30, 2015 and December 31, 2014, our allowance for loan and lease losses to total non-accrual loans and leases was 100.01% and 146.33%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. In general, as asset quality remains strong, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio to rise. As was the case with the $6.2 million relationship identified in the second quarter of 2015, if we identify additional impaired loans which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2015.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Allowance at beginning of period	$14,694	$14,101	$14,329	$13,901
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	(80)	—	(91)	—
Commercial and industrial	—	—	(313)	—
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	—	—	—
Other	(4)	—	(4)	—
Total charge-offs	(84)	—	(408)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	8
Commercial real estate — non-owner occupied	—	—	—	4
Construction and land development	62	—	62	—
Multi-family	—	—	—	—
1-4 family	2	2	4	5
Commercial and industrial	5	1	5	1
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	2	2	7
Other	—	—	1	—
Total recoveries	69	5	74	25
Net (charge-offs) recoveries	(15)	5	(334)	25
Provision for loan and lease losses	520	(91)	1,204	89
Allowance at end of period	$15,199	$14,015	$15,199	$14,015
Annualized net (charge-offs) recoveries as a % of average gross loans and leases	—%	—%	(0.05)%	0.01%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2015 were the interest payments due on subordinated and junior subordinated notes. In April 2015, FBB declared a dividend in the amount of $2.0 million bringing year-to-date dividend declarations to $4.0 million through June 30, 2015. During the year ended December 31, 2014, FBB declared and paid dividends totaling $8.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities fair value and our unencumbered pledged loans. As of June 30, 2015 and December 31, 2014, our immediate on-balance-sheet liquidity was $299.5 million and $290.8 million, respectively. At June 30, 2015 and December 31, 2014, the Banks had $60.7 million and $70.5 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $444.5 million of outstanding wholesale deposits at June 30, 2015, compared to $427.3 million of wholesale deposits as of December 31, 2014, which represented 30.2% and 29.7%, respectively, of the ending balance of total deposits. While we are committed to our continued efforts to raise in-market deposits and maintain our overall mix of wholesale deposits and in-market deposits, wholesale deposits continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single-service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits. The Banks limit the percentage of wholesale deposits to total deposits in accordance with liquidity policies approved by their respective Boards of Directors. The Corporation’s overall operating range of wholesale deposits to total deposits is 30%-40%. The Banks were in compliance with their respective policy limits as of June 30, 2015 and December 31, 2014.
The Banks were able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the six-month period ended June 30, 2015. In the event there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2015, the available liquidity was in excess of the stated policy minimum. As on-balance-sheet liquidity is utilized to fund growth, asset quality remains stable and the ratio of in-market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of wholesale deposits in the event of a disruption in the wholesale market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the six months ended June 30, 2015, operating activities resulted in a net cash inflow of $10.8 million. Operating cash flows included net income of $8.1 million. Net cash used in investing activities for the the six months ended June 30, 2015 was approximately $69.8 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the the six months ended June 30, 2015 was $44.7 million primarily from net increases in deposits and the use of FHLB short-term advances to meet our temporary funding needs. Please refer to the Consolidated Statements of Cash Flows for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of June 30, 2015, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2015 has not changed materially since December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	$—
May 1, 2015 - May 31, 2015	168	$45.62	—	$—
June 1, 2015 - June 30, 2015	—	$—	—	$—
Total	168	$45.62	—	$—

(1)	The shares in this column represent: the 168 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer +

31.2	Certification of the Chief Financial Officer +

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Unaudited Consolidated Financial Statements +

+	Submitted electronically with this Quarterly Report.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
August 7, 2015	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

August 7, 2015	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer (Principal Financial and Accounting Officer)

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer +

31.2	Certification of the Chief Financial Officer +

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Unaudited Consolidated Financial Statements +

+	Submitted electronically with this Quarterly Report.