Form 10-Q
period 2015-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2015-10-30
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 27, 2015 was 8,697,089 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$17,135	$14,881
Short-term investments	105,536	88,356
Cash and cash equivalents	122,671	103,237
Securities available-for-sale, at fair value	143,729	144,698
Securities held-to-maturity, at amortized cost	38,364	41,563
Loans held for sale	2,910	1,340
Loans and leases receivable, net of allowance for loan and lease losses of $15,359 and $14,329, respectively	1,361,813	1,265,098
Premises and equipment, net	3,889	3,943
Foreclosed properties	1,632	1,693
Cash surrender value of bank-owned life insurance	28,029	27,314
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,843	2,340
Accrued interest receivable and other assets	26,029	26,217
Goodwill and other intangible assets	12,244	11,944
Total assets	$1,744,153	$1,629,387
Liabilities and Stockholders’ Equity
Deposits	$1,539,370	$1,438,268
Federal Home Loan Bank and other borrowings	36,354	33,994
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,147	9,062
Total liabilities	1,596,186	1,491,639
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,920,599 and 8,873,353 shares issued, 8,698,775 and 8,671,854 shares outstanding at September 30, 2015 and December 31, 2014, respectively	89	45
Additional paid-in capital	76,189	74,963
Retained earnings	77,458	67,886
Accumulated other comprehensive income	512	218
Treasury stock (221,824 and 201,499 shares at September 30, 2015 and December 31, 2014, respectively), at cost	(6,281)	(5,364)
Total stockholders’ equity	147,967	137,748
Total liabilities and stockholders’ equity	$1,744,153	$1,629,387

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$17,323	$12,968	$51,328	$38,094
Securities income	722	821	2,246	2,543
Short-term investments	90	82	297	201
Total interest income	18,135	13,871	53,871	40,838
Interest expense:
Deposits	2,785	2,405	7,947	6,911
Notes payable and other borrowings	460	251	1,364	561
Junior subordinated notes	280	280	832	831
Total interest expense	3,525	2,936	10,143	8,303
Net interest income	14,610	10,935	43,728	32,535
Provision for loan and lease losses	287	(89)	1,491	—
Net interest income after provision for loan and lease losses	14,323	11,024	42,237	32,535
Non-interest income:
Trust and investment services fee income	1,251	1,137	3,737	3,315
Gain on sale of SBA loans	927	—	2,274	—
Gain on sale of residential mortgage loans	244	—	614	—
Service charges on deposits	705	620	2,094	1,787
Loan fees	486	386	1,487	1,156
Increase in cash surrender value of bank-owned life insurance	243	215	715	630
Other	246	101	1,155	250
Total non-interest income	4,102	2,459	12,076	7,138
Non-interest expense:
Compensation	7,320	5,193	21,598	14,991
Occupancy	486	324	1,472	963
Professional fees	1,268	674	3,772	2,201
Data processing	587	389	1,772	1,227
Marketing	693	409	2,036	1,120
Equipment	308	145	914	400
FDIC insurance	260	179	693	542
Collateral liquidation costs	22	32	402	276
Net gain on foreclosed properties	(163)	(9)	(178)	(5)
Other	1,203	711	3,209	1,933
Total non-interest expense	11,984	8,047	35,690	23,648
Income before income tax expense	6,441	5,436	18,623	16,025
Income tax expense	2,060	1,883	6,192	5,630
Net income	$4,381	$3,553	$12,431	$10,395
Earnings per common share:
Basic	$0.50	$0.45	$1.43	$1.32
Diluted	$0.50	$0.45	$1.43	$1.31
Dividends declared per share	$0.11	$0.105	$0.33	$0.315
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)

Net income	$4,381	$3,553	$12,431	$10,395
Other comprehensive income (loss), before tax
Securities available-for-sale:
Net unrealized securities gains (losses) arising during the period	443	(431)	298	1,711
Securities held-to-maturity:
Unrealized losses transferred to held-to-maturity	—	—	—	(874)
Amortization of net unrealized losses transferred from available-for-sale	54	75	181	100
Income tax (expense) benefit	(192)	137	(185)	(362)
Comprehensive income	$4,686	$3,334	$12,725	$10,970

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2013	8,252,481	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	10,395	—	—	10,395
Other comprehensive income	—	—	—	—	575	—	575
Exercise of stock options	4,000	—	48	—	—	—	48
Share-based compensation - restricted shares	46,772	—	618	—	—	—	618
Share-based compensation - tax benefits	—	—	226	—	—	—	226
Cash dividends ($0.315 per share)	—	—	—	(2,485)	—	—	(2,485)
Treasury stock purchased	(20,536)	—	—	—	—	(460)	(460)
Balance at September 30, 2014	8,282,717	$41	$56,894	$65,053	$233	$(4,029)	$118,192

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2014	8,671,854	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	12,431	—	—	12,431
Other comprehensive income	—	—	—	—	294	—	294
Common stock dividends	—	44	(44)	—	—	—	—
Exercise of stock options	24,000	—	300	—	—	—	300
Share-based compensation - restricted shares	43,602	—	717	—	—	—	717
Share-based compensation - tax benefits	—	—	253	—	—	—	253
Cash dividends ($0.33 per share)	—	—	—	(2,859)	—	—	(2,859)
Treasury stock purchased	(40,681)	—	—	—	—	(917)	(917)
Balance at September 30, 2015	8,698,775	$89	$76,189	$77,458	$512	$(6,281)	$147,967

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Operating activities
Net income	$12,431	$10,395
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	319	283
Provision for loan and lease losses	1,491	—
Depreciation, amortization and accretion, net	(379)	1,324
Share-based compensation	717	618
Increase in cash surrender value of bank-owned life insurance	(715)	(630)
Origination of loans for sale	(52,295)	—
Sale of loans originated for sale	53,612	—
Gain on sale of loans originated for sale	(2,887)	—
Net (gain) loss on foreclosed properties, including impairment valuation	(178)	(5)
Excess tax benefit from share-based compensation	(253)	(226)
Decrease (increase) in accrued interest receivable and other assets	(1,107)	(396)
Increase (decrease) in accrued interest payable and other liabilities	1,342	(124)
Net cash provided by operating activities	12,098	11,239
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	32,930	34,185
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	3,253	1,231
Purchases of available-for-sale securities	(32,614)	(40,310)
Proceeds from sale of foreclosed properties	528	232
Net increase in loans and leases	(96,898)	(60,836)
Investment in limited partnerships	—	(500)
Distributions from limited partnerships	332	676
Investment in FHLB and FRB Stock	(1,349)	(467)
Proceeds from sale of FHLB Stock	846	373
Purchases of leasehold improvements and equipment, net	(498)	(285)
Net cash used in investing activities	(93,470)	(65,701)
Financing activities
Net increase in deposits	101,529	139,345
Net increase in short-term borrowed funds	2,500	—
Proceeds from issuance of subordinated notes payable	—	15,000
Repayment of subordinated notes payable	—	(4,000)
Excess tax benefit from share-based compensation	253	226
Cash dividends paid	(2,859)	(2,485)
Exercise of stock options	300	48
Purchase of treasury stock	(917)	(460)
Net cash provided by financing activities	100,806	147,674
Net (decrease) increase in cash and cash equivalents	19,434	93,212
Cash and cash equivalents at the beginning of the period	103,237	81,286
Cash and cash equivalents at the end of the period	$122,671	$174,498
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$9,817	$7,575
Income taxes paid	3,793	5,128
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	—	44,587
Unrealized loss on transfer from available-for-sale to held-to-maturity	—	(874)
Transfer to foreclosed properties	289	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Northeast Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”) and BOC Investment, LLC (“BOC”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
Basis of Presentation. The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2015. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2014 except as described further below in this Note 1.
Recent Accounting Pronouncements
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated results of operations, financial position, or liquidity.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation-Stock Compensation, to awards with performance conditions that affect vesting. For all entities, ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. While the Corporation does not have any performance-based awards outstanding as of the reporting date, the Corporation’s equity incentive plan does allow for such awards. The Corporation adopted the accounting standard during the third quarter of 2015 with no material impact on its results of operations, financial position, or liquidity.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Corporation adopted the accounting standard during the third quarter of 2015 with no material impact on its results of operations, financial position, or liquidity.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analysis that the guidance affects must be reconsidered. This includes the consolidation analysis for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting enterprise chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analysis must be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated results of operations, financial position, or liquidity.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU intends to simplify the presentation of debt issuance costs. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated results of operations, financial position, or liquidity.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Corporation adopted the accounting standard during the third quarter of 2015 with no material impact on its results of operations, financial position, or liquidity.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities are required to adopt the ASU retrospectively. The effective date for public business entities is fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Corporation adopted the accounting standard during the third quarter of 2015 with no material impact on its results of operations, financial position, or liquidity.

Note 2 — Earnings Per Common Share
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares, adjusted for reallocation of undistributed earnings of unvested restricted shares, by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.
For both the three and nine month periods ending September 30, 2015 and 2014, there were no average anti-dilutive employee share-based awards (all shares and earnings per share amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$4,381	$3,553	$12,431	$10,395
Less: earnings allocated to participating securities	68	75	206	222
Basic earnings allocated to common shareholders	$4,313	$3,478	$12,225	$10,173

Weighted-average common shares outstanding, excluding participating securities	8,546,563	7,739,918	8,538,219	7,727,300

Basic earnings per common share	$0.50	$0.45	$1.43	$1.32

Diluted earnings per common share
Earnings allocated to common shareholders	$4,313	$3,478	$12,225	$10,173
Reallocation of undistributed earnings	—	—	—	1
Diluted earnings allocated to common shareholders	$4,313	$3,478	$12,225	$10,174

Weighted-average common shares outstanding, excluding participating securities	8,546,563	7,739,918	8,538,219	7,727,300
Dilutive effect of share-based awards	—	43,694	1,486	44,185
Weighted-average diluted common shares outstanding, excluding participating securities	8,546,563	7,783,612	8,539,705	7,771,485

Diluted earnings per common share	$0.50	$0.45	$1.43	$1.31

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2015, 313,190 shares were available for future grants under the Plan, after giving effect to the 2-for-1 stock split completed in the form of a 100% stock dividend effected in August 2015. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.

Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or canceled since such time. For that reason, no stock-based compensation expense related to Stock Options was recognized in the Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, no Stock Options remain outstanding. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow.
Stock Option activity for the year ended December 31, 2014 and nine months ended September 30, 2015 was as follows (all amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	102,000	$12.12	0.88
Granted	—	—
Exercised	(78,000)	12.00
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	24,000	$12.50	0.13
Exercisable at December 31, 2014	24,000	$12.50	0.13

Outstanding as of December 31, 2014	24,000	$12.50	0.13
Granted	—	—
Exercised	(24,000)	12.50
Expired	—	—
Forfeited	—	—
Outstanding as of September 30, 2015	—	$—
Exercisable at September 30, 2015	—	$—
Restricted Stock
Under the Plan, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the Plan are typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefit of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity.

Restricted share activity for the year ended December 31, 2014 and the nine months ended September 30, 2015 was as follows (all amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015):

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2013	169,418	$11.55
Granted	64,522	22.49
Vested	(78,942)	9.86
Forfeited	—	—
Nonvested balance as of December 31, 2014	154,998	16.97
Granted	52,540	22.45
Vested	(57,441)	14.36
Forfeited	(8,938)	15.69
Nonvested balance as of September 30, 2015	141,159	$20.15

As of September 30, 2015, $2.6 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares, which the Corporation expects to recognize over a weighted-average period of approximately 3.0 years. As of September 30, 2015, all restricted shares that vested were issued.

For the three and nine months ended September 30, 2015 and 2014, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Share-based compensation expense	$268	$229	$717	$618

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$29	$(8)	$8,068
Municipal obligations	4,141	16	(3)	4,154
Asset-backed securities	1,381	—	(56)	1,325
Collateralized mortgage obligations - government issued	48,799	1,064	(70)	49,793
Collateralized mortgage obligations - government-sponsored enterprises	80,001	481	(93)	80,389
	$142,369	$1,590	$(230)	$143,729

	As of December 31, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$9,046	$—	$(81)	$8,965
Municipal obligations	573	5	—	578
Asset-backed securities	1,514	$—	(4)	1,510
Collateralized mortgage obligations - government issued	67,740	1,390	(256)	68,874
Collateralized mortgage obligations - government-sponsored enterprises	64,763	234	(226)	64,771
	$143,636	$1,629	$(567)	$144,698

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of September 30, 2015
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,495	$6	$(4)	$1,497
Municipal obligations	16,050	196	(7)	16,239
Collateralized mortgage obligations - government issued	12,391	118	(1)	12,508
Collateralized mortgage obligations - government-sponsored enterprises	8,428	84	(12)	8,500
	$38,364	$404	$(24)	$38,744

	As of December 31, 2014
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$—	$(17)	$1,473
Municipal obligations	16,088	85	(18)	16,155
Collateralized mortgage obligations - government issued	14,505	57	(31)	14,531
Collateralized mortgage obligations - government-sponsored enterprises	9,480	74	(19)	9,535
	$41,563	$216	$(85)	$41,694

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association

(“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale for the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015 and December 31, 2014, securities with a fair value of $25.3 million and $32.7 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.
The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due in one year through five years	13,038	13,093	3,645	3,659
Due in five through ten years	85,139	85,966	13,400	13,565
Due in over ten years	44,192	44,670	21,319	21,520
	$142,369	$143,729	$38,364	$38,744

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, the Corporation held 34 and 59 available-for-sale securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2015, the Corporation held 13 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the nine months ended September 30, 2015 and 2014.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

	As of September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$998	$1	$2,744	$7	$3,742	$8
Municipal obligations	745	3	—	—	745	3
Asset-backed securities	1,325	56	—	—	1,325	56
Collateralized mortgage obligations - government issued	—	1	5,997	69	5,997	70
Collateralized mortgage obligations - government-sponsored enterprises	21,636	64	2,573	29	24,209	93
	$24,704	$125	$11,314	$105	$36,018	$230

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,486	$12	$5,479	$69	$8,965	$81
Asset-backed securities	—	$—	1,510	4	1,510	4
Collateralized mortgage obligations - government issued	9,201	50	9,536	206	18,737	256
Collateralized mortgage obligations - government-sponsored enterprises	29,498	97	4,993	129	34,491	226
	$42,185	$159	$21,518	$408	$63,703	$567

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, the Corporation held nine and 57 held-to-maturity securities that were in an unrecognized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were four held-to-maturity securities that were in a continuous unrecognized loss position for twelve months or greater as of September 30, 2015. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the nine months ended September 30, 2015.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$4	$1,000	$4
Municipal obligations	600	2	398	5	998	7
Collateralized mortgage obligations - government issued	663	1	—	—	663	1
Collateralized mortgage obligations - government-sponsored enterprises	2,058	12	—	—	2,058	12
	$3,321	$15	$1,398	$9	$4,719	$24

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$17	$—	$—	$1,490	$17
Municipal obligations	2,222	18	—	—	2,222	18
Collateralized mortgage obligations - government issued	3,247	31	—	—	3,247	31
Collateralized mortgage obligations - government-sponsored enterprises	3,076	19	—	—	3,076	19
	$10,035	$85	$—	$—	$10,035	$85

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2015	December 31, 2014
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$170,195	$163,884
Commercial real estate — non-owner occupied (1)	416,421	417,962
Construction and land development	157,651	121,160
Multi-family	90,514	72,578
1-4 family (2)	44,476	36,182
Total commercial real estate	879,257	811,766
Commercial and industrial (3)	450,307	416,654
Direct financing leases, net	28,958	34,165
Consumer and other
Home equity and second mortgages	8,908	7,866
Other	13,809	11,341
Total consumer and other	22,717	19,207
Total gross loans and leases receivable	1,381,239	1,281,792
Less:
Allowance for loan and lease losses	15,359	14,329
Deferred loan fees	1,157	1,025
Loans and leases receivable, net	$1,364,723	$1,266,438

(1)	Includes guaranteed portion of SBA loans held for sale totaling $1.5 million as of September 30, 2015.

(2)	Includes residential real estate loans held for sale totaling $307,000 as of September 30, 2015 and $1.3 million as of December 31, 2014.

(3)	Includes guaranteed portion of SBA loans held for sale totaling $1.1 million as of September 30, 2015.

Loans transferred to third parties consist of the guaranteed portion of SBA loans as well as participation interests in other originated loans. The total principal amount of loans transferred during the three months ended September 30, 2015 and 2014 was $28.7 million and $5.5 million, respectively. For the nine months ended September 30, 2015 and 2014, $74.0 million and $16.1 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore all of the loans transferred during the three and nine months ended September 30, 2015 and September 30, 2014 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to sold amounts. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 was $471,000 and $482,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at September 30, 2015 and December 31, 2014 was $148.8 million and $116.6 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of September 30, 2015 and December 31, 2014, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $105.6 million and $96.4 million, respectively. As of September 30, 2015, $1.7 million loans in this participation sold portfolio were considered impaired as compared to $1.2 million as of December 31, 2014. The Corporation does not share in the participant’s portion of the charge-offs.

The Corporation sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the three and nine months ended September 30, 2015 was $9.0 million and $28.6 million, respectively. No residential real estate loans were originated or sold during the three and nine months ended September 30, 2014. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2015 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the transactions by way of relationship management; however, there are no further obligations of the Corporation in the event of a borrower’s default, other than standard representations and warranties related to the sold amount. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, applies to purchased loans with evidence of deterioration in credit quality since origination for which it is probable at acquisition that the Corporation will be unable to collect all contractually required payments are considered to be credit impaired. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date. The excess of cash flows expected at acquisition over the estimated fair value, referred to as the accretable yield, is recognized in interest income over the remaining life of the loan on a level-yield basis, contingent on the subsequent evaluation of future expected cash flows. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for credit losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income recognized. The measurement of cash flows involves assumptions and judgments for interest rates, prepayments, default rates, loss severity, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit impaired loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In Thousands)
Contractually required payments	$5,714	$6,874
Fair value of purchased credit impaired loans	$3,578	$4,025
The following table presents a rollforward of the Corporation’s accretable yield as of September 30, 2015 and December 31, 2014:

	As of and for the Nine Months Ended September 30, 2015	As of and for the Year Ended December 31, 2014
	(In Thousands)
Accretable yield, beginning of period	$676	$683
Accretion recognized in earnings	(22)	(7)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(22)	—
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(163)	—
Accretable yield, end of period	$469	$676

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of September 30, 2015 and December 31, 2014:

	Category
As of September 30, 2015	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$146,041	$11,945	$10,983	$1,226	$170,195
Commercial real estate — non-owner occupied	392,777	19,325	3,419	900	416,421
Construction and land development	146,334	2,466	4,285	4,566	157,651
Multi-family	90,143	365	—	6	90,514
1-4 family	34,626	4,904	2,667	2,279	44,476
Total commercial real estate	809,921	39,005	21,354	8,977	879,257

Commercial and industrial	407,976	9,078	25,772	7,481	450,307

Direct financing leases, net	27,121	1,199	638	—	28,958

Consumer and other:
Home equity and second mortgages	7,890	444	142	432	8,908
Other	13,136	3	—	670	13,809
Total consumer and other	21,026	447	142	1,102	22,717

Total gross loans and leases receivable	$1,266,044	$49,729	$47,906	$17,560	$1,381,239
Category as a % of total portfolio	91.66%	3.60%	3.47%	1.27%	100.00%

	Category
As of December 31, 2014	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$131,094	$15,592	$16,621	$577	$163,884
Commercial real estate — non-owner occupied	378,671	20,823	17,498	970	417,962
Construction and land development	100,934	8,193	6,876	5,157	121,160
Multi-family	70,897	751	913	17	72,578
1-4 family	25,997	5,278	3,336	1,571	36,182
Total commercial real estate	707,593	50,637	45,244	8,292	811,766

Commercial and industrial	383,755	18,524	12,026	2,349	416,654

Direct financing leases, net	32,756	1,120	289	—	34,165

Consumer and other:
Home equity and second mortgages	7,039	205	189	433	7,866
Other	10,570	50	—	721	11,341
Total consumer and other	17,609	255	189	1,154	19,207

Total gross loans and leases receivable	$1,141,713	$70,536	$57,748	$11,795	$1,281,792
Category as a % of total portfolio	89.07%	5.50%	4.51%	0.92%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $11.1 million and $27.1 million of loans and leases as Substandard as of September 30, 2015 and December 31, 2014, respectively. No loans were considered Special Mention, Doubtful or Loss as of either September 30, 2015 or December 31, 2014. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of September 30, 2015 and December 31, 2014 is as follows:

As of September 30, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$39	$—	$—	$39	$169,002	$169,041
Non-owner occupied	—	—	—	—	416,148	416,148
Construction and land development	—	—	—	—	153,285	153,285
Multi-family	—	—	—	—	90,508	90,508
1-4 family	—	—	—	—	42,980	42,980
Commercial and industrial	—	—	—	—	448,906	448,906
Direct financing leases, net	—	—	—	—	28,958	28,958
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,567	8,567
Other	—	—	—	—	13,139	13,139
Total	39	—	—	39	1,371,493	1,371,532
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$584	$483	$—	$1,067	$87	$1,154
Non-owner occupied	—	—	—	—	273	273
Construction and land development	—	—	—	—	4,366	4,366
Multi-family	—	—	—	—	6	6
1-4 family	226	—	993	1,219	277	1,496
Commercial and industrial	491	35	832	1,358	43	1,401
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	99	99	242	341
Other	—	—	670	670	—	670
Total	1,301	518	2,594	4,413	5,294	9,707
Total loans and leases
Commercial real estate:
Owner occupied	$623	$483	$—	$1,106	$169,089	$170,195
Non-owner occupied	—	—	—	—	416,421	416,421
Construction and land development	—	—	—	—	157,651	157,651
Multi-family	—	—	—	—	90,514	90,514
1-4 family	226	—	993	1,219	43,257	44,476
Commercial and industrial	491	35	832	1,358	448,949	450,307
Direct financing leases, net	—	—	—	—	28,958	28,958
Consumer and other:
Home equity and second mortgages	—	—	99	99	8,809	8,908
Other	—	—	670	670	13,139	13,809
Total	$1,340	$518	$2,594	$4,452	$1,376,787	$1,381,239
Percent of portfolio	0.10%	0.04%	0.18%	0.32%	99.68%	100.00%

As of December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,384	$163,384
Non-owner occupied	—	—	—	—	417,676	417,676
Construction and land development	—	—	—	—	116,228	116,228
Multi-family	—	—	—	—	72,561	72,561
1-4 family	—	—	—	—	35,492	35,492
Commercial and industrial	—	—	—	—	414,336	414,336
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,537	7,537
Other	—	—	—	—	10,621	10,621
Total	—	—	—	—	1,272,000	1,272,000
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$500	$500
Non-owner occupied	—	215	—	215	71	286
Construction and land development	—	193	—	193	4,739	4,932
Multi-family	—	—	—	—	17	17
1-4 family	—	106	306	412	278	690
Commercial and industrial	364	146	736	1,246	1,072	2,318
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	329	329
Other	—	—	720	720	—	720
Total	364	660	1,762	2,786	7,006	9,792
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,884	$163,884
Non-owner occupied	—	215	—	215	417,747	417,962
Construction and land development	—	193	—	193	120,967	121,160
Multi-family	—	—	—	—	72,578	72,578
1-4 family	—	106	306	412	35,770	36,182
Commercial and industrial	364	146	736	1,246	415,408	416,654
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,866	7,866
Other	—	—	720	720	10,621	11,341
Total	$364	$660	$1,762	$2,786	$1,279,006	$1,281,792
Percent of portfolio	0.03%	0.05%	0.14%	0.22%	99.78%	100.00%

The Corporation’s total impaired assets consisted of the following at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$1,154	$500
Commercial real estate — non-owner occupied	273	286
Construction and land development	4,366	4,932
Multi-family	6	17
1-4 family	1,496	690
Total non-accrual commercial real estate	7,295	6,425
Commercial and industrial	1,401	2,318
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	341	329
Other	670	720
Total non-accrual consumer and other loans	1,011	1,049
Total non-accrual loans and leases	9,707	9,792
Foreclosed properties, net	1,632	1,693
Total non-performing assets	11,339	11,485
Performing troubled debt restructurings	7,852	2,003
Total impaired assets	$19,191	$13,488

	September 30, 2015	December 31, 2014
Total non-accrual loans and leases to gross loans and leases	0.70%	0.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.82	0.89
Total non-performing assets to total assets	0.65	0.70
Allowance for loan and lease losses to gross loans and leases	1.11	1.12
Allowance for loan and lease losses to non-accrual loans and leases	158.22	146.33
As of September 30, 2015 and December 31, 2014, $6.8 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of September 30, 2015, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of September 30, 2015			As of December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	2	$625	$555	2	$624	$577
Commercial real estate — non-owner occupied	5	1,151	900	5	1,095	970
Construction and land development	3	6,034	4,627	4	6,260	5,157
Multi-family	1	184	6	1	184	17
1-4 family	15	2,119	1,322	16	2,119	1,368
Commercial and industrial	6	6,411	6,209	4	361	155
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	5	680	333	6	772	431
Other	1	2,077	670	2	2,080	721
Total	38	$19,281	$14,622	40	$13,495	$9,396

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of September 30, 2015 and December 31, 2014, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of September 30, 2015		As of December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$28	1	$39
Interest rate concession	1	55	1	65
Combination of extension and interest rate concession	24	7,327	26	7,984
Commercial and industrial
Combination of extension and interest rate concession	6	6,209	4	155
Consumer and other
Extension of term	2	702	3	753
Combination of extension and interest rate concession	4	301	5	400
Total	38	$14,622	40	$9,396

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the nine months ended September 30, 2015.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Nine Months Ended September 30, 2015
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$642	$642	$—	$566	$21	$—	$21
Non-owner occupied	1,439	1,439	—	915	15	—	15
Construction and land development	4,566	7,236	—	4,916	102	—	102
Multi-family	6	373	—	12	25	—	25
1-4 family	1,291	1,365	—	1,509	46	2	44
Commercial and industrial	6,742	6,752	—	3,052	121	1	120
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	301	301	—	366	16	9	7
Other	670	1,337	—	696	61	—	61
Total	15,657	19,445	—	12,032	407	12	395
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$17	$—	$—	$—
Non-owner occupied	45	85	45	47	2	—	2
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	988	993	213	560	25	—	25
Commercial and industrial	739	739	276	215	12	—	12
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	131	131	26	76	7	—	7
Other	—	—	—	—	—	—	—
Total	1,903	1,948	560	915	46	—	46
Total:
Commercial real estate:
Owner occupied	$642	$642	$—	$583	$21	$—	$21
Non-owner occupied	1,484	1,524	45	962	17	—	17
Construction and land development	4,566	7,236	—	4,916	102	—	102
Multi-family	6	373	—	12	25	—	25
1-4 family	2,279	2,358	213	2,069	71	2	69
Commercial and industrial	7,481	7,491	276	3,267	133	1	132
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	432	432	26	442	23	9	14
Other	670	1,337	—	696	61	—	61
Grand total	$17,560	$21,393	$560	$12,947	$453	$12	$441

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2014
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	921	921	—	349	22	—	22
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,181	1,218	—	380	15	12	3
Commercial and industrial	2,316	2,926	—	6,141	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	380	380	—	495	18	—	18
Other	721	1,389	—	768	87	—	87
Total	11,270	15,623	—	13,926	843	740	103
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	49	89	49	52	4	—	4
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	390	390	155	405	18	—	18
Commercial and industrial	33	33	33	34	—	—	—
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	53	53	53	57	5	—	5
Other	—	—	—	—	—	—	—
Total	525	565	290	548	27	—	27
Total:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	970	1,010	49	401	26	—	26
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,571	1,608	155	785	33	12	21
Commercial and industrial	2,349	2,959	33	6,175	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	433	433	53	552	23	—	23
Other	721	1,389	—	768	87	—	87
Grand total	$11,795	$16,188	$290	$14,474	$870	$740	$130

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.8 million and $4.4 million as of September 30, 2015 and December 31, 2014 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $7.9 million and $2.0 million of loans as of September 30, 2015 and December 31, 2014 that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Nine Months Ended September 30, 2015
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(94)	(447)	(5)	(546)
Recoveries	75	6	4	85
Provision	505	1,011	(25)	1,491
Ending balance	$9,105	$6,062	$192	$15,359
Ending balance: individually evaluated for impairment	$232	$276	$26	$534
Ending balance: collectively evaluated for impairment	$8,847	$5,786	$166	$14,799
Ending balance: loans acquired with deteriorated credit quality	$26	$—	$—	$26
Loans and lease receivables:
Ending balance, gross	$879,257	$479,265	$22,717	$1,381,239
Ending balance: individually evaluated for impairment	$6,178	$6,960	$874	$14,012
Ending balance: collectively evaluated for impairment	$870,280	$471,785	$21,615	$1,363,680
Ending balance: loans acquired with deteriorated credit quality	$2,799	$520	$228	$3,547
Allowance as % of gross loans	1.04%	1.26%	0.85%	1.11%

	As of and for the Nine Months Ended September 30, 2014
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,573	$273	$13,901
Charge-offs	—	—	(2)	(2)
Recoveries	20	1	10	31
Provision	(387)	417	(30)	—
Ending balance	$8,688	$4,991	$251	$13,930
Ending balance: individually evaluated for impairment	$321	$34	$56	$411
Ending balance: collectively evaluated for impairment	$8,367	$4,957	$195	$13,519
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$654,588	$371,220	$16,834	$1,042,642
Ending balance: individually evaluated for impairment	$5,198	$8,780	$1,096	$15,074
Ending balance: collectively evaluated for impairment	$648,071	$362,440	$15,738	$1,026,249
Ending balance: loans acquired with deteriorated credit quality	$1,319	$—	$—	$1,319
Allowance as % of gross loans	1.33%	1.34%	1.49%	1.34%

Note 6 — Deposits
The composition of deposits at September 30, 2015 and December 31, 2014 was as follows. Average balances represent year-to-date averages.

	September 30, 2015			December 31, 2014
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$222,497	$206,547	—%	$204,328	$154,687	—%
Interest-bearing transaction accounts	155,814	117,241	0.23	104,199	83,508	0.22
Money market accounts	591,190	605,907	0.56	575,766	493,322	0.52
Certificates of deposit	93,252	112,602	0.76	126,635	60,284	0.89
Wholesale deposits	476,617	439,744	1.39	427,340	416,202	1.49
Total deposits	$1,539,370	$1,482,041	0.71	$1,438,268	$1,208,003	0.78

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at September 30, 2015 and December 31, 2014 was as follows. Average balances represent year-to-date averages.

	September 30, 2015			December 31, 2014
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$148	0.81%	$—	$237	0.82%
FHLB advances and other borrowings	9,920	17,244	0.97	10,058	5,093	0.56
Senior line of credit	3,510	1,199	3.18	1,010	13	3.30
Subordinated notes payable	22,926	22,926	6.97	22,926	13,362	7.07
Junior subordinated notes	10,315	10,315	10.76	10,315	10,315	10.78
	$46,671	$51,832	5.65	$44,309	$29,020	7.24

Short-term borrowings	$8,010			$2,010
Long-term borrowings	38,661			42,299
	$46,671			$44,309

As of September 30, 2015, the Corporation was in compliance with its debt covenants under its third party secured senior line of credit. Per the promissory note dated February 19, 2015, the Corporation pays a commitment fee on this senior line of credit. During the nine months ended September 30, 2015 the Corporation incurred $10,000 additional interest expense due to this fee. Prior to February 19, 2015, the Corporation paid an unused line fee on this senior line of credit. During the nine months ended September 30, 2014, the Corporation incurred $10,000 additional interest expense due to this fee.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
September 30, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$4,154	$—	$4,154
Asset backed securities	—	1,325	—	1,325
U.S. Government agency obligations - government-sponsored enterprises	—	8,068	—	8,068
Collateralized mortgage obligations - government issued	—	49,793	—	49,793
Collateralized mortgage obligations - government-sponsored enterprises	—	80,389	—	80,389
Interest rate swaps	—	1,040	—	1,040
Liabilities:
Interest rate swaps	$—	$1,040	$—	$1,040

	Fair Value Measurements Using
December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$578	$—	$578
Asset backed securities	—	1,510	—	1,510
U.S. Government agency obligations - government-sponsored enterprises	—	8,965	—	8,965
Collateralized mortgage obligations - government issued	—	68,874	—	68,874
Collateralized mortgage obligations - government-sponsored enterprises	—	64,771	—	64,771
Interest rate swaps	—	575	—	575
Liabilities:
Interest rate swaps	$—	$575	$—	$575

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the nine months ended September 30, 2015 or the year ended December 31, 2014 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	September 30, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,388	$—	$5,549	$2,839	$—
Foreclosed properties	1,632	—	1,632	—	(29)
Loan servicing rights	1,297	—	—	1,297	—

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,565	$—	$7,025	$1,540	$—
Foreclosed properties	1,693	—	1,693	—	(4)
Loan servicing rights	943	—	—	943	—

Impaired loans which are collateral dependent were written down to their net realizable value of $8.4 million and $8.6 million at September 30, 2015 and December 31, 2014, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 100%. The weighted average of those unobservable inputs as of the measurement date of September 30, 2015 was 44%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
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
As of September 30, 2015 and December 31, 2014, the estimated fair value of the Corporation’s loan servicing asset was $1.3 million and $943,000, respectively.

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
As of September 30, 2015, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, impairment losses of $29,000 were recognized for the nine months ended September 30, 2015. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Nine Months Ended September 30, 2015	As of and for the Year Ended December 31, 2014
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,693	$333
Foreclosed properties acquired in acquisition, at fair value	—	1,605
Loans transferred to foreclosed properties, at lower of cost or fair value	289	—
Proceeds from sale of foreclosed properties	(528)	(255)
Net gain on sale of foreclosed properties	207	14
Impairment valuation	(29)	(4)
Foreclosed properties at the end of the period	$1,632	$1,693

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$122,671	$122,676	$110,351	$5,925	$6,400
Securities available-for-sale	143,729	143,729	—	143,729	—
Securities held-to-maturity	38,364	38,744	—	38,744	—
Loans held for sale	2,910	2,910	—	2,910	—
Loans and lease receivables, net	1,361,813	1,393,771	—	5,549	1,388,222
Federal Home Loan Bank and Federal Reserve Bank stock	2,843	2,843	—	—	2,843
Cash surrender value of life insurance	28,029	28,029	28,029	—	—
Accrued interest receivable	4,347	4,347	4,347	—	—
Interest rate swaps	1,040	1,040	—	1,040	—
Financial liabilities:
Deposits	$1,539,370	$1,541,923	$969,501	$572,422	$—
Federal Home Loan Bank and other borrowings	36,354	37,115	—	37,115	—
Junior subordinated notes	10,315	7,060	—	—	7,060
Interest rate swaps	1,040	1,040	—	1,040	—
Accrued interest payable	1,900	1,900	1,900	—	—
Off-balance-sheet items:
Standby letters of credit	124	124	—	—	124

*Not meaningful

	December 31, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$103,237	$103,227	$85,937	$6,890	$10,400
Securities available-for-sale	144,698	144,698	—	144,698	—
Securities held-to-maturity	41,563	41,694	—	41,694	—
Loans held for sale	1,340	1,340	—	1,340	—
Loans and lease receivables, net	1,265,098	1,285,162	—	7,025	1,278,137
Federal Home Loan Bank and Federal Reserve Bank stock	2,340	2,340	—	—	2,340
Cash surrender value of life insurance	27,314	27,314	27,314	—	—
Accrued interest receivable	3,932	3,932	3,932	—	—
Interest rate swaps	575	575	—	575	—
Financial liabilities:
Deposits	$1,438,268	$1,440,248	$884,292	$555,956	$—
Federal Home Loan Bank and other borrowings	33,994	34,590	—	34,590	—
Junior subordinated notes	10,315	7,101	—	—	7,101
Interest rate swaps	575	575	—	575	—
Accrued interest payable	1,574	1,574	1,574	—	—
Off-balance-sheet items:
Standby letters of credit	192	192	—	—	192

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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. As of September 30, 2015 and December 31, 2014, the Corporation held $6.4 million and $10.4 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of September 30, 2015 and December 31, 2014, the Corporation held $5.9 million and $6.9 million, respectively, of brokered certificates of deposits.

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
At September 30, 2015, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was 27.1 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in March, 2016 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $1.0 million and are included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow the commercial borrower to set off amounts due against the related commercial loan. As of September 30, 2015, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At September 30, 2015, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also 27.1 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March, 2016 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $1.0 million, included in accrued interest payable and other liabilities as of September 30, 2015. The gross amount of dealer counterparty swaps was also $1.0 million as no right of offset existed with the dealer counterparty swaps as of September 30, 2015.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of September 30, 2015 and December 31, 2014.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2015	Accrued interest receivable and other assets	$1,040	Accrued interest payable and other liabilities	$1,040
December 31, 2014	Accrued interest receivable and other assets	$575	Accrued interest payable and other liabilities	$575

No derivative instruments held by the Corporation for the nine months ended September 30, 2015 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the nine months ended September 30, 2015 and 2014 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total, common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of September 30, 2015, that the Corporation and the Banks met all applicable capital adequacy requirements.

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

The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2015 and December 31, 2014, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2015
Total capital
(to risk-weighted assets)
Consolidated	$184,772	11.29%	$130,895	8.00%	N/A	N/A
First Business Bank	139,794	11.54	96,892	8.00	$121,115	10.00%
First Business Bank — Milwaukee	20,690	12.74	12,989	8.00	16,236	10.00
Alterra Bank	29,115	11.02	21,127	8.00	26,409	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$146,487	8.95%	$98,171	6.00%	N/A	N/A
First Business Bank	127,808	10.55	72,669	6.00	$96,892	8.00%
First Business Bank — Milwaukee	18,984	11.69	9,742	6.00	12,989	8.00
Alterra Bank	27,448	10.39	15,845	6.00	21,127	8.00
Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	$136,487	8.34%	$73,628	4.50%	N/A	N/A
First Business Bank	127,808	10.55	54,502	4.50	$106,352	6.50%
First Business Bank — Milwaukee	18,984	11.69	7,306	4.50	78,725	6.50
Alterra Bank	27,448	10.39	11,884	4.50	10,554	6.50
Tier 1 capital
(to average assets)
Consolidated	$146,487	8.59%	$5,459	4.00%	N/A	N/A
First Business Bank	127,808	10.60	5,112	4.00	$6,390	5.00%
First Business Bank — Milwaukee	18,984	7.78	759	4.00	949	5.00
Alterra Bank	27,448	9.90	1,098	4.00	1,372	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•	Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses and/or limit growth.

•	Increases in defaults by borrowers and other delinquencies could result in increases in our provision for losses on loans and related expenses.

•
Our inability to manage growth effectively, including the successful expansion of our customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

•	Fluctuations in interest rates and market prices could reduce our net interest margin and asset valuations and increase our expenses.

•
The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers' businesses.

•	System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs and other liabilities.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- and medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our commercial banking products and services includes commercial lending, SBA lending, asset-based lending, equipment financing, factoring, residential mortgage lending, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy incorporates local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions, such as credit, information technology, marketing, finance and accounting and human resources. We have a niche business-banking model and we consistently operate within this model to provide value-added financial solutions to our clients through the high touch service of our experienced staff.
The acquisition of Alterra in November 2014 introduced new banking products to First Business that have proven to be earnings catalysts, particularly lending under the Small Business Administration (SBA) lending program. Traditional SBA lending, while very profitable in the short-term, is a transactional banking strategy with limited recurring revenue. Since its inception in 2010, Alterra’s SBA lending strategy has been a full relationship client acquisition approach delivered through high touch service and experienced staff, much like the niche business-banking model First Business has employed since its inception. Our strategy is to obtain a client’s entire banking relationship upon delivery of SBA funding, including the businesses operating account and related treasury management services. In most cases we sell the guaranteed portion of the loan to the secondary market and retain the unguaranteed portion, which then earns between Prime + 2.00% and Prime + 2.75% depending on the creditworthiness of the client. In addition, Alterra collects SBA packaging and servicing fees, the latter of which is based on Alterra’s ongoing role in the servicing of the guaranteed portion of the loan sold. It is management’s belief that this relationship-focused SBA strategy drives earnings growth and creates franchise value in the long-term.
In the fourth quarter of 2015 we believe we will continue to build momentum organically, assisted by industry leading sales tools and driven by our experienced, client-centric business development staff. In-market deposit growth will remain a strategic focus as we continue to increase the number and volume of transaction accounts to support ongoing efforts to increase fee revenue associated with treasury management services. While we continue to invest for the future, our efficiency ratio will remain moderately higher than our 60% target. We believe timely investments in technology and people are imperative as we continue to drive operational efficiency to keep pace with our strategic growth trajectory.
Operational Highlights

•	Total assets increased to $1.744 billion as of September 30, 2015 compared to $1.629 billion as of December 31, 2014.

•
Net income for the three months ended September 30, 2015 was $4.4 million compared to net income of $3.6 million for the three months ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $12.4 million compared to net income of $10.4 million for the nine months ended September 30, 2014.

•
Diluted earnings per common share for the three months ended September 30, 2015 were $0.50 compared to diluted earnings per common share of $0.45 for the three months ended September 30, 2014. Diluted earnings per common share for the nine months ended September 30, 2015 were $1.43 compared to diluted earnings per common share of $1.31 for the nine months ended September 30, 2014.

•
Net interest margin increased by 17 basis points to 3.61% for the three months ended September 30, 2015 compared to 3.44% for the three months ended September 30, 2014. Net interest margin increased by 16 basis points to 3.67% for the nine months ended September 30, 2015 compared to 3.51% for the nine months ended September 30, 2014.

•
Top line revenue, the sum of net interest income and non-interest income, increased 39.7% to $18.7 million for the three months ended September 30, 2015 compared to $13.4 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, top line revenue increased 40.7% to $55.8 million as compared to $39.7 million for the nine months ended September 30, 2014.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 1.02% and 11.93%, respectively, for the three-month period ended September 30, 2015, compared to 1.06% and 12.10%, respectively, for the same time period in 2014. ROAA and ROAE were 0.98% and 11.55%, respectively, for the nine-month period ended September 30, 2015, compared to 1.07% and 12.13%, respectively, for the same time period in 2014.

•
Our efficiency ratio was 64.8% for the three months end September 30, 2015, compared to 60.1% for the three months ended September 30, 2014. For the nine months ended September 30, 2015 our efficiency ratio was 64.2%, compared to 59.6% for the same time period in 2014.

•	Our effective tax rate was 33.2% and 35.1% for the nine months ended September 30, 2015 and 2014, respectively.

•
Our provision for loan and lease losses was $287,000 for the three months ended September 30, 2015 compared to a negative provision of $89,000 for the same period in the prior year. Provision for loan and lease losses was $1.5 million for the nine months ended September 30, 2015 compared to no provision for the comparable period of 2014.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.11% at September 30, 2015 compared to 1.12% at December 31, 2014.

•	Non-performing assets as a percentage of total assets was 0.65% at September 30, 2015 compared to 0.70% at December 31, 2014.

•	Non-accrual loans decreased by $85,000, or 0.9%, to $9.7 million at September 30, 2015 from $9.8 million at December 31, 2014.

Alterra Bank
During the third quarter of 2015, Alterra contributed $2.9 million in net interest income, including $385,000 related to the net accretion/amortization of purchase accounting adjustments, $1.5 million in non-interest income, $2.6 million in non-interest expense and $355,000 in loan loss provision, contributing a total of $1.5 million in pre-tax income to First Business's results. For the nine months ended September 30, 2015, Alterra produced $9.5 million in net interest income, including $2.2 million related to the net accretion/amortization of purchase accounting adjustments, $4.0 million in non-interest income, $7.3 million in non-interest expense and $1.5 million in loan loss provision, contributing a total of $4.7 million in pre-tax income to First Business's results.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue increased 39.7% and 40.7% for the three and nine months ended September 30, 2015, respectively, as compared to the same period in the prior year primarily due to the acquisition of Alterra, which was completed on November 1, 2014. The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in Thousands)
Net interest income	$14,610	$10,935	33.6%	$43,728	$32,535	34.4%
Non-interest income	4,102	2,459	66.8	12,076	7,138	69.2
Total top line revenue	$18,712	$13,394	39.7	$55,804	$39,673	40.7
Return on Average Assets and Return on Average Equity
ROAA for the three months ended September 30, 2015 decreased to 1.02% compared to 1.06% for the three months ended September 30, 2014. ROAA for the nine months ended September 30, 2015 was 0.98% compared to 1.07% for the nine months ended September 30, 2014. The decline in ROAA for both time periods presented was primarily due to the increase in total average assets exceeding the increase in net income primarily due to the acquisition of Alterra, as well as from elevated non-interest expenses as we continue to opportunistically invest to further build-out a scalable franchise. Total average assets for the three months ended September 30, 2015 increased 28.7% year over year while net income increased 23.3%. Total average assets for the nine months ended September 30, 2015 increased 30.3% year over year while net income increased 19.6%. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended September 30, 2015 was 11.93% compared to 12.10% for the three months ended September 30, 2014. ROAE for the nine months ended September 30, 2015 was 11.55% compared to 12.13% for the nine months ended September 30, 2014. The decline in ROAE in both time periods presented was primarily due to the growth of our average equity outpacing the improvement in our net income for the comparable periods which can be directly attributable to the acquisition of Alterra and the issuance of 720,162 shares of common stock on a post-split basis as a portion of consideration paid in the transaction, as well as from elevated non-interest expenses as we continue to opportunistically invest to further build-out a scalable franchise. We view return on average equity to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our credit costs.
Efficiency Ratio

Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of losses or gains on foreclosed properties and amortization of other intangible assets, if any, divided by top line revenue. We believe the efficiency ratio allows investors and analysts to better assess the Corporation’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain one-time and other discrete items. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Expense section below for discussion on the primary drivers of the year-over-year increase in the efficiency ratio.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Total non-interest expense	$11,984	$8,047	$35,690	$23,648
Less:
Net gain on foreclosed properties	(163)	(9)	(178)	(5)
Amortization of other intangible assets	18	—	55	—
Total operating expense	$12,129	$8,056	$35,813	$23,653
Net interest income	$14,610	$10,935	$43,728	$32,535
Total non-interest income	4,102	2,459	12,076	7,138
Top line revenue	$18,712	$13,394	$55,804	$39,673
Efficiency ratio	64.82%	60.15%	64.18%	59.62%

Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2015 compared to the same period of 2014. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2015 Compared to 2014			2015 Compared to 2014
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(225)	$2,514	$2,289	$(253)	$6,884	$6,631
Commercial and industrial loans(1)	79	1,893	1,972	594	5,610	6,204
Direct financing leases(1)	(1)	(22)	(23)	8	80	88
Consumer and other loans(1)	34	83	117	78	233	311
Total loans and leases receivable	(113)	4,468	4,355	427	12,807	13,234
Mortgage-related securities(2)	(88)	(26)	(114)	(301)	(11)	(312)
Other investment securities(3)	(1)	16	15	7	8	15
FHLB and FRB Stock	14	6	20	46	10	56
Short-term investments	(9)	(3)	(12)	(43)	83	40
Total net change in income on interest-earning assets	(197)	4,461	4,264	136	12,897	13,033
Interest-bearing liabilities
Transaction accounts	4	33	37	5	63	68
Money market accounts	61	141	202	164	574	738
Certificates of deposit	(32)	121	89	(94)	387	293
Wholesale deposits	(109)	161	52	(378)	315	(63)
Total deposits	(76)	456	380	(303)	1,339	1,036
FHLB advances	2	27	29	42	37	79
Other borrowings	(15)	195	180	(28)	752	724
Junior subordinated notes	—	—	—	1	—	1
Total net change in expense on interest-bearing liabilities	(89)	678	589	(288)	2,128	1,840
Net change in net interest income	$(108)	$3,783	$3,675	$424	$10,769	$11,193

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2015 and 2014. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2015			2014
	Average balance	Interest	Average yield/rate(4)	Average balance	Interest	Average yield/rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$856,488	$9,994	4.67%	$641,522	$7,705	4.80%
Commercial and industrial loans(1)	454,184	6,741	5.94	326,579	4,769	5.84
Direct financing leases(1)	28,352	328	4.63	30,278	351	4.64
Consumer and other loans(1)	23,647	260	4.40	15,696	143	3.64
Total loans and leases receivable(1)	1,362,671	17,323	5.09	1,014,075	12,968	5.12
Mortgage-related securities(2)	152,763	602	1.57	158,832	716	1.80
Other investment securities(3)	30,431	120	1.58	26,284	105	1.60
FHLB and FRB stock	3,175	22	2.69	1,349	2	0.57
Short-term investments	67,716	68	0.41	70,633	80	0.45
Total interest-earning assets	1,616,756	18,135	4.49	1,271,173	13,871	4.36
Non-interest-earning assets	100,863			63,485
Total assets	$1,717,619			$1,334,658
Interest-bearing liabilities
Transaction accounts	$138,489	84	0.24	$84,434	47	0.22
Money market accounts	587,063	829	0.56	484,402	627	0.52
Certificates of deposit	102,477	204	0.80	44,423	115	1.04
Wholesale deposits	466,516	1,668	1.43	422,618	1,616	1.53
Total interest-bearing deposits	1,294,545	2,785	0.86	1,035,877	2,405	0.93
FHLB advances	17,503	30	0.67	1,304	1	0.16
Other borrowings	25,154	430	6.84	13,806	250	7.24
Junior subordinated notes	10,315	280	10.86	10,315	280	10.86
Total interest-bearing liabilities	1,347,517	3,525	1.05	1,061,302	2,936	1.11
Non-interest-bearing demand deposit accounts	213,712			148,017
Other non-interest-bearing liabilities	9,520			7,908
Total liabilities	1,570,749			1,217,227
Stockholders’ equity	146,870			117,431
Total liabilities and stockholders’ equity	$1,717,619			$1,334,658
Net interest income		$14,610			$10,935
Interest rate spread			3.44%			3.25%
Net interest-earning assets	$269,239			$209,871
Net interest margin			3.61%			3.44%
Average interest-earning assets to average interest-bearing liabilities	119.98%			119.77%
Return on average assets	1.02			1.06
Return on average equity	11.93			12.10
Average equity to average assets	8.55			8.80
Non-interest expense to average assets	2.79			2.41

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2015 and 2014. The average balances are derived from average daily balances.

	For the Nine Months Ended September 30,
	2015			2014
	Average balance	Interest	Average yield/rate(4)	Average balance	Interest	Average yield/rate(4)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$832,042	$29,535	4.73%	$638,187	$22,904	4.79%
Commercial and industrial loans(1)	440,390	19,973	6.05%	316,209	13,769	5.81%
Direct financing leases(1)	30,229	1,053	4.64%	27,945	965	4.60%
Consumer and other loans(1)	24,213	767	4.22%	16,603	456	3.66%
Total loans and leases receivable(1)	1,326,874	51,328	5.16%	998,944	38,094	5.08%
Mortgage-related securities(2)	154,734	1,896	1.63%	155,488	2,208	1.89%
Other investment securities(3)	29,213	350	1.60%	28,556	335	1.56%
FHLB and FRB stock	2,902	60	2.74%	1,346	4	0.44%
Short-term investments	75,469	237	0.42%	50,768	197	0.52%
Total interest-earning assets	1,589,192	53,871	4.52%	1,235,102	40,838	4.41%
Non-interest-earning assets	96,889			59,104
Total assets	$1,686,081			$1,294,206
Interest-bearing liabilities
Transaction accounts	$117,242	205	0.23%	$81,039	137	0.23%
Money market	605,906	2,523	0.56%	465,708	1,785	0.51%
Certificates of deposit	112,602	643	0.76%	47,536	350	0.98%
Wholesale deposits	439,744	4,576	1.39%	410,757	4,639	1.51%
Total interest-bearing deposits	1,275,494	7,947	0.83%	1,005,040	6,911	0.92%
FHLB advances	16,569	85	0.68%	4,604	6	0.16%
Other borrowings	24,948	1,279	6.84%	10,297	555	7.19%
Junior subordinated notes	10,315	832	10.76%	10,315	831	10.76%
Total interest-bearing liabilities	1,327,326	10,143	1.02%	1,030,256	8,303	1.07%
Non-interest-bearing demand deposit accounts	206,547			142,302
Other non-interest-bearing liabilities	8,646			7,406
Total liabilities	1,542,519			1,179,964
Stockholders’ equity	143,562			114,242
Total liabilities and stockholders’ equity	$1,686,081			$1,294,206
Net interest income		$43,728			$32,535
Interest rate spread			3.50%			3.34%
Net interest-earning assets	$261,866			$204,846
Net interest margin			3.67%			3.51%
Average interest-earning assets to average interest-bearing liabilities	119.73%			119.88%
Return on average assets	0.98			1.07
Return on average equity	11.55			12.13
Average equity to average assets	8.51			8.83
Non-interest expense to average assets	2.82			2.44

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

Comparison of Net Interest Income for the Three Months Ended September 30, 2015 and 2014
Net interest income increased $3.7 million, or 33.6%, during the three months ended September 30, 2015 compared to the same period in 2014. The increase in net interest income was primarily attributable to the addition of Alterra and the corresponding favorable volume variance on the loan and the lease portfolio, partially offset by an overall unfavorable variance on interest-bearing liabilities.
The yield on average earning assets for the three months ended September 30, 2015 was 4.49% compared to 4.36% for the three months ended September 30, 2014. The increase in the yield was volume driven primarily attributable to the addition of the Alterra loan portfolio at yields greater than that of the Wisconsin-based portfolio combined with the accretion related to purchase accounting adjustments on the Alterra loan portfolio. This benefit was partially offset by a 23 basis point decrease in the yield on average mortgage-related securities.
The overall weighted average rate paid on interest-bearing liabilities was 1.05% for the three months ended September 30, 2015, a decrease of 6 basis points from 1.11% for the three months ended September 30, 2014. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by a decrease in rate paid on our wholesale deposits as well as our in-market certificates of deposit. This decrease was partially offset by an unfavorable rate and volume variance on money market accounts and by the addition of other borrowings resulting from the $15.0 million of subordinated debt issued on August 26, 2014 and $9.0 million of FHLB advances assumed in the Alterra acquisition both at rates that are significantly higher than our average cost of funds.
The weighted average rate paid on our interest-bearing deposits was 0.86% for the three months ended September 30, 2015, a decrease of 7 basis points from 0.93% for the three months ended September 30, 2014. The decrease in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing wholesale deposits with in-market deposit relationships at lower current rates. The current low rate environment combined with the maturity structure of our wholesale deposits continues to provide us the opportunity to manage our liability structure in both term and rate to deliver an enhanced net interest margin. Further, the addition of Alterra in-market deposits combined with the continued success of attracting in-market deposits in our Wisconsin-based markets contributed to the overall decline in our cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 36.8% to $1.042 billion for the three months ended September 30, 2015 from $761.3 million for the three months ended September 30, 2014 primarily attributable to the acquisition of Alterra.
Net interest margin increased 17 basis points to 3.61% for the three months ended September 30, 2015 compared to 3.44% for the three months ended September 30, 2014. Net accretion/amortization on the Alterra purchase accounting adjustments of $385,000 combined with the addition of the Alterra loan portfolio at yields greater than that of the Wisconsin-based portfolio drove a favorable impact of 21 basis points in net interest margin. While management expects the net accretion/amortization to trend lower, it may be volatile due to the uncertain nature of loan prepayments. In addition, the changing mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately seven basis points, offsetting the eight basis point decrease related to the declining yield on our investment portfolio. Other factors, primarily the issuance of $15.0 million of subordinated debt on August 26, 2014, negatively influenced the net interest margin by three basis points in the aggregate.
Comparison of Net Interest Income for the Nine Months Ended September 30, 2015 and 2014
Net interest income increased $11.2 million, or 34.4%, during the nine months ended September 30, 2015 compared to the same period in 2014. The increase in net interest income was primarily attributable to the addition of Alterra and the corresponding favorable rate and volume variances on the loan and the lease portfolio, partially offset by an overall unfavorable variance on interest-bearing liabilities.
The yield on average earning assets for the nine months ended September 30, 2015 was 4.52% compared to 4.41% for the nine months ended September 30, 2014. The reasons for the increase in the yield on average earning assets are consistent with explanations provided for the third quarter results discussed above.
The overall weighted average rate paid on interest-bearing liabilities was 1.02% for the nine months ended September 30, 2015, a decrease of five basis points from 1.07% for the nine months ended September 30, 2014. The reasons for the decrease in the overall weighted average rate paid on interest-bearing liabilities are consistent with explanations provided for the third quarter results discussed above.
Net interest margin increased 16 basis points to 3.67% for the nine months ended September 30, 2015 compared to 3.51% for the nine months ended September 30, 2014. Net accretion/amortization on the Alterra purchase accounting adjustments of $1.8 million combined with the addition of the Alterra loan portfolio at yields greater than that of the Wisconsin-based portfolio contributed a favorable 19 basis points in net interest margin. In addition, the changing mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately eight basis points, offsetting the nine basis point decrease related to the declining yield on our investment portfolio. Other factors, primarily the issuance of the subordinated debt, negatively influenced the net interest margin by two basis points in the aggregate.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded and the amount of reserves established for impaired loans that present collateral shortfall positions.
We recorded provision expense of $287,000 and negative provision of $89,000 for the three months ended September 30, 2015 and 2014, respectively. Our provision expense was $1.5 million for the nine months ended September 30, 2015 compared to no provision for the comparable period of 2014. Provision for the three and nine months ended September 30, 2015 primarily reflects additions commensurate with loan growth, partially offset by a reduction of the loss factors applied in calculating the probable losses within the loan and lease portfolio for which a reserve should be established, primarily due to improving macro and microeconomic factors.
During the three and nine months ended September 30, 2015 and 2014, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Components of the provision for loan and lease losses:
Net additions of specific reserves on impaired loans	$101	$(196)	$353	$9
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes	(211)	(350)	(904)	(852)
Charge-offs in excess of specific reserves	22	2	370	2
Recoveries	(11)	(6)	(85)	(32)
Change in inherent risk of the loan and lease portfolio	386	461	1,757	873
Total provision for loan and lease losses	$287	$(89)	$1,491	$—

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

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended September 30, 2015 and 2014
Non-interest income increased $1.6 million, or 66.8%, to $4.1 million for the three months ended September 30, 2015, from $2.5 million for the three months ended September 30, 2014. The increase was primarily due to additional fee income related to the acquisition of Alterra, specifically gains from the sale of SBA loans and residential mortgage loans, and increased fees earned for trust and investment services.
Trust and investment services fee income increased by $114,000, or 10.0%, to $1.3 million for the three months ended September 30, 2015 from $1.1 million for the three months ended September 30, 2014, despite negative market volatility affecting overall asset values during the third quarter of 2015. This increase was primarily driven by the amount of assets under management and administration as well as the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. At September 30, 2015, we had $791.2 million of trust assets under management compared to $773.2 million at December 31, 2014 and $741.2 million at September 30, 2014. Assets under administration were $187.5 million at September 30, 2015 compared to $186.5 million at December 31, 2014 and $186.2 million at September 30, 2014.
Gain on sale of loans for the three months ended September 30, 2015 totaled $1.2 million, an increase of $1.2 million from the same period in 2014, attributable to $244,000 from the sale of the residential real estate loans originated in our Kansas City market and $927,000 from the sale of the guaranteed portion of SBA loans originated in our Kansas City and Wisconsin markets.
Comparison of Non-Interest Income for the Nine Months Ended September 30, 2015 and 2014
Non-interest income increased $4.9 million, or 69.2%, to $12.1 million for the nine months ended September 30, 2015, from $7.1 million for the nine months ended September 30, 2014. The increase was primarily due to increased fees earned for trust and investment services and the additional fee income related to the acquisition of Alterra, specifically gains from the sale of SBA loans and residential mortgage loans.
Trust and investment services fee income increased by $422,000, or 12.7%, to $3.7 million for the nine months ended September 30, 2015 from $3.3 million for the nine months ended September 30, 2014, despite negative market volatility affecting overall asset values during the third quarter of 2015. Consistent with the third quarter results discussed above, trust and investment services fee income was primarily driven by the amount of assets under management as market values continue to increase. Assets under management can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets, which will therefore influence the level of fee income recognized.
Services charges on deposits increased by $307,000, or 17.2%, to $2.1 million for the nine months ended September 30, 2015, compared to $1.8 million for the nine months ended September 30, 2014. The increase in services charges on deposits was due to the acquisition of Alterra in addition to the increase in transaction accounts in our Wisconsin markets.
Loan fees increased by $331,000, or 28.6%, to $1.5 million for the nine months ended September 30, 2015, compared to $1,156,000 for the nine months ended September 30, 2014. The increase in loan fees was primarily due to the acquisition of Alterra and the related increase in fee income from our SBA business line.
Gain on sale of loans and leases for the nine months ended September 30, 2015 totaled $2.9 million, an increase of $2.9 million from the same period in 2014. Consistent with the third quarter results discussed above, the increase in gain on sale of loans and leases was attributable to $614,000 from the sale of the residential real estate loans originated in our Kansas City market and $2.3 million from the sale of the guaranteed portion of SBA loans originated in our Kansas City and Wisconsin markets.
Other non-interest income increased by $814,000 to $994,000 for the nine months ended September 30, 2015, compared to $180,000 for the nine months ended September 30, 2014. The increase in other income was primarily due to gains recognized on the termination of leased assets, income recognized from our investment in various Community Development Entities and the unwinding of the reserve for unfunded commitments resulting from the fair value purchase accounting adjustments associated with the Alterra transaction. For the nine months ended September 30, 2015, we have recognized $447,000 in non-interest income due to the unwinding of the reserve. The remaining reserve for unfunded commitments was $50,000 as of September 30, 2015. Should the commitment be withdrawn for any reason or become fully funded prior to maturity, we will accelerate the remaining liability accordingly.

Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended September 30, 2015 and 2014
Non-interest expense increased by $3.9 million, or 48.9%, to $12.0 million for the three months ended September 30, 2015 from $8.0 million for the comparable period of 2014. The acquisition of Alterra was the primary driver for the increase in all non-interest expense categories. Compensation, professional fees and marketing expenses comprise the majority of the overall increase.
Compensation expense increased by $2.1 million, or 41.0%, to $7.3 million for the three months ended September 30, 2015 from $5.2 million for the three months ended September 30, 2014. In addition to the increase related to Alterra, the overall increase reflects growth in compensation costs related to annual merit increases, employee benefit costs and incentive compensation accruals on a larger base of employees than in the comparative period of the prior year. Full time equivalent employees as of September 30, 2015 were 236, up 45.7% from 162 at September 30, 2014. Most of the increase was the result of the Alterra acquisition. Excluding Alterra, full time equivalent employees as of September 30, 2015 increased by 18 compared to September 30, 2014. We expect to continue investing in talent to support our strategic growth efforts, both in the form of additional business development and operational staff.
Professional fees expense increased by $594,000, or 88.1%, to $1.3 million for the three months ended September 30, 2015 from $674,000 for the three months ended September 30, 2014. In addition to the increase related to Alterra, the overall increase primarily reflects our ongoing strategy to invest in technology-based corporate initiatives that will drive operational efficiency. For the quarter ended September 30, 2015, professional fees specifically related to information technology (“IT”) projects increased $259,000. In addition, fees paid to other outside service providers increased $218,000 primarily due to temp-to-hire employees required to support our strategic IT initiatives while fees paid to our external auditors increased by $65,000 primarily resulting from additional services due to the inclusion of Alterra. The largest remaining item in the variance was an increase in recruiting expenses related to our ongoing investment in attracting talent, offset by a decrease in merger-related costs of $104,000.
Marketing expense increased by $284,000, or 69.4%, to $693,000 for the three months ended September 30, 2015 from $409,000 for the three months ended September 30, 2014. The addition of Alterra and related expansion of our marketing efforts into new geographic regions was the primary driver for the increase.
Comparison of Non-Interest Expense for the Nine Months Ended September 30, 2015 and 2014
Non-interest expense increased by $12.0 million, or 50.9%, to $35.7 million for the nine months ended September 30, 2015 from $23.6 million for the comparable period of 2014. The acquisition of Alterra was the primary driver for the increase in all non-interest expense categories. Compensation, professional fees and marketing expenses comprise the majority of the overall increase.
Compensation expense increased by $6.6 million, or 44.1%, to $21.6 million for the nine months ended September 30, 2015 from $15.0 million for the nine months ended September 30, 2014. The reasons for the increase in compensation expense are consistent with explanations provided for the second quarter results discussed above.
Professional fees expense increased by $1.6 million, or 71.4%, to $3.8 million for the nine months ended September 30, 2015 from $2.2 million for the nine months ended September 30, 2014. Consistent with the third quarter results discussed above, professional fees specifically related to IT projects increased $696,000. In addition, fees paid to other outside service providers increased $506,000 primarily due to temp-to-hire employees required to support our strategic IT initiatives while fees paid to our external auditors increased by $211,000 primarily resulting from additional services due to the inclusion of Alterra. The largest item in the remaining variance is an increase in recruiting expenses related to our search for a new Chief Financial Officer and our ongoing investment in attracting talent, partially offset by a decrease in merger-related costs of $321,000.
Marketing expense increased by $916,000, or 81.8%, to $2.0 million for the nine months ended September 30, 2015 from $1.1 million for the nine months ended September 30, 2014. The addition of Alterra and related expansion of our marketing efforts into new geographic regions was the primary driver for the increase.

Income Taxes
Income tax expense was $6.2 million for the nine months ended September 30, 2015, with an effective tax rate of 33.2%, compared to income tax expense of $5.6 million for the nine months ended September 30, 2014, with an effective tax rate of 35.1%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Nine Months Ended September 30,
	2015	2014
Statutory federal tax rate	34.4%	34.4%
State taxes, net of federal benefit	4.6	4.7
FIN 48 expense, net of federal benefit	—	—
Bank owned life insurance	(1.3)	(1.3)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.4)	(3.4)
Federal new market tax credit	(1.0)	—
Non-deductible transaction costs	—	0.6
Discrete items	(0.7)	(0.3)
Other	0.6	0.4
	33.3%	35.1%
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

Financial Condition
General
Our total assets increased by $114.8 million, or 7.0%, to $1.744 billion as of September 30, 2015 compared to $1.629 billion at December 31, 2014. The increase in total assets was primarily driven by growth in our loan and lease portfolio.
Short-term investments
Short-term investments increased by $17.2 million, or 19.4%, to $105.5 million at September 30, 2015 from $88.4 million at December 31, 2014. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. As of September 30, 2015, our total investment in commercial paper, which is also considered a short-term investment, was $6.4 million as compared to $10.4 million at December 31, 2014. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are usually sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $4.2 million to $182.1 million at September 30, 2015 compared to $186.3 million at December 31, 2014. During the nine months ended September 30, 2015, we recognized unrealized holding gains of $298,000 before income taxes through other comprehensive income. As of September 30, 2015, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 3.01 years. Generally, our investment philosophy remains unchanged from our statements made in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2015. There were no sales of securities during the three and nine months ended September 30, 2015.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $96.7 million, or 7.6%, to $1.362 billion at September 30, 2015 from $1.265 billion at December 31, 2014 primarily due to successful business development efforts in our commercial and industrial (C&I) and commercial real estate (CRE) portfolios. We continue to have a concentration in CRE, as CRE loans represent approximately 64% of our total loans as of September 30, 2015. Over the past year we have generally seen a stabilization in the concentration level as we continue to direct our efforts toward growing our C&I portfolio. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Our C&I portfolio increased $33.7 million, or 8.1%, to $450.3 million at September 30, 2015 from $416.7 million at December 31, 2014 while our CRE portfolio increased by $67.5 million, or 8.3%, to $879.3 million at September 30, 2015 from $811.8 million at December 31, 2014. We believe loan growth relative to prior years reflects improvement in economic activity within our markets, the ability of our existing business development staff to capture market share from the competition and from the addition of new business development staff across our footprint throughout 2015. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
Non-performing loans decreased $85,000, or 0.9%, to $9.7 million, compared to $9.8 million at December 31, 2014. The Company's non-performing loans as a percentage of total gross loans and leases measured 0.70% and 0.76% at June 30, 2015 and December 31, 2014, respectively. Likewise, the ratio of non-performing assets to total assets decreased to 0.65% at June 30, 2015, compared to 0.70% at December 31, 2014. We do not expect any material changes in non-accrual loans as a percentage of gross loans and leases; however, we may experience some volatility from time to time. Please refer to Asset Quality for additional information.
Deposits
As of September 30, 2015, deposits increased by $101.1 million to $1.539 billion from $1.438 billion at December 31, 2014. The increase in deposits was primarily due to an increase in the level of in-market deposits, specifically transaction accounts, which increased by $69.8 million to $378.3 million at September 30, 2015 from $308.5 million at December 31, 2014. The remainder of the increase from the prior year end was principally due to the increase in wholesale deposits as we continue to strategically use brokered certificates of deposit to mitigate interest rate risk when funding long-term fixed rate loans. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. Our Banks’ in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total year-to-date average deposits, approximately $1.042 billion, or 70.3%, were considered in-market deposits for the nine months ended September 30, 2015. This compares to in-market deposits of $736.6 million, or 64.2%, for the year-to-date average at September 30, 2014.
The Corporation’s operating range of ending wholesale deposits to ending total deposits is 30%-40%. As of September 30, 2015, the ratio of ending wholesale deposits to ending total deposits was 31.0%. We will continue to use wholesale deposits in specific maturity periods needed, typically three to five years, to effectively mitigate interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of wholesale deposits. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of wholesale deposits.

FHLB Advances and Other Borrowings
As of September 30, 2015, FHLB advances and other borrowings increased by $2.4 million, or 6.9%, to $36.4 million from $34.0 million at December 31, 2014. The primary reason for the increase in borrowings was due to a $2.0 million draw on our third party secured line of credit which was used for general operations and other temporary cash flow mismatches.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$1,154	$500
Commercial real estate - non-owner occupied	273	286
Construction and land development	4,366	4,932
Multi-family	6	17
1-4 family	1,496	690
Total non-accrual commercial real estate	7,295	6,425
Commercial and industrial	1,401	2,318
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	341	329
Other	670	720
Total non-accrual consumer and other loans	1,011	1,049
Total non-accrual loans and leases	9,707	9,792
Performing troubled debt restructurings	7,852	2,003
Total impaired loans and leases	17,559	11,795
Foreclosed properties, net	1,632	1,693
Total impaired assets	$19,191	$13,488

Total non-accrual loans and leases to gross loans and leases	0.70%	0.76%
Total non-performing assets to total loans and leases plus other real estate owned	0.82	0.89
Total non-performing assets to total assets	0.65	0.70
Allowance for loan and lease losses to gross loans and leases	1.11	1.12
Allowance for loan and lease losses to non-accrual loans and leases	158.22	146.33
As of September 30, 2015 and December 31, 2014, $6.8 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively.

A summary of our non-accrual loan and lease activity from December 31, 2014 through September 30, 2015 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$9,792
Loans and leases transferred to non-accrual status	8,956
Accretion of the fair value discount on purchased credit impaired loans	28
Non-accrual loans and leases returned to accrual status	(6,245)
Non-accrual loans and leases transferred to foreclosed properties	(289)
Non-accrual loans and leases partially or fully charged-off	(546)
Cash received and applied to principal of non-accrual loans and leases	(1,989)
Non-accrual loans and leases as of the end of the period	$9,707
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of September 30, 2015, non-performing assets as a percentage of total assets decreased to 0.65% from 0.70% at December 31, 2014. The decrease in non-performing assets is primarily due to cash collections on previously identified impaired loans and various partial charge-offs.

We also monitor early stage delinquencies to assist in the identification of potential future problems. As of September 30, 2015, the payment performance did not point to any new areas of concern, as approximately 99.7% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established credit quality indicator categories. We are generally seeing positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While overall asset quality has improved, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We generally work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks. Given our current low level of non-accrual loans, any meaningful improvement in reducing this balance further will likely be at a slower pace than what has been accomplished over the last several years. We expect to demonstrate an overall declining trend of non-accrual loan balances; however, we may experience some volatility in this trend from time to time.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2015	2014	2014
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$15,657	$15,347	$11,270
Impaired loans and leases with impairment reserves required	1,903	1,046	525
Total impaired loans and leases	17,560	16,393	11,795
Less:
Impairment reserve (included in allowance for loan and lease losses)	560	411	290
Net impaired loans and leases	$17,000	$15,982	$11,505
Average impaired loans and leases	$12,947	$14,940	$14,474
Foregone interest income attributable to impaired loans and leases	$453	$657	$870
Less: Interest income recognized on impaired loans and leases	12	311	740
Net foregone interest income on impaired loans and leases	$441	$346	$130
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2014	$1,693
Loans transferred to foreclosed properties	289
Proceeds from sale of foreclosed properties	(528)
Net gain on sale of foreclosed properties	207
Impairment valuation	(29)
Foreclosed properties as of September 30, 2015	$1,632
Allowance for loan and lease losses.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.11% as of September 30, 2015 and 1.12% as of December 31, 2014. During the nine months ended September 30, 2015, we recorded net charge-offs on impaired loans and leases of approximately $461,000, comprised of $546,000 of charge-offs and $85,000 of recoveries. During the nine months ended September 30, 2014, we recorded net recoveries on impaired loans and leases of approximately $29,000, comprised of $2,000 of charge-offs and $31,000 of recoveries.
While charge-offs have been relatively low in recent periods, we will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $15.4 million, or 1.11% of total loans and leases, was appropriate as of September 30, 2015. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

As of September 30, 2015 and December 31, 2014, our allowance for loan and lease losses to total non-accrual loans and leases was 158.22% and 146.33%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. In general, as asset quality remains strong, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio to rise. If we identify additional impaired loans which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2015.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Allowance at beginning of period	$15,199	$14,015	$14,329	$13,901
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	(3)	—	(94)	—
Commercial and industrial	(135)	—	(448)	—
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	—	—	—
Other	—	(2)	(4)	(2)
Total charge-offs	(138)	(2)	(546)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	8
Commercial real estate — non-owner occupied	—	—	—	4
Construction and land development	8	—	69	—
Multi-family	—	—	—	—
1-4 family	2	3	6	8
Commercial and industrial	—	—	6	1
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	1	3	3	10
Other	—	—	1	—
Total recoveries	11	6	85	31
Net (charge-offs) recoveries	(127)	4	(461)	29
Provision for loan and lease losses	287	(89)	1,491	—
Allowance at end of period	$15,359	$13,930	$15,359	$13,930
Annualized net charge-offs as a % of average gross loans and leases	(0.04)%	—%	(0.05)%	—%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2015 were the interest payments due on subordinated and junior subordinated notes. FBB has declared and paid $4.0 million in dividends through September 30, 2015. During the year ended December 31, 2014, FBB declared and paid dividends totaling $8.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of September 30, 2015 and December 31, 2014, our immediate on-balance-sheet liquidity was $334.7 million and $290.8 million, respectively. At September 30, 2015 and December 31, 2014, the Banks had $93.1 million and $70.5 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $476.6 million of outstanding wholesale deposits at September 30, 2015, compared to $427.3 million of wholesale deposits as of December 31, 2014, which represented 31.0% and 29.7%, respectively, of the ending balance of total deposits. While we are committed to our continued efforts to raise in-market deposits and maintain our overall mix of wholesale deposits and in-market deposits, wholesale deposits continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single-service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits. The Banks limit the percentage of wholesale deposits to total deposits in accordance with liquidity policies approved by their respective Boards of Directors. The Corporation’s overall operating range of wholesale deposits to total deposits is 30%-40%. The Banks were in compliance with their respective policy limits as of September 30, 2015 and December 31, 2014.
The Banks were able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the nine-month period ended September 30, 2015. In the event there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2015, the available liquidity was in excess of the stated policy minimum. As on-balance-sheet liquidity is utilized to fund growth, asset quality remains stable and the ratio of in-market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of wholesale deposits in the event of a disruption in the wholesale market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the nine months ended September 30, 2015, operating activities resulted in a net cash inflow of $12.1 million. Operating cash flows included net income of $12.4 million. Net cash used in investing activities for the nine months ended September 30, 2015 was approximately $93.5 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $100.8 million primarily from net increases in deposits and the use of our unsecured senior line of credit for general operations and other temporary cash flow mismatches. Please refer to the Consolidated Statements of Cash Flows for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of September 30, 2015, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2015 has not changed materially since December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	$—
August 1, 2015 - August 31, 2015	11,285	$43.95	—	$—
September 1, 2015 - September 30, 2015	—	$—	—	$—
Total	11,285	$—	—	$—

(1)	The shares in this column represent the shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 30, 2015	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 30, 2015	/s/ James F. Ropella
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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Unaudited Consolidated Financial Statements