Form 10-K
period 2015-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2016-03-11
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $203.2 million.

As of March 3, 2016, 8,700,172 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2016 are incorporated by reference into Part III hereof.

1

2

PART I.

Item 1. Business

BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and engaged in the commercial banking business through its three wholly-owned bank subsidiaries, First Business Bank (“FBB”), headquartered in Madison, Wisconsin, First Business Bank-Milwaukee (“FBB-Milwaukee”), headquartered in Brookfield, Wisconsin, and Alterra Bank (“Alterra”), headquartered in Leawood, Kansas (together with FBB and FBB-Milwaukee, collectively referred to as the “Banks”). All of our operations are conducted through the Banks and certain subsidiaries of FBB. The Banks operate as business banks delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Banks generally target businesses with annual sales between $2.0 million and $75.0 million. Our business banking focus does not rely on an extensive branch network to attract retail clients; therefore, to supplement the business banking deposit base, the Banks utilize a wholesale funding strategy to fund a portion of their assets. As of December 31, 2015, on a consolidated basis, we had total assets of $1.783 billion, total gross loans and leases of $1.435 billion, total deposits of $1.577 billion and total stockholders’ equity of $150.8 million.

Our Business Lines

Commercial Lending

We strive to meet the specific commercial lending needs of small to medium sized companies in our target markets of Wisconsin, Kansas and Missouri, primarily through lines of credit and term loans to businesses with annual sales between $2.0 million and $75.0 million. Through FBB, we have a significant presence in Madison and its surrounding areas. In 2000, we opened FBB-Milwaukee to take advantage of the strong commercial base located in Milwaukee and the surrounding communities. In 2006, FBB opened a loan production office in Appleton to take advantage of the commercial environment in Northeast Wisconsin. Subsequently, FBB opened additional loan production offices in Oshkosh, Green Bay and Manitowoc. In 2014, FBB-Milwaukee opened a loan production office in Kenosha, further expanding within the southeastern area of Wisconsin. Also in 2014, we acquired Aslin Group, Inc. and its bank subsidiary Alterra to add an established business focused team serving similar sized businesses in the Kansas City metropolitan area.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables and equipment. We also originate loans secured by commercial real estate, including owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2015, our commercial real estate and commercial loans, excluding asset-based lending and equipment financing, represented approximately 82.8% of our total gross loans and leases receivable.
Asset-Based Financing
First Business Capital Corp. (“FBCC”), a wholly-owned subsidiary of FBB, provides asset-based lending to small to medium sized companies. With its sales offices located in several states, FBCC serves clients nationwide.
FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions (e.g., leveraged or management buyouts), capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, FBCC is positioned to provide cost-effective financing solutions to companies with annual sales between $2.0 million and $75.0 million who do not have the established stable cash flows necessary to qualify for traditional commercial lending products. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2015, our asset-based lending business line represented 11.3% of our total gross loans and leases receivable.
First Business Factors (“FBF”), a division of FBCC, provides funding to clients by purchasing accounts receivable on a full recourse basis. FBF provides competitive rates to clients starting up, seeking growth and needing cash flow support, or who are experiencing financial issues. Similar to asset-based lending, factoring typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. We believe we will continue to grow this business line in the future. FBF is headquartered in Chicago, Illinois and with its sales offices located in several states is able to serve clients nationwide. As of December 31, 2015, our factored receivable financing business line represented approximately 1% of our total gross loans and leases receivable.
Equipment Financing
First Business Equipment Finance, LLC (“FBEF”), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including leases and loans, to address the financing needs of commercial clients in a variety of industries. FBEF’s focus includes manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. These financings generally range between $500,000 and $7.5 million with terms of 36 to 84 months. We believe we will continue to grow this business line primarily through our existing offices in Wisconsin. As of December 31, 2015, our equipment financing business line represented approximately 3.3% of our total gross loans and leases receivable.
Small Business Administration (“SBA”) Lending
The SBA guarantees loans originated by lenders to small business borrowers who meet its program eligibility and underwriting guidelines. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored and serviced according to the SBA’s Standard Operating Procedures. Generally, the SBA provides a guaranty to the lender ranging from 50% to 90% of principal and interest as an inducement to the lender to originate the loan.

The majority of our SBA loans are originated using the 7(a) term loan program. This program typically provides a guaranty of 75% of principal and interest. In the event of default on the loan, the bank may request that the SBA purchase the guaranteed portion of the loan for an amount equal to outstanding principal plus accrued interest. In addition, the SBA will share on a pro-rata basis in the costs of collection as well as the proceeds of liquidation.

Alterra is an active participant in the SBA’s Preferred Lender Program (“PLP”). The PLP is part of the SBA's effort to streamline the procedures necessary to provide financial assistance to the small business community. Under this program, the SBA delegates the final credit decision and most servicing and liquidation authority and responsibility to carefully selected PLP lenders. We leverage this expertise and capacity centralized at Alterra to package, underwrite, process, service, and liquidate, if necessary, all SBA loans throughout the Corporation’s other locations. We believe our ability to reduce the processing time to originate a loan with the SBA creates a competitive advantage in the markets we serve. Since 2012, Alterra has ranked first among all SBA lenders in the Kansas City SBA district measured by loan volume according to data published by the SBA.
SBA lending is designed to generate new business opportunities for the Banks by meeting the needs of clients whose borrowing needs cannot be met with conventional loans. We earn income from the note rate of interest, generally a variable rate, and by gathering deposits from and providing other services to these clients. In addition, our SBA strategy generates significant non-interest income from two primary sources. First, we typically sell the guaranteed portion of the SBA loans to aggregators who securitize the assets for sale in the secondary market and receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset. Whereas past practice has been to sell the guaranteed portion of every SBA loan, our future practice will be to evaluate a variety of factors before making the decision to sell or retain the guaranteed portion of each SBA loan we originate.

Treasury Management Services

The Banks provide comprehensive services for commercial clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, cash vault services, fraud protection, information reporting, reconciliation and data integration solutions. For our clients involved in international trade, the Banks offer international payment services, foreign exchange and trade letters of credit. The Banks also offer a variety of deposit accounts and balance optimization solutions. As we continue to seek to diversify our income and increase our non-interest income, we have focused on increasing sales of these services and have emphasized these offerings with new and existing business clients.

Trust and Investment Services

FBB, through its First Business Trust & Investments (“FBTI”) division, acts as fiduciary and investment manager for individual and corporate clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBTI has full fiduciary powers and offers trust, estate, financial planning and investment services, acting in a trustee or agent capacity as well as Employee Benefit/Retirement Plan services. FBTI also provides brokerage and custody-only services, for which it administers and safeguards assets, but does not provide investment advice. At December 31, 2015, FBTI had $1.021 billion of assets under management and administration.

Competition

The Banks encounter strong competition across all of our lines of business. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. Furthermore, credit unions exempt from income taxes operate in the Banks’ markets and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources than the Banks. We believe the experience, expertise and responsiveness of our banking professionals and our focus on fostering long-lasting relationships sets us apart from our competitors.

Employees

At December 31, 2015, we had 258 employees equating to approximately 242 full-time equivalent employees. None of our employees are represented by a union or subject to a collective bargaining agreement.

Our Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small to medium sized businesses located in Madison, Wisconsin and the surrounding area. FBB’s business lines include commercial loans, commercial real estate loans, equipment loans and leases and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB also offers trust and investment services through FBTI, a division of FBB. FBB has four loan production offices in the Northeast Region of Wisconsin serving Appleton, Oshkosh, Green Bay and Manitowoc and their surrounding areas.

FBB has five wholly-owned subsidiaries:

•
FBCC is an asset-based lending company specializing in providing lines of credit, factored receivable financing and term loans secured by accounts receivable, inventory, equipment and real estate assets, primarily to manufacturers and wholesale distribution companies located throughout the country, with a concentration in the Midwest. FBCC was established in 1995 and has sales offices in several states.

•
FBEF is a commercial equipment finance company offering a full array of finance and leasing options to commercial clients of which the largest percentage are currently located in Wisconsin. It offers new and replacement equipment loans and leases, debt restructuring, consolidation and sale-lease-back transactions through its primary banking locations in Wisconsin. FBEF was established in 1998.

•
Rimrock Road Investment Fund, LLC (“Rimrock”), established in 2009 and formerly known as FBB Real Estate, LLC, is a limited liability company originally established for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits.

•
BOC Investment, LLC (“BOC”), is a limited liability company established for the purpose of capturing federal historic tax credits to reduce the cost of borrowing for a FBB client engaged in rehabilitating a historic building in Madison, Wisconsin. BOC was established in 2015.

•
First Madison Investment Corp. (“FMIC”) is located in and formed under the laws of the state of Nevada, and was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC was established in 1993.

As of December 31, 2015, FBB had total gross loans and leases of $1.036 billion, total deposits of $1.124 billion and total stockholders’ equity of $128.7 million.

First Business Bank-Milwaukee

FBB-Milwaukee is a state bank chartered in 2000 in Wisconsin. We formed FBB-Milwaukee to focus on commercial banking in the greater Milwaukee market. Like FBB, FBB-Milwaukee’s business lines include commercial loans, commercial real estate loans and treasury management services for similar sized businesses as those served by FBB. FBB-Milwaukee offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB-Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB-Milwaukee has one loan production office in Kenosha, Wisconsin and one wholly-owned subsidiary, FBB-Milwaukee Real Estate, LLC (“FBBMRE”), which is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings.

As of December 31, 2015, FBB-Milwaukee had total gross loans of $144.9 million, total deposits of $236.9 million and total stockholders’ equity of $19.2 million.

Alterra Bank

Alterra is a state bank chartered in 1847 in Kansas. Previously known as 1st Financial Bank, Alterra was rebranded in April 2010 by new owners who purchased the bank, hired new management and repositioned the operating model to meet the needs of business clients. The new owners recapitalized the bank, resolved legacy problem assets, restored profitability and instituted new strategies that led to significant growth in loans and core deposits. We acquired Alterra through the acquisition of its parent, Aslin Group, Inc., on November 1, 2014 in order to gain scale, achieve product line synergies and expand geographically through the acquisition of a similarly focused business bank in a thriving Midwestern market. Like FBB and FBB-Milwaukee, Alterra’s business lines include commercial loans, commercial real estate loans and treasury management services for similar sized businesses as those served by FBB and FBB-Milwaukee. Alterra offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. Alterra also offers SBA financing and residential mortgage loans.

As of December 31, 2015, Alterra had total gross loans of $253.9 million, total deposits of $262.7 million and total stockholders’ equity of $39.2 million.

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

Corporate Information

Our principal executive offices are located at 401 Charmany Drive, Madison, Wisconsin 53719 and our telephone number is (608) 238-8008. We maintain an Internet website at www.firstbusiness.com. This Form 10-K and all of our other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through that website, free of charge, including copies of our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

Our Markets

Although certain of our business lines are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas and Missouri. Specifically, our three target markets in Wisconsin consist of Madison and Milwaukee, and their surrounding communities, and Northeastern Wisconsin, including Appleton, Green Bay, Oshkosh and Manitowoc, and their surrounding communities. We serve our target markets in Kansas and Missouri through our Leawood and Overland Park, Kansas offices which are located in the Kansas City metropolitan statistical area (“MSA”). Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

Madison

As the capital of Wisconsin and home of the University of Wisconsin - Madison, our Madison market, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce. While the economy of the Madison market is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments, including significant concentration of insurance companies and agricultural-related industries. Madison is also home to a concentration of research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as the University of Wisconsin Hospital, which provides healthcare services to South Central Wisconsin.

According to preliminary Bureau of Labor Statistics data, as of December 2015, the unadjusted unemployment rate in the Madison MSA was 3.1% compared to the national unemployment rate of 5.0% and an unemployment rate in the State of Wisconsin of 4.3%. The unemployment rate in the Madison MSA improved 0.2% from December 2014, compared to the improvement in the national and Wisconsin averages, which was 0.6% and 0.9%, respectively over the same period.

Milwaukee

Our Milwaukee market, the primary commercial and industrial hub for Southeastern Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies and education. Milwaukee is home to several major hospitals, providing health services to the greater Southeastern Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small to medium sized firms with representatives in nearly every industrial classification.

According to preliminary Bureau of Labor Statistics data, as of December 2015, the unadjusted unemployment rate in the Milwaukee MSA was 4.5%, compared to the national unemployment rate of 5.0% and an unemployment rate in the State of Wisconsin of 4.3%. The unemployment rate in the Milwaukee MSA improved 0.5% from December 2014, compared to the improvement in the national and Wisconsin averages, which was 0.6% and 0.9%, respectively, over the same period.

Northeastern Wisconsin

The cities of Appleton, Green Bay, and Oshkosh, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging and diversified services, with the most significant economic drivers being the manufacturing, packaging and paper goods industries.

According to the Bureau of Labor Statistics, as of December 2015, the preliminary unemployment rate in the three major MSAs in this market ranged from 3.6% to 3.8%, compared to the national unemployment rate of 5.0% and an unemployment rate in the State of Wisconsin of 4.3%. These unemployment rates improved 0.4% from December 2014 in all three major MSAs in this market, compared to the improvement in the national and Wisconsin averages, which was 0.6% and 0.9%, respectively, over the same period.

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

According to data published by the Bureau of Labor Statistics, as of December 2015, the preliminary unemployment rate in the Kansas City MSA was 3.8%, compared to the national unemployment rate of 5.0% and an unemployment rate in the State of Kansas of 3.9%. The unemployment rate in the Kansas City MSA improved 0.8% from December 2014, compared to the improvement in the national and Kansas averages, which was 0.6% and 0.3%, respectively, over the same period.

Executive Officers of the Registrant

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 53, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiaries FBCC and First Madison Investment Corp. Mr. Chambas has over 30 years of commercial banking experience. Prior to joining FBFS, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Edward G. Sloane, Jr., age 55, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of each of the Banks. Mr. Sloane has over 30 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. Prior to joining FBFS Mr. Sloane was Executive Vice President, Chief Financial Officer and Treasurer with Peoples Bancorp, Inc. in Marietta, Ohio from 2008 to 2015. He also served as Senior Vice President of Strategic Planning & Analysis for WesBanco, Inc. in Wheeling, West Virginia from 2006 to 2008, as Senior Vice President and Controller from 1998 to 2006 and in various other capacities from 1989 to 1998.

James F. Ropella, age 56, served as Senior Vice President and Chief Financial Officer of FBFS from September 2000 through January 18, 2016. Mr. Ropella currently serves as Senior Vice President and Treasurer of FBFS. Mr. Ropella also serves as the Treasurer of each of the Banks. He also currently serves as a director of our subsidiaries First Madison Investment Corp. and Alterra. Mr. Ropella has over 30 years of experience in finance and accounting, primarily in the banking industry. Prior to joining FBFS, Mr. Ropella was Treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as U.S. Bancorp. In conjunction with Mr. Sloane’s appointment, Mr. Ropella will continue in his roles as Senior Vice President and Treasurer to facilitate the transition of the Chief Financial Officer position to Mr. Sloane. In those roles, Mr. Ropella will continue to serve as the company's principal financial officer on an interim basis. Mr. Ropella and the Company have previously entered into a consulting arrangement, which was disclosed in a Form 8-K filed September 9, 2014.

Michael J. Losenegger, age 58, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Chief Credit Officer of the Banks. He also currently serves as a director for our subsidiaries FBCC, FBEF and FBB-Milwaukee. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS’s Chief Operating Officer since September 2006. Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 25 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 62, has served as FBFS’s General Counsel since June 2008 and as Senior Vice President/Corporate Secretary since December 2007. Ms. Conley also serves as General Counsel, Senior Vice President and Corporate Secretary of the Banks. She has also served as a Director of FBCC since June 2009. Ms. Conley has over 30 years of experience in commercial banking. Directly prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 51, has served as Senior Vice President-Human Resources & Administration of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 20 years.

Mark J. Meloy, age 54, has served as Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He currently serves as CEO of FBEF. He also currently serves as a director of our subsidiaries FBB and FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 64, has served as President of FBB’s Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust services, investment management, mutual fund management and brokerage services. Prior to joining FBFS, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 62, has served as the President and Chief Executive Officer of FBCC since January 2006. He also serves as a director for FBCC. Mr. Batson has over 30 years of experience in asset-based lending. Directly prior to joining FBCC, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.

David J. Vetta, age 61, has served as President and Chief Executive Officer of FBB-Milwaukee since January 2007. He also serves as a director for FBB-Milwaukee. Prior to joining FBB-Milwaukee, Mr. Vetta was Managing Director at JP Morgan Asset Management since 1992 overseeing National Institutional Investment Sales teams and the Regional Private Client Group, while serving as a member of the executive committee. Mr. Vetta was affiliated with JP Morgan Chase and its predecessor companies in various other roles from 1976 to 1992.

Pamela R. Berneking, age 56, has served as President and Chief Executive Officer of Alterra since April 2010. She also serves as a director for Alterra. Prior to joining Alterra, Ms. Berneking was Regional President at M&I Bank, now known as BMO Harris Bank, in Kansas City, Missouri since 2006. Prior to her position with M&I Bank she was employed by Gold Bank in Kansas City Missouri, which was acquired by M&I Bank, since 2001. Ms. Berneking’s final position at Gold Bank was Regional President, Missouri.
Daniel S. Ovokaitys, age 42, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Division of Banking of the Wisconsin Department of Financial Institutions (“WDFI”), the Office of the State Bank Commissioner of Kansas (“OSBC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Bureau of Consumer Financial Protection (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In the last several years, we have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase.
This supervisory and regulatory framework subjects FDIC-insured institutions and their bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to us and the Banks, beginning with a discussion of the continuing regulatory emphasis on our capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as Tier 1 Capital but we have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.
The capital standards for us and the Banks changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2015 were:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total quarterly adjusted average assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and each Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings are applied.
The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.
The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).
The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly adjusted average assets equal to 4% in all circumstances.
Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks and bank holding companies to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total quarterly adjusted average assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed immediately below.
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
As of December 31, 2015: (i) no Bank was subject to a directive from its regulatory agencies to increase capital; and (ii) the Banks were each “well-capitalized,” as defined by FDIC and Federal Reserve regulations. As of December 31, 2015, FBFS had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. This regime applies to FDIC-insured institutions, not holding companies, and provides escalating powers to bank regulatory agencies as a bank’s capital diminishes. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
FBFS
General. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). and are subject to regulation, supervision, and examination by the Federal Reserve. We are legally obligated to act as a source of financial and managerial strength to the Banks and to commit resources to support our Banks in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Banks as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow us to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA limits the amount of our investment in any company that is not a bank and our ability to engage in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This limitation is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking . . . as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporation Law, which prohibit us from paying dividends if such payment would: (i) render us unable to pay our debts as they become due in the usual course of business, or (ii) result in our assets being less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-Regulatory Emphasis on Capital” above.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) FBFS’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with FBFS’s capital needs and overall current and prospective financial condition; or (iii) FBFS will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, FBFS is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act has increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Banks
General. The Banks are state-chartered banks, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As Wisconsin-chartered FDIC-insured banks, the Wisconsin Banks are subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Wisconsin Banks, are not members of the Federal Reserve System (“non-member banks”). Alterra is subject to examination, supervision, reporting and enforcement requirements of the OSBC and is a member of the Federal Reserve System, making the Federal Reserve its primary federal regulator. The Banks are members of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.
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
Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.
Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase West Bank’s FDIC deposit insurance premiums.
The Dodd-Frank Act permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.
FICO Assessments.  In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).
 Supervisory Assessments. All state-chartered banks are required to pay supervisory assessments to the chartering authority to fund their respective operations. The amount of the assessment is calculated on the basis of total assets. During the year ended December 31, 2015, FBB and FBB - Milwaukee paid supervisory assessments to the WDFI totaling $55,000 and $11,000, respectively, and Alterra paid $46,000 to the OSBC.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. We are reviewing our liquidity risk management policies in light of the LCR and NSFR.
Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators and began recommending portfolio stress testing as a sound risk management practice for community banks. While stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Banks have begun the process.
Dividend Payments. Under Wisconsin banking law, the Wisconsin Banks generally may not pay dividends in excess of their respective undivided profits, and if dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the Wisconsin Banks may not declare or pay any dividend in the current year that exceeds year-to-date net income. The current dividends of any Kansas-chartered bank must be paid from undivided profits after deducting losses, to be ascertained by generally accepted accounting principles at the time of making such dividend. The directors of Alterra may declare dividends from the undivided profits, but before the declaration of any dividend Alterra must transfer 25% of its net profits since the last preceding dividend to its surplus fund, until the surplus fund equals the total capital stock.
The various bank regulatory agencies have authority to prohibit banks under their jurisdiction from engaging in an unsafe or unsound practice. Under certain circumstances, the payment of a dividend by any of our Banks could be considered an unsafe or unsound practice. In the event that: (i) the FDIC or the WDFI or OSBC increase minimum required levels of capital; (ii) the total assets of a Bank increases significantly; (iii) the income of a Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the board of directors of the Bank may decide or be required by the FDIC or the WDFI or OSBC to retain a greater portion of that Bank’s earnings, thereby reducing or eliminating dividends.
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-Regulatory Emphasis on Capital” above. Notwithstanding the availability of funds for dividends, the FDIC may prohibit the payment of dividends by the Banks if it determines such payment would constitute an unsafe or unsound practice.
Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between the Banks and its “affiliates.” We are an affiliate of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Banks. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Limitations and reporting requirements are also placed on extensions of credit by each Bank to its directors and officers, to our directors and officers and our subsidiaries, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of FBFS or the Banks, or a principal shareholder of FBFS, may obtain credit from banks with which the Banks maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each FDIC-insured institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, its primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Federal Home Loan Bank System. The Wisconsin Banks are members of the Federal Home Loan Bank of Chicago and Alterra is a member of the Federal Home Loan Bank of Topeka (collectively, the “FHLB”), which serve as central credit facilities for their members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. They make loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
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
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between institutions and law enforcement authorities.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE

Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Banks, continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. Due to our limited consumer mortgage portfolio, we do not currently expect these provisions to have a significant impact on our operations; however, additional compliance resources will be needed to monitor changes.

Item 1A. Risk Factors

You should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or those we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may impair or materially and adversely affect our business, results of operations and financial condition.

Risks Related to Our Business

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-performing loans, and charge-offs, which would require increases in our provision for loan and lease losses.
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our markets, specifically, deteriorates, our borrowers may experience difficulties in repaying their loans and leases, and the level of non-performing loans and leases, charge-offs and delinquencies could rise and require increases in the provision for loan and lease losses, which may adversely affect our business, results of operations and financial condition.
Our allowance for loan and lease losses may not be adequate to cover actual losses.
We establish our allowance for loan and lease losses and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The allowance for loan and lease losses represents our estimate of probable losses inherent in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific relationships, as well as probable losses inherent in our loan and lease portfolio that are not specifically identified. Additions to the allowance for loan and lease losses, which are charged to earnings through the provision for loan and lease losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience and an evaluation of current economic conditions in our markets. The actual amount of loan and lease losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
At December 31, 2015, our allowance for loan and lease losses as a percentage of total loans and leases was 1.14% and as a percentage of total non-performing loans and leases was 73.17%. Although management believes the allowance for loan and lease losses is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases or to properties acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At December 31, 2015 we had $905.5 million of commercial real estate loans, which represented 63.1% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations and financial condition.
Real estate construction and land development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction and land development loans, a subset of commercial real estate loans, comprised approximately 11.2% of our gross loan and lease portfolio as of December 31, 2015. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2015, approximately 33.0%, or $473.6 million, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations and financial condition.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2015, our non-performing loans totaled $22.3 million, or 1.55% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $24.0 million, or 1.34% of total assets.
Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations and financial condition.
SBA lending is a significant part of our strategic business plan. Our SBA lending program is dependent upon the availability of SBA loan programs, which are approved and funded by congressional action. We have other specific risks associated with originating SBA loans.
Our SBA lending program is dependent upon the availability of various SBA programs, and we have other risks associated with programs that are administered and funded by the federal government. As a SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.
Historically we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans. In the event of liquidation, we share pro-rata with the SBA in any recoveries. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could adversely affect our business, results of operations and financial condition.
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
Our operations and profitability are impacted by general business and economic conditions in the United States and, to some extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse affect on our business, results of operations and financial condition.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.
Our operations are heavily concentrated in the South Central region of Wisconsin and to a lesser extent the Southeastern and Northeastern regions of Wisconsin and the greater Kansas City area and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the economy and real estate market we operate in were not affected as severely as some other areas of the United States during the challenging economic environment of recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
Our strategic plan currently calls for, among other things, maintaining strong asset quality while we continue to grow loans and generate in-market deposits to improve our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our markets and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
Although we do not have any current definitive plans to do so, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we open new offices or undertake acquisitions, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse affect on our business, results of operations and financial condition. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.
To the extent that we grow through new locations we cannot ensure that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including potential exposure to unknown or contingent liabilities of banks and businesses we acquire and exposure to potential asset quality issues of the acquired bank or related business.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments to the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our business, results of operations and financial condition.
Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.
The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-2009 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold.
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
The Basel III Rule not only increased most of the required minimum regulatory capital ratios, it introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expanded the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.
Although we believe we are currently in compliance with the Basel III Rule, the implementation of additional provisions to be phased-in over next several years, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management has been actively reviewing and monitoring the implementation of these additional provisions and assessing the probable impact on our operations. However, although we believe we are currently in compliance with these provisions, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Financial Crimes Enforcement Network. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations.
If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan which would adversely affect our business, results of operations and financial condition. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and financial condition may be adversely affected.
Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of client deposits, which we supplement with other sources such as wholesale deposits made up of brokered deposits and deposits gathered through internet listing services. Such account and deposit balances can decrease when clients perceive alternative investments as providing a better risk/return profile. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our targeted in-market deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
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
As a result, we rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse affect on our business, results of operations and financial condition.
We rely on our management, and the loss of one or more of those managers may harm our business.
Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and, if we expand, to attract and retain additional qualified senior and middle management.  The unexpected loss of key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results.  In addition, our failure to develop and/or maintain an effective succession plan will impede our ability to quickly and effectively react to unexpected loss of key management and in turn may have an adverse affect on our business, results of operations and financial condition.

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
Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of non-performing assets would have an adverse impact on net interest income.
Rising interest rates may also result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders’ equity. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
The risk of net interest margin compression is typically heightened during prolonged periods of low short-term interest rates, such as that which the financial service industry has been experiencing in recent years and is expected to continue to face in the near future. This may have a material adverse affect on our business, results of operations and financial condition.
We could recognize impairment losses on securities held in our securities portfolio, goodwill or other long-lived assets.
As of December 31, 2015, the fair value of our securities portfolio was approximately $178.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse affect on our business, results of operations and financial condition.
As of December 31, 2015, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2015, the annual impairment test conducted in July indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital.
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
We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract quality clients and distinguish one financial institution from another include value-added relationships, interest rates and rates of return, types of accounts, service fees, flexibility and quality of service.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse affect on our business, results of operations and financial condition.
Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations and financial condition.
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
The Corporation relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Corporation collects, processes and retains sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attack (such as unauthorized access to our systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions have increased, and the sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from the Federal Financial Institutions Examination Council (“FFIEC”), the Corporation has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.
We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations.
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
We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.
We outsource certain information system, data management and processing functions to third-party providers. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third-party service providers encounter any of these issues, or if we have difficulty exchanging information with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business, results of operations and financial condition.
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.
Our business continuity plans could prove to be inadequate, resulting in a material interruption in or disruption to, our business and a negative impact on our results of operations.
We rely heavily on communications and information systems to conduct our business, and our operations are dependent on our ability to protect our systems against damage from fire, power loss or telecommunication failure. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Any failure or interruption of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, client relationship management and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse affect on our business, results of operations and financial condition.
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
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties could make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If fiduciary investment decisions are not appropriately documented to justify action taken or trades are placed incorrectly, among other possible claims, and if these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have an adverse affect on our business, results of operations and financial condition.

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

While we remain committed to organic growth, we also may consider additional acquisition opportunities involving complementary financial service organizations if the right situation were to arise. Various risks commonly associated with acquisitions, include, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	Possible loss of key employees and clients of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

•	Difficulty in integrating operations, personnel, technologies, services, and products of acquired companies.

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

From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse affect on our business, results of operations and financial condition.

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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2015:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full service banking location of FBB and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full service banking location of FBB - Milwaukee	2020
11300 Tomahawk Creek Pkwy, Leawood, KS	Full service banking location of Alterra Bank	2023
To facilitate additional business development opportunities, as of December 31, 2015, the Corporation had loan production offices in Oshkosh, Green Bay, Appleton, Manitowoc and Kenosha, Wisconsin. In addition, the Corporation also owns a full service branch located in Overland Park, Kansas.
For the purpose of generating business development opportunities in asset-based financing, as of December 31, 2015, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.

Item 3. Legal Proceedings
We believe that no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations or cash flows. Since our subsidiaries act as depositories of funds, lenders and fiduciaries, they are occasionally named as defendants in lawsuits involving a variety of claims. This and other litigation is ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders, Price Range and Dividends Declared
The common stock of the Corporation is traded on the NASDAQ Global Select Market under the symbol “FBIZ.” As of March 2, 2016, there were approximately 400 registered shareholders of record of the Corporation’s common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares as of February 19, 2016 was approximately 2,100.
The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years, according to information provided by NASDAQ, and cash dividends declared in such quarters.

	High	Low	Dividend Declared
2015
4th Quarter	$27.35	$21.90	$0.11
3rd Quarter	23.92	20.62	0.11
2nd Quarter	23.52	21.40	0.11
1st Quarter	24.12	18.32	0.11
2014
4th Quarter	$24.02	$21.36	$0.105
3rd Quarter	24.00	20.26	0.105
2nd Quarter	24.56	19.98	0.105
1st Quarter	24.07	18.40	0.105

Dividend Policy
It has been our practice to pay a dividend to common shareholders. Dividends historically have been declared in the month following the end of each calendar quarter. However, the timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the “Board”) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies, supervisory actions and other factors considered relevant by the Board. Refer to Item 1 - Business - Supervision and Regulation - The Banks - Dividend Payments for additional discussion regarding the limitations on dividends and other capital contributions by the Banks to the Corporation. The Board anticipates it will continue to declare dividends as appropriate based on the above factors.

Stock Performance Graph
The chart shown below depicts total return to stockholders during the period beginning December 31, 2010 and ending December 31, 2015. Total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Composite, which is a broad nationally recognized index of stock performance by publicly traded companies and the SNL Bank NASDAQ, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in FBIZ common stock and each of the three indices was $100 on December 31, 2010, and that all dividends were reinvested in FBIZ common stock.

	As of December 31,
Index	2010	2011	2012	2013	2014	2015
First Business Financial Services, Inc.	$100.00	$125.37	$176.61	$294.90	$382.80	$407.41
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

Equity Compensation Plan Information

The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	311,445
Equity compensation plans not approved by security holders	—	—	—

Issuer Purchases of Securities

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	$—
November 1, 2015 - November 30, 2015	1,141	25.10	—	—
December 1, 2015 - December 31, 2015	—	—	—	—
Total	1,141		—

(1)	The shares in this column represent the shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 6. Selected Financial Data
Five Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands, Except Per Share Data)
INCOME STATEMENT:
Interest income	$72,471	$57,701	$53,810	$54,766	$56,217
Interest expense	13,831	11,571	11,705	16,885	20,756
Net interest income	58,640	46,130	42,105	37,881	35,461
Provision for loan and lease losses	3,386	1,236	(959)	4,243	4,250
Non-interest income	17,011	10,103	8,442	8,699	7,060
Non-interest expense	47,545	33,785	29,188	28,076	25,977
Endowment to First Business Charitable Foundation	—	—	1,300	—	—
Net (gain) loss on foreclosed properties	(171)	(10)	(117)	585	420
Income tax expense	8,377	7,083	7,389	4,750	3,449
Net income	$16,514	$14,139	$13,746	$8,926	$8,425

Yield on earning assets	4.52%	4.45%	4.52%	4.86%	5.22%
Cost of funds	1.04%	1.07%	1.18%	1.75%	2.20%
Interest rate spread	3.48%	3.38%	3.34%	3.11%	3.02%
Net interest margin	3.66%	3.56%	3.54%	3.36%	3.29%
Return on average assets	0.97%	1.04%	1.10%	0.75%	0.75%
Return on average equity	11.36%	11.78%	13.12%	12.65%	14.03%
ENDING BALANCE SHEET:
Total assets	$1,782,892	$1,629,387	$1,268,655	$1,226,108	$1,177,165
Securities	177,830	186,261	180,118	200,596	170,386
Loans and leases, net	1,417,351	1,266,438	967,050	896,560	836,687
Deposits	1,577,231	1,438,268	1,129,855	1,092,254	1,051,312
FHLB advances and other borrowings	35,226	33,994	11,936	12,405	40,292
Junior subordinated notes	10,315	10,315	10,315	10,315	10,315
Stockholders’ equity	150,832	137,748	109,275	99,539	64,214
FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to year-end loans	1.14%	1.12%	1.42%	1.69%	1.66%
Allowance to non-accrual loans and leases	73.17%	146.33%	87.68%	109.05%	65.03%
Net charge-offs to average loans and leases	0.10%	0.08%	0.06%	0.35%	0.74%
Non-accrual loans to gross loans and leases	1.55%	0.76%	1.61%	1.55%	2.56%
Average equity to average assets	8.54%	8.79%	8.39%	5.96%	5.32%
STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$1.90	$1.76	$1.75	$1.65	$1.61
Diluted earnings per common share(1)	1.90	1.75	1.74	1.65	1.61
Book value per share at end of period	17.34	15.88	13.86	12.71	12.23
Tangible book value per share at end of period	15.90	14.51	13.86	12.71	12.23
Dividend declared per share	0.44	0.42	0.28	0.14	0.14
Dividend payout ratio	23.11%	23.93%	16.05%	8.51%	8.67%
Shares outstanding	8,699,410	8,671,854	7,833,334	5,251,138	5,195,640

(1)
Basic and diluted earnings per share reflect earnings per common share as calculated under the two-class method due to the existence of participating securities. All shares and per share amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	System failure or breaches of our network security, including with respect to our internet banking activities.
These risks, together with the risks identified in Item 1A — Risk Factors, could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
The following discussion and analysis is intended as a review of significant events and factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data in this Form 10-K.

OVERVIEW
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is focused on local decision-making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions such as support for information technology, loan and deposit operations, finance and accounting and human resources. We believe we have a niche business banking model and we consistently operate within our model. This allows our experienced staff to provide the financial expertise necessary for our clients to be successful on an ongoing basis.
Our success depends on our ability to execute our strategic plan. In 2015, our strategic initiatives included, but were not limited to:

•	Maintaining asset quality while organically growing our loan and lease portfolio.

•	Increasing the number and volume of transaction accounts.

•	Increasing fee revenue associated with treasury management services, growing trust and investment services and growing SBA lending.

•	Investing in technology to support our strategic initiatives, thereby maintaining our efficient operating model.
We have achieved success on nearly all points of this strategic plan by posting record top line revenue, continuing to grow the loan and lease portfolio, and maintaining our overall operating efficiency, resulting in record net income. Despite an increase in non-performing assets in 2015, we believe our strong underwriting and workout strategies will continue to benefit asset quality metrics, limiting our exposure to subsequent charge-offs.
Our 2016 strategies include, but are not limited to:

•	Continuing our trend of historically low levels of charge-offs by maintaining our consistent credit culture.

•	Intently focusing on organically growing our loan and lease portfolio.

•
Increasing the number and volume of transaction accounts to support our efforts to increase fee revenue associated with treasury management services and to maintain our targeted operating range of in-market deposits to total deposits.

•	Expanding our unique SBA strategy across the First Business franchise.

•	Maintaining our efficient operating model while continuing to make timely investments in people and technology to keep pace with our strategic growth trajectory.
We believe these strategies will continue to create opportunities to capitalize on economic expansion as well as any disruption to our competitors' businesses in our primary Wisconsin and Kansas City markets. In addition to organic growth, we will continue to opportunistically evaluate possible acquisitions that would enhance our franchise and allow us to efficiently and profitably deploy capital.

OPERATIONAL HIGHLIGHTS

•	Our total assets increased to $1.783 billion as of December 31, 2015, a 9.4% increase from $1.629 billion at December 31, 2014.

•	Net income for the year ended December 31, 2015 was a record $16.5 million, 16.8% higher than the previous record of $14.1 million earned for the year ended December 31, 2014.

•	Diluted earnings per common share were $1.90 for the year ended December 31, 2015 compared to $1.75 earned in the prior year.

•	Net interest margin was 3.66% for the year ended December 31, 2015, improving 10 basis points compared to the year ended December 31, 2014.

•
Top line revenue, which consists of net interest income and non-interest income, of $75.7 million for the year ended December 31, 2015 increased 34.5% compared to $56.2 million for the same period in 2014.

•	Return on average assets and return on average equity for the year ended December 31, 2015 were 0.97% and 11.36% respectively, compared to 1.04% and 11.78% for 2014.

•	We recorded a $3.4 million provision for loan and lease losses for the year ended December 31, 2015 compared to $1.2 million for the year ended December 31, 2014.

•	Net loans and leases at December 31, 2015 increased $150.9 million, or 11.9%, to $1.417 billion from $1.266 billion as of December 31, 2014.

•	Non-performing assets were $24.0 million and 1.34% of total assets as of December 31, 2015 compared to $11.5 million and 0.70% of total assets as of December 31, 2014.

•	Net charge-offs as a percentage of average loans was 0.10% for the year ended December 31, 2015 compared to 0.08% for the year ended December 31, 2014.

•	Trust and investment services fee income increased by $520,000, or 11.7%, to $5.0 million for the year ended December 31, 2015 compared to $4.4 million for the year ended December 31, 2014.

•
Average in-market deposits of $1.047 billion, or 69.9% of total deposits, for the year ended December 31, 2015 increased 32.2%, compared to $791.8 million, or 65.5% of total deposits, for the same period in 2014.

Results of Operations
Alterra Bank
For the year ended December 31, 2015, Alterra contributed $12.6 million in net interest income, including $2.5 million related to the net accretion/amortization of purchase accounting adjustments, $6.1 million in non-interest income, $10 million in non-interest expense and $2.8 million in loan loss provision, netting to a total of $5.9 million in pre-tax income to our results. For the year ended December 31, 2014, which included two months’ contribution from Alterra, Alterra contributed $2.0 million in net interest income, including $392,000 related to the net accretion/amortization of purchase accounting adjustments, $567,000 in non-interest income, $1.5 million in non-interest expense and $337,000 in loan loss provision, netting to a total of $638,000 in pre-tax income to our results.
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. In 2015, top line revenue increased by approximately 34.5% from the prior year primarily due to a full year’s contribution from Alterra.
Top line revenue, including two months’ contribution from Alterra, increased 11.2% in 2014 compared to 2013 due to an 11.6% increase in average loans and leases and a two basis point increase in net interest margin. Further, non-interest income benefited from the introduction of gains on the sale of SBA loans, as well as an 18.1% increase in trust and investment services fee income. The components of top line revenue were as follows:

	For the Year Ended December 31,
	2015	2014	Change
	(Dollars In Thousands)
Net interest income	$58,640	$46,130	27.1%
Non-interest income	17,011	10,103	68.4
Top line revenue	$75,651	$56,233	34.5

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars In Thousands)
Net interest income	$46,130	$42,105	9.6%
Non-interest income	10,103	8,442	19.7
Top line revenue	$56,233	$50,547	11.2

Return on Average Assets and Return on Average Equity
Return on average assets (“ROAA”) was 0.97% for the year ended December 31, 2015 compared to 1.04% for the year ended December 31, 2014. The decrease in ROAA can be attributed to average asset growth exceeding net income growth. Total average assets increased 24.7% in 2015 compared to 2014, while net income increased 16.8% during the same time period. The increase in net income was principally due to improved net interest income and non-interest income, partially offset by an increase in the provision for loan and lease losses and by an increase in non-interest expense to support strategic investments in talent and technology. We believe this recent decrease in operating leverage was necessary in the short-term in order to build a scalable franchise that can accommodate our growth trajectory going forward. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Return on average equity (“ROAE”) for the year ended December 31, 2015 was 11.36% compared to 11.78% for the year ended December 31, 2014. The primary reasons for the decrease in ROAE are consistent with the net income variance explanations discussed above. In addition, we had a larger average equity base in 2015 compared to 2014 principally due to the acquisition of Alterra on November 1, 2014 and the corresponding issuance of 720,162 shares of common stock on a post-split basis as a portion of consideration paid in the transaction. We view ROAE as an important measurement for monitoring profitability, and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.

Efficiency Ratio

Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of losses or gains on foreclosed properties, amortization of other intangible assets and other discrete items, if any, divided by top line revenue. We believe the efficiency ratio allows investors and analysts to better assess the Corporation’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain non-recurring and other discrete items. The efficiency ratio also allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROAE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Expense section below for discussion on the primary drivers of the year-over-year increase in the efficiency ratio.

	For the Year Ended December 31,
	2015	2014	Change
	(Dollars in Thousands)
Total non-interest expense	$47,374	$33,775	40.3%
Less:
Net gain on foreclosed properties	(171)	(10)	NM
Amortization of other intangible assets	71	12	NM
Total adjusted operating expense	$47,474	$33,773	40.6
Net interest income	$58,640	$46,130	27.1
Total non-interest income	17,011	10,103	68.4
Top line revenue	$75,651	$56,233	34.5
Efficiency ratio	62.75%	60.06%	2.7

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars in Thousands)
Total non-interest expense	$33,775	$30,371	11.2%
Less:
Net gain on foreclosed properties	(10)	(117)	NM
Amortization of other intangible assets	12	—	NM
Endowment to First Business Charitable Foundation	—	1,300	NM
Total adjusted operating expense	$33,773	$29,188	15.7
Net interest income	$46,130	$42,105	9.6
Total non-interest income	10,103	8,442	19.7
Top line revenue	$56,233	$50,547	11.2
Efficiency ratio	60.06%	57.74%	2.3
NM = Not meaningful

Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes. The table below shows our average balances, interest, average rates, net interest margin and the spread between combined average rates earned on our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances and were affected in 2014 by the November 1, 2014 closing of the Alterra acquisition.

	For the Year Ended December 31,
	2015			2014			2013
	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost
	(Dollars In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$848,213	$40,006	4.72%	$665,213	$32,066	4.82%	$633,605	$32,021	5.05%
Commercial and industrial loans(1)	445,659	26,668	5.98%	332,591	19,962	6.00%	268,376	16,739	6.24%
Direct financing leases(1)	30,228	1,394	4.61%	29,395	1,367	4.65%	17,413	844	4.85%
Consumer and other loans(1)	23,996	1,067	4.45%	16,862	652	3.87%	16,446	634	3.86%
Total loans and leases receivable(1)	1,348,096	69,135	5.13%	1,044,061	54,047	5.18%	935,840	50,238	5.37%
Mortgage-related securities(2)	153,182	2,490	1.63%	156,144	2,894	1.85%	159,188	2,841	1.78%
Other investment securities(3)	29,686	472	1.59%	28,458	448	1.57%	33,990	474	1.39%
FHLB and FRB stock	2,886	81	2.82%	1,512	14	0.94%	1,402	4	0.29%
Short-term investments	69,264	293	0.42%	67,281	298	0.44%	59,737	253	0.42%
Total interest-earning assets	1,603,114	72,471	4.52%	1,297,456	57,701	4.45%	1,190,157	53,810	4.52%
Non-interest-earning assets	98,781			67,507			58,536
Total assets	$1,701,895			$1,364,963			$1,248,693
Interest-bearing liabilities
Transaction accounts	$125,558	297	0.24%	$83,508	185	0.22%	$62,578	126	0.20%
Money market	602,842	3,331	0.55%	493,322	2,553	0.52%	450,558	2,398	0.53%
Certificates of deposit	106,177	825	0.78%	60,284	536	0.89%	60,276	611	1.01%
Wholesale deposits	450,460	6,424	1.43%	416,202	6,196	1.49%	393,726	6,604	1.68%
Total interest-bearing deposits	1,285,037	10,877	0.85%	1,053,316	9,470	0.90%	967,138	9,739	1.01%
FHLB advances	14,779	110	0.75%	5,017	22	0.45%	6,471	13	0.19%
Other borrowings	25,460	1,732	6.80%	13,688	967	7.06%	12,196	842	6.90%
Junior subordinated notes	10,315	1,112	10.78%	10,315	1,112	10.78%	10,315	1,111	10.78%
Total interest-bearing liabilities	1,335,591	13,831	1.04%	1,082,336	11,571	1.07%	996,120	11,705	1.18%
Non-interest-bearing demand deposit accounts	211,945			154,687			138,920
Other non-interest-bearing liabilities	9,049			7,918			8,909
Total liabilities	1,556,585			1,244,941			1,143,949
Stockholders’ equity	145,310			120,022			104,744
Total liabilities and stockholders’ equity	$1,701,895			$1,364,963			$1,248,693
Net interest income		$58,640			$46,130			$42,105
Net interest spread			3.48%			3.38%			3.34%
Net interest-earning assets	$267,523			$215,120			$194,037
Net interest margin			3.66%			3.56%			3.54%
Average interest-earning assets to average interest-bearing liabilities	120.03%			119.88%			119.48%
Return on average assets	0.97%			1.04%			1.10%
Return on average equity	11.36%			11.78%			13.12%
Average equity to average assets	8.54%			8.79%			8.39%
Non-interest expense to average assets	2.78%			2.47%			2.43%

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2015 compared to 2014			2014 compared to 2013
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(705)	$8,644	$7,939	$(1,514)	$1,559	$45
Commercial and industrial loans(1)	(60)	6,766	6,706	(652)	3,875	3,223
Direct financing leases(1)	(11)	39	28	(35)	558	523
Consumer and other loans(1)	109	306	415	2	16	18
Total loans and leases receivable(1)	(667)	15,755	15,088	(2,199)	6,008	3,809
Mortgage-related securities(2)	(350)	(54)	(404)	108	(55)	53
Other investment securities(3)	4	19	23	57	(83)	(26)
FHLB and FRB Stock	46	21	67	10	—	10
Short-term investments	(13)	9	(4)	12	33	45
Total net change in income on interest-earning assets	(980)	15,750	14,770	(2,012)	5,903	3,891
Interest-bearing liabilities
Transaction accounts	14	98	112	14	45	59
Money market	182	596	778	(68)	223	155
Certificates of deposit	(75)	364	289	(75)	—	(75)
Wholesale deposits	(268)	496	228	(771)	363	(408)
Total deposits	(147)	1,554	1,407	(900)	631	(269)
FHLB advances	23	65	88	13	(4)	9
Other borrowings	(37)	802	765	20	105	125
Junior subordinated notes	—	—	—	1	—	1
Total net change in expense on interest-bearing liabilities	(161)	2,421	2,260	(866)	732	(134)
Net change in net interest income	$(819)	$13,329	$12,510	$(1,146)	$5,171	$4,025

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

Net interest income increased by $12.5 million, or 27.1%, for the year ended December 31, 2015 compared to the same period in 2014. The increase in net interest income was primarily attributable to a favorable volume variances in total loans and leases receivable combined with a 10 basis point increase in net interest margin.
The yield on average earning assets for the year ended December 31, 2015 was 4.52% compared to 4.45% for the year ended December 31, 2014. The increase in the yield on average earning assets was principally due to the accretion of $1.8 million of purchase accounting adjustments. Excluding the impact of purchase accounting accretion in both years, the yield on average earning assets for the year ended December 31, 2015 was 4.41% compared to 4.42% for the year ended December 31, 2014. Similarly, excluding net accretion, the yield on the loan and lease portfolio declined 14 basis points to 5.00% for the year ended December 31, 2015 from 5.14% for the year ended December 31, 2014.

A significant portion of our loan and lease portfolio is comprised of fixed rate loans with terms generally from three to five years. As these loans reach their maturity they are renewed at current market rates, which are generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the loan and lease portfolio, excluding purchase accounting adjustments, continued to decline in 2015. Prepayment activity and the associated fees collected in lieu of interest partially offset the decline in yields.
The overall weighted average rate paid on interest-bearing liabilities was 1.04% for the year ended December 31, 2015, a decrease of 3 basis points from 1.07% for the year ended December 31, 2014. The decrease in the overall rate paid on interest-bearing liabilities was primarily caused by a decrease in rate paid on our wholesale deposits as well as our in-market certificates of deposit. The continued low rate environment combined with the maturity structure of our wholesale certificates of deposit provided us the opportunity to be able to manage our liability structure in both maturity terms and rate to deliver a similar net interest margin during 2015 relative to 2014. Further, our continued success of attracting in-market non-interest bearing demand deposits through new business relationships and increased client deposit balances contributed to the overall decline in our cost of funds. This decrease was partially offset by an unfavorable rate and volume variance on money market accounts and by the addition of other borrowings resulting from the $15.0 million of subordinated debt issued on August 26, 2014 and $9.0 million of FHLB advances assumed in the Alterra acquisition, both at rates that are significantly higher than our average cost of funds. Average in-market deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - increased 32.2% to $1.047 billion for the year ended December 31, 2015 from $791.8 million for the year ended December 31, 2014.
Net interest margin increased 10 basis points to 3.66% for the year ended December 31, 2015 from 3.56% for the year ended December 31, 2014. Net accretion/amortization on the Alterra purchase accounting adjustments of $2.5 million combined with the addition of the Alterra loan portfolio at yields greater than that of the Wisconsin-based portfolio drove a favorable impact of 15 basis points in net interest margin. While management expects the net accretion/amortization of the purchase accounting adjustments to trend lower, it may be volatile due to the uncertain nature of loan prepayments. In addition, the changing mix of our deposit base reduced our overall cost of funds and positively affected our net interest margin by approximately five basis points, offsetting the seven basis point decrease related to the declining yield on our investment portfolio. Other factors, primarily the aforementioned issuance of $15.0 million of subordinated debt on August 26, 2014, negatively influenced the net interest margin by three basis points in the aggregate.
Provision for Loan and Lease Losses
We recorded a provision for loan and lease losses in the amount of $3.4 million for the year ended December 31, 2015 as compared to $1.2 million for the year ended December 31, 2014 and a negative provision for loan and lease losses of $959,000 for the year ended December 31, 2013. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. During the fourth quarter of 2015, the methodology used to determine the amount of loan and lease loss provision was refined by increasing the look-back period from three years to eight years, estimating the loss emergence period using a more granular approach, and placing more emphasis on the inherent risk of the loan and lease portfolio and less emphasis on subjective analysis. The impact of these refinements was not significant. Refer to Allowance for Loan and Lease Losses for further information regarding our refined allowance for loan and lease loss methodology.
During the years ended December 31, 2015, 2014 and 2013, the factors influencing the provision for loan and lease losses were the following:

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Addition (release) of specific reserves on impaired loans, net	$908	$(19)	$(381)
Net decrease in allowance for loan and lease loss reserve due to subjective factor changes (including impact of 2015 methodology change)	(352)	(878)	(492)
Charge-offs in excess of specific reserves	1,332	1,233	180
Recoveries	(114)	(425)	(374)
Change in inherent risk of the loan and lease portfolio	1,612	1,325	108
Total provision for loan and lease losses	$3,386	$1,236	$(959)

The addition (release) of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will be able to recover our principal and/or it represents the release of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries, and other qualitative factors that could affect credit losses. As overall asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan and lease losses. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and a migration analysis of the loans previously charged off, as well as, movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-Interest Income
Non-interest income, consisting primarily of fees earned for trust and investment services, gains on sale of SBA and residential mortgage loans, service charges on deposits and loan fee income, increased by $6.9 million, or 68.4%, to $17.0 million for the year ended December 31, 2015, from $10.1 million for the year ended December 31, 2014 which included only two months’ contribution from Alterra. Management continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. As a result, total non-interest income accounted for 22.5% of our total revenues in 2015 compared to 18.0% in 2014.
Trust and investment services fee income increased by $520,000, or 11.7%, to $5.0 million for the year ended December 31, 2015 compared to $4.4 million for the year ended December 31, 2014. Trust and investment services fee income is primarily driven by the amount of assets under management and administration as well as the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. At December 31, 2015, our trust assets under management were $817.9 million, or 5.8% more than the trust assets under management of $773.2 million at December 31, 2014, while our assets under administration increased approximately 8.9%, to $203.2 million at December 31, 2015 from $186.5 million at December 31, 2014. We expect to continue to increase our revenue from assets under management and administration, but market volatility may also affect the actual change in revenue.
Gain on sale of SBA loans for the year ended December 31, 2015 totaled $4.0 million, an increase of $3.7 million from the same period in 2014, attributable to growth in our Kansas City market, successful expansion of our SBA lending platform into our Wisconsin markets and a full year’s contribution from Alterra.
Service charges on deposits increased by $343,000, or 13.9%, to $2.8 million for the year ended December 31, 2015, compared to $2.5 million for the year ended December 31, 2014. The increase in service charges on deposits is primarily due to a full year’s contribution from Alterra combined with an increase in transaction accounts in our Wisconsin markets.
Loan fees increased by approximately $610,000, or 38.7%, to $2.2 million for the year ended December 31, 2015 from $1.6 million for the year ended December 31, 2014. The increase in loan fees is primarily attributable to a full year’s contribution from Alterra, specifically the fee income generated from servicing and packaging SBA loans. This increase was partially offset by a decrease in fees earned for issuing letters of credit on behalf of our clients.
Gain on sale of residential mortgage loans for the year ended December 31, 2015 totaled $729,000, an increase of $655,000 from the same period in 2014, entirely attributable to a full year’s contribution from Alterra.

Other non-interest income increased by $1.0 million to $1.4 million for the year ended December 31, 2015, compared to $369,000 for the year ended December 31, 2014. The increase in other income was primarily due to gains recognized on the termination of leased assets, income recognized from our investment in various Community Development Entities and the amortization of the reserve for unfunded commitments resulting from the fair value purchase accounting adjustments associated with the acquisition of Alterra. For the year ended December 31, 2015, we have recognized $458,000 in non-interest income due to the amortization of the reserve as the associated loans have fully funded, renewed or matured. The remaining reserve for unfunded commitments was $39,000 as of December 31, 2015. Should the commitment be withdrawn for any reason or become fully funded prior to maturity, we will accelerate the remaining liability accordingly.

Non-Interest Expense
Non-interest expense increased by $13.6 million, or 40.3%, to $47.4 million for the year ended December 31, 2015 from $33.8 million for the comparable period of 2014. The acquisition of Alterra was the primary driver for the increase in all non-interest expense categories. Compensation, professional fees and marketing expense categories comprise the majority of the overall increase.
Compensation expense increased by $7.1 million, or 32.9%, to $28.5 million for the year ended December 31, 2015 from $21.5 million for the year ended December 31, 2014. In addition to the increase related to a full year’s contribution from Alterra, the overall increase reflects growth in compensation costs related to annual merit increases, employee benefit costs, incentive compensation accruals on a larger base of employees and our strategic investment in new employees to meet our existing and future growth objectives. Full time equivalent employees as of December 31, 2015 were 242, up 12.6% from 215 at December 31, 2014. We expect to continue investing in talent to support our strategic growth efforts, both in the form of additional business development and operational staff.
Professional fees expense increased by $1.5 million, or 43.7%, to $4.9 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014. In addition to the increase related to a full year’s contribution from Alterra, the overall increase primarily reflects our ongoing strategy to invest in technology-based corporate initiatives to drive operational efficiency. For the year ended December 31, 2015, professional fees specifically related to information technology (“IT”) projects increased $922,000. In addition, fees paid to other outside service providers increased $536,000 primarily due to temp-to-hire employees required to support our strategic IT initiatives, while fees paid for audit assurance and tax compliance increased by $356,000. The largest remaining item in the variance was an increase in recruiting expenses related to our ongoing investment in attracting talent, offset by a decrease in merger-related costs of $879,000.
Marketing expense increased by $923,000, or 55.5%, to $2.6 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The addition of Alterra and related expansion of our marketing efforts into new geographic regions was the primary driver for the increase.
Other non-interest expense increased by $2.1 million, or 88.7%, to $4.6 million for the year ended December 31, 2015 compared to $2.4 million for the same time period of 2014. In addition to the increase related to a full year’s contribution from Alterra, the overall increase primarily reflects annual subscriptions for cloud-based solutions and expanded and enhanced telecommunication services to support our growth and ongoing strategy to invest in technology-based corporate initiatives to drive operational efficiency.

Income Taxes
Income tax expense was $8.4 million for the year ended December 31, 2015 compared to $7.1 million for the year ended December 31, 2014 primarily due to higher pre-tax income. The effective tax rate for the year ended December 31, 2015 was 33.7% compared to 33.4% for the year ended December 31, 2014.
During the fourth quarter of 2014, we invested in a federal new market tax credit. These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively. For both years ended December 31, 2015 and 2014, the tax credit used to reduce our tax expense totaled $375,000. The net result of this transaction was a decrease to income tax expense, which reduced our effective tax rate.
The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Year Ended December 31,
	2015	2014	2013
Statutory federal tax rate	34.4%	34.4%	34.4%
State taxes, net of federal benefit	3.9	4.7	4.6
Bank owned life insurance	(1.3)	(1.4)	(1.4)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.5)	(3.5)	(3.2)
Federal new market tax credit	(1.0)	(1.8)	—
Non-deductible transaction costs	—	0.6	—
Discrete items	0.5	(0.2)	0.1
Other	0.7	0.6	0.5
	33.7%	33.4%	35.0%
The Corporation’s effective tax rate may fluctuate as it is impacted by the level and timing of the Corporation’s utilization of federal new market tax credits and the level of tax-exempt investments and loans.

FINANCIAL CONDITION

General
At December 31, 2015 our total assets were $1.783 billion, an increase of $153.5 million, or 9.4%, from $1.629 billion at December 31, 2014. The increase in total assets was primarily driven by growth in our loan and lease portfolio.
Short-term investments
Short-term investments increased by $10.6 million to $98.9 million at December 31, 2015 from $88.4 million at December 31, 2014. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”), which increased by $14.4 million to $84.9 million at December 31, 2015. We value the safety and soundness provided by the FRB, and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. In general, the level of our short-term investments is influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Although the majority of our short-term investments consist of deposits with the FRB, we also make investments in commercial paper and FDIC insured certificates of deposit acquired through brokers. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are typically sixty days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising rate environment. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $8.4 million to $177.8 million at December 31, 2015 from $186.3 million at December 31, 2014. As of December 31, 2015, our total securities portfolio, including available-for-sale and held-to-maturity, had a weighted average estimated maturity of approximately 2.94 years. Our investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through our asset/liability simulations. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold are guaranteed by the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on our securities portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and generally limit our exposure to general obligation issuances from municipalities, primarily in Wisconsin.
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
The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of our securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing our total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease our total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility movements than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2015, we recognized unrealized holding losses of $719,000 before income taxes through other comprehensive income. These losses were the result of the increase in longer term interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2015. There were no sales of securities during the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014 no securities were classified as trading securities.
At December 31, 2015, $23.0 million of our mortgage-related securities were pledged to secure our various obligations including outstanding advances or unused borrowing capacity with the FHLB and interest rate swap contracts.

The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2015		2014		2013
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$8,017	$9,046	$8,965	$16,380	$16,244
Municipal obligations	4,278	4,283	573	578	16,207	15,489
Asset-backed securities	1,327	1,269	$1,514	$1,510	1,517	1,494
Collateralized mortgage obligations - government issued	43,845	44,543	67,740	68,874	111,010	111,969
Collateralized mortgage obligations - government-sponsored enterprises	82,707	82,436	64,763	64,771	35,561	34,922
	$140,204	$140,548	$143,636	$144,698	$180,675	$180,118

	As of December 31,
	2015		2014		2013
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,495	$1,485	$1,490	$1,473	$—	$—
Municipal obligations	16,038	16,365	16,088	16,155	—	—
Collateralized mortgage obligations - government issued	11,718	11,709	14,505	14,531	—	—
Collateralized mortgage obligations - government-sponsored enterprises	8,031	7,999	9,480	9,535	—	—
	$37,282	$37,558	$41,563	$41,694	$—	$—

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the FHLMC and FNMA. Collateralized mortgage obligations - government issued represent securities guaranteed by GNMA. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. As of December 31, 2015, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available for sale securities and the amortized cost of our held to maturity securities at December 31, 2015, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	—%	$8,017	1.03%	$—	—%	$—	—%	$8,017
Municipal obligations	—	—	4,283	1.08	—	—	—	—	4,283
Asset-backed securities	—	—%	—	—%	1,269	0.95%	—	—%	1,269
Collateralized mortgage obligations - government issued	—	—	119	3.70	19,192	2.31	25,232	2.09	44,543
Collateralized mortgage obligations - government-sponsored enterprises	—	—	1,086	1.14	68,441	1.29	12,909	1.29	82,436
	$—		$13,505		$88,902		$38,141		$140,548

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	—%	$1,495	1.07%	$—	—%	$—	—%	$1,495
Municipal obligations	—	—	2,395	2.06	13,643	1.90	—	—	16,038
Collateralized mortgage obligations - government issued	—	—	—	—	—	—	11,718	1.57	11,718
Collateralized mortgage obligations - government-sponsored enterprises	—	—	—	—	—	—	8,031	1.67	8,031
	$—		$3,890		$13,643		$19,749		$37,282

Derivative Activities
The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2015 and 2014, the Banks did not hold any derivative instruments that were designated as cash flow or fair value hedges. The derivative portfolio consists of interest rate swaps offered directly to qualified commercial borrowers which allowed the Banks to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Banks economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Banks to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked to market through earnings each period.

As of December 31, 2015, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately 24.7 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between March 2016 and February 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. All of these commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $552,000, included in accrued interest receivable and other assets as of December 31, 2015. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between March 2016 and February 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our Banks and are reported on the Consolidated Balance Sheets as a derivative liability of $552,000. The value of these swaps was included in accrued interest payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2015.
Loans and Leases Receivable
Loans and leases receivable, including loans held for sale and net of allowance for loan and lease losses, increased by $150.9 million, or 11.9%, to $1.417 billion at December 31, 2015 from $1.266 billion at December 31, 2014 primarily due to successful business development efforts in our commercial and industrial (C&I) and commercial real estate (CRE) portfolios. As a result, the overall mix of our portfolio remained fairly consistent in 2015 when compared to 2014. As of December 31, 2015 and 2014, approximately 63.1% and 63.3% of our loan and lease portfolio, respectively, was concentrated in CRE loans primarily in our owner-occupied and non-owner-occupied classes. We were successful in growing both our CRE and C&I portfolios in both our Kansas City and Wisconsin markets. Our CRE portfolio increased by $93.7 million, or 11.5%, to $905.5 million at December 31, 2015 from $811.8 million at December 31, 2014. Our C&I portfolio increased $56.9 million, or 13.7%, to $473.6 million at December 31, 2015 from $416.7 million at December 31, 2014. We continue to emphasize actively pursuing C&I loans as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit and trust and investment relationships which generate additional fee revenue. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters.
Credit underwriting through a committee process is a key component of our operating philosophy. Business development officers have relatively low individual lending authority limits, and thus a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit, or the related complexities of each proposal. In addition, we make every effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.
The following table presents information concerning the composition of the Banks’ consolidated loans and leases, including loans held for sale, at the dates indicated.

	As of December 31,
	2015		2014		2013		2012		2011
	(Dollars in Thousands)
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
Commercial real estate loans:
Commercial real estate — owner occupied	$176,322	12.3%	$163,884	12.8%	$141,164	14.4%	$144,988	15.9%	$150,528	17.7%
Commercial real estate — non-owner occupied	436,901	30.4	417,962	32.5	341,695	34.8	323,660	35.5	304,597	35.8
Construction and land development	160,404	11.2	121,160	9.5	68,708	7.0	64,966	7.1	38,124	4.5
Multi-family	80,254	5.6	72,578	5.7	62,758	6.4	58,454	6.4	43,905	5.2
1-4 family	51,607	3.6	36,182	2.8	30,786	3.1	31,943	3.5	43,513	5.1
Total commercial real estate loans	905,488	63.1	811,766	63.3	645,111	65.7	624,011	68.4	580,667	68.2
Commercial and industrial loans	473,592	33.0	416,654	32.5	293,552	29.9	256,458	28.1	237,099	27.8
Direct financing leases, net	31,093	2.2	34,165	2.7	26,065	2.7	15,926	1.7	17,128	2.0
Consumer and other:
Home equity loans and second mortgage loans	8,237	0.6	7,866	0.6	5,272	0.5	4,642	0.5	4,970	0.6
Other	16,319	1.1	11,341	0.9	11,972	1.2	11,671	1.3	11,682	1.4
Total consumer and other	24,556	1.7	19,207	1.5	17,244	1.8	16,313	1.8	16,652	2.0
Total gross loans and lease receivables	1,434,729	100.0%	1,281,792	100.0%	981,972	100.0%	912,708	100.0%	851,546	100.0%
Less:
Allowance for loan and lease losses	16,316		14,329		13,901		15,400		14,155
Deferred loan fees	1,062		1,025		1,021		748		704
Loans and lease receivables, net	$1,417,351		$1,266,438		$967,050		$896,560		$836,687

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases, including loans held for sale, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2015.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate
Owner-occupied	$13,535	$112,653	$50,134	$176,322	$107,878	$54,910
Non-owner occupied	70,820	257,446	108,635	436,901	294,699	71,381
Construction and land development	65,925	63,518	30,961	160,404	29,167	65,311
Multi-family	15,745	46,158	18,351	80,254	48,643	15,865
1-4 family	16,544	26,724	8,339	51,607	31,744	3,320
Commercial and industrial	150,938	256,936	65,718	473,592	103,895	218,760
Direct financing leases	1,591	24,837	4,665	31,093	29,502	—
Consumer and other	11,127	11,390	2,039	24,556	9,674	3,755
	$346,225	$799,662	$288,842	$1,434,729	$655,202	$433,302

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
The Banks’ construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant. Multi-family loans are primarily secured by apartment buildings and one-to-four family first mortgage loans are generally secured by properties held for investment and primary and secondary residences of our clients.
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
Commercial and Industrial Loans. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $473.6 million of commercial and industrial loans, including asset-based loans, outstanding as of December 31, 2015, $146.4 million were originated by FBCC, our asset-based lending subsidiary and $12.2 million were originated by FBF, our factored receivable business line. These asset-based loans, including accounts receivable purchased on a full recourse basis, are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. Asset-based loans secured by owner-occupied real estate amounted to $16.2 million as of December 31, 2015 and are included in the owner-occupied commercial real estate loan portfolio.

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
Leases. Direct financing leases initiated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.
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
Our commercial leases are typically larger in amount than leases to individual consumers and, therefore, have the potential for larger losses on an individual lease basis. Significant adverse changes in various industries could cause rapid declines in values of leased equipment resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Consumer and Other Loans. The Banks originate a small amount of consumer loans consisting of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Banks.

Asset Quality

Non-performing loans increased $12.5 million, or 127.7%, to $22.3 million at December 31, 2015 compared to $9.8 million at December 31, 2014.
Our total impaired assets consisted of the following as of the dates indicated.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$2,907	$500	$339	$769	$2,972
Commercial real estate – non-owner occupied	1,678	286	283	2,871	2,249
Construction and land development	4,729	4,932	5,422	4,946	7,229
Multi-family	2	17	31	46	2,009
1-4 family	2,611	690	521	1,006	3,506
Total non-accrual commercial real estate	11,927	6,425	6,596	9,638	17,965
Commercial and industrial	9,136	2,318	8,011	2,842	1,558
Direct financing leases, net	38	—	—	—	18
Other:
Home equity and second mortgage	542	329	453	612	1,002
Other	655	720	795	1,030	1,223
Total non-accrual other loans	1,197	1,049	1,248	1,642	2,225
Total non-accrual loans and leases	22,298	9,792	15,855	14,122	21,766
Foreclosed properties, net	1,677	1,693	333	1,574	2,236
Total non-performing assets	23,975	11,485	16,188	15,696	24,002
Performing troubled debt restructurings	1,735	2,003	371	1,105	111
Total impaired assets	$25,710	$13,488	$16,559	$16,801	$24,113

Total non-accrual loans and leases to gross loans and leases	1.55%	0.76%	1.61%	1.55%	2.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.67%	0.89%	1.65%	1.72%	2.81%
Total non-performing assets to total assets	1.34%	0.70%	1.28%	1.28%	2.04%
Allowance for loan and lease losses to gross loans and leases	1.14%	1.12%	1.42%	1.69%	1.66%
Allowance for loan and lease losses to non-accrual loans and leases	73.17%	146.33%	87.68%	109.05%	65.03%

As of December 31, 2015 and 2014, $16.2 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $24.0 million, or 1.34% of total assets, as of December 31, 2015, an increase in non-performing assets of 108.8%, or $12.5 million, from December 31, 2014. Impaired loans and leases as of December 31, 2015 and 2014 also included $1.7 million and $2.0 million of loans that are performing troubled debt restructurings which are considered impaired, due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.

A summary of the 2015 non-accrual loan and lease activity is as follows:

(In Thousands)
Non-accrual loans and leases as of December 31, 2014	$9,792
Loans and leases transferred into non-accrual status	18,039
Accretion of the fair value discount on purchased credit impaired loans	51
Non-accrual loans and leases transferred to foreclosed properties	(341)
Non-accrual loans and leases partially or fully charged-off	(1,513)
Cash received and applied to principal of non-accrual loans and leases	(3,730)
Non-accrual loans and leases as of December 31, 2015	$22,298

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets increased to 1.34% at December 31, 2015 from 0.70% at December 31, 2014. This is primarily due to downgrading one $6.2 million restructured relationship to non-performing. This relationship, which was previously reported as impaired in the second and third quarters of 2015, is directly related to the energy sector. This increase was partially offset by cash collections on previously identified impaired loans. Total non-performing assets to total loans and leases and foreclosed properties as of December 31, 2015 and December 31, 2014 were 1.67% and 0.89%, respectively. We believe the increase in non-performing assets, excluding our energy exposure, is not systemic in nature or indicative of a trend but rather due to downgrading a small number of unrelated credits.
As of December 31, 2015, our direct exposure to the energy sector consisted of $10.0 million in loans and leases, or 0.70% of total gross loans and leases, with no remaining unfunded commitments. These loans are likely to be adversely affected by a continued severe and prolonged downturn in oil and gas prices. The associated reserve for loan and lease losses related to this portfolio was 6.63% at year end. Of this population, $7.8 million was considered non-performing as of year end. In January 2016, $1.8 million of the total non-performing energy exposure was paid off in full.
We also monitor early stage delinquencies to provide insight into potential future problems. As of December 31, 2015, the payment performance did not point to any new areas of concern, as approximately 99.6% of the total loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established categories as defined in Note 4 of our Consolidated Financial Statements. Despite the overall dollar amount and percentage increase in non-performing loans in 2015 compared to 2014, we continue to see positive trends with improving percentages of loans and leases in our higher quality loan categories which is indicative of overall credit quality improvement. While we believe overall asset quality remains strong, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings and therefore, we expect to continue to experience additions to non-accrual loans. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks.
In 2015, as well as in the previous five fiscal years, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

Additional information about impaired loans as of and for the years indicated was as follows:

	As of December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Impaired loans and leases with no impairment reserves	$15,175	$11,270	$8,200	$11,006	$18,888
Impaired loans and leases with impairment reserves required	8,858	525	8,026	4,221	2,989
Total impaired loans and leases	24,033	11,795	16,226	15,227	21,877
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,113	290	402	1,517	888
Net impaired loans and leases	$22,920	$11,505	$15,824	$13,710	$20,989
Average impaired loans and leases	$11,443	$14,474	$12,084	$17,945	$33,793

	For the years ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Interest income attributable to impaired loans and leases	$750	$870	$887	$1,432	$2,682
Less: Interest income recognized on impaired loans and leases	87	740	221	321	787
Net foregone interest income on impaired loans and leases	$663	$130	$666	$1,111	$1,895

Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals as appropriate. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2015. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future which may require additional charge-offs or specific reserves to be recorded. Smaller balance (individually less than $50,000) loans are collectively evaluated for impairment as allowed under applicable accounting standards.
Foreclosed properties are recorded at the lower of cost or net realizable value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan and lease losses prior to transfer to foreclosed property. The fair value is based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $1.7 million as of the years ended December 31, 2015 and 2014. We recorded impairment losses of approximately $36,000, $4,000 and $59,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Net gains on sales of existing foreclosed property inventory were $207,000, $14,000 and $176,000 for the years ended December 31, 2015, 2014 and 2013, respectively. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim ownership rights to the properties.

A summary of foreclosed properties activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance at the beginning of the period	$1,693	$333	$1,574
Foreclosed properties acquired in acquisition, at fair value	—	1,605	—
Transfer of loans to foreclosed properties, at lower of cost or fair value	341	—	1,381
Impairment adjustments	(36)	(4)	(59)
Net book value of properties sold	(321)	(241)	(2,563)
Balance at the end of the period	$1,677	$1,693	$333

Allowance for Loan and Lease Losses

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.14% as of December 31, 2015 and 1.12% as of December 31, 2014. Non-accrual loans and leases as a percentage of gross loans and leases increased to 1.55% at December 31, 2015 compared to 0.76% at December 31, 2014. This increase is primarily due to downgrading one $6.2 million restructured relationship to non-performing during the fourth quarter of 2015, which was previously reported as impaired in the second and third quarters of 2015 and is directly related to the energy sector. During the year ended December 31, 2015, we recorded net charge-offs on impaired loans and leases of approximately $1.4 million, which included $1.5 million of charge-offs and $114,000 of recoveries. During the year ended December 31, 2014, we recorded net charge-offs on impaired loans and leases of approximately $808,000, which included $1.2 million of charge-offs and $425,000 of recoveries.
As of December 31, 2015 and 2014, our allowance for loan and lease losses to total non-accrual loans and leases was 73.17% and 146.33%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality remains strong, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we therefore expect to see this ratio continue to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2015.
The methodology used to determine the level and composition of the allowance for loan and lease losses at December 31, 2015 and 2014 was generally comparable. First, we evaluate loans and leases for potential impairment classification. We analyze each loan and lease identified as impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. For each segment of loans and leases that has not been individually evaluated, management segregates the Banks’ loss factors into a quantitative general reserve component based on historical loss rates throughout the defined look back period. During 2015, based on the results of our continuous risk assessment and monitoring process, we lengthened the look back period from three years to eight years. This methodology enhancement was implemented to more accurately reflect the estimate of incurred losses for the collectively evaluated loans as of the balance sheet date. The allowance for loan and lease losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers the loss to the charge off of that loss). During 2015, this methodology was enhanced by estimating the loss emergence period using a more granular approach of analyzing each component of the loss emergence period. The collective impact of these enhancements was not significant. The methodology also focuses on evaluation of several qualitative factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries and other qualitative factors that could affect credit losses.
When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. When estimated proceeds from the sales of property securing collateral dependent loans are deemed insufficient to repay the related debt, we confirm our inability to receive our entire contractual principal. Many of the impaired loans as of December 31, 2015 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
As a result of our review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $16.3 million, or 1.14% of gross loans and leases, at December 31, 2015. Taking into consideration net charge-offs of $1.4 million, the required provision for loan and lease losses was $3.4 million for the year ended December 31, 2015. However, given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)
Allowance at beginning of period	$14,329	$13,901	$15,400	$14,155	$16,271
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	(113)	(1,376)
Commercial real estate — non-owner occupied	(653)	(631)	(792)	—	(1,612)
Construction and land development	—	—	(71)	(47)	(2,091)
Multi-family	—	—	—	(130)	(312)
1-4 family	(120)	—	(33)	(322)	(942)
Commercial and industrial	(701)	(600)	(14)	(2,739)	(475)
Direct financing leases	—	—	—	—	—
Consumer and other
Home equity and second mortgage	(32)	—	—	(72)	(113)
Other	(7)	(2)	(4)	(56)	(309)
Total charge-offs	(1,513)	(1,233)	(914)	(3,479)	(7,230)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	2	8	1	5	—
Commercial real estate — non-owner occupied	—	5	61	192	—
Construction and land development	70	—	281	101	13
Multi-family	—	14	—	—	289
1-4 family	32	17	10	77	—
Commercial and industrial	5	369	11	66	473
Direct financing leases	—	—	5	—	19
Consumer and other
Home equity and second mortgage	4	12	5	11	68
Other	1	—	—	29	2
Total recoveries	114	425	374	481	864
Net charge-offs	(1,399)	(808)	(540)	(2,998)	(6,366)
Provision for loan and lease losses	3,386	1,236	(959)	4,243	4,250
Allowance at end of period	$16,316	$14,329	$13,901	$15,400	$14,155
Net charge-offs as a % of average gross loans and leases	0.10%	0.08%	0.06%	0.35%	0.74%

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

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.

	As of December 31,
	2015		2014		2013		2012		2011
	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans
	(Dollars In Thousands)
Loan segments:
Commercial real estate	$11,220	63.11%	$8,619	63.33%	$9,055	65.70%	$10,693	68.37%	$9,554	68.19%
Commercial and industrial loans and leases	4,387	35.18%	5,492	35.17%	4,573	32.55%	4,336	29.84%	4,217	29.85%
Consumer and other	709	1.71%	218	1.50%	273	1.75%	371	1.79%	384	1.96%
Total	$16,316	100.00%	$14,329	100.00%	$13,901	100.00%	$15,400	100.00%	$14,155	100.00%

Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions and other factors as of December 31, 2015, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets.
Deposits
As of December 31, 2015, deposits increased by $139.0 million to $1.577 billion from $1.438 billion at December 31, 2014. The increase in deposits was primarily due to an increase in the level of in-market deposits, specifically transaction accounts, which increased by $88.6 million to $397.1 million at December 31, 2015 from $308.5 million at December 31, 2014. The remainder of the increase from the prior year end was principally due to the increase in wholesale deposits as we continue to strategically use brokered certificates of deposit to mitigate interest rate risk when funding long-term fixed rate loans.
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
Our strategic efforts continue to be focused on adding in-market relationships, specifically transaction deposit accounts. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average deposits for the year ended December 31, 2015, approximately $1.047 billion, or 69.9%, were considered in-market deposits. This compares to average in-market deposits of $791.8 million, or 65.5%, for 2014. The increase in average in-market deposits is principally due to a full year’s contribution from Alterra. Refer to Note 8 - Deposits in our Consolidated Financial Statements for additional information regarding our deposit composition.
Our operating range of ending wholesale deposits to ending total deposits is 30%-40%. At December 31, 2015, the ratio of wholesale deposits to total deposits was 30.9%. We will continue to use wholesale deposits in specific maturity periods needed, typically three to five years, to effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale deposits. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including wholesale deposits, at December 31, 2015.

Interest rate	Three months and less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
	(In Thousands)
0.00% to 0.99%	$39,703	$34,693	$63,937	$38,000	$176,333
1.00% to 1.99%	11,359	8,163	14,043	261,303	294,868
2.00% to 2.99%	2,919	10,126	5,362	74,882	93,289
3.00% to 3.99%	—	—	—	2,979	2,979
4.00% to 4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
	$53,981	$52,982	$83,342	$377,164	$567,469
At December 31, 2015, time deposits included $11.5 million of certificates of deposit in denominations greater than or equal to $250,000. Of these certificates, $7.8 million are scheduled to mature in three months or less, $525,000 in greater than three through six months, $1.9 million in greater than six through twelve months and $1.3 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2015, $190.3 million are scheduled to mature in 2016, $103.1 million in 2017, $87.1 million in 2018, $66.8 million in 2019, $80.6 million in 2020, and $39.6 million thereafter. As of December 31, 2015, we have $104.7 million of wholesale certificates of deposit which the Banks have the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 2-19 years with options to call after the first six to twelve months of issuing the certificates with monthly, quarterly, or semi-annually call options thereafter.

Borrowings
We had total borrowings of $45.5 million as of December 31, 2015, an increase of $1.2 million, or 2.8%, from $44.3 million at December 31, 2014. The primary reason for the increase in borrowings was due to draws on our third-party secured line of credit used for general operations and other temporary cash flow mismatches.
The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2015			December 31, 2014			December 31, 2013
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars In Thousands)
Federal funds purchased	$—	$237	0.86%	$—	$237	0.82%	$—	$260	0.74%
FHLB advances and other borrowings	9,790	15,457	1.14	10,058	5,093	0.56	—	6,471	0.19
Line of credit	2,510	1,619	3.18	1,010	13	3.30	10	10	3.41
Subordinated notes payable	22,926	22,926	6.98	22,926	13,362	7.07	11,926	11,926	6.92
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.78	10,315	10,315	10.78
	$45,541	$50,554	5.84	$44,309	$29,020	7.24	$22,251	$28,982	6.78

Short-term borrowings	$7,010			$2,010			$10
Long-term borrowings	38,531			42,299			22,241
	$45,541			$44,309			$22,251

The following table sets forth maximum amounts outstanding at each month-end for specific types of short-term borrowings for the periods indicated. The maximum month-end balance has been the result of using advances with original maturities of up to 30 days to accommodate the orderly issuance of permanent wholesale funds.

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Maximum month-end balance:
FHLB advances	$29,000	$26,000	$26,500
Federal funds purchased	—	—	—

Stockholders’ Equity
As of December 31, 2015, stockholders’ equity was $150.8 million, or 8.5% of total assets, compared to stockholders’ equity of $137.7 million, or 8.5% of total assets, as of December 31, 2014. Stockholders’ equity increased by $13.1 million during the year ended December 31, 2015 attributable to record net income of $16.5 million for the year ended December 31, 2015, partially offset by dividend declarations of $3.8 million.

Non-bank Consolidated Subsidiaries
First Madison Investment Corp. FMIC is a wholly-owned operating subsidiary of FBB incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $151.5 million at December 31, 2015. FMIC had net income of $1.5 million for the year ended December 31, 2015. This compares to a total investment of $150.3 million at December 31, 2014 and net income of $1.8 million for the year ended December 31, 2014.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based financing company established to meet the financing needs of companies that are generally unable to obtain traditional commercial lending products. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. Through its FBF division, FBCC purchases accounts receivable on a full recourse basis as one additional alternative to meet the financing needs of its client base. FBB’s investment in FBCC at December 31, 2015 was $30.8 million, gross loans outstanding were $174.9 million and net income for the year ended December 31, 2015 was $3.5 million. This compares to a total investment of $27.1 million, gross loans of $164.4 million and net income of $2.3 million at and for the year ended December 31, 2014.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small and medium sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2015 was $7.2 million, gross loans and leases outstanding were $46.8 million and FBEF had net income of $342,000 for the year ended December 31, 2015. This compares to a total investment of $6.9 million, gross loans and leases outstanding of $57.6 million and net income of $364,000 at and for the year ended December 31, 2014.
Rimrock Road Investment Fund, LLC. Rimrock, formerly known as FBB Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits. FBB’s total investment in Rimrock at December 31, 2015 was $2.8 million and Rimrock had net income of $249,000 for the year ended December 31, 2015. This compares to a total investment of $2.6 million and a net income of $375,000 at and for the year ended December 31, 2014.
FBB-Milwaukee Real Estate, LLC. FBBMRE is a wholly-owned subsidiary of FBB – Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $10,000 at December 31, 2015 and 2014 and FBBMRE had no income or loss for the years ended December 31, 2015 and 2014.
BOC Investment, LLC. BOC is a wholly-owned subsidiary of FBB and was formed in 2015 for the purpose of reflecting its equity investment in a Madison, Wisconsin historic development project. The investment provides federal historic tax credits upon the completion of the restoration project. At December 31, 2015, the net carrying value of the investment was $578,000.

LIQUIDITY AND CAPITAL RESOURCES
We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2015 were the interest payments due on subordinated and junior subordinated notes. During 2015 and 2014, FBB declared and paid dividends totaling $7.0 million and $8.0 million, respectively. The capital ratios of the Corporation and its subsidiaries met all applicable regulatory capital adequacy requirements in effect on December 31, 2015, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that went into effect January 1, 2016. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of December 31, 2015 and 2014, our immediate on-balance-sheet liquidity was $331.5 million and $290.8 million, respectively. At December 31, 2015 and 2014, the Banks had $84.9 million and $70.5 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $487.5 million of outstanding wholesale deposits at December 31, 2015, compared to $427.3 million of wholesale deposits as of December 31, 2014, which represented 30.9% and 29.7%, respectively, of ending balance total deposits. We are committed to our continued efforts to raise in-market deposits while maintaining our overall target mix of wholesale deposits and in-market deposits. Wholesale deposits continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits. The Banks limit the percentage of wholesale deposits to total deposits in accordance with liquidity policies approved by their respective Boards of Directors. The Corporation’s overall operating range of wholesale deposits to total deposits is 30%-40%. The Banks were in compliance with their respective policy limits as of December 31, 2015, and December 31, 2014.
The Banks were able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the year ended December 31, 2015. In the event that there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits maintained at the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2015, the available liquidity was in excess of the stated policy minimum. As on-balance-sheet liquidity is utilized to fund growth, asset quality remains stable and the ratio of in-market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of wholesale deposits in the event of a disruption in the wholesale market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2015, operating activities resulted in a net cash inflow of $23.2 million. Operating cash flows included net income of $16.5 million. Net cash used in investing activities for the year ended December 31, 2015 was approximately $149.6 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the year ended December 31, 2015 was $136.7 million primarily from net increases in deposits and the use of our unsecured senior line of credit for general operations and other temporary cash flow mismatches, partially offset by cash dividends paid to shareholders.
Refer to Note 11 - Stockholders’ Equity and Regulatory Capital for a summary of the Corporation’s and the Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2015 and 2014.

Off-Balance-Sheet Arrangements
As of December 31, 2015, the Banks had outstanding commitments to originate $512.6 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $18.6 million. As of December 31, 2015, the Banks had $251.8 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2015. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management, as described further in Note 17 – Derivative Financial Instruments to the Consolidated Financial Statements.
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

Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Operating lease obligations	$10,944	$1,227	$2,119	$2,080	$5,518
Time deposits	567,469	190,305	190,183	147,357	39,624
Line of credit	2,510	2,510	—	—	—
Subordinated notes	22,926	—	—	—	22,926
Junior subordinated notes	10,315	—	—	—	10,315
FHLB advances and other borrowings	8,197	4,500	3,697	—	—
Total contractual obligations	$622,361	$198,542	$195,999	$149,437	$78,383

2014 Compared to 2013
Top Line Revenue
In 2014, top line revenue increased by approximately 11.2% from the prior year due in part to two months’ contribution from Alterra.
Return on Average Assets and Return on Average Equity
ROAA was 1.04% for the year ended December 31, 2014 compared to 1.10% for the year ended December 31, 2013. The decrease in ROAA was primarily due to relatively stable net income with a larger average asset base. Net income increased 2.9% year over year, primarily due to improved net interest income and non-interest income, which reflects record trust and investment services fee income.
ROAE for the year ended December 31, 2014 was 11.78% compared to 13.12% for the year ended December 31, 2013. ROAE decreased as a result of relatively stable net income with a larger average equity base primarily as a result of the acquisition of Alterra, in which we paid a combination of $13.5 million in cash and 720,162 shares of our common stock on a post-split basis, which added $16.6 million to our equity.
Net Interest Income
Net interest income increased by $4.0 million, or 9.6%, for the year ended December 31, 2014 compared to the same period in 2013. The increase in net interest income during the year was primarily attributable to favorable volume variances from commercial and industrial loans, commercial real estate and other mortgage loans and direct financing leases, although it was partially offset by an unfavorable rate variance on the loan and lease portfolio. The yield on average earning assets for the year ended December 31, 2014 was 4.45% compared to 4.52% for the year ended December 31, 2013. The decline in the yield on average earning assets was principally due to the overall decline in the yield on the loan and lease portfolio which declined 19 basis points to 5.18% for the year ended December 31, 2014 from 5.37% for the year ended December 31, 2013. A significant portion of the commercial real estate portfolio is comprised of fixed rate loans with terms generally up to five years. As these loans reached their maturity in 2014 and 2013 they were renewed at current market rates, which were generally lower than the original rate of the loan, and subject to competitive pricing pressures. As a result, the overall yield on the commercial real estate portfolio continued to decline in 2014. The marketplace for commercial and industrial loans continued to be subject to competitive pricing pressures, contributing to the decline in yield on this portfolio. Increased prepayment activity and the associated fees collected in lieu of interest partially offset the decline in yields on the loan and lease portfolio. The average balance of the short-term investment portfolio was $67.3 million with a yield of 0.44% for the year ended December 31, 2014 as compared to $59.7 million with a yield of 0.42% for the year ended December 31, 2013.
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
Trust and investment services fee income increased by $678,000, or 18.1%, to $4.4 million for the year ended December 31, 2014 compared to $3.8 million for the year ended December 31, 2013. At December 31, 2014, our trust assets under management were $773.2 million, or 1.2% more than the trust assets under management of $763.9 million at December 31, 2013, while our assets under administration declined approximately 4.4%, to $186.5 million at December 31, 2014 from $195.1 million at December 31, 2013. During 2014 we underwent a strategic plan to change the mix of our business. We exited lower margin business and added more relationships at wider margins, which was a major contributor to the 18.1% increase in revenue year over year.
Loan fees increased by approximately $282,000, or 21.8%, to $1.6 million for the year ended December 31, 2014 from $1.3 million for the year ended December 31, 2013. The increase in loan fees was primarily attributable to fees earned for issuing letters of credit on behalf of our clients.
Gain on sale of loans and leases for the year ended December 31, 2014 totaled $392,000, an increase of $392,000 from the year ended December 31, 2013, which was attributable to the gain on sale of the guaranteed portion of originated SBA loans, a new source of non-interest income resulting from the acquisition of Alterra.
Other non-interest income decreased by $27,000, or 6.8%, to $369,000 for the year ended December 31, 2014 from $396,000 for the year ended December 31, 2013. The decrease in other income was primarily due to a non-recurring item recorded in 2013 relating to fees earned upon early termination of interest rate swaps with various clients.

Non-Interest Expense
Non-interest expense increased by $3.4 million, or 11.2%, to $33.8 million for the year ended December 31, 2014 from $30.4 million for the comparable period of 2013, primarily due to an increase in compensation and professional fees, partially offset by a decrease in other expenses due to a $1.3 million contribution in 2013 to the First Business Charitable Foundation (the “Foundation”).
Compensation expense increased by $3.2 million, or 17.5%, to $21.5 million for the year ended December 31, 2014 from $18.3 million for the year ended December 31, 2013. The increase in compensation expense was primarily due to two months’ contribution from Alterra, annual merit increases and new staff hired in support of strategic initiatives. The number of full-time equivalent employees as of December 31, 2014 and 2013 was 215 and 145, respectively. The increase was the result of new employees gained from the acquisition of Alterra.
Professional fees expense increased by $1.4 million, or 73.0%, to $3.4 million for the year ended December 31, 2014 from $2.0 million for the year ended December 31, 2013. The increase in professional fees was primarily due to specifically identified costs totaling $990,000 related to the acquisition of Alterra.
During the years ended December 31, 2014 and 2013, we recognized a net gain on foreclosed properties of $10,000 and $117,000 respectively.
Other non-interest expense decreased by $2.2 million, or 48.2%, to $2.4 million for the year ended December 31, 2014 compared to $4.7 million for the same time period of 2013. The decrease in other non-interest expense was primarily due to a one-time endowment to the Foundation in the amount of $1.3 million in 2013.

Income Taxes
Income tax expense was $7.1 million for the year ended December 31, 2014 compared to $7.4 million for the year ended December 31, 2013. The overall decrease in tax expense is primarily due to usage of federal new market tax credits, partially offset by an increased level of pre-tax income in comparison to the prior year. The effective tax rate for the year ended December 31, 2014 was 33.4% compared to 35.0% for the year ended December 31, 2013. During the fourth quarter of 2014, we invested in a federal new market tax credit that reduced our tax expense by $375,000. We did not utilize any federal new market tax credits in 2013.

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
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2015 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment test in July 2015, utilizing a qualitative assessment. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 6 – Goodwill and Other Intangible Assets, of the notes to consolidated financial statements, for a detailed discussion of the factors considered by management in the qualitative assessment. Based on this assessment, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for the reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the July 2015 impairment testing that have changed the Corporation's impairment assessment conclusion.

Income Taxes. FBFS and its wholly owned subsidiaries file a consolidated federal income tax return, a combined Wisconsin state tax return and a Kansas state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analysis of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences, and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We have made our best estimate of valuation allowances utilizing positive and negative evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine if valuation allowances were needed for deferred tax assets. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See also Note 16 – Income Taxes, of the notes to consolidated financial statements.
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
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2015. Given the current low interest rate environment, we do not expect that interest rates will fall by greater than 50 basis points from December 31, 2015 levels.

Change in interest rates in basis points	Down 50	No Change	Up 100	Up 200	Up 300	Up 400
Impact on net interest income	(2.82)%	—	2.30%	8.22%	14.23%	20.25%
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2015, our interest-bearing liabilities have the general characteristics that will allow them to reprice faster than interest-earning assets over the next 12 months while our interest-earning assets will reprice faster than interest-bearing-liabilities thereafter. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization.

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
The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2015
	Within 3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars In Thousands)
Assets:
Short-term investments	$94,819	$3,125	$980	$—	$98,924
Investment securities	13,058	30,810	97,707	36,105	177,680
Commercial loans	207,247	30,351	84,116	11,060	332,774
Real estate loans	311,966	93,972	360,976	119,432	886,346
Asset-based loans	174,922	—	—	—	174,922
Lease receivables	894	3,780	11,927	920	17,521
Consumer loans	776	59	871	1	1,707
Total earning assets	$803,682	$162,097	$556,577	$167,518	$1,689,874
Liabilities
Interest-bearing transaction	$165,921	$—	$—	$—	$165,921
Money market accounts	612,642	—	—	—	612,642
Time deposits under $250,000	34,533	146,260	336,598	39,624	557,015
Time deposits $250,000 and over	5,998	3,672	785	—	10,455
FHLB advances	1,500	3,000	3,500	—	8,000
Short-term borrowings	2,510	—	—	—	2,510
Long-term debt	2,628	—	21,215	10,990	34,833
Total interest-bearing liabilities	$825,732	$152,932	$362,098	$50,614	$1,391,376
Interest rate gap	$(22,050)	$9,165	$194,479	$116,904	$298,498
Cumulative interest rate gap	$(22,050)	$(12,885)	$181,594	$298,498
Cumulative interest rate gap to total earning assets	(1.30)%	(0.76)%	10.75%	17.66%

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,640	$14,881
Short-term investments	98,924	88,356
Cash and cash equivalents	113,564	103,237
Securities available-for-sale, at fair value	140,548	144,698
Securities held-to-maturity, at amortized cost	37,282	41,563
Loans held for sale	2,702	1,340
Loans and leases receivable, net of allowance for loan and lease losses of $16,316 and $14,329, respectively	1,414,649	1,265,098
Premises and equipment, net	3,954	3,943
Foreclosed properties	1,677	1,693
Cash surrender value of bank-owned life insurance	28,298	27,314
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,843	2,340
Accrued interest receivable and other assets	24,882	26,217
Goodwill and other intangible assets	12,493	11,944
Total assets	$1,782,892	$1,629,387
Liabilities and Stockholders’ Equity
Deposits	$1,577,231	$1,438,268
Federal Home Loan Bank and other borrowings	35,226	33,994
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	9,288	9,062
Total liabilities	1,632,060	1,491,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,922,375 and 9,074,852 shares issued, 8,699,410 and 8,671,854 shares outstanding at December 31, 2015 and 2014, respectively	89	45
Additional paid-in capital	76,549	74,963
Retained earnings	80,584	67,886
Accumulated other comprehensive (loss) income	(80)	218
Treasury stock (222,965 and 201,499 shares at December 31, 2015 and 2014, respectively), at cost	(6,310)	(5,364)
Total stockholders’ equity	150,832	137,748
Total liabilities and stockholders’ equity	$1,782,892	$1,629,387
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$69,135	$54,047	$50,238
Securities income	2,962	3,342	3,315
Short-term investments	374	312	257
Total interest income	72,471	57,701	53,810
Interest expense
Deposits	10,877	9,470	9,739
Notes payable and other borrowings	1,842	989	855
Junior subordinated notes	1,112	1,112	1,111
Total interest expense	13,831	11,571	11,705
Net interest income	58,640	46,130	42,105
Provision for loan and lease losses	3,386	1,236	(959)
Net interest income after provision for loan and lease losses	55,254	44,894	43,064
Non-interest income
Trust and investment services fee income	4,954	4,434	3,756
Gain on sale of SBA loans	3,999	318	—
Gain on sale of residential mortgage loans	729	74	—
Service charges on deposits	2,812	2,469	2,150
Loan fees	2,187	1,577	1,295
Increase in cash surrender value of bank-owned life insurance	960	862	845
Other	1,370	369	396
Total non-interest income	17,011	10,103	8,442
Non-interest expense
Compensation	28,543	21,477	18,278
Occupancy	1,973	1,391	1,268
Professional fees	4,893	3,405	1,968
Data processing	2,378	1,710	1,500
Marketing	2,585	1,662	1,355
Equipment	1,230	650	528
FDIC insurance	920	758	741
Collateral liquidation costs	472	320	196
Net gain on foreclosed properties	(171)	(10)	(117)
Other	4,551	2,412	4,654
Total non-interest expense	47,374	33,775	30,371
Income before income tax expense	24,891	21,222	21,135
Income tax expense	8,377	7,083	7,389
Net income	$16,514	$14,139	$13,746
Earnings per common share:
Basic	$1.90	$1.76	$1.75
Diluted	1.90	1.75	1.74
Dividends declared per share	0.44	0.42	0.28
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Net income	$16,514	$14,139	$13,746
Other comprehensive (loss) income, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(719)	1,619	(4,092)
Securities held-to-maturity:
Unrealized losses transferred during the period	—	(874)	—
Amortization of net unrealized losses transferred	233	167	—
Income tax benefit (expense)	188	(352)	1,567
Total other comprehensive (loss) income	(298)	560	(2,525)
Comprehensive income	$16,216	$14,699	$11,221
See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2012	7,833,334	$40	$53,504	$45,599	$2,183	$(1,787)	$99,539
Net income	—	—	—	13,746	—	—	13,746
Other comprehensive loss	—	—	—	—	(2,525)	—	(2,525)
Exercise of stock options	139,368	1	1,473	—	—	—	1,474
Share-based compensation - restricted shares	50,060	—	660	—	—	—	660
Share-based compensation - tax benefits	—	—	365	—	—	—	365
Cash dividends ($0.28 per share)	—	—	—	(2,202)	—	—	(2,202)
Treasury stock purchased	(134,768)	—	—	—	—	(1,782)	(1,782)
Balance at December 31, 2013	7,887,994	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	14,139	—	—	14,139
Other comprehensive income	—	—	—	—	560	—	560
Issuance of common stock	720,162	3	16,554	—	—	—	16,557
Exercise of stock options	78,000	1	936	—	—	—	937
Share-based compensation - restricted shares	64,522	—	887	—	—	—	887
Share-based compensation - tax benefits	—	—	584	—	—	—	584
Cash dividends ($0.42 per share)	—	—	—	(3,396)	—	—	(3,396)
Treasury stock purchased	(78,824)	—	—	—	—	(1,795)	(1,795)
Balance at December 31, 2014	8,671,854	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	16,514	—	—	16,514
Other comprehensive loss	—	—	—	—	(298)	—	(298)
Common stock dividends	—	44	(44)	—	—	—	—
Exercise of stock options	24,000	—	300	—	—	—	300
Share-based compensation - restricted shares	45,347	—	1,063	—	—	—	1,063
Share-based compensation - tax benefits	—	—	267	—	—	—	267
Cash dividends ($0.44 per share)	—	—	—	(3,816)	—	—	(3,816)
Treasury stock purchased	(41,791)	—	—	—	—	(946)	(946)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Operating activities
Net income	$16,514	$14,139	$13,746
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,158	1,389	2,428
Provision for loan and lease losses	3,386	1,236	(959)
Depreciation, amortization and accretion, net	(90)	1,870	2,322
Share-based compensation	1,063	887	660
Increase in cash surrender value of bank-owned life insurance	(960)	(862)	(845)
Origination of loans for sale	(70,254)	(9,392)	—
Sale of loans originated for sale	77,333	6,651	—
Gain on sale of loans originated for sale	(4,728)	(392)	—
Net gain on foreclosed properties, including impairment valuation	(171)	(10)	(117)
Excess tax benefit from share-based compensation	(267)	(584)	(365)
(Increase) decrease in accrued interest receivable and other assets	(1,033)	(5,448)	2,713
Increase (decrease) in accrued interest payable and other liabilities	1,269	2,390	(3,681)
Net cash provided by operating activities	23,220	11,874	15,902
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	42,899	44,148	62,520
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	4,349	2,211	—
Purchases of available-for-sale securities	(40,721)	(52,947)	(48,048)
Proceeds from sale of foreclosed properties	528	255	2,739
Net increase in loans and leases	(155,204)	(299,095)	(70,912)
Net cash associated with the Alterra Bank acquisition	—	(11,957)	—
Investment in community historic and development entities	(578)	(7,500)	—
Investments in limited partnerships	—	(1,000)	(1,250)
Distributions from limited partnerships	459	722	672
Investment in FHLB and FRB Stock	(1,352)	(1,459)	(1,185)
Proceeds from sale of FHLB Stock	849	373	1,074
Purchases of leasehold improvements and equipment, net	(789)	(3,190)	(531)
Proceeds from sale of leasehold improvements and equipment, net	—	—	30
Increase in bank owned life insurance policies	—	(3,285)	—
Premium payment on bank owned life insurance policies	(25)	(25)	(25)
Net cash used in investing activities	(149,585)	(332,749)	(54,916)
Financing activities
Net increase in deposits	139,469	308,413	37,601
Repayment of FHLB advances	(1,000)	—	(469)
Increase in FHLB advances	—	9,383	—
Net increase (decrease) in short-term borrowed funds	1,500	1,000	—
Net increase in long-term borrowed funds	918	675	—
Proceeds from issuance of subordinated notes payable, net of issuance costs	—	14,469	—
Repayment of subordinated notes payable	—	(4,000)	—
Excess tax benefit from share-based compensation	267	584	365
Common stock issuance	—	16,557	—
Cash dividends paid	(3,816)	(3,396)	(2,475)
Exercise of stock options	300	936	1,474
Purchase of treasury stock	(946)	(1,795)	(1,782)
Net cash provided by financing activities	136,692	342,826	34,714
Net increase (decrease) in cash and cash equivalents	10,327	21,951	(4,300)

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash and cash equivalents at the beginning of the period	103,237	81,286	85,586
Cash and cash equivalents at the end of the period	$113,564	$103,237	$81,286
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$13,639	$11,048	$12,365
Income taxes paid	5,668	7,221	6,089
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	—	44,587	—
Transfer of loans from held-to-maturity to held-for-sale	4,336	—	—
Unrealized loss on transfer of securities from available-for-sale to held-to-maturity	—	(874)	—
Foreclosed properties acquired in acquisition, at fair value	—	1,605	—
Transfer to foreclosed properties	341	—	1,381
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Oshkosh, Appleton, Green Bay and Manitowoc,Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”) and BOC Investment, LLC (“BOC”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
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
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2015 and 2014.
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
Loans Held for Sale. Residential real estate loans and the guaranteed portion of SBA loans which are originated and intended for sale in the secondary market in the foreseeable future are classified as held for sale. These loans are carried at the lower of cost or estimated market value in the aggregate. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the statement of cash flows. Fees received from the borrower and direct costs to originate the loan are deferred and recognized as part of the gain or loss on sale. There was $2.7 million and $1.3 million in loans held for sale outstanding at December 31, 2015 and 2014, respectively.
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
Interest on non-impaired loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is considered impaired and placed on a non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or lease is placed on non-accrual, the interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce loan principal. If collectability of the contractual payments is not in doubt, payments may be applied to interest for interest amounts due on a cash basis. As soon as it is determined with certainty that the principal of an impaired loan or lease is uncollectable either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan or lease is charged off. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectability of total contractual principal and interest is no longer doubtful.
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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems appropriate to absorb probable and estimable losses inherent in the loan and lease portfolios. The methodology applied for determining inherent losses stems from current risk characteristics of the loan and lease portfolio, an assessment of individual impaired and other problem loans and leases, actual loss experience and adverse situations that may affect the borrower’s ability to repay. The methodology also focuses on evaluation of several factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries, and other qualitative and quantitative factors that could affect credit losses. Some impaired and other loans and leases have risk characteristics that are unique to an individual borrower and the loss must be estimated on an individual basis. Other impaired and problem loans and leases may have risk characteristics similar to other loans and leases and bear similar inherent risk of loss. Such loans and leases, which are not individually reviewed and measured for impairment, are aggregated and historical loss statistics are used to determine the risk of loss.
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
The allowance for loan and lease losses contains specific allowances established for expected losses on impaired loans and leases. Impaired loans and leases are defined as loans and leases for which, based on current information and events, it is probable that the Corporation will be unable to collect scheduled principal and interest payments according to the contractual terms of the loan or lease agreement. Loans and leases subject to impairment are defined as non-accrual and restructured loans and leases.
Impaired loans and leases are evaluated on an individual basis to determine the amount of specific reserve or charge-off required, if any. Smaller balance (individually less than $50,000) loans and leases are collectively evaluated for impairment as allowed under applicable accounting standards.
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
Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the valuation allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. For the years ended December 31, 2015, 2014 and 2013, no interest income was recognized due to the increase of the present value of future cash flows attributable to the passage of time. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in cash surrender value of life insurance on the consolidated balance sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies was $67.1 million as of December 31, 2015. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of each of December 31, 2015 and 2014, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock. The Banks are required to maintain FHLB stock as members of the FHLB, and in amounts as required by these institutions. Alterra, as a state chartered member of the Federal Reserve Bank of Kansas City, is required to own shares of FRB stock. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to cost. At December 31, 2015, and 2014, the Banks had FHLB stock of $1.8 million. Alterra had FRB stock of $1.1 million and $533,000 at December 31, 2015 and 2014, respectively.

The Corporation periodically evaluates its holding in FHLB and FRB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB and FRB stock during the years ended December 31, 2015 and 2014.
Goodwill and Other Intangible Assets. The excess of the cost of the acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles and loan servicing rights. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of seven years. Loan servicing rights, when purchased, are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing income. The Corporation reviews other intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
Goodwill is not amortized but is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount (including goodwill). An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. See Note 6 for additional information on goodwill and other intangible assets.
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
All derivative instruments are to be carried at fair value on the consolidated balance sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. In 2015 and 2014, the Corporation solely utilized interest rate swaps which did not qualify for hedge accounting and therefore all changes in fair value and gains and losses on these instruments were reported in earnings as they occurred. The effects of netting arrangements are disclosed within the Notes of the Consolidated Financial Statements.

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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized holding gains and losses on available for sale securities, changes in deferred gains and losses on investment securities transferred from available for sale to held to maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2015, there were no items requiring reclassification out of accumulated other comprehensive income.
Earnings Per Share. Earnings per common share (“EPS”) is computed using the two-class method. Basic EPS is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Corporation’s common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.
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
On January 1, 2006, the Corporation adopted ASC Topic 718 using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a public entity. Under the prospective method, ASC Topic 718 must only be applied to the extent that those awards are subsequently modified, repurchased or canceled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of ASC Topic 718. Therefore, no stock-based compensation was recognized in the consolidated statements of income for the years ended December 31, 2015 or 2014, except with respect to restricted stock awards. Upon vesting of any options subject to ASC Topic 718, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Recent Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analysis that the guidance affects must be reconsidered. This includes the consolidation analysis for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting enterprise chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analysis must be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation intends to adopt the standard during the first quarter of 2016, as required, and with no expected material impact on its consolidated results of operations, financial position, or liquidity.
In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30), with an effective date for annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) that intends to simplify the presentation of debt issuance costs. This ASU is also effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-15 further addresses the presentation of debt issuance costs related to line-of-credit-arrangements and allows for an entity to present the debt issuance costs as an asset and amortize ratably over the term of the line-of-credit arrangement. The Corporation intends to adopt the standard during the first quarter of 2016, as required, and with no expected material impact on the its consolidated results of operations, financial position, or liquidity.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).” The ASU intends to simplify the accounting for measurement adjustments to prior business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this amendment with earlier application permitted for financial statements that have not been issued. The Corporation intends to adopt the standard during the first quarter of 2016, as required, and with no expected material impact on its consolidated results of operations, financial position, or liquidity.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Subtopic 825-10).” The ASU amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.

Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $14.6 million and $14.9 million at December 31, 2015 and 2014, respectively. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank (“FRB”) were $3.9 million and $1.2 million at December 31, 2015 and 2014, respectively. FRB balances were $84.9 million and $70.5 million at December 31, 2015 and 2014, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $98.9 million and $88.4 million at December 31, 2015 and 2014, respectively. Federal funds sold at December 31, 2015 and 2014 were $40,000 and $22,000, respectively and are included in short-term investments on the Consolidated Balance Sheets.

Note 3 – Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$2	$(32)	$8,017
Municipal obligations	4,278	12	(7)	4,283
Asset-backed securities	1,327	—	(58)	1,269
Collateralized mortgage obligations - government issued	43,845	814	(116)	44,543
Collateralized mortgage obligations - government-sponsored enterprises	82,707	145	(416)	82,436
	$140,204	$973	$(629)	$140,548

	As of December 31, 2014
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$9,046	$—	$(81)	$8,965
Municipal obligations	573	5	—	578
Asset-backed securities	1,514	—	(4)	1,510
Collateralized mortgage obligations - government issued	67,740	1,390	(256)	68,874
Collateralized mortgage obligations - government-sponsored enterprises	64,763	234	(226)	64,771
	$143,636	$1,629	$(567)	$144,698

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of December 31, 2015
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,495	$1	$(11)	$1,485
Municipal obligations	16,038	332	(5)	16,365
Asset-backed securities	—	—	—	—
Collateralized mortgage obligations - government issued	11,718	32	(41)	11,709
Collateralized mortgage obligations - government-sponsored enterprises	8,031	12	(44)	7,999
	$37,282	$377	$(101)	$37,558

	As of December 31, 2014
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$—	$(17)	$1,473
Municipal obligations	16,088	85	(18)	16,155
Asset-backed securities	—	—	—	—
Collateralized mortgage obligations - government issued	14,505	57	(31)	14,531
Collateralized mortgage obligations - government-sponsored enterprises	9,480	74	(19)	9,535
	$41,563	$216	$(85)	$41,694

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) and are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale during the years ended December 31, 2015 and 2014.
At December 31, 2015 and 2014, securities with a fair value of $23.0 million and $32.7 million, respectively, were pledged to secure interest rate swap contracts, outstanding FHLB advances, if any, and additional FHLB availability.

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due in one year through five years	13,511	13,505	3,890	3,899
Due in five through ten years	88,690	88,902	13,643	13,950
Due in over ten years	38,003	38,141	19,749	19,709
	$140,204	$140,548	$37,282	$37,558
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2015 and 2014. At December 31, 2015, the Corporation owned 87 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2015, the Corporation held 11 available-for-sale securities that had been in a continuous loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2015 and 2014.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,536	$13	$1,981	$19	$5,517	$32
Municipal obligations	2,403	7	—	—	2,403	7
Asset-backed securities	1,269	58	—	—	1,269	58
Collateralized mortgage obligations - government issued	3,373	19	5,687	97	9,060	116
Collateralized mortgage obligations - government-sponsored enterprises	59,992	373	1,717	43	61,709	416
	$70,573	$470	$9,385	$159	$79,958	$629

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,486	$12	$5,479	$69	$8,965	$81
Municipal obligations	—	—	—	—	—	—
Asset-backed securities	$—	$—	$1,510	$4	$1,510	$4
Collateralized mortgage obligations - government issued	9,201	50	9,536	206	18,737	256
Collateralized mortgage obligations - government-sponsored enterprises	29,498	97	4,993	129	34,491	226
	$42,185	$159	$21,518	$408	$63,703	$567
The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2015 and 2014. At December 31, 2015, the Corporation held 14 held-to-maturity securities that were in an unrecognized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were three held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of December 31, 2015. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2015 and 2014.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$11	$1,000	$11
Municipal obligations	436	4	199	1	635	5
Collateralized mortgage obligations - government issued	6,518	41	—	—	6,518	41
Collateralized mortgage obligations - government-sponsored enterprises	5,168	44	—	—	5,168	44
	$12,122	$89	$1,199	$12	$13,321	$101

	As of December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,490	$17	$—	$—	$1,490	$17
Municipal obligations	2,222	18	$—	$—	2,222	18
Collateralized mortgage obligations - government issued	3,247	$31	$—	$—	3,247	31
Collateralized mortgage obligations - government-sponsored enterprises	$3,076	$19	$—	$—	3,076	19
	$10,035	$85	$—	$—	$10,035	$85

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables, including loans held for sale, consist of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$176,322	$163,884
Commercial real estate — non-owner occupied	436,901	417,962
Construction and land development	160,404	121,160
Multi-family	80,254	72,578
1-4 family (1)	51,607	36,182
Total commercial real estate	905,488	811,766
Commercial and industrial (2)	473,592	416,654
Direct financing leases, net	31,093	34,165
Consumer and other
Home equity and second mortgages	8,237	7,866
Other	16,319	11,341
Total consumer and other	24,556	19,207
Total gross loans and leases receivable	1,434,729	1,281,792
Less:
Allowance for loan and lease losses	16,316	14,329
Deferred loan fees	1,062	1,025
Loans and leases receivable, net	$1,417,351	$1,266,438

(1)	Includes residential real estate loans held for sale totaling $1.3 million, as of December 31, 2015 and $1.3 million as of December 31, 2014.

(2)	Includes guaranteed portion of SBA loans held for sale totaling $1.4 million as of December 31, 2015.

During the years ended December 31, 2015 and 2014, $128.2 million and $29.1 million of loans were transferred to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore $128.2 million and $29.1 million during the years ended December 31, 2015 and 2014, respectively, have been derecognized in the audited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the loans by way of relationship management and servicing the loans;

however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts, that would preclude the application of sale accounting treatment. Loan participations were transferred at their fair value and no gain or loss was recognized upon the transfer, as the participation interest was transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represent adequate compensation. Gain on sale of SBA loans was $4.0 million and $318,000 for the years ended December 31, 2015 and 2014. No gain on sale of SBA loans was recorded in 2013. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 was $467,000 and $482,000, respectively.
The total amount of outstanding loans transferred to third parties as loan participations sold as of December 31, 2015 and December 31, 2014 was $169.2 million and $116.6 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities. As of December 31, 2015 and December 31, 2014, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $136.8 million and $96.4 million, respectively. As of December 31, 2015, $1.8 million of loans in this participation sold portfolio were considered impaired as compared to $1.2 million as of December 31, 2014. The Corporation does not share in the participant’s portion of the charge-offs.
The Corporation sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the year ended December 31, 2015 and 2014 was $32.6 million and $4.9 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the year ended December 31, 2015 and 2014 were derecognized when sold in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the transactions by way of relationship management; however, there are no further obligations of the Corporation, other than standard representations and warranties related to the sold amount, that would preclude the application of sale accounting treatment. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.
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
The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit impaired loans as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In Thousands)
Contractually required payments	$5,291	$6,874
Fair value of credit impaired loans acquired	$3,250	$4,025
The following table presents a rollforward of the accretable yield for the year ended December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
	(In Thousands)
Accretable yield, beginning of period	$676	$683
Accretion recognized in earnings	(50)	(7)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(60)	—
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(152)	—
Accretable yield, end of period	$414	$676

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.
Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2015 and 2014, loans aggregating approximately $6.9 million and $4.4 million, respectively, were outstanding to such parties. New loans granted to such parties during the years ended December 31, 2015 and 2014 were approximately $3.9 million and $1.8 million and repayments on such loans were approximately $1.4 million and $392,000, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans not related to the lender. None of these loans were considered impaired.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2015 and 2014:

	Category
As of December 31, 2015	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$156,379	$7,654	$9,311	$2,978	$176,322
Commercial real estate — non-owner occupied	410,517	20,662	3,408	2,314	436,901
Construction and land development	151,508	3,092	874	4,930	160,404
Multi-family	79,368	884	—	2	80,254
1-4 family (1)	42,389	3,985	1,865	3,368	51,607
Total commercial real estate	840,161	36,277	15,458	13,592	905,488

Commercial and industrial (2)	431,598	7,139	25,706	9,149	473,592

Direct financing leases, net	29,514	1,013	528	38	31,093

Consumer and other:
Home equity and second mortgages	7,497	—	141	599	8,237
Other	15,616	48	—	655	16,319
Total consumer and other	23,113	48	141	1,254	24,556

Total gross loans and leases receivable	$1,324,386	$44,477	$41,833	$24,033	$1,434,729
Category as a % of total portfolio	92.30%	3.10%	2.92%	1.68%	100.00%

(1)	Includes residential real estate loans held for sale totaling $1.3 million in Category I.

(2)	Includes guaranteed portion of SBA loans held for sale totaling $1.4 million in Category I.

	Category
As of December 31, 2014	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$131,094	$15,592	$16,621	$577	$163,884
Commercial real estate — non-owner occupied	378,671	20,823	17,498	970	417,962
Construction and land development	100,934	8,193	6,876	5,157	121,160
Multi-family	70,897	751	913	17	72,578
1-4 family (1)	25,997	5,278	3,336	1,571	36,182
Total commercial real estate	707,593	50,637	45,244	8,292	811,766

Commercial and industrial	383,755	18,524	12,026	2,349	416,654

Direct financing leases, net	32,756	1,120	289	—	34,165

Consumer and other:
Home equity and second mortgages	7,039	205	189	433	7,866
Other	10,570	50	—	721	11,341
Total consumer and other	17,609	255	189	1,154	19,207

Total gross loans and leases receivable	$1,141,713	$70,536	$57,748	$11,795	$1,281,792
Category as a % of total portfolio	89.07%	5.50%	4.51%	0.92%	100.00%

(1)	Includes residential real estate loans held for sale totaling $1.3 million in Category I.

Credit underwriting through a committee process is a key component of the Corporation’s operating philosophy. Business development officers have relatively low individual lending authority limits, and thus a significant portion of the Corporation’s new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, asset quality grade of the credit, amount of the credit, or the related complexities of each proposal. In addition, the Corporation makes every effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect the Corporation’s interest in the related loan or lease.
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
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends and collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are considered performing but are monitored frequently by the assigned business development officer and by the Banks’ credit committees.

Category III — Loans and leases in this category are identified by the Corporation’s business development officers and senior management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. However, management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category. Therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and credit committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases include those which have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the contractual principal and interest in accordance with the contractual terms of the agreement and loans and leases considered performing troubled debt restructurings. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually, or more frequently as circumstances warrant, for impaired loans and leases that are primarily secured by real estate or equipment. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $26.8 million and $27.1 million of loans and leases as Substandard as of December 31, 2015 and 2014, respectively. No loans were considered Special Mention, Doubtful or Loss as of either December 31, 2015 and 2014. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2015 and 2014 were as follows:

As of December 31, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$173,416	$173,416
Non-owner occupied	—	—	—	—	435,222	435,222
Construction and land development	—	—	—	—	155,675	155,675
Multi-family	—	—	—	—	80,252	80,252
1-4 family (1)	78	—	—	78	48,918	48,996
Commercial & industrial (2)	—	—	—	—	464,456	464,456
Direct financing leases, net	—	—	—	—	31,055	31,055
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,695	7,695
Other	—	—	—	—	15,664	15,664
Total	$78	$—	$—	$78	$1,412,353	$1,412,431
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$2,434	$2,907
Non-owner occupied	—	—	—	—	1,678	1,678
Construction and land development	397	—	—	397	4,332	4,729
Multi-family	—	—	—	—	2	2
1-4 family	430	34	895	1,359	1,252	2,611
Commercial & industrial	2,077	—	564	2,641	6,495	9,136
Direct financing leases, net	—	—	—	—	38	38
Consumer and other:
Home equity and second mortgages	—	—	250	250	292	542
Other	—	—	655	655	—	655
Total	$2,904	$507	$2,364	$5,775	$16,523	$22,298
Total loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$175,850	$176,323
Non-owner occupied	—	—	—	—	436,900	436,900
Construction and land development	397	—	—	397	160,007	160,404
Multi-family	—	—	—	—	80,254	80,254
1-4 family	508	34	895	1,437	50,170	51,607
Commercial & industrial	2,077	—	564	2,641	470,951	473,592
Direct financing leases, net	—	—	—	—	31,093	31,093
Consumer and other:
Home equity and second mortgages	—	—	250	250	7,987	8,237
Other	—	—	655	655	15,664	16,319
Total	$2,982	$507	$2,364	$5,853	$1,428,876	$1,434,729
Percent of portfolio	0.21%	0.04%	0.16%	0.41%	99.59%	100.00%

(1)	Includes residential real estate loans held for sale totaling $1.3 million.

(2)	Includes guaranteed portion of SBA loans held for sale totaling $1.4 million.

As of December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,384	$163,384
Non-owner occupied	—	—	—	—	417,676	417,676
Construction and land development	—	—	—	—	116,228	116,228
Multi-family	—	—	—	—	72,561	72,561
1-4 family (1)	—	—	—	—	35,492	35,492
Commercial & industrial	—	—	—	—	414,336	414,336
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,537	7,537
Other	—	—	—	—	10,621	10,621
Total	$—	$—	$—	$—	$1,272,000	$1,272,000
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$500	$500
Non-owner occupied	—	215	—	215	71	286
Construction and land development	—	193	—	193	4,739	4,932
Multi-family	—	—	—	—	17	17
1-4 family	—	106	306	412	278	690
Commercial & industrial	364	146	736	1,246	1,072	2,318
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	329	329
Other	—	—	720	720	—	720
Total	$364	$660	$1,762	$2,786	$7,006	$9,792
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$163,884	$163,884
Non-owner occupied	—	215	—	215	417,747	417,962
Construction and land development	—	193	—	193	120,967	121,160
Multi-family	—	—	—	—	72,578	72,578
1-4 family	—	106	306	412	35,770	36,182
Commercial & industrial	364	146	736	1,246	415,408	416,654
Direct financing leases, net	—	—	—	—	34,165	34,165
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,866	7,866
Other	—	—	720	720	10,621	11,341
Total	$364	$660	$1,762	$2,786	$1,279,006	$1,281,792
Percent of portfolio	0.03%	0.05%	0.14%	0.22%	99.78%	100.00%

(1)	Includes residential real estate loans held for sale totaling $1.3 million.

The Corporation’s total impaired assets consisted of the following at December 31, 2015 and 2014, respectively.

	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$2,907	$500
Commercial real estate — non-owner occupied	1,678	286
Construction and land development	4,729	4,932
Multi-family	2	17
1-4 family	2,611	690
Total non-accrual commercial real estate	11,927	6,425
Commercial and industrial	9,136	2,318
Direct financing leases, net	38	—
Consumer and other:
Home equity and second mortgages	542	329
Other	655	720
Total non-accrual consumer and other loans	1,197	1,049
Total non-accrual loans and leases	22,298	9,792
Foreclosed properties, net	1,677	1,693
Total non-performing assets	23,975	11,485
Performing troubled debt restructurings	1,735	2,003
Total impaired assets	$25,710	$13,488

	December 31, 2015	December 31, 2014
Total non-accrual loans and leases to gross loans and leases	1.55%	0.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.67	0.89
Total non-performing assets to total assets	1.34	0.70
Allowance for loan and lease losses to gross loans and leases	1.14	1.12
Allowance for loan and lease losses to non-accrual loans and leases	73.17	146.33

As of December 31, 2015 and December 31, 2014, $16.2 million and $7.4 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of December 31, 2015, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of December 31, 2015			As of December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	3	$1,209	$1,188	2	$624	$577
Commercial real estate — non-owner occupied	5	1,150	904	5	1,095	970
Construction and land development	3	6,034	4,593	4	6,260	5,157
Multi-family	1	184	2	1	184	17
1-4 family	15	2,035	1,869	16	2,119	1,368
Commercial and industrial	10	7,572	8,330	4	361	155
Consumer and other:
Home equity and second mortgage	4	461	349	6	772	431
Other	1	2,076	655	2	2,080	721
Total	42	$20,721	$17,890	40	$13,495	$9,396

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.
As of December 31, 2015 and 2014, our troubled debt restructurings grouped by type of concession were as follows:

	As of December 31, 2015		As of December 31, 2014
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$24	1	$39
Interest rate concession	1	55	1	65
Combination of extension and interest rate concession	25	8,477	26	7,984
Commercial and industrial
Combination of extension and interest rate concession	10	8,330	4	155
Consumer and other
Extension of term	1	655	3	753
Combination of extension and interest rate concession	4	349	5	400
Total	42	$17,890	40	$9,396

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2015
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,164	$2,164	$—	$712	$53	$12	$41
Non-owner occupied	2,314	2,355	—	962	25	—	25
Construction and land development	4,533	7,203	—	4,807	133	—	133
Multi-family	2	369	—	10	27	—	27
1-4 family	2,423	2,486	—	1,604	82	4	78
Commercial and industrial	2,546	2,590	—	544	172	6	166
Direct financing leases, net	38	38	—	4	—	—	—
Consumer and other:
Home equity and second mortgages	500	500	—	390	23	63	(40)
Other	655	1,321	—	688	82	—	82
Total	$15,175	$19,026	$—	$9,721	$597	$85	$512
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$814	$814	$20	$215	$7	$2	$5
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	397	397	48	34	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	945	950	173	605	34	—	34
Commercial and industrial	6,603	6,603	847	810	102	—	102
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	99	99	25	58	10	—	10
Other	—	—	—	—	—	—	—
Total	$8,858	$8,863	$1,113	$1,722	$153	$2	$151
Total:
Commercial real estate:
Owner occupied	$2,978	$2,978	$20	$927	$60	$14	$46
Non-owner occupied	2,314	2,355	—	962	25	—	25
Construction and land development	4,930	7,600	48	4,841	133	—	133
Multi-family	2	369	—	10	27	—	27
1-4 family	3,368	3,436	173	2,209	116	4	112
Commercial and industrial	9,149	9,193	847	1,354	274	6	268
Direct financing leases, net	38	38	—	4	—	—	—
Consumer and other:
Home equity and second mortgages	599	599	25	448	33	63	(30)
Other	655	1,321	—	688	82	—	82
Grand total	$24,033	$27,889	$1,113	$11,443	$750	$87	$663

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2014
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	921	921	—	349	22	—	22
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,181	1,218	—	380	15	12	3
Commercial and industrial	2,316	2,926	—	6,141	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	380	380	—	495	18	—	18
Other	721	1,389	—	768	87	—	87
Total	$11,270	$15,623	$—	$13,926	$843	$740	$103
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	49	89	49	52	4	—	4
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	390	390	155	405	18	—	18
Commercial and industrial	33	33	33	34	—	—	—
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	53	53	53	57	5	—	5
Other	—	—	—	—	—	—	—
Total	$525	$565	$290	$548	$27	$—	$27
Total:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	970	1,010	49	401	26	—	26
Construction and land development	5,157	7,828	—	5,285	155	—	155
Multi-family	17	384	—	24	53	—	53
1-4 family	1,571	1,608	155	785	33	12	21
Commercial and industrial	2,349	2,959	33	6,175	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	433	433	53	552	23	—	23
Other	721	1,389	—	768	87	—	87
Grand total	$11,795	$16,188	$290	$14,474	$870	$740	$130

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2013
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	229	229	—	1,586	198	17	181
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	244	244	—	405	31	34	(3)
Commercial and industrial	555	766	—	434	97	114	(17)
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	518	518	—	593	37	3	34
Other	795	1,461	—	942	100	—	100
Total	$8,200	$12,115	$—	$10,824	$816	$221	$595
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	54	94	54	88	6	—	6
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	422	422	155	437	18	—	18
Commercial and industrial	7,488	7,488	131	670	42	—	42
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	62	62	62	65	5	—	5
Other	—	—	—	—	—	—	—
Total	$8,026	$8,066	$402	$1,260	$71	$—	$71
Total:
Commercial real estate:
Owner occupied	$339	$339	$—	$715	$57	$50	$7
Non-owner occupied	283	323	54	1,674	204	17	187
Construction and land development	5,489	8,160	—	5,777	203	3	200
Multi-family	31	398	—	366	93	—	93
1-4 family	666	666	155	842	49	34	15
Commercial and industrial	8,043	8,254	131	1,104	139	114	25
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	580	580	62	658	42	3	39
Other	795	1,461	—	942	100	—	100
Grand total	$16,226	$20,181	$402	$12,084	$887	$221	$666

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans’ and leases’ recorded investment and the unpaid principal balance of $3.9 million, $4.4 million and $4.0 million as of December 31, 2015, 2014 and 2013, respectively, represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being less than the carrying values of the loans and leases. Impaired loans and leases also included $1.7 million, $2.0 million and $371,000 of loans and leases as of December 31, 2015, 2014 and 2013, respectively, that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accruals are discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of contractual principal and interest payments is in doubt, cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2015
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(793)	(711)	(9)	(1,513)
Recoveries	104	6	4	114
Provision	3,290	(400)	496	3,386
Ending balance	$11,220	$4,387	$709	$16,316
Ending balance: individually evaluated for impairment	$240	$847	$26	$1,113
Ending balance: collectively evaluated for impairment	$10,980	$3,540	$683	$15,203
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$905,488	$504,685	$24,556	$1,434,729
Ending balance: individually evaluated for impairment	$10,849	$8,942	$1,061	$20,852
Ending balance: collectively evaluated for impairment	$891,897	$495,497	$23,302	$1,410,696
Ending balance: loans acquired with deteriorated credit quality	$2,742	$246	$193	$3,181
Allowance as % of gross loans and leases	1.24%	0.87%	2.89%	1.14%

	As of and for the Year Ended December 31, 2014
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$9,055	$4,573	$273	$13,901
Charge-offs	(631)	(600)	(2)	(1,233)
Recoveries	44	369	12	425
Provision	151	1,150	(65)	1,236
Ending balance	$8,619	$5,492	$218	$14,329
Ending balance: individually evaluated for impairment	$204	$33	$53	$290
Ending balance: collectively evaluated for impairment	$8,414	$5,368	$165	$13,947
Ending balance: loans acquired with deteriorated credit quality	$1	$91	$—	$92
Loans and lease receivables:
Ending balance, gross	$811,766	$450,819	$19,207	$1,281,792
Ending balance: individually evaluated for impairment	$4,877	$1,669	$1,154	$7,700
Ending balance: collectively evaluated for impairment	$803,475	$448,469	$18,053	$1,269,997
Ending balance: loans acquired with deteriorated credit quality	$3,414	$681	$—	$4,095
Allowance as % of gross loans and leases	1.06%	1.22%	1.14%	1.12%

	As of and for the Year Ended December 31, 2013
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$10,693	$4,336	$371	$15,400
Charge-offs	(896)	(14)	(4)	(914)
Recoveries	353	16	5	374
Provision	(1,095)	235	(99)	(959)
Ending balance	$9,055	$4,573	$273	$13,901
Ending balance: individually evaluated for impairment	$209	$131	$62	$402
Ending balance: collectively evaluated for impairment	$8,846	$4,442	$211	$13,499
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$645,111	$319,617	$17,244	$981,972
Ending balance: individually evaluated for impairment	$5,379	$8,043	$1,375	$14,797
Ending balance: collectively evaluated for impairment	$638,303	$311,574	$15,869	$965,746
Ending balance: loans acquired with deteriorated credit quality	$1,429	$—	$—	$1,429
Allowance as % of gross loans and leases	1.40%	1.43%	1.58%	1.42%

The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2015	2014
	(In Thousands)
Minimum lease payments receivable	$27,361	$31,204
Estimated unguaranteed residual values in leased property	7,036	7,053
Initial direct costs	158	208
Unearned lease and residual income	(3,462)	(4,300)
Investment in commercial direct financing leases	$31,093	$34,165
There were no impairments of residual value of leased property during the years ended December 31, 2015, 2014 and 2013.
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.
Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2016	$7,584
2017	6,636
2018	6,334
2019	3,787
2020	2,533
Thereafter	487
$27,361

Note 5 – Premises and Equipment
A summary of premises and equipment at December 31, 2015 and 2014 is as follows:

	As of December 31,
	2015	2014
	(In Thousands)
Land	$650	$650
Building and leasehold improvements	2,879	2,776
Furniture and equipment	4,893	4,339
Construction and purchases in progress	28	52
	8,450	7,817
Less: accumulated depreciation	(4,496)	(3,874)
Total premises and equipment, net	$3,954	$3,943
Depreciation expense was $746,000, $385,000 and $313,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 6 – Goodwill and Other Intangible Assets
Goodwill is not amortized. Goodwill, as well as intangible assets, are subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of Alterra below its carrying amount (including goodwill). At December 31, 2015 and 2014, the Corporation had goodwill of $10.7 million.

The Corporation conducted its most recent annual impairment testing in July 2015, utilizing a qualitative assessment. Management evaluated several factors to perform the qualitative assessment, including but not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance of Alterra (both current and projected), other Alterra-specific events, and changes in the Corporation’s common stock price. Based on these assessments, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for Alterra. Therefore, a step one quantitative analysis was not required. There were no events since the July 2015 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2015 and 2014, and no goodwill recorded in 2013.
The Corporation has intangible assets that are amortized consisting of loan servicing rights and core deposit intangibles.
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
The estimated fair value of the Corporation’s loan servicing asset was $1.6 million and $943,000 as of December 31, 2015 and 2014, respectively. This servicing asset represents the servicing rights retained upon sale of the guaranteed portion of certain SBA loans. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio.
For the year ended December 31, 2015 and 2014, loan servicing asset amortization totaled $197,000 and $24,000, respectively. The Corporation had no loan servicing asset outstanding in 2013.
Changes in the gross carrying amount, accumulated amortization and net book value of core deposit intangibles were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Core deposit intangibles:
Gross carrying amount	$347	$347	$—
Less: accumulated amortization	(83)	(12)	—
Net book value	$264	$335	$—
Amortization during the period	$(71)	$(12)	$—
Estimated amortization expense of core deposit intangibles for fiscal years 2016 through 2020 are as follows:

Core deposit intangibles
(In Thousands)
Estimate for the year ended December 31,
2016	$62
2017	54
2018	47
2019	40
2020	35
Thereafter	26
$264

Note 7 – Other Assets
The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. The Corporation’s share of the partnerships’ income or loss included in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 was income of $481,000 and $774,000, and a loss of $437,000, respectively. The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $1.0 million and $1.1 million recorded as of December 31, 2015 and 2014, respectively. The Corporation had a remaining commitment to provide funds of $960,000 at December 31, 2015. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $2.2 million and $2.1 million as of December 31, 2015 and 2014, respectively. The Corporation had a remaining commitment to provide funds of $2.8 million at December 31, 2015.
The Corporation invested in a community development entity (“CDE”) through Rimrock Road Investment Fund LLC (“Rimrock”), a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At December 31, 2015 and 2014, Rimrock had one CDE investment, with a net carrying value of $7.5 million. Rimrock did not have any outstanding CDE investments in 2013. Due to the Corporation’s inability to exercise any significant influence over the investment in the qualified CDE, it is accounted for using the cost method. The investment provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Rimrock must be invested in the qualified CDE on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the CDE ceases to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investment in the CDE cannot be redeemed before the end of the seven-year period.
The remaining federal new market tax credit to be utilized over a maximum of seven years was $2.2 million as of December 31, 2015. The Corporation’s usage of the federal new market tax credit was approximately $375,000 during both 2015 and 2014. No federal new market tax credits were used in 2013.
In 2015, the Corporation also invested in a development entity through BOC Investment, LLC (“BOC”), a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At December 31, 2015, the net carrying value of the investment was $578,000. The aggregate capital contributions to the project will be an amount not exceeding $3.5 million. The investment provides federal historic tax credits upon the completion of the restoration project. No federal historic tax credits were used in 2015.
The Corporation is the sole owner of $315,000 of common securities issued by FBFS Statutory Trust II, a Delaware business trust (“Trust II”). The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate trust preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2015 and 2014 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets is as follows:

	As of December 31,
	2015	2014
	(In Thousands)
Accrued interest receivable	$4,412	$3,932
Deferred tax assets, net	2,633	3,603
Investment in limited partnerships	3,215	3,193
Investment in community development entity	7,500	7,500
Investment in historic development entity	578	—
Investment in Trust II	315	315
Fair value of interest rate swaps	552	575
Prepaid expenses	2,175	2,217
Other	3,502	4,882
Total accrued interest receivable and other assets	$24,882	$26,217

Note 8 – Deposits
The composition of deposits at December 31, 2015 and 2014 was as follows. Weighted average balances represent year-to-date averages.

	December 31, 2015			December 31, 2014
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$231,199	$211,945	—%	$204,328	$154,687	—%
Interest-bearing transaction accounts	165,921	125,558	0.24	104,199	83,508	0.22
Money market accounts	612,642	602,842	0.55	575,766	493,322	0.52
Certificates of deposit	79,986	106,177	0.78	126,635	60,284	0.89
Wholesale deposits	487,483	450,460	1.43	427,340	416,202	1.49
Total deposits	$1,577,231	$1,496,982	0.73	$1,438,268	$1,208,003	0.78

A summary of annual maturities of certificates of deposit outstanding, including wholesale deposits, at December 31, 2015 follows:

(In Thousands)
Maturities during the year ended December 31,
2016	$190,305
2017	103,109
2018	87,074
2019	66,751
2020	80,606
Thereafter	39,624
$567,469
Deposits include approximately $11.5 million and $22.6 million of certificates of deposit, including wholesale deposits, which are denominated in amounts of $250,000 or more at December 31, 2015 and 2014, respectively.

Note 9 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at December 31, 2015 and 2014 was as follows. Weighted average balances represent year-to-date averages.

	December 31, 2015			December 31, 2014
	Balance	Weighted average balance	Weighted average rate	Balance	Weighted average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$237	0.86%	$—	$237	0.82%
FHLB advances and other borrowings	9,790	15,457	1.14	10,058	5,093	0.56
Line of credit	2,510	1,619	3.18	1,010	13	3.30
Subordinated notes payable	22,926	22,926	6.98	22,926	13,362	7.07
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.78
	$45,541	$50,554	5.84	$44,309	$29,020	7.24

Short-term borrowings	$7,010			$2,010
Long-term borrowings	38,531			42,299
	$45,541			$44,309

The Corporation’s subsidiary banks, FBB and FBB-Milwaukee, are members of the FHLB of Chicago while Alterra is a member of the FHLB of Topeka. Accordingly all three subsidiary banks of the Corporation are permitted to obtain advances.
The Corporation has a $78.1 million FHLB line of credit available for advances and open line borrowings which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2015, $70.1 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2015 and 2014. There were $8.2 million of Term FHLB advances outstanding at December 31, 2015 with stated fixed interest rates ranging from 0.89% to 4.96% compared to $9.4 million of Term FHLB advances outstanding at December 31, 2014 with stated fixed interest rate ranging from 0.71% to 4.96%. The Term FHLB advances outstanding at December 31, 2015 are due at various dates through December 2017.
The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $75.0 million and $85.8 million and collateralized mortgage obligations totaling approximately $21.7 million and $30.7 million were pledged as collateral for FHLB advances and unused available credit at December 31, 2015 and 2014, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2015, the line of credit carried an interest rate of LIBOR + 2.75% with a floor of 3.125% and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the year ended December 31, 2015 the Corporation incurred $13,000 additional interest expense due to this fee. Prior to February 19, 2015, the Corporation paid an unused line fee on this senior line of credit. For the years ended December 31, 2014 and 2013, the Corporation incurred $13,000 of additional interest expense due to this fee. On February 19, 2016, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% with an interest rate floor of 3.125% and a maturity date of February 19, 2017. As December 31, 2015, the outstanding balance on the line of credit was $2.5 million.
The Corporation has subordinated notes payable. At December 31, 2015 and 2014, the amount of subordinated notes payable outstanding was $22.9 million. The subordinated notes payable qualify for Tier 2 capital. At December 31, 2015, $1.7 million of the subordinated notes bore an interest rate of LIBOR + 4.75% with an interest rate floor of 6.00%, $6.2 million bore a fixed interest rate of 7.50% and $15.0 million bore a fixed interest rate of 6.50%. There are no debt covenants on the subordinated notes payable. $1.7 million of the subordinated notes outstanding as of December 31, 2015 were held by a third-party financial institution and mature on May 15, 2021. $6.2 million of the subordinated notes consists of notes which the Corporation offered and sold to certain accredited investors in 2012. The notes mature on January 15, 2022 and bear a fixed interest rate of 7.50% per year for their entire term. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance.

In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% Junior Subordinated Notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $428,000 were capitalized in 2008 and are amortizing over the life of the Notes as an adjustment to interest expense. As of December 31, 2015, $324,000 of debt issuance costs remain reflected in other assets on the Consolidated Balance Sheets.
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
Note 10 – Stockholders’ Equity and Regulatory Capital
On June 5, 2008, in connection with the implementation of the Shareholder Rights Plan dated the same date, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, $0.01 par value per share (common shares), of the Corporation. The dividend was paid on July 15, 2008. Each right entitles the registered holder to purchase from the Corporation one-half of one common share, at a price of $42.50 per full common share (equivalent to $21.25 for each one-half of a common share), subject to adjustment. The rights will be exercisable only if a person or group acquires 15% or more of the Corporation’s common stock or announces a tender offer for such stock. Under conditions described in the Shareholder Rights Plan, holders of rights may acquire additional shares of the Corporation’s common stock. The value of shares acquired under the plan would have a market value of two times the then-current per share purchase price. The rights will expire on June 5, 2018 if not renewed.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total, common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of December 31, 2015, that the Corporation and the Banks met all applicable capital adequacy requirements.
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
The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2015, the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2015 and 2014, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2015
Total capital (to risk-weighted assets)
Consolidated	$189,163	11.11%	$136,208	8.00%	N/A	N/A
First Business Bank	141,388	11.12	101,754	8.00	$127,193	10.00%
First Business Bank – Milwaukee	20,931	12.03	13,914	8.00	17,392	10.00
Alterra Bank	30,300	11.39	21,279	8.00	26,598	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$149,920	8.81	$102,156	6.00	N/A	N/A
First Business Bank	128,852	10.13	76,316	6.00	$101,754	8.00
First Business Bank – Milwaukee	19,172	11.02	10,435	6.00	13,914	8.00
Alterra Bank	28,278	10.63	15,959	6.00	21,279	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$139,920	8.22	$76,617	4.50	N/A	N/A
First Business Bank	128,852	10.13	57,237	4.50	$110,669	6.50
First Business Bank — Milwaukee	19,172	11.02	7,826	4.50	82,675	6.50
Alterra Bank	28,278	10.63	11,969	4.50	11,305	6.50
Tier 1 capital (to average assets)
Consolidated	$149,920	8.63	$69,466	4.00	N/A	N/A
First Business Bank	128,852	10.44	49,359	4.00	$61,698	5.00
First Business Bank – Milwaukee	19,172	7.81	9,821	4.00	12,276	5.00
Alterra Bank	28,278	9.89	11,441	4.00	14,301	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$173,263	12.13%	$114,253	8.00%	N/A	N/A
First Business Bank	131,411	12.19	86,272	8.00	$107,841	10.00%
First Business Bank – Milwaukee	19,128	12.47	12,274	8.00	15,343	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$136,008	9.52	$57,127	4.00	N/A	N/A
First Business Bank	118,907	11.03	43,136	4.00	$64,704	6.00
First Business Bank – Milwaukee	17,641	11.50	6,137	4.00	9,206	6.00
Tier 1 capital (to average assets)
Consolidated	$136,008	8.71	$62,490	4.00	N/A	N/A
First Business Bank	118,907	10.13	46,960	4.00	$58,700	5.00
First Business Bank – Milwaukee	17,641	7.90	8,935	4.00	11,169	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2015 and 2014, respectively.

	As of December 31,
	2015	2014
	(In Thousands)
Stockholders’ equity of the Corporation	$150,832	$137,748
Unrealized and accumulated (gains) losses on specific items	80	(652)
Disallowed servicing assets and purchased credit card relationships	(370)	(94)
Disallowed goodwill and other intangibles	(10,622)	(10,994)
Trust preferred securities	10,000	10,000
Tier 1 capital	149,920	136,008
Allowable general valuation allowances and subordinated debt	39,243	37,255
Risk-based capital	$189,163	$173,263

Note 11 – Earnings per Common Share
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
Effective November 1, 2014, the Corporation successfully completed the acquisition of Aslin Group, Inc. and Alterra. Under the terms of the definitive agreement, the Corporation issued 720,162 shares, on a post-split basis, to Aslin Group, Inc.

shareholders as the stock portion of the consideration paid. This stock issuance impacted the Corporation’s earnings per share by increasing the number of shares outstanding.
For the year ended December 31, 2015, there were no average anti-dilutive employee share-based awards. For the year ended December 31, 2014, there were four average anti-dilutive employee share-based awards. All shares and earnings per share amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$16,514	$14,139	$13,746
Less: earnings allocated to participating securities	273	294	331
Basic earnings allocated to common shareholders	$16,241	$13,845	$13,415

Weighted-average common shares outstanding, excluding participating securities	8,549,176	7,869,956	7,664,620

Basic earnings per common share	$1.90	$1.76	$1.75

Diluted earnings per common share
Earnings allocated to common shareholders	$16,241	$13,845	$13,415
Reallocation of undistributed earnings	—	1	2
Diluted earnings allocated to common shareholders	$16,241	$13,846	$13,417

Weighted-average common shares outstanding, excluding participating securities	8,549,176	7,869,956	7,664,620
Dilutive effect of share-based awards	1,146	36,811	30,168
Weighted-average diluted common shares outstanding, excluding participating securities	8,550,322	7,906,767	7,694,788

Diluted earnings per common share	$1.90	$1.75	$1.74

Note 12 – Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units and dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2015, 311,445 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options were granted since the Corporation became a reporting company under the Securities Exchange Act of 1934 and no Stock Options have been modified, repurchased or canceled since such time. For that reason, no stock-based compensation related to Stock Options was recognized in the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, all Stock Options granted and not previously forfeited had vested. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow activity.
The following table represents a summary of Stock Options activity for the periods indicated.

	For the Years Ended December 31,
	2015		2014		2013
	Options	Weighted average price	Options	Weighted average price	Options	Weighted average price
Outstanding at beginning of year	24,000	$12.50	102,000	$12.12	248,068	$11.22
Granted	—	—	—	—	—	—
Exercised	(24,000)	12.50	(78,000)	12.00	(139,368)	10.57
Expired	—	—	—	—	(6,700)	11.00
Forfeited	—	—	—	—	—	—
Outstanding at end of year	—	—	24,000	12.50	102,000	12.12
Options exercisable at end of year	—	—	24,000	12.50	102,000	12.12
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
Restricted share activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the Year Ended December 31,
	2015		2014		2013
	Number of restricted shares	Weighted average grant-date fair value	Number of restricted shares	Weighted average grant-date fair value	Number of restricted shares	Weighted average grant-date fair value
Nonvested balance at beginning of year	154,998	$16.97	169,418	$11.55	189,012	$9.10
Granted	53,790	22.52	64,522	22.49	50,060	16.50
Vested	(64,874)	15.23	(78,942)	9.86	(69,654)	8.44
Forfeited	(8,443)	15.03	—	—	—	—
Nonvested balance as of end of year	135,471	20.13	154,998	16.97	169,418	11.55

As of December 31, 2015, $2.3 million of deferred compensation expense was included in additional paid-in capital in the Consolidated Balance Sheets related to unvested restricted shares which the Corporation expects to recognize over approximately 2.8 years. As of December 31, 2015, all restricted shares that vested were delivered.
For the years ended December 31, 2015, 2014 and 2013, share-based compensation expense included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Share-based compensation expense	$1,063	$887	$660

Note 13 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3.0% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6.0% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3.0% to all eligible employees which totaled $573,000, $398,000 and $348,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Discretionary contributions of 3.3%, or $549,000, 4.7%, or $632,000, and 4.6%, or $533,000, were made in 2015, 2014 and 2013, respectively.
As of December 31, 2015, 2014 and 2013, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan in 2015, 2014 and 2013 was $116,000, $101,000 and $81,000, respectively. The present value of future payments under the remaining plan of $863,000 and $747,000 at December 31, 2015 and 2014, respectively, is included in other liabilities.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.2 million and $5.8 million, respectively, at December 31, 2015 and cash surrender values and death benefits of approximately $2.1 million and $5.7 million, respectively, at December 31, 2014. The remaining balance of the cash surrender value of bank-owned life insurance of $26.1 million and $25.2 million as of December 31, 2015 and 2014, respectively, is related to policies on a number of then-qualified individuals affiliated with the Banks.

Note 14 – Leases

The Corporation and FBB occupy space in Madison, WI under an operating lease agreement that expires on July 7, 2028. FBB has five loan production offices in Appleton, Oshkosh, Green Bay, Manitowoc and Kenosha, Wisconsin that occupy office space under separate operating lease agreements that expire on various dates between July 2016 and January 2018. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2020. Alterra occupies office space in Leawood, KS under an operating lease agreement that expires on May 31, 2023. Alterra also owns a branch location in Overland Park, KS. The Corporation’s total rent expense was $1.7 million, $1.3 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases other office equipment. Rental expense for these operating leases was $109,000, $37,000 and $29,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows:

(In Thousands)
2016	$1,227
2017	1,089
2018	1,030
2019	1,044
2020	1,036
Thereafter	5,518
$10,944

Note 15 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Endowment to First Business Charitable Foundation	$—	$—	$1,300
General and administrative expenses	1,759	1,024	938
Travel and other employee expenses	1,277	1,069	877
Computer software expenses	1,649	886	677
Partnership (income) loss	(481)	(774)	437
Foreclosed properties expenses	52	5	185
Other expenses	295	202	240
Total other operating expenses	$4,551	$2,412	$4,654

Note 16 – Income Taxes
Income tax expense applicable to income for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Current:
Federal	$5,881	$4,235	$3,605
State	1,338	1,459	1,356
Current tax expense	7,219	5,694	4,961
Deferred:
Federal	1,036	1,299	2,257
State	122	90	171
Deferred tax expense (benefit)	1,158	1,389	2,428

Total income tax expense	$8,377	$7,083	$7,389
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Net deferred tax assets are included in other assets in the consolidated balance sheets.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$6,422	$5,501
Excess book basis over tax basis for net assets acquired	697	2,082
Deferred compensation	1,305	1,332
State net operating loss carryforwards	666	694
Write-down of foreclosed properties	14	1
Non-accrual loan interest	813	751
Capital loss carryforwards	33	32
Unrealized loss on securities	50	—
Other	328	305
Total deferred tax assets before valuation allowance	10,328	10,698
Valuation allowance	(68)	(68)
Total deferred tax assets	10,260	10,630
Deferred tax liabilities:
Leasing and fixed asset activities	6,878	6,393
Loan servicing asset	612	364
Unrealized gain on securities	—	137
Other	137	133
Total deferred tax liabilities	7,627	7,027

Net deferred tax asset	$2,633	$3,603
The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2015	2014	2013
	(In Thousands)
Change in net deferred tax assets	$(970)	$(119)	$(861)
Deferred taxes allocated to other comprehensive income	(188)	352	(1,567)
Acquired deferred tax assets	—	(1,622)	—
Deferred income tax (expense) benefit	$(1,158)	$(1,389)	$(2,428)
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
The Corporation had state net operating loss carryforwards of approximately $12.9 million and $13.4 million at December 31, 2015 and 2014, respectively, which can be used to offset future state taxable income. The carryforwards expire between 2023 and 2032. A valuation allowance has been established for the future benefits attributable to certain of the non-Wisconsin state net operating losses. The valuation allowance associated with these deferred tax assets was $68,000 as of December 31, 2015 and 2014. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established on its Wisconsin state net operating losses.
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Income before income tax expense	$24,891	$21,222	$21,135
Tax expense at statutory federal rate of 34.42% and 34% applied to income before income tax expense, respectively	$8,568	$7,305	$7,275
State income tax, net of federal effect	968	1,000	906
Tax-exempt security and loan income, net of TEFRA adjustments	(879)	(736)	(682)
Change in valuation allowance	—	(1)	59
Bank-owned life insurance	(330)	(296)	(291)
Non-deductible transaction costs	—	124	—
Federal new market tax credit	(246)	(375)	—
Other	296	62	122
Total income tax expense	$8,377	$7,083	$7,389
Effective tax rate	33.65%	33.38%	34.96%
As of December 31, 2015 and 2014, the summary of all of the Corporation’s uncertain tax positions totaled $27,000 and $22,000, respectively. There were no material additions to or reductions from these uncertain tax positions for the year ended December 31, 2015. In addition, there were no settlements of uncertain tax positions. As of December 31, 2015, tax years remaining open for the State of Wisconsin tax were 2011 through 2014. Federal tax years that remained open were 2012 through 2014. As of December 31, 2015, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 17 – Derivative Financial Instruments
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
At December 31, 2015, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was 24.7 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in March, 2016 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $552,000, included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of December 31, 2015, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s Consolidated Balance Sheets.
At December 31, 2015, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also 24.7 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March, 2016 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $552,000. The value of these swaps was included in accrued interest payable and other liabilities as of December 31, 2015. The gross amount of dealer counterparty swaps was also $552,000 as no right of offset existed with the dealer counterparty swaps as of December 31, 2015.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2015 and 2014.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2015	Other assets	$552	Other liabilities	$552
December 31, 2014	Other assets	$575	Other liabilities	$575
No derivative instruments held by the Corporation for the year ended December 31, 2015 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2015, 2014 and 2013 had an insignificant impact to the audited Consolidated Statements of Income.

Note 18 – Commitments and Contingencies
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
In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance-sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2015 and 2014, there were no accrued credit losses for financial instruments with off-balance-sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2015 and 2014, respectively, are as follows:

	At December 31,
	2015	2014
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$512,627	$406,183
Standby letters of credit	18,622	17,555

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may have a fixed interest rate or a rate which varies with the prime rate or other market indices and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Banks. The Banks evaluate the creditworthiness of each client on a case-by-case basis and generally extend credit only on a secured basis. Collateral obtained varies but consists primarily of commercial real estate, accounts receivable, inventory, equipment and securities. There is generally no market for commercial loan commitments, the fair value of which would approximate the present value of any fees expected to be received as a result of the commitment. These are not considered to be material to the financial statements.
Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a client to a third party. Generally, standby letters of credit expire within one year and are collateralized by accounts receivable, equipment, inventory and commercial properties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The fair value of standby letters of credit is recorded as a liability when the standby letter of credit is issued. The fair value has been estimated to approximate the fees received by the Banks for issuance. The fees are recorded into income and the fair value of the guarantee is decreased ratably over the term of the standby letter of credit.

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

Note 19 – Fair Value
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$4,283	$—	$4,283
Asset backed securities	—	1,269	—	1,269
U.S. Government agency obligations - government-sponsored enterprises	—	8,017	—	8,017
Collateralized mortgage obligations - government issued	—	44,543	—	44,543
Collateralized mortgage obligations - government-sponsored enterprises	—	82,436	—	82,436
Interest rate swaps	—	552	—	552
Liabilities:
Interest rate swaps	$—	$552	$—	$552

	Fair Value Measurements Using
December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$578	$—	$578
Asset backed securities	—	1,510	—	1,510
U.S. Government agency obligations - government-sponsored enterprises	—	8,965	—	8,965
Collateralized mortgage obligations - government issued	—	68,874	—	68,874
Collateralized mortgage obligations - government-sponsored enterprises	—	64,771	—	64,771
Interest rate swaps	—	575	—	575
Liabilities:
Interest rate swaps	$—	$575	$—	$575

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the years ended December 31, 2015 or 2014 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Year Ended December 31, 2015
		Fair Value Measurements Using			Total Gains (Losses)
	Balance at December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$17,763	$—	$11,518	$6,245	$—
Foreclosed properties	1,677	—	1,677	—	(36)
Loan servicing rights	1,563	—	—	1,563	—

		As of and for the Year Ended December 31, 2014
		Fair Value Measurements Using			Total Gains (Losses)
	Balance at December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$8,565	$—	$7,025	$1,540	$—
Foreclosed properties	1,693	—	1,693	—	(4)
Loan servicing rights	943	—	—	943	—
Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $17.8 million and $8.6 million at December 31, 2015 and December 31, 2014, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data. In cases where such inputs were unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 values range from 10% - 100%. The weighted average of those unobservable inputs as of the measurement date of December 31, 2015 was 66%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.

Loan servicing rights represent the asset retained upon sale of the guaranteed portion of certain SBA loans. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. The servicing rights are subsequently measured using the amortization method, which requires amortization into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. Loan servicing rights do not trade in an active, open market with readily observable prices. While sales of loan servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its loan servicing rights. The valuation model incorporates prepayment assumptions to project loan servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the loan servicing rights. The valuation model considers portfolio characteristics of the underlying serviced portion of the SBA loans and uses the following significant unobservable inputs: (1) constant prepayment rate (“CPR”) assumptions based on the SBA sold pools historical CPR as quoted in Bloomberg and (2) a discount rate of 10%. Due to the nature of the valuation inputs, loan servicing rights are classified in Level 3 of the fair value hierarchy. As of December 31, 2015 and December 31, 2014, the estimated fair value of the Corporation’s loan servicing asset was $1.6 million and $943,000, respectively.
Foreclosed properties, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Level 3 inputs typically include unobservable inputs such as management applied discounts used to further reduce values to a net realizable value and may be used in situations when observable inputs become stale. Foreclosed property fair value inputs may transition to Level 1 upon receipt of an accepted offer for the sale of the related foreclosed property. As of December 31, 2015, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, impairment losses of $36,000 on foreclosed properties were recognized for the year ended December 31, 2015. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Year Ended December 31,
	2015	2014
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,693	$333
Foreclosed properties acquired in acquisition, at fair value	—	1,605
Loans transferred to foreclosed properties, at lower of cost or fair value	341	—
Payments to priority lien holders of foreclosed properties	—	—
Proceeds from sale of foreclosed properties	(528)	(255)
Net gain on sale of foreclosed properties	207	14
Impairment valuation	(36)	(4)
Foreclosed properties at the end of the period	$1,677	$1,693

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$113,564	$113,564	$100,063	$4,451	$9,050
Securities available-for-sale	140,548	140,548	—	140,548	—
Securities held-to-maturity	37,282	37,558	—	37,558	—
Loans held for sale	2,702	2,702	—	2,702	—
Loans and lease receivables, net	1,414,649	1,445,773	—	11,518	1,434,255
Federal Home Loan Bank stock	2,843	2,843	—	—	2,843
Cash surrender value of life insurance	28,298	28,298	28,298	—	—
Accrued interest receivable	4,412	4,412	4,412	—	—
Interest rate swaps	552	552	—	552	—
Financial liabilities:
Deposits	$1,577,231	$1,577,838	$1,009,762	$568,076	$—
Federal Home Loan Bank and other borrowings	35,226	35,839	—	35,839	—
Junior subordinated notes	10,315	6,939	—	—	6,939
Interest rate swaps	552	552	—	552	—
Accrued interest payable	1,766	1,766	1,766	—	—
Off balance sheet items:
Standby letters of credit	183	183	—	—	183
Commitments to extend credit	—	*	*	*	*
*Not meaningful

	December 31, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$103,237	$103,227	$85,937	$6,890	$10,400
Securities available-for-sale	144,698	144,698	—	144,698	—
Securities held-to-maturity	41,563	41,694	—	41,694	—
Loans held for sale	1,340	1,340	—	1,340	—
Loans and lease receivables, net	1,265,098	1,285,162	—	7,025	1,278,137
Federal Home Loan Bank stock	2,340	2,340	—	—	2,340
Cash surrender value of life insurance	27,314	27,314	27,314	—	—
Accrued interest receivable	3,932	3,932	3,932	—	—
Interest rate swaps	575	575	—	575	—
Financial liabilities:
Deposits	$1,438,268	$1,440,248	$884,292	$555,956	$—
Federal Home Loan Bank and other borrowings	33,994	34,590	—	34,590	—
Junior subordinated notes	10,315	7,101	—	—	7,101
Interest rate swaps	575	575	—	575	—
Accrued interest payable	1,574	1,574	1,574	—	—
Off balance sheet items:
Standby letters of credit	192	192	—	—	192
Commitments to extend credit	—	*	*	*	*
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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. The carrying value of commercial paper, included in the cash and cash equivalents category, approximates fair value due to the short-term maturity structure of the instrument. As of December 31, 2015 and 2014, the Corporation held $9.1 million and $10.4 million, respectively, of commercial paper. The fair value of commercial paper is considered a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to purchase price of the instrument as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of December 31, 2015 and 2014, the Corporation held $4.5 million and $6.9 million, respectively, of brokered certificates of deposits.
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

Note 20 – Condensed Parent Only Financial Information
The following represents the condensed financial information of FBFS only:
Condensed Balance Sheets

	As of December 31,
	2015	2014
	(In Thousands)
Assets
Cash and cash equivalents	$1,099	$1,179
Investments in subsidiaries, at equity	187,530	170,923
Leasehold improvements and equipment, net	1,519	1,388
Other assets	2,849	2,695
Total assets	$192,997	$176,185
Liabilities and Stockholders’ Equity
Borrowed funds	$35,751	$34,251
Other liabilities	6,414	4,186
Total liabilities	42,165	38,437
Stockholders’ equity	150,832	137,748
Total liabilities and stockholders’ equity	$192,997	$176,185
Condensed Statements of Income

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Interest income	$—	$—	$—
Interest expense	2,777	2,071	1,952
Net interest expense	(2,777)	(2,071)	(1,952)
Non-interest income
Consulting and rental income from consolidated subsidiaries	13,398	10,776	9,738
Other	35	34	34
Total non-interest income	13,433	10,810	9,772
Non-interest expense	16,854	13,444	10,558
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	(6,198)	(4,705)	(2,738)
Income tax benefit	(2,527)	(1,659)	(1,050)
Loss before equity in undistributed net income of consolidated subsidiaries	(3,671)	(3,046)	(1,688)
Equity in undistributed net income of consolidated subsidiaries	20,185	17,185	15,434
Net income	$16,514	$14,139	$13,746

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Operating activities
Net income	$16,514	$14,139	$13,746
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(20,185)	(17,185)	(15,434)
Share-based compensation	448	416	311
Excess tax benefit from share-based compensation	(162)	(305)	(145)
Increase in other liabilities	2,390	1,002	867
Other, net	(319)	(842)	(34)
Net cash used in operating activities	(1,314)	(2,775)	(689)
Investing activities
Dividends received from subsidiaries	7,034	8,000	8,000
Capital contributions to subsidiaries	(3,000)	(32,980)	(850)
Net cash provided by (used in) investing activities	4,034	(24,980)	7,150
Financing activities
Net increase in short-term borrowed funds	1,500	1,000	—
Proceeds from issuance of long-term debt, net of issuance costs	—	14,469	—
Repayment of long-term debt	—	(4,000)	—
Proceeds from issuance of common stock	—	16,560	—
Proceeds from exercise of stock options	300	936	1,474
Purchase of treasury stock	(946)	(1,795)	(1,782)
Excess tax benefit from share-based compensation	162	305	145
Dividends paid	(3,816)	(3,396)	(2,475)
Net cash (used in) provided by financing activities	(2,800)	24,079	(2,638)
(Decrease) increase in cash and cash equivalents	(80)	(3,676)	3,823
Cash and cash equivalents at the beginning of the period	1,179	4,855	1,032
Cash and cash equivalents at the end of the period	$1,099	$1,179	$4,855

Note 21 – Condensed Quarterly Earnings (unaudited)

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands, Except per share data)
Interest income	$18,216	$17,520	$18,135	$18,600	$13,402	$13,565	$13,871	$16,863
Interest expense	(3,286)	(3,332)	(3,525)	(3,688)	(2,601)	(2,766)	(2,936)	(3,268)
Net interest income	14,930	14,188	14,610	14,912	10,801	10,799	10,935	13,595
Provision for loan losses	(684)	(520)	(287)	(1,895)	(180)	91	89	(1,236)
Non-interest income	3,848	4,126	4,102	4,935	2,321	2,358	2,459	2,965
Non-interest expense	(11,732)	(11,974)	(11,984)	(11,684)	(7,852)	(7,749)	(8,047)	(10,127)
Income before income tax expense	6,362	5,820	6,441	6,268	5,090	5,499	5,436	5,197
Income taxes	(2,170)	(1,962)	(2,060)	(2,185)	(1,753)	(1,994)	(1,883)	(1,453)
Net income	$4,192	$3,858	$4,381	$4,083	$3,337	$3,505	$3,553	$3,744
Per common share data:
Basic earnings per common share	$0.48	$0.45	$0.50	$0.47	$0.43	$0.44	$0.45	$0.44
Diluted earnings per common share	0.48	0.45	0.50	0.47	0.42	0.44	0.45	0.44
Dividends declared per share	0.11	0.11	0.11	0.11	0.105	0.105	0.105	0.105
All per share amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Business Financial Services, Inc.:
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Business Financial Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 11, 2016

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Business Financial Services, Inc.:
We have audited First Business Financial Services, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Business Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Business Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 11, 2016

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 16, 2016 under the captions “Item 1 - Election of Directors,” “Corporate Governance Principles and Practices” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 16, 2016 under the captions “Executive Compensation,” “Summary Compensation Table,” “Long Term Incentive Plans,” “Outstanding Equity Awards at December 31, 2015,” “Disclosure Regarding Termination and Change in Control Provisions” and “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 16, 2016 under the caption “Principal Shareholders” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 16, 2016 under the captions “Related Party Transactions” and “Corporate Governance Principles and Practices” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 16, 2016 under the caption “Miscellaneous” is incorporated herein by reference.

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

FIRST BUSINESS FINANCIAL SERVICES, INC.

/s/ Corey A. Chambas
Corey A. Chambas	Chief Executive Officer	March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	March 11, 2016
Corey A. Chambas

/s/ James F. Ropella	Principal Financial Officer	March 11, 2016
James F. Ropella

/s/ Jerome J. Smith	Chairman of the Board of Directors	March 11, 2016
Jerome J. Smith

/s/ Mark D. Bugher	Director	March 11, 2016
Mark D. Bugher

/s/ Jan A. Eddy	Director	March 11, 2016
Jan A. Eddy

/s/ John J. Harris	Director	March 11, 2016
John J. Harris

/s/ Gerald L. Kilcoyne	Director	March 11, 2016
Gerald L. Kilcoyne

/s/ John M. Silseth	Director	March 11, 2016
John M. Silseth

/s/ Barbara H. Stephens	Director	March 11, 2016
Barbara H. Stephens

/s/ Dean W. Voeks	Director	March 11, 2016
Dean W. Voeks

Exhibit Index

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 13, 2009)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 31, 2012)

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

10.8
Amended and Restated Agreement effective December 22, 2014 between First Business Financial Services, Inc. and Corey A. Chambas (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.9
Employment Agreement, dated as of April 22, 2014, between First Business Financial Services, Inc. and Pamela Berneking (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.10	Annual Incentive Bonus Program, as amended, dated March 6, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2015)

10.11	Offer Letter between the Company and Edward G. Sloane, Jr. accepted January 9, 2016 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on January 14, 2016)

10.12	Form of Restricted Stock Unit Agreement - Initial Grant

10.13	Form of Restricted Stock Unit Agreement - Replacement Grant

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Principal Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements