Form 10-Q
period 2016-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2016-04-29
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 22, 2016 was 8,700,172 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$13,094	$14,640
Short-term investments	91,760	98,924
Cash and cash equivalents	104,854	113,564
Securities available-for-sale, at fair value	140,823	140,548
Securities held-to-maturity, at amortized cost	36,485	37,282
Loans held for sale	1,697	2,702
Loans and leases receivable, net of allowance for loan and lease losses of $16,684 and $16,316, respectively	1,431,902	1,414,649
Premises and equipment, net	3,868	3,954
Foreclosed properties	1,677	1,677
Cash surrender value of bank-owned life insurance	28,541	28,298
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,734	2,843
Accrued interest receivable and other assets	24,945	24,071
Goodwill and other intangible assets	12,606	12,493
Total assets	$1,790,132	$1,782,081
Liabilities and Stockholders’ Equity
Deposits	$1,581,588	$1,577,231
Federal Home Loan Bank and other borrowings	35,011	34,740
Junior subordinated notes	9,993	9,990
Accrued interest payable and other liabilities	8,341	9,288
Total liabilities	1,634,933	1,631,249
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,923,236 and 8,922,375 shares issued, 8,700,172 and 8,699,410 shares outstanding, at March 31, 2016 and December 31, 2015, respectively	89	89
Additional paid-in capital	76,851	76,549
Retained earnings	84,089	80,584
Accumulated other comprehensive income (loss)	482	(80)
Treasury stock, 223,064 and 222,965 shares at March 31, 2016 and December 31, 2015, respectively, at cost	(6,312)	(6,310)
Total stockholders’ equity	155,199	150,832
Total liabilities and stockholders’ equity	$1,790,132	$1,782,081

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$18,445	$17,325
Securities income	722	776
Short-term investments	176	115
Total interest income	19,343	18,216
Interest expense:
Deposits	3,053	2,569
Notes payable and other borrowings	474	443
Junior subordinated notes	277	274
Total interest expense	3,804	3,286
Net interest income	15,539	14,930
Provision for loan and lease losses	525	684
Net interest income after provision for loan and lease losses	15,014	14,246
Non-interest income:
Trust and investment services fee income	1,273	1,207
Gain on sale of SBA loans	1,376	505
Gain on sale of residential mortgage loans	145	148
Service charges on deposits	742	696
Loan fees	609	502
Increase in cash surrender value of bank-owned life insurance	243	234
Other	206	556
Total non-interest income	4,594	3,848
Non-interest expense:
Compensation	8,370	7,354
Occupancy	508	500
Professional fees	861	989
Data processing	651	530
Marketing	734	642
Equipment	280	308
FDIC insurance	291	213
Collateral liquidation costs	47	302
Net gain on foreclosed properties	—	(16)
Other	957	910
Total non-interest expense	12,699	11,732
Income before income tax expense	6,909	6,362
Income tax expense	2,362	2,170
Net income	$4,547	$4,192
Earnings per common share:
Basic	$0.52	$0.48
Diluted	$0.52	$0.48
Dividends declared per share	$0.12	$0.11
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In Thousands)

Net income	$4,547	$4,192
Other comprehensive income, before tax
Securities available-for-sale:
Net unrealized securities gains arising during the period	876	765
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	40	63
Income tax expense	(354)	(320)
Total other comprehensive income	$562	$508
Comprehensive income	$5,109	$4,700

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2014	8,671,854	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	4,192	—	—	4,192
Other comprehensive income	—	—	—	—	508	—	508
Exercise of stock options	24,000	1	300	—	—	—	301
Share-based compensation - restricted shares	(5,788)	—	234	—	—	—	234
Share-based compensation - tax benefits	—	—	74	—	—	—	74
Cash dividends ($0.11 per share)	—	—	—	(954)	—	—	(954)
Treasury stock purchased	(17,744)	—	—	—	—	(414)	(414)
Balance at March 31, 2015	8,672,322	$46	$75,571	$71,124	$726	$(5,778)	$141,689

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	4,547	—	—	4,547
Other comprehensive income	—	—	—	—	562	—	562
Issuance of common stock	1,250	—	27	—	—	—	27
Share-based compensation - restricted shares	(389)	—	269	—	—	—	269
Share-based compensation - tax benefits	—	—	6	—	—	—	6
Cash dividends ($0.12 per share)	—	—	—	(1,042)	—	—	(1,042)
Treasury stock purchased	(99)	—	—	—	—	(2)	(2)
Balance at March 31, 2016	8,700,172	$89	$76,851	$84,089	$482	$(6,312)	$155,199

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In Thousands)
Operating activities
Net income	$4,547	$4,192
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(98)	648
Provision for loan and lease losses	525	684
Depreciation, amortization and accretion, net	355	(660)
Share-based compensation	296	234
Increase in cash surrender value of bank-owned life insurance	(243)	(234)
Origination of loans for sale	(17,802)	(15,499)
Sale of loans originated for sale	26,104	15,096
Gain on sale of loans originated for sale	(1,521)	(653)
Net gain on foreclosed properties, including impairment valuation	—	(16)
Excess tax benefit from share-based compensation	(6)	(74)
Increase in accrued interest receivable and other assets	(657)	(394)
Decrease in accrued interest payable and other liabilities	(1,685)	(562)
Net cash provided by operating activities	9,815	2,762
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	9,126	10,845
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	802	984
Purchases of available-for-sale securities	(8,802)	(8,636)
Proceeds from sale of foreclosed properties	—	143
Net increase in loans and leases	(23,321)	(14,413)
Distributions from limited partnerships	—	332
Investment in FHLB and FRB Stock	(7)	(458)
Proceeds from sale of FHLB Stock	116	—
Purchases of leasehold improvements and equipment, net	(113)	(119)
Net cash used in investing activities	(22,199)	(11,322)
Financing activities
Net increase in deposits	4,412	47,704
Repayment of FHLB advances	(1,500)	—
Net increase in short-term borrowed funds	1,800	500
Excess tax benefit from share-based compensation	6	74
Cash dividends paid	(1,042)	(954)
Exercise of stock options	—	300
Purchase of treasury stock	(2)	(414)
Net cash provided by financing activities	3,674	47,210
Net (decrease) increase in cash and cash equivalents	(8,710)	38,650
Cash and cash equivalents at the beginning of the period	113,564	103,237
Cash and cash equivalents at the end of the period	$104,854	$141,887
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$3,633	$3,117
Income taxes paid	1,521	525
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	5,776	2,130
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
Basis of Presentation. The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2015. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2015 except as described further below in this Note 1.
Recent Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analysis that the guidance affects must be reconsidered. This includes the consolidation analysis for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. The Corporation adopted the standard during the first quarter of 2016, as required, with no material impact on its results of operations, financial position, or liquidity.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to this ASU, debt issuance costs were required to be presented as an asset. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB expanded this amendment to include SEC staff views related to debt issuance costs associated with line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This amendment is also effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Corporation adopted the standards during the first quarter of 2016, as required, and reclassified $792,000 and $810,000 of debt issuance costs from other assets and presented as a deduction from the debt liability as of March 31, 2016 and December 31, 2015, respectively. The adoption of the standards did not have a material impact on the Corporation’s consolidated results of operations, financial position, or liquidity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. The Corporation intends to adopt the accounting standards during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).” The ASU intends to simplify the accounting for measurement adjustments to prior business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this amendment with earlier application permitted for financial statements that have not been issued. The Corporation adopted the standard during the first quarter of 2016, as required, with no material impact on its results of operations, financial position, or liquidity.

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2019, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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
There were no anti-dilutive employee share-based awards for the three-month periods ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$4,547	$4,192
Less: earnings allocated to participating securities	70	73
Basic earnings allocated to common shareholders	$4,477	$4,119

Weighted-average common shares outstanding, excluding participating securities	8,565,050	8,525,127

Basic earnings per common share	$0.52	$0.48

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$4,477	$4,119

Weighted-average common shares outstanding, excluding participating securities	8,565,050	8,525,127
Dilutive effect of share-based awards	—	4,531
Weighted-average diluted common shares outstanding, excluding participating securities	8,565,050	8,529,658

Diluted earnings per common share	$0.52	$0.48

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2016, 310,584 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from treasury for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or canceled since such time. For that reason, no stock-based compensation expense related to Stock Options was recognized in the Consolidated Financial Statements for the three months ended March 31, 2016 and 2015. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow. No Stock Options remained outstanding as of March 31, 2016 and December 31, 2015.
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
Restricted share activity for the year ended December 31, 2015 and the three months ended March 31, 2016 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2014	154,998	$16.97
Granted	53,790	22.52
Vested	(64,874)	15.23
Forfeited	(8,443)	15.03
Nonvested balance as of December 31, 2015	135,471	20.13
Granted	2,905	21.68
Vested	(2,246)	21.35
Forfeited	(2,044)	14.50
Nonvested balance as of March 31, 2016	134,086	$20.23

As of March 31, 2016, the Corporation had $2.0 million of deferred compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.63 years. As of March 31, 2016, all restricted shares that vested were issued.

For the three months ended March 31, 2016 and 2015, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Three Months Ended March 31,
	2016	2015
	(In Thousands)
Share-based compensation expense	$296	$234

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2016
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$34	$(14)	$8,067
Municipal obligations	5,176	22	(4)	5,194
Asset-backed securities	1,279	—	(60)	1,219
Collateralized mortgage obligations - government issued	39,577	836	(32)	40,381
Collateralized mortgage obligations - government-sponsored enterprises	85,525	509	(72)	85,962
	$139,604	$1,401	$(182)	$140,823

	As of December 31, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$2	$(32)	$8,017
Municipal obligations	4,278	12	(7)	4,283
Asset-backed securities	1,327	$—	(58)	1,269
Collateralized mortgage obligations - government issued	43,845	814	(116)	44,543
Collateralized mortgage obligations - government-sponsored enterprises	82,707	145	(416)	82,436
	$140,204	$973	$(629)	$140,548

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of March 31, 2016
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,496	$6	$(3)	$1,499
Municipal obligations	16,026	443	(7)	16,462
Collateralized mortgage obligations - government issued	11,176	144	(1)	11,319
Collateralized mortgage obligations - government-sponsored enterprises	7,787	146	—	7,933
	$36,485	$739	$(11)	$37,213

	As of December 31, 2015
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,495	$1	$(11)	$1,485
Municipal obligations	16,038	332	(5)	16,365
Collateralized mortgage obligations - government issued	11,718	32	(41)	11,709
Collateralized mortgage obligations - government-sponsored enterprises	8,031	12	(44)	7,999
	$37,282	$377	$(101)	$37,558

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. There were no sales of securities available-for-sale for the three months ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, securities with a fair value of $21.2 million and $23.0 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.
The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	As of March 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In Thousands)
Due in one year or less	$1,000	$1,000	$—	$—
Due in one year through five years	14,019	14,089	4,794	4,847
Due in five through ten years	91,048	91,897	12,727	13,113
Due in over ten years	33,537	33,837	18,964	19,253
	$139,604	$140,823	$36,485	$37,213

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2016 and December 31, 2015. At March 31, 2016 , the Corporation held 35 available-for-sale securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2016, the Corporation held 10 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

	As of March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$1,746	$4	$1,990	$10	$3,736	$14
Municipal obligations	913	2	414	2	1,327	4
Asset-backed securities	1,219	60	—	—	1,219	60
Collateralized mortgage obligations - government issued	442	1	2,865	31	3,307	32
Collateralized mortgage obligations - government-sponsored enterprises	19,558	56	1,682	16	21,240	72
	$23,878	$123	$6,951	$59	$30,829	$182

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,536	$13	$1,981	$19	$5,517	$32
Municipal obligations	2,403	7	—	—	2,403	7
Asset-backed securities	1,269	$58	—	—	1,269	58
Collateralized mortgage obligations - government issued	3,373	19	5,687	97	9,060	116
Collateralized mortgage obligations - government-sponsored enterprises	59,992	373	1,717	43	61,709	416
	$70,573	$470	$9,385	$159	$79,958	$629

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2016 and December 31, 2015. At March 31, 2016, the Corporation held five held-to-maturity securities that were in an unrecognized loss position, respectively. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were four held-to-maturity securities that were in a continuous unrecognized loss position for twelve months or greater as of March 31, 2016. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the three months ended March 31, 2016.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$3	$1,000	$3
Municipal obligations	268	1	206	6	474	7
Collateralized mortgage obligations - government issued	—	—	605	1	605	1
Collateralized mortgage obligations - government-sponsored enterprises	—	—	—	—	—	—
	$268	$1	$1,811	$10	$2,079	$11

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$11	$1,000	$11
Municipal obligations	436	4	199	1	635	5
Collateralized mortgage obligations - government issued	6,518	41	—	—	6,518	41
Collateralized mortgage obligations - government-sponsored enterprises	5,168	44	—	—	5,168	44
	$12,122	$89	$1,199	$12	$13,321	$101

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$174,286	$176,322
Commercial real estate — non-owner occupied	441,539	436,901
Construction and land development	179,778	160,404
Multi-family	84,004	80,254
1-4 family (1)	52,620	51,607
Total commercial real estate	932,227	905,488
Commercial and industrial (2)	461,573	473,592
Direct financing leases, net	31,617	31,093
Consumer and other
Home equity and second mortgages	7,366	8,237
Other	18,510	16,319
Total consumer and other	25,876	24,556
Total gross loans and leases receivable	1,451,293	1,434,729
Less:
Allowance for loan and lease losses	16,684	16,316
Deferred loan fees	1,010	1,062
Loans and leases receivable, net	$1,433,599	$1,417,351

(1)	Includes residential real estate loans held for sale totaling $1.7 million as of March 31, 2016 and $1.3 million as of December 31, 2015.

(2)	Includes guaranteed portion of SBA loans held for sale totaling $1.4 million as of December 31, 2015. No guaranteed portion of SBA loans were held for sale as of March 31, 2016.

Loans transferred to third parties consist of the guaranteed portion of SBA loans as well as participation interests in other originated loans. The total principal amount of loans transferred during the three months ended March 31, 2016 and 2015 was $18.1 million and $15.8 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, including the requirements specific to loan participations, and therefore all of the loans transferred during the three months ended March 31, 2016 and December 31, 2015 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts, that would preclude the application of sale accounting treatment. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 was $463,000 and $467,000, respectively.

The total amount of outstanding loans transferred to third parties as loan participations sold at March 31, 2016 and December 31, 2015 was $181.6 million and $169.2 million, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance at the time of the transfers of the financial assets. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities; however, there are no further obligations of the Corporation, other than standard representations and warranties to the sold amount, that would preclude the application of sale accounting treatment. As of March 31, 2016 and December 31, 2015, the total amount of the Corporation’s partial ownership of loans on the Corporation’s Consolidated Balance Sheets was $139.6 million and $136.8 million, respectively. As of March 31, 2016, $1.6 million loans in this participation sold portfolio were considered impaired as compared to $1.8 million as of December 31, 2015. The Corporation does not share in the participant’s portion of the charge-offs.

The Corporation sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the three months ended March 31, 2016 and March 31, 2015 was $7.2 million and $9.1 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2016 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the transactions, including by way of relationship management and standard representations and warranties related to the sold amount; however, there are no further obligations of the Corporation that would would preclude the application of sale accounting treatment. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

According to ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, purchased credit-impaired loans exhibit evidence of deterioration in credit quality since origination for which it is probable at acquisition that the Corporation will be unable to collect all contractually required payments. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date. The excess of cash flows expected at acquisition over the estimated fair value, referred to as the accretable yield, is recognized in interest income over the remaining life of the loan on a level-yield basis, contingent on the subsequent evaluation of future expected cash flows. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for credit losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income recognized. The measurement of cash flows involves assumptions and judgments for interest rates, prepayments, default rates, loss severity, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit impaired loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In Thousands)
Contractually required payments	$5,166	$5,291
Fair value of purchased credit impaired loans	$3,160	$3,250

The following table presents a rollforward of the Corporation’s accretable yield as of March 31, 2016 and December 31, 2015:

	As of and for the Three Months Ended March 31, 2016	As of and for the Year Ended December 31, 2015
	(In Thousands)
Accretable yield, beginning of period	$414	$676
Accretion recognized in earnings	(33)	(50)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(9)	(60)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	9	(152)
Accretable yield, end of period	$381	$414

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2016 and December 31, 2015:

	Category
As of March 31, 2016	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$144,146	$14,184	$13,070	$2,886	$174,286
Commercial real estate — non-owner occupied	406,493	28,185	5,962	899	441,539
Construction and land development	165,735	6,215	3,127	4,701	179,778
Multi-family	83,487	517	—	—	84,004
1-4 family (1)	43,432	4,104	1,786	3,298	52,620
Total commercial real estate	843,293	53,205	23,945	11,784	932,227

Commercial and industrial	384,103	27,028	43,721	6,721	461,573

Direct financing leases, net	30,195	964	458	—	31,617

Consumer and other:
Home equity and second mortgages	6,118	766	139	343	7,366
Other	17,846	23	—	641	18,510
Total consumer and other	23,964	789	139	984	25,876

Total gross loans and leases receivable	$1,281,555	$81,986	$68,263	$19,489	$1,451,293
Category as a % of total portfolio	88.31%	5.65%	4.70%	1.34%	100.00%

(1)	Includes residential real estate loans held for sale totaling $1.7 million in Category I.

	Category
As of December 31, 2015	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$156,379	$7,654	$9,311	$2,978	$176,322
Commercial real estate — non-owner occupied	410,517	20,662	3,408	2,314	436,901
Construction and land development	151,508	3,092	874	4,930	160,404
Multi-family	79,368	884	—	2	80,254
1-4 family (1)	42,389	3,985	1,865	3,368	51,607
Total commercial real estate	840,161	36,277	15,458	13,592	905,488

Commercial and industrial (2)	431,598	7,139	25,706	9,149	473,592

Direct financing leases, net	29,514	1,013	528	38	31,093

Consumer and other:
Home equity and second mortgages	7,497	—	141	599	8,237
Other	15,616	48	—	655	16,319
Total consumer and other	23,113	48	141	1,254	24,556

Total gross loans and leases receivable	$1,324,386	$44,477	$41,833	$24,033	$1,434,729
Category as a % of total portfolio	92.30%	3.10%	2.92%	1.68%	100.00%

(1)	Includes residential real estate loans held for sale totaling $1.3 million in Category I.

(2)	Includes guaranteed portion of SBA loans held for sale totaling $1.4 million in Category I.

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
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the contractual principal and interest in accordance with the contractual terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $33.9 million and $26.8 million of loans and leases as Substandard as of March 31, 2016 and December 31, 2015, respectively. No loans were considered Special Mention, Doubtful or Loss as of either March 31, 2016 or December 31, 2015. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2016 and December 31, 2015 is as follows:

As of March 31, 2016	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$171,469	$171,469
Non-owner occupied	234	354	—	588	440,689	441,277
Construction and land development	312	1,063	—	1,375	173,901	175,276
Multi-family	—	—	—	—	84,004	84,004
1-4 family	—	—	—	—	49,989	49,989
Commercial and industrial	—	—	—	—	454,855	454,855
Direct financing leases, net	—	—	—	—	31,617	31,617
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,076	7,076
Other	—	—	—	—	17,869	17,869
Total	546	1,417	—	1,963	1,431,469	1,433,432
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$465	$—	$—	$465	$2,352	$2,817
Non-owner occupied	—	—	—	—	262	262
Construction and land development	—	—	391	391	4,111	4,502
Multi-family	—	—	—	—	—	—
1-4 family	—	741	945	1,686	945	2,631
Commercial and industrial	—	—	792	792	5,926	6,718
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	290	290
Other	—	—	641	641	—	641
Total	465	741	2,769	3,975	13,886	17,861
Total loans and leases
Commercial real estate:
Owner occupied	$465	$—	$—	$465	$173,821	$174,286
Non-owner occupied	234	354	—	588	440,951	441,539
Construction and land development	312	1,063	391	1,766	178,012	179,778
Multi-family	—	—	—	—	84,004	84,004
1-4 family	—	741	945	1,686	50,934	52,620
Commercial and industrial	—	—	792	792	460,781	461,573
Direct financing leases, net	—	—	—	—	31,617	31,617
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,366	7,366
Other	—	—	641	641	17,869	18,510
Total	$1,011	$2,158	$2,769	$5,938	$1,445,355	$1,451,293
Percent of portfolio	0.07%	0.15%	0.19%	0.41%	99.59%	100.00%

As of December 31, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$173,416	$173,416
Non-owner occupied	—	—	—	—	435,222	435,222
Construction and land development	—	—	—	—	155,675	155,675
Multi-family	—	—	—	—	80,252	80,252
1-4 family	78	—	—	78	48,918	48,996
Commercial and industrial	—	—	—	—	464,456	464,456
Direct financing leases, net	—	—	—	—	31,055	31,055
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,695	7,695
Other	—	—	—	—	15,664	15,664
Total	78	—	—	78	1,412,353	1,412,431
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$2,434	$2,907
Non-owner occupied	—	—	—	—	1,678	1,678
Construction and land development	397	—	—	397	4,332	4,729
Multi-family	—	—	—	—	2	2
1-4 family	430	34	895	1,359	1,252	2,611
Commercial and industrial	2,077	—	564	2,641	6,495	9,136
Direct financing leases, net	—	—	—	—	38	38
Consumer and other:
Home equity and second mortgages	—	—	250	250	292	542
Other	—	—	655	655	—	655
Total	2,904	507	2,364	5,775	16,523	22,298
Total loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$175,850	$176,323
Non-owner occupied	—	—	—	—	436,900	436,900
Construction and land development	397	—	—	397	160,007	160,404
Multi-family	—	—	—	—	80,254	80,254
1-4 family	508	34	895	1,437	50,170	51,607
Commercial and industrial	2,077	—	564	2,641	470,951	473,592
Direct financing leases, net	—	—	—	—	31,093	31,093
Consumer and other:
Home equity and second mortgages	—	—	250	250	7,987	8,237
Other	—	—	655	655	15,664	16,319
Total	$2,982	$507	$2,364	$5,853	$1,428,876	$1,434,729
Percent of portfolio	0.21%	0.04%	0.16%	0.41%	99.59%	100.00%

The Corporation’s total impaired assets consisted of the following at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$2,817	$2,907
Commercial real estate — non-owner occupied	262	1,678
Construction and land development	4,502	4,729
Multi-family	—	2
1-4 family	2,631	2,611
Total non-accrual commercial real estate	10,212	11,927
Commercial and industrial	6,718	9,136
Direct financing leases, net	—	38
Consumer and other:
Home equity and second mortgages	290	542
Other	641	655
Total non-accrual consumer and other loans	931	1,197
Total non-accrual loans and leases	17,861	22,298
Foreclosed properties, net	1,677	1,677
Total non-performing assets	19,538	23,975
Performing troubled debt restructurings	1,628	1,735
Total impaired assets	$21,166	$25,710

	March 31, 2016	December 31, 2015
Total non-accrual loans and leases to gross loans and leases	1.23%	1.55%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.34	1.67
Total non-performing assets to total assets	1.09	1.35
Allowance for loan and lease losses to gross loans and leases	1.15	1.14
Allowance for loan and lease losses to non-accrual loans and leases	93.41	73.17
As of March 31, 2016 and December 31, 2015, $14.0 million and $16.2 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of March 31, 2016, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of March 31, 2016			As of December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	3	$1,209	$1,163	3	$1,209	$1,188
Commercial real estate — non-owner occupied	5	1,150	899	5	1,150	904
Construction and land development	3	6,034	4,351	3	6,034	4,593
Multi-family	—	—	—	1	184	2
1-4 family	15	2,035	1,840	15	2,035	1,869
Commercial and industrial	11	7,973	6,392	10	7,572	8,330
Consumer and other:
Home equity and second mortgages	4	461	343	4	461	349
Other	1	2,076	641	1	2,076	655
Total	42	$20,938	$15,629	42	$20,721	$17,890

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of March 31, 2016 and December 31, 2015, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of March 31, 2016		As of December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$20	1	$24
Interest rate concession	1	54	1	55
Combination of extension and interest rate concession	24	8,179	25	8,477
Commercial and industrial
Combination of extension and interest rate concession	11	6,392	10	8,330
Consumer and other
Extension of term	1	641	1	655
Combination of extension and interest rate concession	4	343	4	349
Total	42	$15,629	42	$17,890

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2016.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Three Months Ended March 31, 2016
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,255	$2,255	$—	$2,140	$35	$—	$35
Non-owner occupied	899	939	—	1,843	6	—	6
Construction and land development	4,701	7,372	—	4,935	34	—	34
Multi-family	—	—	—	1	1	134	(133)
1-4 family	2,442	2,504	—	2,658	30	—	30
Commercial and industrial	481	481	—	106	22	18	4
Direct financing leases, net	—	—	—	23	—	—	—
Consumer and other:
Home equity and second mortgages	244	244	—	493	2	—	2
Other	641	1,307	—	649	20	—	20
Total	11,663	15,102	—	12,848	150	152	(2)
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$631	$631	$18	$628	$9	$—	$9
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	856	862	126	851	7	—	7
Commercial and industrial	6,240	6,240	730	6,224	143	—	143
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	99	99	23	98	2	—	2
Other	—	—	—	—	—	—	—
Total	7,826	7,832	897	7,801	161	—	161
Total:
Commercial real estate:
Owner occupied	$2,886	$2,886	$18	$2,768	$44	$—	$44
Non-owner occupied	899	939	—	1,843	6	—	6
Construction and land development	4,701	7,372	—	4,935	34	—	34
Multi-family	—	—	—	1	1	134	(133)
1-4 family	3,298	3,366	126	3,509	37	—	37
Commercial and industrial	6,721	6,721	730	6,330	165	18	147
Direct financing leases, net	—	—	—	23	—	—	—
Consumer and other:
Home equity and second mortgages	343	343	23	591	4	—	4
Other	641	1,307	—	649	20	—	20
Grand total	$19,489	$22,934	$897	$20,649	$311	$152	$159

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for the Year Ended December 31, 2015
	Recorded investment	Unpaid principal balance	Impairment reserve	Average recorded investment(1)	Foregone interest income	Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,164	$2,164	$—	$712	$53	$12	$41
Non-owner occupied	2,314	2,355	—	962	25	—	25
Construction and land development	4,533	7,203	—	4,807	133	—	133
Multi-family	2	369	—	10	27	—	27
1-4 family	2,423	2,486	—	1,604	82	4	78
Commercial and industrial	2,546	2,590	—	544	172	6	166
Direct financing leases, net	38	38	—	4	—	—	—
Consumer and other:
Home equity and second mortgages	500	500	—	390	23	63	(40)
Other	655	1,321	—	688	82	—	82
Total	15,175	19,026	—	9,721	597	85	512
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$814	$814	$20	$215	$7	$2	$5
Non-owner occupied	—	—	—	—	—	—	—
Construction and land development	397	397	48	34	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	945	950	173	605	34	—	34
Commercial and industrial	6,603	6,603	847	810	102	—	102
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	99	99	25	58	10	—	10
Other	—	—	—	—	—	—	—
Total	8,858	8,863	1,113	1,722	153	2	151
Total:
Commercial real estate:
Owner occupied	$2,978	$2,978	$20	$927	$60	$14	$46
Non-owner occupied	2,314	2,355	—	962	25	—	25
Construction and land development	4,930	7,600	48	4,841	133	—	133
Multi-family	2	369	—	10	27	—	27
1-4 family	3,368	3,436	173	2,209	116	4	112
Commercial and industrial	9,149	9,193	847	1,354	274	6	268
Direct financing leases, net	38	38	—	4	—	—	—
Consumer and other:
Home equity and second mortgages	599	599	25	448	33	63	(30)
Other	655	1,321	—	688	82	—	82
Grand total	$24,033	$27,889	$1,113	$11,443	$750	$87	$663

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.4 million and $3.9 million as of March 31, 2016 and December 31, 2015 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $1.6 million and $1.7 million of loans as of March 31, 2016 and December 31, 2015 that were performing troubled debt restructurings, and thus, while not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to principal. Foregone interest represents the interest that was contractually due on the note but not received or recorded. To the extent the amount of principal on a non-accrual note is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2016
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(41)	(196)	(7)	(244)
Recoveries	84	—	3	87
Provision	217	297	11	525
Ending balance	$11,480	$4,488	$716	$16,684
Ending balance: individually evaluated for impairment	$144	$730	$23	$897
Ending balance: collectively evaluated for impairment	$11,336	$3,758	$693	$15,787
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$932,227	$493,190	$25,876	$1,451,293
Ending balance: individually evaluated for impairment	$9,106	$6,481	$793	$16,380
Ending balance: collectively evaluated for impairment	$920,443	$486,468	$24,892	$1,431,803
Ending balance: loans acquired with deteriorated credit quality	$2,678	$241	$191	$3,110
Allowance as % of gross loans	1.23%	0.91%	2.77%	1.15%

	As of and for the Year Ended December 31, 2015
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(793)	(711)	(9)	(1,513)
Recoveries	104	6	4	114
Provision	3,290	(400)	496	3,386
Ending balance	$11,220	$4,387	$709	$16,316
Ending balance: individually evaluated for impairment	$240	$847	$26	$1,113
Ending balance: collectively evaluated for impairment	$10,980	$3,540	$683	$15,203
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$905,488	$504,685	$24,556	$1,434,729
Ending balance: individually evaluated for impairment	$10,849	$8,942	$1,061	$20,852
Ending balance: collectively evaluated for impairment	$891,897	$495,497	$23,495	$1,410,889
Ending balance: loans acquired with deteriorated credit quality	$2,742	$246	$193	$3,181
Allowance as % of gross loans	1.24%	0.87%	2.89%	1.14%

Note 6 — Deposits
The composition of deposits at March 31, 2016 and December 31, 2015 was as follows. Average balances represent year-to-date averages.

	March 31, 2016			December 31, 2015
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$236,662	$228,294	—%	$231,199	$211,945	—%
Interest-bearing transaction accounts	154,351	162,793	0.22	165,921	125,558	0.24
Money market accounts	646,336	646,362	0.51	612,642	602,842	0.55
Certificates of deposit	68,284	73,163	0.83	79,986	106,177	0.78
Wholesale deposits	475,955	497,274	1.60	487,483	450,460	1.43
Total deposits	$1,581,588	$1,607,886	0.76	$1,577,231	$1,496,982	0.73

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at March 31, 2016 and December 31, 2015 was as follows. Average balances represent year-to-date averages.

	March 31, 2016			December 31, 2015
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$237	0.86%
FHLB advances and other borrowings	8,646	9,033	2.00	9,790	15,457	1.14
Senior line of credit	3,910	3,064	3.22	2,510	1,619	3.18
Subordinated notes payable	22,455	22,446	7.14	22,440	22,410	7.14
Junior subordinated notes	9,993	9,991	11.09	9,990	9,982	11.14
	$45,004	$44,534	6.75	$44,730	$49,705	5.94

Short-term borrowings	$6,910			$7,010
Long-term borrowings	38,094			37,720
	$45,004			$44,730

As of March 31, 2016, the Corporation was in compliance with its debt covenants under its third party secured senior line of credit. Per the promissory note dated February 19, 2016, the Corporation pays a commitment fee on this senior line of credit. During both the three months ended March 31, 2016 and 2015, the Corporation incurred additional interest expense due to this fee of $3,000.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
March 31, 2016	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$5,194	$—	$5,194
Asset backed securities	—	1,219	—	1,219
U.S. Government agency obligations - government-sponsored enterprises	—	8,067	—	8,067
Collateralized mortgage obligations - government issued	—	40,381	—	40,381
Collateralized mortgage obligations - government-sponsored enterprises	—	85,962	—	85,962
Interest rate swaps	—	1,139	—	1,139
Liabilities:
Interest rate swaps	$—	$1,139	$—	$1,139

	Fair Value Measurements Using
December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$4,283	$—	$4,283
Asset backed securities	—	1,269	—	1,269
U.S. Government agency obligations - government-sponsored enterprises	—	8,017	—	8,017
Collateralized mortgage obligations - government issued	—	44,543	—	44,543
Collateralized mortgage obligations - government-sponsored enterprises	—	82,436	—	82,436
Interest rate swaps	—	552	—	552
Liabilities:
Interest rate swaps	$—	$552	$—	$552

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2016 or the year ended December 31, 2015 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	March 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$14,314	$—	$12,601	$1,713	$—
Foreclosed properties	1,677	—	1,677	—	—
Loan servicing rights	1,692	—	—	1,692	—

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$17,763	$—	$11,518	$6,245	$—
Foreclosed properties	1,677	—	1,677	—	(36)
Loan servicing rights	1,563	—	—	1,563	—

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $14.3 million and $17.8 million at March 31, 2016 and December 31, 2015, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically discounts applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 93%. The weighted average of those unobservable inputs as of the measurement date of March 31, 2016 was 29%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
Loan servicing rights represent the asset retained upon sale of the guaranteed portion of certain SBA loans. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. The servicing rights are subsequently measured using the amortization method, which requires amortization into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
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
As of March 31, 2016 and December 31, 2015, the estimated fair value of the Corporation’s loan servicing asset was $1.7 million and $1.6 million, respectively.

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
As of March 31, 2016 and December 31, 2015, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, there were no impairment losses recognized for the three months ended March 31, 2016. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Three Months Ended March 31, 2016	As of and for the Year Ended December 31, 2015
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,677	$1,693
Foreclosed properties acquired in acquisition, at fair value	—	—
Loans transferred to foreclosed properties, at lower of cost or fair value	—	341
Proceeds from sale of foreclosed properties	—	(528)
Net gain on sale of foreclosed properties	—	207
Impairment valuation	—	(36)
Foreclosed properties at the end of the period	$1,677	$1,677

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$104,854	$104,858	$89,259	$4,699	$10,900
Securities available-for-sale	140,823	140,823	—	140,823	—
Securities held-to-maturity	36,485	37,213	—	37,213	—
Loans held for sale	1,697	1,697	—	1,697	—
Loans and lease receivables, net	1,431,902	1,460,700	—	12,601	1,448,099
Federal Home Loan Bank and Federal Reserve Bank stock	2,734	2,734	—	—	2,734
Cash surrender value of life insurance	28,541	28,541	28,541	—	—
Accrued interest receivable	4,789	4,789	4,789	—	—
Interest rate swaps	1,139	1,139	—	1,139	—
Financial liabilities:
Deposits	$1,581,588	$1,586,447	$1,037,349	$549,098	$—
Federal Home Loan Bank and other borrowings	35,011	35,841	—	35,841	—
Junior subordinated notes	9,993	6,613	—	—	6,613
Interest rate swaps	1,139	1,139	—	1,139	—
Accrued interest payable	1,937	1,937	1,937	—	—
Off-balance-sheet items:
Standby letters of credit	65	65	—	—	65

	December 31, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$113,564	$113,564	$100,063	$4,451	$9,050
Securities available-for-sale	140,548	140,548	—	140,548	—
Securities held-to-maturity	37,282	37,558	—	37,558	—
Loans held for sale	2,702	2,702	—	2,702	—
Loans and lease receivables, net	1,414,649	1,445,773	—	11,518	1,434,255
Federal Home Loan Bank and Federal Reserve Bank stock	2,843	2,843	—	—	2,843
Cash surrender value of life insurance	28,298	28,298	28,298	—	—
Accrued interest receivable	4,412	4,412	4,412	—	—
Interest rate swaps	552	552	—	552	—
Financial liabilities:
Deposits	$1,577,231	$1,577,838	$1,009,762	$568,076	$—
Federal Home Loan Bank and other borrowings	34,740	35,353	—	35,353	—
Junior subordinated notes	9,990	6,614	—	—	6,614
Interest rate swaps	552	552	—	552	—
Accrued interest payable	1,766	1,766	1,766	—	—
Off-balance-sheet items:
Standby letters of credit	183	183	—	—	183
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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. As of March 31, 2016 and December 31, 2015, the Corporation held $10.9 million and $9.1 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of March 31, 2016 and December 31, 2015, the Corporation held $4.7 million and $4.5 million, respectively, of brokered certificates of deposits.

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
At March 31, 2016, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was 23.3 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in August, 2018 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $1.1 million and are included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow the commercial borrower to set off amounts due against the related commercial loan. As of March 31, 2016, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At March 31, 2016, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also 23.3 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August, 2018 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $1.1 million, included in accrued interest payable and other liabilities as of March 31, 2016. The gross amount of dealer counterparty swaps was also $1.1 million as no right of offset existed with the dealer counterparty swaps as of March 31, 2016.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2016 and December 31, 2015.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2016	Accrued interest receivable and other assets	$1,139	Accrued interest payable and other liabilities	$1,139
December 31, 2015	Accrued interest receivable and other assets	$552	Accrued interest payable and other liabilities	$552

No derivative instruments held by the Corporation for the three months ended March 31, 2016 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2016 and 2015 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total, common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of March 31, 2016, that the Corporation and the Banks met all applicable capital adequacy requirements.

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

The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2016 and December 31, 2015, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2016
Total capital
(to risk-weighted assets)
Consolidated	$192,670	11.24%	$137,131	8.00%	N/A	N/A
First Business Bank	145,732	11.43	102,002	8.00	$127,502	10.00%
First Business Bank — Milwaukee	21,170	11.74	14,425	8.00	18,032	10.00
Alterra Bank	31,464	12.37	20,345	8.00	25,432	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$153,531	8.96%	$102,848	6.00%	N/A	N/A
First Business Bank	132,943	10.43	76,501	6.00	$102,002	8.00%
First Business Bank — Milwaukee	19,350	10.73	10,819	6.00	14,425	8.00
Alterra Bank	29,390	11.56	15,259	6.00	20,345	8.00
Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	$143,531	8.37%	$77,136	4.50%	N/A	N/A
First Business Bank	132,943	10.43	57,376	4.50	$82,877	6.50%
First Business Bank — Milwaukee	19,350	10.73	8,114	4.50	11,721	6.50
Alterra Bank	29,390	11.56	11,444	4.50	16,530	6.50
Tier 1 capital
(to average assets)
Consolidated	$153,531	8.44%	$72,805	4.00%	N/A	N/A
First Business Bank	132,943	10.30	51,647	4.00	$64,559	5.00%
First Business Bank — Milwaukee	19,350	7.38	10,485	4.00	13,106	5.00
Alterra Bank	29,390	9.45	12,440	4.00	15,551	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2015
Total capital
(to risk-weighted assets)
Consolidated	$189,163	11.11%	$136,208	8.00%	N/A	N/A
First Business Bank	141,388	11.12	101,754	8.00	$127,193	10.00%
First Business Bank — Milwaukee	20,931	12.03	13,914	8.00	17,392	10.00
Alterra Bank	30,300	11.39	21,279	8.00	26,598	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$149,920	8.81	$102,156	6.00%	N/A	N/A
First Business Bank	128,852	10.13	76,316	6.00	$101,754	8.00%
First Business Bank — Milwaukee	19,172	11.02	10,435	6.00	13,914	8.00
Alterra Bank	28,278	10.63	15,959	6.00	21,279	8.00
Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	$139,920	8.22	$76,617	4.50%	N/A	N/A
First Business Bank	128,852	10.13	57,237	4.50	$110,669	6.50%
First Business Bank — Milwaukee	19,172	11.02	7,826	4.50	82,675	6.50
Alterra Bank	28,278	10.63	11,969	4.50	11,305	6.50
Tier 1 capital
(to average assets)
Consolidated	$149,920	8.63	$69,466	4.00%	N/A	N/A
First Business Bank	128,852	10.44	49,359	4.00	$61,698	5.00%
First Business Bank — Milwaukee	19,172	7.81	9,821	4.00	12,276	5.00
Alterra Bank	28,278	9.89	11,441	4.00	14,301	5.00

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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our inability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	System failure or breaches of our network security, including with respect to our internet banking activities.
These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate with a business banking focus delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. Our commercial banking products and services include commercial lending, SBA lending, asset-based lending, equipment financing, factoring, residential mortgage lending, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy incorporates local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions, such as credit, information technology, marketing, finance and accounting and human resources. We have a niche business banking model and we consistently operate within this model to provide value-added financial solutions to our clients through the high touch service of our experienced staff.
Operational Highlights

•	Total assets increased to $1.790 billion as of March 31, 2016 compared to $1.782 billion as of December 31, 2015.

•	Net income for the three months ended March 31, 2016 was $4.5 million compared to net income of $4.2 million for the three months ended March 31, 2015.

•	Diluted earnings per common share for the three months ended March 31, 2016 were $0.52 compared to diluted earnings per common share of $0.48 for the three months ended March 31, 2015.

•	Net interest margin decreased by 20 basis points to 3.59% for the three months ended March 31, 2016 compared to 3.79% for the three months ended March 31, 2015.

•
Excluding the impact of net accretion/amortization on purchase accounting adjustments on Alterra balances in both quarters, net interest margin measured 3.51% for the first quarter of 2016, improving four basis points from 3.47% for the first quarter of 2015.

•
Top line revenue, the sum of net interest income and non-interest income, increased 7.2% to $20.1 million for the three months ended March 31, 2016 compared to $18.8 million for the three months ended March 31, 2015.

•
Annualized return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.00% and 11.68%, respectively, for the three-month period ended March 31, 2016, compared to 1.00% and 11.98%, respectively, for the same time period in 2015.

•	Our efficiency ratio was 62.4% for the three months end March 31, 2016, compared to 62.5% for the three months ended March 31, 2015.

•	Our effective tax rate was 34.2% and 34.1% for the three months ended March 31, 2016 and 2015, respectively.

•	Our provision for loan and lease losses was $525,000 for the three months ended March 31, 2016 compared to $684,000 for the same period in the prior year.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.15% at March 31, 2016 compared to 1.14% at December 31, 2015.

•	Non-performing assets as a percentage of total assets was 1.09% at March 31, 2016 compared to 1.35% at December 31, 2015.

•	Non-accrual loans decreased by $4.4 million, or 19.9%, to $17.9 million at March 31, 2016 from $22.3 million at December 31, 2015.

•
Net charge-offs of $157,000 represented 0.04% of annualized average gross loans and leases for the three months ended March 31, 2016, compared to $319,000 and 0.10% for the three months ended March 31, 2015.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue increased 7.2% for the three months ended March 31, 2016, compared to the same period in the prior year, primarily due to strong loan growth, stable net interest margin exclusive of purchase accounting and robust SBA loan production. The increase in net interest income was partially offset by the diminishing impact of purchase accounting accretion/amortization when compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2016	2015	Change
	(Dollars in Thousands)
Net interest income	$15,539	$14,930	4.1%
Non-interest income	4,594	3,848	19.4
Total top line revenue	$20,133	$18,778	7.2
Return on Average Assets and Return on Average Equity
ROAA was 1.00% for the three months ended March 31, 2016 and March 31, 2015 as net income and total average assets both increased by approximately 9% year over year. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended March 31, 2016 was 11.68% compared to 11.98% for the three months ended March 31, 2015 as total average equity increased at a slightly greater pace than net income year over year. We view ROAE to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our credit costs.

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

Please refer to the Non-Interest Expense section below for discussion on the primary drivers of the year-over-year increase in the efficiency ratio.

	For the Three Months Ended March 31,
	2016	2015	Change
	(Dollars in Thousands)
Total non-interest expense	$12,699	$11,732	8.2%
Less:
Net gain on foreclosed properties	—	(16)	NM
Amortization of other intangible assets	16	18	NM
Amortization of tax credit investments	112	—	NM
Total adjusted operating expense	$12,571	$11,730	7.2
Net interest income	$15,539	$14,930	4.1
Total non-interest income	4,594	3,848	19.4
Top line revenue	$20,133	$18,778	7.2
Efficiency ratio	62.44%	62.47%	(0.03)
NM = Not meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2016 compared to the same period of 2015. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2016 Compared to 2015
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans	$(406)	$1,267	$861
Commercial and industrial loans	(417)	675	258
Direct financing leases	(19)	(21)	(40)
Consumer and other loans	5	35	40
Total loans and leases receivable	(837)	1,956	1,119
Mortgage-related securities	(20)	(43)	(63)
Other investment securities	(3)	12	9
FHLB and FRB Stock	1	2	3
Short-term investments	49	10	59
Total net change in income on interest-earning assets	(810)	1,937	1,127
Interest-bearing liabilities
Transaction accounts	—	30	30
Money market accounts	(52)	27	(25)
Certificates of deposit	33	(102)	(69)
Wholesale deposits	278	270	548
Total deposits	259	225	484
FHLB advances	—	(5)	(5)
Other borrowings	(23)	59	36
Junior subordinated notes	3	—	3
Total net change in expense on interest-bearing liabilities	239	279	518
Net change in net interest income	$(1,049)	$1,658	$609

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2016 and 2015. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2016			2015
	Average balance	Interest	Average yield/rate(4)	Average balance	Interest	Average yield/rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$922,859	$10,730	4.65%	$814,933	$9,869	4.84%
Commercial and industrial loans(1)	470,503	7,082	6.02	426,697	6,824	6.40
Direct financing leases(1)	30,845	343	4.45	32,752	383	4.68
Consumer and other loans(1)	27,427	289	4.21	24,110	249	4.13
Total loans and leases receivable(1)	1,451,634	18,444	5.08	1,298,492	17,325	5.34
Mortgage-related securities(2)	144,899	599	1.65	155,330	662	1.70
Other investment securities(3)	31,326	123	1.57	28,273	114	1.61
FHLB and FRB stock	2,802	21	2.92	2,597	18	2.70
Short-term investments	101,420	156	0.62	92,934	97	0.42
Total interest-earning assets	1,732,081	19,343	4.47	1,577,626	18,216	4.62
Non-interest-earning assets	88,361			95,405
Total assets	$1,820,442			$1,673,031
Interest-bearing liabilities
Transaction accounts	$162,793	88	0.22	$107,311	58	0.22
Money market accounts	646,362	828	0.51	625,888	853	0.55
Certificates of deposit	73,163	151	0.83	124,377	220	0.71
Wholesale deposits	497,274	1,986	1.60	424,172	1,438	1.36
Total interest-bearing deposits	1,379,592	3,053	0.89	1,281,748	2,569	0.80
FHLB advances	7,537	19	1.03	9,367	24	1.04
Other borrowings	27,006	455	6.74	23,586	419	7.11
Junior subordinated notes	9,991	277	11.09	9,978	274	10.98
Total interest-bearing liabilities	1,424,126	3,804	1.07	1,324,679	3,286	0.99
Non-interest-bearing demand deposit accounts	228,294			200,274
Other non-interest-bearing liabilities	12,337			8,151
Total liabilities	1,664,757			1,533,104
Stockholders’ equity	155,685			139,927
Total liabilities and stockholders’ equity	$1,820,442			$1,673,031
Net interest income		$15,539			$14,930
Interest rate spread			3.40%			3.63%
Net interest-earning assets	$307,955			$252,947
Net interest margin			3.59%			3.79%
Average interest-earning assets to average interest-bearing liabilities	121.62%			119.09%
Return on average assets	1.00			1.00
Return on average equity	11.68			11.98
Average equity to average assets	8.55			8.36
Non-interest expense to average assets	2.79			2.80

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

Comparison of Net Interest Income for the Three Months Ended March 31, 2016 and 2015
Net interest income increased $609,000, or 4.1%, during the three months ended March 31, 2016 compared to the same period in 2015. The increase in net interest income was primarily attributable to a favorable volume variance on the loan and the lease portfolio, specifically commercial real estate. This favorable variance was partially offset by an overall unfavorable variance on wholesale deposits. The percentage increase in net interest income is less than the percentage increase in average loans and leases primarily due to the diminishing year over year impact of purchase accounting accretion/amortization. Excluding purchase accounting accretion/amortization, net interest income increased $1.5 million, or 11.0%.
The yield on average earning assets for the three months ended March 31, 2016 was 4.47% compared to 4.62% for the three months ended March 31, 2015. The decrease in the yield was principally attributable to the diminishing impact of accretion related to purchase accounting adjustments on the Alterra loan portfolio. Excluding purchase accounting accretion, the yield on average earning assets increased five basis points year over year from 4.36% to 4.41%.
The overall weighted average rate paid on interest-bearing liabilities was 1.07% for the three months ended March 31, 2016, an increase of eight basis points from 0.99% for the three months ended March 31, 2015. The increase in the overall rate on the interest-bearing liabilities was primarily caused by an increase in the rate paid on our wholesale deposits. This increase was partially offset by an overall favorable variance on in-market deposits led by strong money market growth.
The weighted average rate paid on our interest-bearing deposits was 0.89% for the three months ended March 31, 2016, an increase of nine basis points from 0.80% for the three months ended March 31, 2015. The increase in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing in-market certificates of deposit with a relatively equal mix of in-market non-maturity deposit balances and wholesale funding. Despite an uncertain rate environment in 2016, management expects to effectively manage the Company’s liability structure in both term and rate to deliver a stable net interest margin. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas-based markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 5.0% to $1.111 billion for the three months ended March 31, 2016 from $1.058 billion for the three months ended March 31, 2015.
Net interest margin decreased 20 basis points to 3.59% for the three months ended March 31, 2016 compared to 3.79% for the three months ended March 31, 2015. Net accretion/amortization on the Alterra purchase accounting adjustments was $333,000 for the three months end March 31, 2016 and $1.2 million for the same period in 2015. While management expects the net accretion/amortization to trend lower, it may be volatile due to the uncertain nature of loan prepayments. Excluding purchase accounting accretion/amortization, net interest margin increased four basis points to 3.51% from 3.47%. Loan and lease growth positively impacted the mix of earning assets for the three months ended March 31, 2016 which drove a seven basis point increase in net interest margin. Despite the Company’s record in-market deposit balances as of March 31, 2016, the year over year deposit mix change increased the overall cost of funds which negatively affected our net interest margin by approximately two basis points. Other factors, primarily the the declining yield on our investment portfolio, negatively influenced the net interest margin by one basis point in the aggregate.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. During the fourth quarter of 2015, the methodology used to determine the amount of loan and lease loss provision was refined by increasing the look-back period from three years to eight years, estimating the loss emergence period using a more granular approach, and further emphasizing the application of quantitative factors to support the inherent risk of the loan and lease portfolio and less emphasis on subjective analysis. The impact of these refinements was not significant. Refer to Allowance for Loan and Lease Losses for further information regarding our refined allowance for loan and lease loss methodology.
We recorded provision expense of $525,000 and $684,000 for the three months ended March 31, 2016 and 2015, respectively. Provision for the three months ended March 31, 2016 primarily reflects adjustments to certain subjective factors and additions commensurate with loan growth, partially offset by a reduction of the historical loss factors applied in calculating the probable losses inherent within the loan and lease portfolio for which a reserve should be established.

During the three months ended March 31, 2016 and 2015, the factors influencing the provision for loan and lease losses were the following:

	For the Three Months Ended March 31,
	2016	2015
	(In Thousands)
Components of the provision for loan and lease losses:
Net (decrease) increase in specific reserves on impaired loans	$(216)	$1
Net increase in allowance for loan and lease loss reserve due to subjective factor changes	332	—
Charge-offs	244	324
Recoveries	(87)	(5)
Net increase in inherent risk of the loan and lease portfolio, including loan and lease growth	252	364
Total provision for loan and lease losses	$525	$684

The addition of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will be able to recover our principal. The release of specific reserves represents the reduction of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries, and other qualitative factors that could affect credit losses. As overall asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan and lease losses. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as, movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-interest Income
Comparison of Non-Interest Income for the Three Months Ended March 31, 2016 and 2015
Non-interest income increased $746,000, or 19.4%, to $4.6 million for the three months ended March 31, 2016, from $3.8 million for the three months ended March 31, 2015. The increase was primarily due to SBA loan production and increased fees earned for trust and investment services, partially offset by the diminishing impact of the reserve for unfunded commitments related to the Alterra acquisition.
Gains on sale of SBA loans for the three months ended March 31, 2016 totaled $1.4 million, an increase of $871,000, or 172.5%, from the same period in 2015 as the Company continues to successfully execute its SBA strategy across its footprint. In addition, loan fees related to the origination and servicing of SBA loans increased $84,000, or 59.0%.
Trust and investment services fee income increased by $66,000, or 5.5%, to $1.3 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. This increase was primarily driven by record assets under management and administration. At March 31, 2016, we had a record $896.4 million of trust assets under management compared to $817.9 million at December 31, 2015 and $814.2 million at March 31, 2015. Assets under administration were a record $210.4 million at March 31, 2016 compared to $203.2 million at December 31, 2015 and $195.1 million at March 31, 2015.

Other non-interest income decreased by $350,000 to $206,000 for the three months ended March 31, 2016, compared to $556,000 for the three months ended March 31, 2015. The decrease in other income was primarily due to the diminishing impact of the reserve for unfunded commitments related to the Alterra acquisition. For the three months ended March 31, 2016, we recognized $8,000 in non-interest income due to the decrease of the reserve, as the associated loans continue to fully fund, renew or mature, compared to $285,000 for the same period in 2015. The remaining reserve for unfunded commitments was $31,000 as of March 31, 2016. Should the commitment be withdrawn for any reason or become fully funded prior to maturity, we will accelerate the remaining liability accordingly.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended March 31, 2016 and 2015
Non-interest expense increased by $1.0 million, or 8.2%, to $12.7 million for the three months ended March 31, 2016 from $11.7 million for the comparable period of 2015. The increase in non-interest expense was primarily caused by an increase in compensation expense, partially offset by a decrease in professional fees.
Compensation expense increased by $1.0 million, or 13.8%, to $8.4 million for the three months ended March 31, 2016 from $7.4 million for the three months ended March 31, 2015. The overall increase reflects growth in compensation costs related to annual merit increases, employee benefit costs and incentive compensation accruals on a larger base of employees than in the comparative period of the prior year. Full time equivalent employees as of March 31, 2016 were 255, up 20.3% from 212 at March 31, 2015. We expect to continue investing in talent throughout 2016 to support our strategic growth efforts, both in the form of additional business development and operational staff.
Professional fees expense decreased by $128,000, or 12.9%, to $861,000 for the three months ended March 31, 2016 from $989,000 for the three months ended March 31, 2015. The decrease is consistent with management’s expectations as technology platforms introduced in 2015 are now largely in place. Management will evaluate additional technology platforms, and expand the capabilities of existing platforms, in 2016 as we continue to strategically focus on scaling the Company to efficiently facilitate our strong growth trajectory.
Income Taxes
Income tax expense was $2.4 million for the three months ended March 31, 2016, with an effective tax rate of 34.2%, compared to income tax expense of $2.2 million for the three months ended March 31, 2015, with an effective tax rate of 34.1%. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the Three Months Ended March 31,
	2016	2015
Statutory federal tax rate	35.0%	34.4%
State taxes, net of federal benefit	4.5	4.6
FIN 48 expense, net of federal benefit	—	—
Bank owned life insurance	(1.2)	(1.3)
Tax-exempt security and loan income, net of TEFRA adjustments	(3.7)	(3.2)
Federal new market tax credit	(0.9)	(1.0)
Other	0.5	0.6
	34.2%	34.1%
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

Financial Condition
General
Our total assets increased by $8.1 million, or 0.5%, to $1.790 billion as of March 31, 2016 compared to $1.782 billion at December 31, 2015. The increase in total assets was primarily driven by growth in our loan and lease portfolio.
Short-term investments
Short-term investments decreased by $7.2 million, or 7.2%, to $91.8 million at March 31, 2016 from $98.9 million at December 31, 2015. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. As of March 31, 2016, our total investment in commercial paper, which is also considered a short-term investment, was $10.9 million as compared to $9.1 million at December 31, 2015. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $522,000 to $177.3 million at March 31, 2016 compared to $177.8 million at December 31, 2015. During the three months ended March 31, 2016, we recognized unrealized holding gains of $876,000 before income taxes through other comprehensive income. As of March 31, 2016 and December 31, 2015, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 2.81 and 2.94 years, respectively. Generally, our investment philosophy remains unchanged from our statements made in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2016. There were no sales of securities during the three months ended March 31, 2016.
Loans and Leases Receivable
Loans and leases receivable, including loans held for sale and net of allowance for loan and lease losses, increased by $16.2 million, or 1.1%, to $1.434 billion at March 31, 2016 from $1.417 billion at December 31, 2015. The increase was primarily due to the successful execution of the Company’s strategic plan, which includes additional loans to both new and existing clients. Construction and land development loans were the largest contributor to loan growth in the first quarter of 2016 increasing $19.4 million, or 12.1%, to $179.8 million at March 31, 2016 from $160.4 million at December 31, 2015. Of the $19.4 million in growth, $17.2 million consisted of construction loans that generally result in the Company obtaining the end financing relationship once the project is completed. While we continue to have a concentration in commercial real estate (“CRE”), as CRE loans represent approximately 64% of our total loans as of March 31, 2016, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. As of March 31, 2016, of the 64% concentration in CRE loans, approximately 19% was owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Company’s C&I portfolio as, in general, the client’s primary source of repayment are the cash flows from the operating entity occupying the commercial real estate property.
Our C&I portfolio decreased $12.0 million, or 2.5%, to $461.6 million at March 31, 2016 from $473.6 million at December 31, 2015 while our CRE portfolio increased by $26.7 million, or 3.0%, to $932.2 million at March 31, 2016 from $905.5 million at December 31, 2015. We will continue to emphasize actively pursuing C&I loans across the Company as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.

While we continue to experience significant competition as banks operating in our primary geographic areas attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to be more than adequate to replace normal amortization and to continue to grow in future quarters. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Non-performing loans decreased $4.4 million, or 19.9%, to $17.9 million, compared to $22.3 million at December 31, 2015. The Company's non-performing loans as a percentage of total gross loans and leases measured 1.23% and 1.55% at March 31, 2016 and December 31, 2015, respectively. Likewise, the ratio of non-performing assets to total assets decreased to 1.09% at March 31, 2016, compared to 1.35% at December 31, 2015. We do not expect any material changes in non-accrual loans as a percentage of gross loans and leases; however, we may experience some volatility from time to time. Please refer to Asset Quality for additional information.
Deposits
As of March 31, 2016, deposits increased by $4.4 million to $1.582 billion from $1.577 billion at December 31, 2015. The increase in deposits was primarily due to an increase in the level of in-market deposits, specifically money market accounts, which increased by $33.7 million to $646.3 million at March 31, 2016 from $612.6 million at December 31, 2015. The increase in money market balances was offset by a decrease of in-market certificate of deposits and wholesale deposits. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. Our Banks’ in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average deposits, approximately $1.111 billion, or 69.1%, were considered in-market deposits for the three months ended March 31, 2016. This compares to in-market deposits of $1.058 billion, or 71.4%, for the same period in 2015.
The Corporation’s targeted operating range of wholesale deposits to total deposits is 30%-40%. As of March 31, 2016, the ratio of end of period wholesale deposits to end of period total deposits was 30.1%. Consistent with our unique funding strategy, we will continue to use wholesale deposits in specific maturity periods needed to match-fund fixed rate loans, typically three to five years but extending longer depending on client needs, to effectively mitigate interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of wholesale deposits. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of wholesale deposits.
FHLB Advances and Other Borrowings
As of March 31, 2016, FHLB advances and other borrowings increased by $271,000, or 0.8%, to $35.0 million from $34.7 million at December 31, 2015.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$2,817	$2,907
Commercial real estate - non-owner occupied	262	1,678
Construction and land development	4,502	4,729
Multi-family	—	2
1-4 family	2,631	2,611
Total non-accrual commercial real estate	10,212	11,927
Commercial and industrial	6,718	9,136
Direct financing leases, net	—	38
Consumer and other:
Home equity and second mortgages	290	542
Other	641	655
Total non-accrual consumer and other loans	931	1,197
Total non-accrual loans and leases	17,861	22,298
Foreclosed properties, net	1,677	1,677
Total non-performing assets	19,538	23,975
Performing troubled debt restructurings	1,628	1,735
Total impaired assets	$21,166	$25,710

Total non-accrual loans and leases to gross loans and leases	1.23%	1.55%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.34	1.67
Total non-performing assets to total assets	1.09	1.35
Allowance for loan and lease losses to gross loans and leases	1.15	1.14
Allowance for loan and lease losses to non-accrual loans and leases	93.41	73.17
As of March 31, 2016 and December 31, 2015, $14.0 million and $16.2 million of the non-accrual loans were considered troubled debt restructurings, respectively.

A summary of our non-accrual loan and lease activity from December 31, 2015 through March 31, 2016 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$22,298
Loans and leases transferred to non-accrual status	102
Accretion of the fair value discount on purchased credit impaired loans	33
Non-accrual loans and leases returned to accrual status	—
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	(244)
Cash received and applied to principal of non-accrual loans and leases	(4,328)
Non-accrual loans and leases as of the end of the period	$17,861
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of March 31, 2016, non-performing assets as a percentage of total assets decreased to 1.09% from 1.35% at December 31, 2015. The Company’s successful efforts to manage impaired relationships contributed to the linked quarter decline, including the previously disclosed $1.8 million payoff of a non-performing energy sector relationship. The remaining improvement in non-performing assets primarily reflected additional loan payoffs and paydowns.
As of March 31, 2016, the Company’s direct exposure to the energy sector declined by $2.4 million to $7.6 million in loans and leases, or 0.53% of total gross loans and leases, with no remaining unfunded commitments. The associated reserve for loan and lease losses related to this portfolio was 8.25% of carrying value at March 31, 2016. Of this population of energy sector loans and leases, $5.8 million was considered non-performing as of March 31, 2016. Management believes the portfolio is adequately collateralized, net of specific reserves, as of March 31, 2016.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of March 31, 2016, we believe the payment performance did not point to any new areas of concern, as approximately 99.6% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established credit quality indicator categories. While overall asset quality remains strong, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We generally work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2016	2015	2015
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$11,663	$10,475	$15,175
Impaired loans and leases with impairment reserves required	7,826	849	8,858
Total impaired loans and leases	19,489	11,324	24,033
Less:
Impairment reserve (included in allowance for loan and lease losses)	897	391	1,113
Net impaired loans and leases	$18,592	$10,933	$22,920
Average impaired loans and leases	$20,649	$11,961	$11,443
Foregone interest income attributable to impaired loans and leases	$311	$179	$750
Less: Interest income recognized on impaired loans and leases	152	1	87
Net foregone interest income on impaired loans and leases	$159	$178	$663
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2015	$1,677
Loans transferred to foreclosed properties	—
Proceeds from sale of foreclosed properties	—
Net gain on sale of foreclosed properties	—
Impairment valuation	—
Foreclosed properties as of March 31, 2016	$1,677
Allowance for loan and lease losses
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.15% as of March 31, 2016 and 1.14% as of December 31, 2015. During the three months ended March 31, 2016, we recorded net charge-offs on impaired loans and leases of approximately $157,000, comprised of $244,000 of charge-offs and $87,000 of recoveries. During the three months ended March 31, 2015, we recorded net charge-offs on impaired loans and leases of approximately $319,000, comprised of $324,000 of charge-offs and $5,000 of recoveries.
While charge-offs have been relatively low in recent periods, we will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $16.7 million, or 1.15% of total loans and leases, was appropriate as of March 31, 2016. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

As of March 31, 2016 and December 31, 2015, our allowance for loan and lease losses to total non-accrual loans and leases was 93.41% and 73.17%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality remains strong, our allowance for loan and lease loss is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2016.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
Allowance at beginning of period	$16,316	$14,329
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(41)	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	(11)
Commercial and industrial	(196)	(313)
Direct financing leases	—	—
Consumer and other
Home equity and second mortgages	—	—
Other	(7)	—
Total charge-offs	(244)	(324)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	72	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	12	—
Commercial and industrial	—	2
Direct financing leases	—	—
Consumer and other
Home equity and second mortgages	1	2
Other	2	1
Total recoveries	87	5
Net (charge-offs) recoveries	(157)	(319)
Provision for loan and lease losses	525	684
Allowance at end of period	$16,684	$14,694
Annualized net charge-offs as a % of average gross loans and leases	(0.04)%	(0.10)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2016 were the interest payments due on subordinated and junior subordinated notes. The Banks have paid no dividends through March 31, 2016 from the beginning of the year. During the year ended December 31, 2015, FBB declared and paid dividends totaling $7.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of March 31, 2016 and December 31, 2015, our immediate on-balance-sheet liquidity was $321.0 million and $331.5 million, respectively. At March 31, 2016 and December 31, 2015, the Banks had $76.1 million and $84.9 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $476.0 million of outstanding wholesale deposits at March 31, 2016, compared to $487.5 million of wholesale deposits as of December 31, 2015, which represented 30.1% and 30.9%, respectively, of the ending balance of total deposits. While we are committed to our continued efforts to raise in-market deposits and maintain our overall mix of wholesale deposits and in-market deposits, wholesale deposits continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single-service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits. The Banks limit the percentage of wholesale deposits to total deposits in accordance with liquidity policies approved by their respective Boards of Directors. The Corporation’s targeted operating range of wholesale deposits to total deposits is 30%-40%. The Banks were in compliance with their respective policy limits as of March 31, 2016 and December 31, 2015.
The Banks were able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the three-month period ended March 31, 2016. In the event there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2016, the available liquidity was in excess of the stated policy minimum. As on-balance-sheet liquidity is utilized to fund growth, asset quality remains stable and the ratio of in-market deposits to total deposits remains within an acceptable range, management may consider reducing the number of months of maturity coverage slightly while remaining confident in its ability to manage the maturities of wholesale deposits in the event of a disruption in the wholesale market. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the three months ended March 31, 2016, operating activities resulted in a net cash inflow of $9.8 million. Operating cash flows included net income of $4.5 million. Net cash used in investing activities for the three months ended March 31, 2016 was approximately $22.2 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the three months ended March 31, 2016 was $3.7 million primarily from net increases in deposits and the use of our unsecured senior line of credit for general operations and other temporary cash flow mismatches, partially offset by cash dividends paid to shareholders and repayment of maturing FHLB advances. Please refer to the Consolidated Statements of Cash Flows for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of March 31, 2016, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2016 has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	$—
February 1, 2016 - February 29, 2016	99	$21.68	—	$—
March 1, 2016 - March 31, 2016	—	$—	—	$—
Total	99	$—	—	$—

(1)	The shares in this column represent the shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
Offer Letter, dated January 7, 2016 and accepted January 9, 2016, between First Business Financial Services, Inc. and Edward G. Sloane, Jr. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 14, 2016)

10.2
Offer Letter, dated March 23, 2016 and accepted March 25, 2016, between First Business Financial Services, Inc. and David R. Seiler (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2016)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 29, 2016	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 29, 2016	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

10.1
Offer Letter, dated January 7, 2016 and accepted January 9, 2016, between First Business Financial Services, Inc. and Edward G. Sloane, Jr. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 14, 2016)

10.2
Offer Letter, dated March 23, 2016 and accepted March 25, 2016, between First Business Financial Services, Inc. and David R. Seiler (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2016)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Unaudited Consolidated Financial Statements