Form 10-Q
period 2016-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2016-07-29
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 28, 2016 was 8,703,942 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,700	$14,640
Short-term investments	116,911	98,924
Cash and cash equivalents	131,611	113,564
Securities available-for-sale, at fair value	137,692	140,548
Securities held-to-maturity, at amortized cost	36,167	37,282
Loans held for sale	5,548	2,702
Loans and leases receivable, net of allowance for loan and lease losses of $18,154 and $16,316, respectively	1,433,661	1,414,649
Premises and equipment, net	3,969	3,954
Foreclosed properties	1,548	1,677
Cash surrender value of bank-owned life insurance	28,784	28,298
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,163	2,843
Accrued interest receivable and other assets	25,003	24,071
Goodwill and other intangible assets	12,923	12,493
Total assets	$1,819,069	$1,782,081
Liabilities and Stockholders’ Equity
Deposits	$1,607,944	$1,577,231
Federal Home Loan Bank and other borrowings	33,570	34,740
Junior subordinated notes	9,997	9,990
Accrued interest payable and other liabilities	9,164	9,288
Total liabilities	1,660,675	1,631,249
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,927,006 and 8,922,375 shares issued, 8,703,942 and 8,699,410 shares outstanding, at June 30, 2016 and December 31, 2015, respectively	89	89
Additional paid-in capital	77,127	76,549
Retained earnings	86,760	80,584
Accumulated other comprehensive income (loss)	730	(80)
Treasury stock, 223,064 and 222,965 shares at June 30, 2016 and December 31, 2015, respectively, at cost	(6,312)	(6,310)
Total stockholders’ equity	158,394	150,832
Total liabilities and stockholders’ equity	$1,819,069	$1,782,081

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$18,701	$16,680	$37,145	$34,005
Securities income	681	748	1,404	1,524
Short-term investments	173	92	349	207
Total interest income	19,555	17,520	38,898	35,736
Interest expense:
Deposits	3,038	2,593	6,091	5,162
Notes payable and other borrowings	499	461	973	904
Junior subordinated notes	277	278	555	552
Total interest expense	3,814	3,332	7,619	6,618
Net interest income	15,741	14,188	31,279	29,118
Provision for loan and lease losses	2,762	520	3,287	1,204
Net interest income after provision for loan and lease losses	12,979	13,668	27,992	27,914
Non-interest income:
Trust and investment services fee income	1,344	1,279	2,618	2,486
Gain on sale of SBA loans	2,131	842	3,506	1,347
Gain on sale of residential mortgage loans	198	222	342	370
Service charges on deposits	733	693	1,475	1,389
Loan fees	676	499	1,285	1,001
Increase in cash surrender value of bank-owned life insurance	243	238	486	472
Other	498	353	704	909
Total non-interest income	5,823	4,126	10,416	7,974
Non-interest expense:
Compensation	8,447	6,924	16,818	14,278
Occupancy	500	486	1,008	986
Professional fees	961	1,515	1,822	2,504
Data processing	697	655	1,348	1,185
Marketing	448	701	1,182	1,343
Equipment	341	298	621	606
FDIC insurance	254	220	545	433
Collateral liquidation costs	68	78	114	380
Net loss (gain) on foreclosed properties	93	1	93	(15)
Other	1,649	1,096	2,605	2,006
Total non-interest expense	13,458	11,974	26,156	23,706
Income before income tax expense	5,344	5,820	12,252	12,182
Income tax expense	1,628	1,962	3,990	4,132
Net income	$3,716	$3,858	$8,262	$8,050
Earnings per common share:
Basic	$0.43	$0.45	$0.95	$0.93
Diluted	$0.43	$0.45	$0.95	$0.93
Dividends declared per share	$0.12	$0.11	$0.24	$0.22
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)

Net income	$3,716	$3,858	$8,262	$8,050
Other comprehensive income (loss), before tax
Securities available-for-sale:
Net unrealized securities gains (losses) arising during the period	361	(910)	1,237	(145)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	43	64	83	127
Income tax (expense) benefit	(156)	327	(510)	7
Total other comprehensive income (loss)	$248	$(519)	$810	$(11)
Comprehensive income	$3,964	$3,339	$9,072	$8,039

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2014	8,671,854	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	8,050	—	—	8,050
Other comprehensive income	—	—	—	—	(11)	—	(11)
Exercise of stock options	24,000	—	300	—	—	—	300
Share-based compensation - restricted shares	(7,938)	—	449	—	—	—	449
Share-based compensation - tax benefits	—	—	80	—	—	—	80
Cash dividends ($0.22 per share)	—	—	—	(1,908)	—	—	(1,908)
Treasury stock purchased	(18,080)	—	—	—	—	(421)	(421)
Balance at June 30, 2015	8,669,836	$45	$75,792	$74,028	$207	$(5,785)	$144,287

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	8,262	—	—	8,262
Other comprehensive income	—	—	—	—	810	—	810
Share-based compensation - restricted shares	4,631	—	565	—	—	—	565
Share-based compensation - tax benefits	—	—	13	—	—	—	13
Cash dividends ($0.24 per share)	—	—	—	(2,086)	—	—	(2,086)
Treasury stock purchased	(99)	—	—	—	—	(2)	(2)
Balance at June 30, 2016	8,703,942	$89	$77,127	$86,760	$730	$(6,312)	$158,394

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In Thousands)
Operating activities
Net income	$8,262	$8,050
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(259)	490
Provision for loan and lease losses	3,287	1,204
Depreciation, amortization and accretion, net	856	(604)
Share-based compensation	565	449
Increase in cash surrender value of bank-owned life insurance	(486)	(472)
Origination of loans for sale	(52,727)	(32,473)
Sale of loans originated for sale	61,820	34,256
Gain on sale of loans originated for sale	(3,848)	(1,717)
Net loss (gain) on foreclosed properties, including impairment valuation	93	(15)
Excess tax benefit from share-based compensation	(13)	(80)
(Increase) decrease in accrued interest receivable and other assets	(1,106)	192
(Decrease) increase in accrued interest payable and other liabilities	(855)	1,514
Net cash provided by operating activities	15,589	10,794
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	20,419	21,777
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	1,843	2,175
Proceeds from sale of available-for-sale securities	2,184	—
Purchases of available-for-sale securities	(19,797)	(24,189)
Proceeds from sale of foreclosed properties	36	143
Net increase in loans and leases	(30,041)	(69,107)
Investment in limited partnerships	(750)	—
Distributions from limited partnerships	688	332
Investment in FHLB and FRB Stock	(387)	(928)
Proceeds from sale of FHLB Stock	1,066	377
Purchases of leasehold improvements and equipment, net	(400)	(420)
Net cash used in investing activities	(25,139)	(69,840)
Financing activities
Net increase in deposits	30,799	33,106
Repayment of FHLB advances	(2,500)	—
Proceeds from FHLB advances	—	13,000
Net increase in short-term borrowed funds	1,373	500
Excess tax benefit from share-based compensation	13	80
Cash dividends paid	(2,086)	(1,908)
Exercise of stock options	—	300
Purchase of treasury stock	(2)	(421)
Net cash provided by financing activities	27,597	44,657
Net increase (decrease) in cash and cash equivalents	18,047	(14,389)
Cash and cash equivalents at the beginning of the period	113,564	103,237
Cash and cash equivalents at the end of the period	$131,611	$88,848
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$7,624	$6,574
Income taxes paid	3,385	1,469
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	8,091	2,130
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Northeast Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”) and Mitchell Street Apartments Investments, LLC (“Mitchell Street”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, income taxes and the level of the allowance for loan and lease losses. The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2016. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2015 except as described further below in this Note 1.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April and May 2016, the FASB also issued ASU No. 2016-10 and No. 2016-12 related to Topic 606. The amendments do not change the core principals of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original

ASU. The Corporation intends to adopt the accounting standards during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, and any other financial asset not excluded from the scope that have the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The Corporation intends to adopt the accounting standard during the first quarter of 2020, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

Note 2 — Earnings Per Common Share
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends, or dividend equivalents, at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares, adjusted for reallocation of undistributed earnings of unvested restricted shares, by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.
There were no anti-dilutive employee share-based awards for the three and six month periods ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$3,716	$3,858	$8,262	$8,050
Less: earnings allocated to participating securities	58	65	128	138
Basic earnings allocated to common shareholders	$3,658	$3,793	$8,134	$7,912

Weighted-average common shares outstanding, excluding participating securities	8,566,718	8,522,254	8,565,933	8,522,436

Basic earnings per common share	$0.43	$0.45	$0.95	$0.93

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$3,658	$3,793	$8,134	$7,912

Weighted-average common shares outstanding, excluding participating securities	8,566,718	8,522,254	8,565,933	8,522,436
Dilutive effect of share-based awards	—	—	—	1,121
Weighted-average diluted common shares outstanding, excluding participating securities	8,566,718	8,522,254	8,565,933	8,523,557

Diluted earnings per common share	$0.43	$0.45	$0.95	$0.93

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2016, 306,814 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plan. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the Plan are subject to graded vesting, generally ranging from 4 years to 8 years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation became a reporting company under the Securities Exchange Act of 1934, as amended, and no Stock Options have been modified, repurchased or canceled since such time. For that reason, no stock-based compensation expense related to Stock Options was recognized in the Consolidated Financial Statements for the six months ended June 30, 2016 and 2015. The benefits of tax deductions as a result of disqualifying dispositions upon exercise of stock options are recognized as a financing cash flow. No Stock Options remained outstanding as of June 30, 2016 and December 31, 2015.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, with the exception of restricted stock units, which do not have voting rights and are provided dividend equivalents, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefit of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity.
Restricted stock activity for the year ended December 31, 2015 and the six months ended June 30, 2016 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2014	154,998	$16.97
Granted	53,790	22.52
Vested	(64,874)	15.23
Forfeited	(8,443)	15.03
Nonvested balance as of December 31, 2015	135,471	20.13
Granted	15,565	23.15
Vested	(3,496)	22.41
Forfeited	(10,934)	18.29
Nonvested balance as of June 30, 2016	136,606	$19.31

As of June 30, 2016, the Corporation had $1.9 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.48 years. As of June 30, 2016, all restricted shares that vested were issued.

For the six months ended June 30, 2016 and 2015, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Share-based compensation expense	$269	$215	565	449

Note 4 — Securities
The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2016
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$7,298	$48	$(5)	$7,341
Municipal obligations	6,147	27	(4)	6,170
Asset-backed securities	1,223	—	(50)	1,173
Collateralized mortgage obligations - government issued	35,026	763	(21)	35,768
Collateralized mortgage obligations - government-sponsored enterprises	86,418	849	(27)	87,240
	$136,112	$1,687	$(107)	$137,692

	As of December 31, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$2	$(32)	$8,017
Municipal obligations	4,278	12	(7)	4,283
Asset-backed securities	1,327	—	(58)	1,269
Collateralized mortgage obligations - government issued	43,845	814	(116)	44,543
Collateralized mortgage obligations - government-sponsored enterprises	82,707	145	(416)	82,436
	$140,204	$973	$(629)	$140,548

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of June 30, 2016
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,496	$8	$—	$1,504
Municipal obligations	16,727	499	(2)	17,224
Collateralized mortgage obligations - government issued	10,487	171	—	10,658
Collateralized mortgage obligations - government-sponsored enterprises	7,457	166	—	7,623
	$36,167	$844	$(2)	$37,009

	As of December 31, 2015
	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,495	$1	$(11)	$1,485
Municipal obligations	16,038	332	(5)	16,365
Collateralized mortgage obligations - government issued	11,718	32	(41)	11,709
Collateralized mortgage obligations - government-sponsored enterprises	8,031	12	(44)	7,999
	$37,282	$377	$(101)	$37,558

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. For the six months ended June 30, 2016, a gain of $7,000 was recorded from the sale of 3 available-for-sale securities. No sales of available for sale securities occurred during the six months ended June 30, 2015.

At June 30, 2016 and December 31, 2015, securities with a fair value of $19.0 million and $23.0 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.
The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	As of June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In Thousands)
Due in one year or less	$2,510	$2,510	$—	$—
Due in one year through five years	12,180	12,278	5,700	5,786
Due in five through ten years	85,137	86,292	12,522	12,942
Due in over ten years	36,285	36,612	17,945	18,281
	$136,112	$137,692	$36,167	$37,009

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2016 and December 31, 2015. At June 30, 2016 , the Corporation held 25 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2016, the Corporation held 10 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the six months ended June 30, 2016 and 2015.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position follows:

	As of June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$999	$1	$1,996	$4	$2,995	$5
Municipal obligations	1,391	2	412	2	1,803	4
Asset-backed securities	—	—	1,173	50	1,173	50
Collateralized mortgage obligations - government issued	730	1	2,731	20	3,461	21
Collateralized mortgage obligations - government-sponsored enterprises	6,602	20	961	7	7,563	27
	$9,722	$24	$7,273	$83	$16,995	$107

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,536	$13	$1,981	$19	$5,517	$32
Municipal obligations	2,403	7	—	—	2,403	7
Asset-backed securities	1,269	$58	—	—	1,269	58
Collateralized mortgage obligations - government issued	3,373	19	5,687	97	9,060	116
Collateralized mortgage obligations - government-sponsored enterprises	59,992	373	1,717	43	61,709	416
	$70,573	$470	$9,385	$159	$79,958	$629

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2016 and December 31, 2015. At June 30, 2016, the Corporation held one held-to-maturity security that was in an unrecognized loss position. Such security has not experienced credit rating downgrades; however, it has primarily declined in value due to the current interest rate environment. There were no held-to-maturity securities that were in a continuous unrecognized loss position for twelve months or greater as of June 30, 2016. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the six months ended June 30, 2016 and 2015.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

As of June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Municipal obligations	264	(2)	—	—	264	(2)
Collateralized mortgage obligations - government issued	—	—	—	—	—	—
Collateralized mortgage obligations - government-sponsored enterprises	—	—	—	—	—	—
	$264	$(2)	$—	$—	$264	$(2)

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$11	$1,000	$11
Municipal obligations	436	4	199	1	635	5
Collateralized mortgage obligations - government issued	6,518	41	—	—	6,518	41
Collateralized mortgage obligations - government-sponsored enterprises	5,168	44	—	—	5,168	44
	$12,122	$89	$1,199	$12	$13,321	$101

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$167,936	$176,322
Commercial real estate — non-owner occupied	502,378	436,901
Land development	60,599	59,779
Construction	88,339	100,625
Multi-family	73,239	80,254
1-4 family	47,289	50,304
Total commercial real estate	939,780	904,185
Commercial and industrial	456,297	472,193
Direct financing leases, net	30,698	31,093
Consumer and other
Home equity and second mortgages	7,372	8,237
Other	18,743	16,319
Total consumer and other	26,115	24,556
Total gross loans and leases receivable	1,452,890	1,432,027
Less:
Allowance for loan and lease losses	18,154	16,316
Deferred loan fees	1,075	1,062
Loans and leases receivable, net	$1,433,661	$1,414,649

Loans transferred to third parties consist of the guaranteed portion of Small Business Administration (“SBA”) loans as well as participation interests in other originated loans. The total principal amount of the guaranteed portion of SBA loans sold during the three months ended June 30, 2016 and 2015 was $18.6 million and $7.2 million, respectively. For the six months ended June 30, 2016 and 2015, $31.0 million and $10.1 million of the guaranteed portion of SBA loans were sold to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the six months ended June 30, 2016 and 2015 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management, servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts, that would preclude the application of sale accounting treatment. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at June 30, 2016 and December 31, 2015 was $97.3 million and $73.4 million, respectively. As of June 30, 2016 and December 31, 2015, the total amount of the Corporation’s partial ownership of sold SBA loans on the Corporation’s Consolidated Balance Sheets was $30.6 million and $24.6 million, respectively. As of June 30, 2016, $2.4 million of loans in this portfolio were considered impaired as compared to $1.8 million as of December 31, 2015.

The total principal amount of transferred participation interests in other originated loans during the three months ended June 30, 2016 and 2015 was $9.7 million and $24.8 million, respectively. For the six months ended June 30, 2016 and 2015, $15.4 million and $36.5 million of these participation interests were transferred to third parties, respectively, all of which was treated as a sale and derecognized under the applicable accounting guidance at the time of transfer. The Corporation’s continuing involvement with these loans is by way of partial ownership, relationship management and all servicing responsibilities; however, there are no further obligations of the Corporation, other than standard representations and warranties to the sold amount, that would preclude the application of sale accounting treatment. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of transferred loans at June 30, 2016 and December 31, 2015 was $103.3 million and $95.8 million, respectively. As of June 30, 2016 and December 31, 2015, the total amount of the Corporation’s partial ownership of these transferred loans on the Corporation’s Consolidated Balance Sheets was $106.8 million and $112.2 million, respectively. No loans in this participation portfolio were considered impaired as of June 30, 2016 and December 31, 2015. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 was $459,000 and $467,000, respectively.

The Corporation sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the three months ended June 30, 2016 and 2015 was $8.0 million and $10.3 million, respectively. For the six months ended June 30, 2016 and 2015 the total principal amount of residential real estate loans sold was $15.2 million and $19.5 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the six months ended June 30, 2016 and 2015 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the transactions, including by way of relationship management and standard representations and warranties related to the sold amount; however, there are no further obligations of the Corporation that would would preclude the application of sale accounting treatment. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

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

The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit impaired loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In Thousands)
Contractually required payments	$4,123	$5,291
Fair value of purchased credit impaired loans	$2,263	$3,250
The following table presents a rollforward of the Corporation’s accretable yield as of June 30, 2016 and December 31, 2015:

	As of and for the Six Months Ended June 30, 2016	As of and for Year Ended December 31, 2015
	(In Thousands)
Accretable yield, beginning of period	$414	$676
Accretion recognized in earnings	(87)	(50)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(204)	(60)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	69	(152)
Accretable yield, end of period	$192	$414

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of June 30, 2016 and December 31, 2015:

	Category
As of June 30, 2016	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$136,996	$14,018	$13,061	$3,861	$167,936
Commercial real estate — non-owner occupied	473,644	24,218	2,546	1,970	502,378
Land development	55,275	839	656	3,829	60,599
Construction	78,088	5,745	4,227	279	88,339
Multi-family	72,726	513	—	—	73,239
1-4 family	40,279	2,517	1,624	2,869	47,289
Total commercial real estate	857,008	47,850	22,114	12,808	939,780

Commercial and industrial	376,286	35,026	35,118	9,867	456,297

Direct financing leases, net	29,529	783	386	—	30,698

Consumer and other:
Home equity and second mortgages	6,407	570	137	258	7,372
Other	18,145	63	—	535	18,743
Total consumer and other	24,552	633	137	793	26,115

Total gross loans and leases receivable	$1,287,375	$84,292	$57,755	$23,468	$1,452,890
Category as a % of total portfolio	88.60%	5.80%	3.98%	1.62%	100.00%

	Category
As of December 31, 2015	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$156,379	$7,654	$9,311	$2,978	$176,322
Commercial real estate — non-owner occupied	410,517	20,662	3,408	2,314	436,901
Land development	52,817	2,241	309	4,412	59,779
Construction	98,693	851	564	517	100,625
Multi-family	79,368	884	—	2	80,254
1-4 family	41,086	3,985	1,865	3,368	50,304
Total commercial real estate	838,860	36,277	15,457	13,591	904,185

Commercial and industrial	430,199	7,139	25,706	9,149	472,193

Direct financing leases, net	29,514	1,013	528	38	31,093

Consumer and other:
Home equity and second mortgages	7,497	—	141	599	8,237
Other	15,616	48	—	655	16,319
Total consumer and other	23,113	48	141	1,254	24,556

Total gross loans and leases receivable	$1,321,686	$44,477	$41,832	$24,032	$1,432,027
Category as a % of total portfolio	92.29%	3.11%	2.92%	1.68%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $25.7 million and $26.8 million of loans and leases as Substandard as of June 30, 2016 and December 31, 2015, respectively. No loans were considered Special Mention, Doubtful or Loss as of either June 30, 2016 or December 31, 2015. The population of Substandard loans are a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of June 30, 2016 and December 31, 2015 is as follows:

As of June 30, 2016	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$997	$—	$—	$997	$163,145	$164,142
Non-owner occupied	319	2,000	—	2,319	498,089	500,408
Land development	—	—	—	—	56,785	56,785
Construction	—	—	—	—	88,033	88,033
Multi-family	—	—	—	—	73,239	73,239
1-4 family	77	—	—	77	45,027	45,104
Commercial and industrial	—	—	—	—	446,430	446,430
Direct financing leases, net	—	—	—	—	30,698	30,698
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,163	7,163
Other	—	—	—	—	18,208	18,208
Total	1,393	2,000	—	3,393	1,426,817	1,430,210
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$1,537	$—	$—	$1,537	$2,257	$3,794
Non-owner occupied	—	—	1,714	1,714	256	1,970
Land development	—	—	—	—	3,814	3,814
Construction	—	—	191	191	115	306
Multi-family	—	—	—	—	—	—
1-4 family	—	—	1,331	1,331	854	2,185
Commercial and industrial	374	514	263	1,151	8,716	9,867
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	209	209
Other	—	—	535	535	—	535
Total	1,911	514	4,034	6,459	16,221	22,680
Total loans and leases
Commercial real estate:
Owner occupied	$2,534	$—	$—	$2,534	$165,402	$167,936
Non-owner occupied	319	2,000	1,714	4,033	498,345	502,378
Land development	—	—	—	—	60,599	60,599
Construction	—	—	191	191	88,148	88,339
Multi-family	—	—	—	—	73,239	73,239
1-4 family	77	—	1,331	1,408	45,881	47,289
Commercial and industrial	374	514	263	1,151	455,146	456,297
Direct financing leases, net	—	—	—	—	30,698	30,698
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,372	7,372
Other	—	—	535	535	18,208	18,743
Total	$3,304	$2,514	$4,034	$9,852	$1,443,038	$1,452,890
Percent of portfolio	0.23%	0.17%	0.27%	0.67%	99.33%	100.00%

As of December 31, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$173,416	$173,416
Non-owner occupied	—	—	—	—	435,222	435,222
Land development	—	—	—	—	55,386	55,386
Construction	—	—	—	—	100,228	100,228
Multi-family	—	—	—	—	80,252	80,252
1-4 family	78	—	—	78	47,676	47,754
Commercial and industrial	—	—	—	—	463,057	463,057
Direct financing leases, net	—	—	—	—	31,055	31,055
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,695	7,695
Other	—	—	—	—	15,664	15,664
Total	78	—	—	78	1,409,651	1,409,729
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$2,433	$2,906
Non-owner occupied	—	—	—	—	1,679	1,679
Land development	—	—	—	—	4,393	4,393
Construction	397	—	—	397	—	397
Multi-family	—	—	—	—	2	2
1-4 family	430	34	895	1,359	1,191	2,550
Commercial and industrial	2,077	—	564	2,641	6,495	9,136
Direct financing leases, net	—	—	—	—	38	38
Consumer and other:
Home equity and second mortgages	—	—	250	250	292	542
Other	—	—	655	655	—	655
Total	2,904	507	2,364	5,775	16,523	22,298
Total loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$175,849	$176,322
Non-owner occupied	—	—	—	—	436,901	436,901
Land development	—	—	—	—	59,779	59,779
Construction	397	—	—	397	100,228	100,625
Multi-family	—	—	—	—	80,254	80,254
1-4 family	508	34	895	1,437	48,867	50,304
Commercial and industrial	2,077	—	564	2,641	469,552	472,193
Direct financing leases, net	—	—	—	—	31,093	31,093
Consumer and other:
Home equity and second mortgages	—	—	250	250	7,987	8,237
Other	—	—	655	655	15,664	16,319
Total	$2,982	$507	$2,364	$5,853	$1,426,174	$1,432,027
Percent of portfolio	0.21%	0.04%	0.16%	0.41%	99.59%	100.00%

The Corporation’s total impaired assets consisted of the following at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$3,794	$2,907
Commercial real estate — non-owner occupied	1,970	1,678
Land development	3,814	4,393
Construction	306	397
Multi-family	—	2
1-4 family	2,185	2,550
Total non-accrual commercial real estate	12,069	11,927
Commercial and industrial	9,867	9,136
Direct financing leases, net	—	38
Consumer and other:
Home equity and second mortgages	209	542
Other	535	655
Total non-accrual consumer and other loans	744	1,197
Total non-accrual loans and leases	22,680	22,298
Foreclosed properties, net	1,548	1,677
Total non-performing assets	24,228	23,975
Performing troubled debt restructurings	788	1,735
Total impaired assets	$25,016	$25,710

	June 30, 2016	December 31, 2015
Total non-accrual loans and leases to gross loans and leases	1.56%	1.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.67	1.67
Total non-performing assets to total assets	1.33	1.35
Allowance for loan and lease losses to gross loans and leases	1.25	1.14
Allowance for loan and lease losses to non-accrual loans and leases	80.04	73.17
As of June 30, 2016 and December 31, 2015, $13.2 million and $16.2 million of the non-accrual loans were considered troubled debt restructurings, respectively. As of June 30, 2016, there were no unfunded commitments associated with troubled debt restructured loans and leases.

	As of June 30, 2016			As of December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate
Commercial real estate — owner occupied	3	$1,208	$1,143	3	$1,209	$1,188
Commercial real estate — non-owner occupied	4	445	256	5	1,150	904
Land development	2	5,834	3,828	2	5,853	4,393
Construction	1	201	184	1	181	200
Multi-family	—	—	—	1	184	2
1-4 family	14	1,795	1,607	15	2,035	1,869
Commercial and industrial	9	7,782	6,195	10	7,572	8,330
Consumer and other:
Home equity and second mortgages	4	461	257	4	461	349
Other	1	2,076	535	1	2,076	655
Total	38	$19,802	$14,005	42	$20,721	$17,890

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of June 30, 2016 and December 31, 2015, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of June 30, 2016		As of December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$16	1	$24
Interest rate concession	1	53	1	55
Combination of extension of term and interest rate concession	22	6,949	25	8,477
Commercial and industrial
Combination of extension of term and interest rate concession	9	6,195	10	8,330
Consumer and other
Extension of term	1	535	1	655
Combination of extension of term and interest rate concession	4	257	4	349
Total	38	$14,005	42	$17,890

During the six months ended June 30, 2016, two commercial and industrial loans defaulted, both of which had been modified in a troubled debt restructuring during the previous twelve months. The total recorded investment of the loans was $5.7 million.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Six Months Ended June 30, 2016
	Recorded investment	Unpaid principal balance		Impairment reserve	Average recorded investment(1)		Foregone interest income		Interest income recognized	Net foregone interest income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$3,240	$3,240		$—	$2,274		$87		$—	$87
Non-owner occupied	1,970	2,010		—	728		36		—	36
Land development	3,829	6,499		—	4,146		57		—	57
Construction	122	122		—	293		4		—	4
Multi-family	—	—		—	—		1		134	(133)
1-4 family	2,025	2,025		—	2,483		55		94	(39)
Commercial and industrial	3,103	3,103		—	239		45		18	27
Direct financing leases, net	—	—		—	12		—		—	—
Consumer and other:
Home equity and second mortgages	258	258		—	447		8		—	8
Other	535	1,201		—	626		39		—	39
Total	15,082	18,458		—	11,248		332		246	86
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$621	$621		$9	$629		$18		$—	$18
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	157	157	—	41	192	—	3	—	—	3
Multi-family	—	—		—	—		—		—	—
1-4 family	844	849		114	695		14		—	14
Commercial and industrial	6,764	6,764		2,884	6,731		302		—	302
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	—	—		—	—		—		—	—
Total	8,386	8,391		3,048	8,247		337		—	337
Total:
Commercial real estate:
Owner occupied	$3,861	$3,861		$9	$2,903		$105		$—	$105
Non-owner occupied	1,970	2,010		—	728		36		—	36
Land development	3,829	6,499		—	4,146		57		—	57
Construction	279	279		41	485		7		—	7
Multi-family	—	—		—	—		1		134	(133)
1-4 family	2,869	2,874		114	3,178		69		94	(25)
Commercial and industrial	9,867	9,867		2,884	6,970		347		18	329
Direct financing leases, net	—	—		—	12		—		—	—
Consumer and other:
Home equity and second mortgages	258	258		—	447		8		—	8
Other	535	1,201		—	626		39		—	39
Grand total	$23,468	$26,849		$3,048	$19,495		$669		$246	$423

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for Year Ended December 31, 2015
	Recorded investment	Unpaid principal balance		Impairment reserve		Average recorded investment(1)		Foregone interest income		Interest income recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,164	$2,164		$—		$712		$53		$12	$41
Non-owner occupied	2,314	2,355		—		962		25		—	25
Land development	4,413	7,083		—		4,333		133		—	133
Construction	120	120	—	—	—	474	—	—	—	—	—
Multi-family	2	369		—		10		27		—	27
1-4 family	2,423	2,486		—		1,604		82		4	78
Commercial and industrial	2,546	2,590		—		544		172		6	166
Direct financing leases, net	38	38		—		4		—		—	—
Consumer and other:
Home equity and second mortgages	500	500		—		390		23		63	(40)
Other	655	1,321		—		688		82		—	82
Total	15,175	19,026		—		9,721		597		85	512
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$814	$814		$20		$215		$7		$2	$5
Non-owner occupied	—	—		—		—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—	—
Construction	397	397	—	48	—	34	—	—	—	—	—
Multi-family	—	—		—		—		—		—	—
1-4 family	945	950		173		605		34		—	34
Commercial and industrial	6,603	6,603		847		810		102		—	102
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	99	99		25		58		10		—	10
Other	—	—		—		—		—		—	—
Total	8,858	8,863		1,113		1,722		153		2	151
Total:
Commercial real estate:
Owner occupied	$2,978	$2,978		$20		$927		$60		$14	$46
Non-owner occupied	2,314	2,355		—		962		25		—	25
Land development	4,413	7,083		—		4,333		133		—	133
Construction	517	517		48		508		—		—	—
Multi-family	2	369		—		10		27		—	27
1-4 family	3,368	3,436		173		2,209		116		4	112
Commercial and industrial	9,149	9,193		847		1,354		274		6	268
Direct financing leases, net	38	38		—		4		—		—	—
Consumer and other:
Home equity and second mortgages	599	599		25		448		33		63	(30)
Other	655	1,321		—		688		82		—	82
Grand total	$24,033	$27,889		$1,113		$11,443		$750		$87	$663

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.4 million and $3.9 million as of June 30, 2016 and December 31, 2015 represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $788,000 and $1.7 million of loans as of June 30, 2016 and December 31, 2015 that were performing troubled debt restructurings, and thus, although not on non-accrual, were reported as impaired, due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Six Months Ended June 30, 2016
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(935)	(652)	(7)	(1,594)
Recoveries	139	2	4	145
Provision	1,012	2,280	(5)	3,287
Ending balance	$11,436	$6,017	$701	$18,154
Ending balance: individually evaluated for impairment	$123	$2,884	$—	$3,007
Ending balance: collectively evaluated for impairment	$11,272	$3,133	$701	$15,106
Ending balance: loans acquired with deteriorated credit quality	$41	$—	$—	$41
Loans and lease receivables:
Ending balance, gross	$939,780	$486,995	$26,115	$1,452,890
Ending balance: individually evaluated for impairment	$11,083	$9,698	$604	$21,385
Ending balance: collectively evaluated for impairment	$926,972	$477,128	$25,322	$1,429,422
Ending balance: loans acquired with deteriorated credit quality	$1,725	$169	$189	$2,083
Allowance as % of gross loans	1.22%	1.24%	2.68%	1.25%

	As of and for Year Ended December 31, 2015
	Commercial real estate	Commercial and industrial loans and leases	Consumer and other	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(793)	(711)	(9)	(1,513)
Recoveries	104	6	4	114
Provision	3,290	(400)	496	3,386
Ending balance	$11,220	$4,387	$709	$16,316
Ending balance: individually evaluated for impairment	$240	$847	$26	$1,113
Ending balance: collectively evaluated for impairment	$10,980	$3,540	$683	$15,203
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$904,185	$503,286	$24,556	$1,432,027
Ending balance: individually evaluated for impairment	$10,849	$8,942	$1,061	$20,852
Ending balance: collectively evaluated for impairment	$890,594	$494,098	$23,495	$1,408,187
Ending balance: loans acquired with deteriorated credit quality	$2,742	$246	$193	$3,181
Allowance as % of gross loans	1.24%	0.87%	2.89%	1.14%

Note 6 — Deposits
The composition of deposits at June 30, 2016 and December 31, 2015 is shown below. Average balances represent year-to-date averages.

	June 30, 2016			December 31, 2015
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$243,370	$237,449	—%	$231,199	$211,945	—%
Interest-bearing transaction accounts	151,865	154,944	0.21	165,921	125,558	0.24
Money market accounts	671,420	660,189	0.51	612,642	602,842	0.55
Certificates of deposit	64,235	69,391	0.83	79,986	106,177	0.78
Wholesale deposits	477,054	484,491	1.63	487,483	450,460	1.43
Total deposits	$1,607,944	$1,606,464	0.76	$1,577,231	$1,496,982	0.73

Note 7 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at June 30, 2016 and December 31, 2015 is shown below. Average balances represent year-to-date averages.

	June 30, 2016			December 31, 2015
	Balance	Average balance	Weighted average rate	Balance	Average balance	Weighted average rate
	(Dollars in Thousands)
Federal funds purchased	$—	$151	0.91%	$—	$237	0.86%
FHLB advances and other borrowings	7,490	12,650	1.72	9,790	15,457	1.14
Senior line of credit	3,610	3,441	3.23	2,510	1,619	3.18
Subordinated notes payable	22,470	22,453	7.14	22,440	22,410	7.14
Junior subordinated notes	9,997	9,993	11.10	9,990	9,982	11.14
	$43,567	$48,688	6.28	$44,730	$49,705	5.94

Short-term borrowings	$5,610			$7,010
Long-term borrowings	37,957			37,720
	$43,567			$44,730

As of June 30, 2016, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2016, the Corporation pays a commitment fee on this senior line of credit. During the six months ended June 30, 2016 and 2015, the Corporation incurred additional interest expense due to this fee of $6,600 and $6,400, respectively.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
June 30, 2016	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$6,170	$—	$6,170
Asset backed securities	—	1,173	—	1,173
U.S. Government agency obligations - government-sponsored enterprises	—	7,341	—	7,341
Collateralized mortgage obligations - government issued	—	35,768	—	35,768
Collateralized mortgage obligations - government-sponsored enterprises	—	87,240	—	87,240
Interest rate swaps	—	1,182	—	1,182
Liabilities:
Interest rate swaps	$—	$1,182	$—	$1,182

	Fair Value Measurements Using
December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$4,283	$—	$4,283
Asset backed securities	—	1,269	—	1,269
U.S. Government agency obligations - government-sponsored enterprises	—	8,017	—	8,017
Collateralized mortgage obligations - government issued	—	44,543	—	44,543
Collateralized mortgage obligations - government-sponsored enterprises	—	82,436	—	82,436
Interest rate swaps	—	552	—	552
Liabilities:
Interest rate swaps	$—	$552	$—	$552

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the six months ended June 30, 2016 or the year ended December 31, 2015 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	June 30, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$13,697	$—	$10,782	$2,915	$—
Foreclosed properties	1,548	—	1,548	—	(23)
Loan servicing rights	2,025	—	—	2,025	—

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$17,763	$—	$11,518	$6,245	$—
Foreclosed properties	1,677	—	1,677	—	(36)
Loan servicing rights	1,563	—	—	1,563	—

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $13.7 million and $17.8 million at June 30, 2016 and December 31, 2015, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 93%. The weighted average of those unobservable inputs as of the measurement date of June 30, 2016 was 61%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
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
As of June 30, 2016 and December 31, 2015, the estimated fair value of the Corporation’s loan servicing asset was $2.0 million and $1.6 million, respectively.

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
As of June 30, 2016 and December 31, 2015, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. Based upon an evaluation of value of certain of the Corporation’s foreclosed properties, there were $23,000 impairment losses recognized for the six months ended June 30, 2016. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the Six Months Ended June 30, 2016	As of and for Year Ended December 31, 2015
	(In Thousands)
Foreclosed properties at the beginning of the period	$1,677	$1,693
Loans transferred to foreclosed properties, at lower of cost or fair value	—	341
Proceeds from sale of foreclosed properties	(36)	(528)
Net (loss) gain on sale of foreclosed properties	(70)	207
Impairment valuation	(23)	(36)
Foreclosed properties at the end of the period	$1,548	$1,677

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$131,611	$131,620	$120,066	$4,704	$6,850
Securities available-for-sale	137,692	137,692	—	137,692	—
Securities held-to-maturity	36,167	37,009	—	37,009	—
Loans held for sale	5,548	5,548	—	5,548	—
Loans and lease receivables, net	1,433,661	1,474,444	—	11,765	1,462,679
Federal Home Loan Bank and Federal Reserve Bank stock	2,163	2,163	—	—	2,163
Cash surrender value of life insurance	28,784	28,784	28,784	—	—
Accrued interest receivable	4,599	4,599	4,599	—	—
Interest rate swaps	1,182	1,182	—	1,182	—
Financial liabilities:
Deposits	$1,607,944	$1,615,888	$1,066,655	$549,233	$—
Federal Home Loan Bank and other borrowings	33,570	34,639	—	34,639	—
Junior subordinated notes	9,997	6,607	—	—	6,607
Interest rate swaps	1,182	1,182	—	1,182	—
Accrued interest payable	1,760	1,760	1,760	—	—
Off-balance-sheet items:
Standby letters of credit	48	48	—	—	48

	December 31, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$113,564	$113,564	$100,063	$4,451	$9,050
Securities available-for-sale	140,548	140,548	—	140,548	—
Securities held-to-maturity	37,282	37,558	—	37,558	—
Loans held for sale	2,702	2,702	—	2,702	—
Loans and lease receivables, net	1,414,649	1,445,773	—	11,518	1,434,255
Federal Home Loan Bank and Federal Reserve Bank stock	2,843	2,843	—	—	2,843
Cash surrender value of life insurance	28,298	28,298	28,298	—	—
Accrued interest receivable	4,412	4,412	4,412	—	—
Interest rate swaps	552	552	—	552	—
Financial liabilities:
Deposits	$1,577,231	$1,577,838	$1,009,762	$568,076	$—
Federal Home Loan Bank and other borrowings	34,740	35,353	—	35,353	—
Junior subordinated notes	9,990	6,614	—	—	6,614
Interest rate swaps	552	552	—	552	—
Accrued interest payable	1,766	1,766	1,766	—	—
Off-balance-sheet items:
Standby letters of credit	183	183	—	—	183
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
Cash and cash equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. As of June 30, 2016 and December 31, 2015, the Corporation held $6.9 million and $9.1 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of June 30, 2016 and December 31, 2015, the Corporation held $4.7 million and $4.5 million, respectively, of brokered certificates of deposits.

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
At June 30, 2016, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was 20.2 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in August, 2018 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $1.2 million and are included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow the commercial borrower to set off amounts due against the related commercial loan. As of June 30, 2016, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At June 30, 2016, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also 20.2 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August, 2018 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $1.2 million, included in accrued interest payable and other liabilities as of June 30, 2016. The gross amount of dealer counterparty swaps was also $1.2 million as no right of offset existed with the dealer counterparty swaps as of June 30, 2016.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2016 and December 31, 2015.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2016	Accrued interest receivable and other assets	$1,182	Accrued interest payable and other liabilities	$1,182
December 31, 2015	Accrued interest receivable and other assets	$552	Accrued interest payable and other liabilities	$552

No derivative instruments held by the Corporation for the six months ended June 30, 2016 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the six months ended June 30, 2016 and 2015 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total, common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of June 30, 2016, that the Corporation and the Banks met all applicable capital adequacy requirements.

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which would not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, both the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.
The following table summarizes both the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2016 and December 31, 2015, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2016
Total capital
(to risk-weighted assets)
Consolidated	$196,990	11.44%	$137,751	8.00%	N/A	N/A
First Business Bank	146,030	11.68	99,986	8.00	$124,982	10.00%
First Business Bank — Milwaukee	22,970	11.30	16,255	8.00	20,319	10.00
Alterra Bank	32,426	12.35	21,008	8.00	26,260	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$156,364	9.08%	$103,313	6.00%	N/A	N/A
First Business Bank	133,177	10.66	74,989	6.00	$99,986	8.00%
First Business Bank — Milwaukee	20,974	10.32	12,191	6.00	16,255	8.00
Alterra Bank	29,143	11.10	15,756	6.00	21,008	8.00
Common equity tier 1 capital
(to risk-weighted assets)
Consolidated	$146,367	8.50%	$77,485	4.50%	N/A	N/A
First Business Bank	133,177	10.66	56,242	4.50	$81,239	6.50%
First Business Bank — Milwaukee	20,974	10.32	9,144	4.50	13,207	6.50
Alterra Bank	29,143	11.10	11,817	4.50	17,069	6.50
Tier 1 leverage capital
(to adjusted assets)
Consolidated	$156,364	8.63%	$72,516	4.00%	N/A	N/A
First Business Bank	133,177	10.59	50,313	4.00	$62,892	5.00%
First Business Bank — Milwaukee	20,974	6.80	12,338	4.00	15,423	5.00
Alterra Bank	29,143	10.08	11,562	4.00	14,452	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
Tier 1 leverage capital
(to adjusted assets)
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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in local, national and international economic and business conditions.

•	Increases in defaults by borrowers and other delinquencies.

•	Our inability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	System failure or breaches of our network security, including with respect to our internet banking activities.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate with a business banking focus delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. Our commercial banking products and services include commercial lending, SBA lending, asset-based lending, equipment financing, factoring, residential mortgage lending, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy incorporates local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions, such as credit, information technology, marketing, compliance, finance and accounting and human resources. We have a niche business banking model and we consistently operate within this model to provide value-added financial solutions to our clients through the high touch service of our experienced staff.
Operational Highlights

•	Total assets increased to $1.819 billion as of June 30, 2016 compared to $1.782 billion as of December 31, 2015.

•
Net income for the three months ended June 30, 2016 was $3.7 million compared to net income of $3.9 million for the three months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $8.3 million compared to net income of $8.1 million for the six months ended June 30, 2015.

•
Diluted earnings per common share for the three months ended June 30, 2016 were $0.43 compared to diluted earnings per common share of $0.45 for the three months ended June 30, 2015. Diluted earnings per common share for the six months ended June 30, 2016 were $0.95 compared to diluted earnings per common share of $0.93 for the six months ended June 30, 2015.

•
Net interest margin decreased by two basis points to 3.59% for the three months ended June 30, 2016 compared to 3.61% for the three months ended June 30, 2015. Net interest margin decreased by 11 basis points to 3.59% for the six months ended June 30, 2016 compared to 3.70% for the six months ended June 30, 2015. Excluding the impact of net accretion/amortization on purchase accounting adjustments on Alterra balances in both quarters, net interest margin measured 3.53% for the six months ended June 30, 2016, improving six basis points from 3.47% for the same time period in 2015.

•
Top line revenue, the sum of net interest income and non-interest income, increased 17.7% to $21.6 million for the three months ended June 30, 2016 compared to $18.3 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, top line revenue increased 12.4% to $41.7 million as compared to $37.1 million for the six months ended June 30, 2015.

•
Annualized return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.81% and 9.43%, respectively, for the three-month period ended June 30, 2016, compared to 0.93% and 10.73%, respectively, for the same time period in 2015. ROAA and ROAE were 0.91% and 10.55%, respectively, for the six-month period ended June 30, 2016 compared to 0.96% and 11.35%, respectively, for the same time period in 2015.

•
Our efficiency ratio was 61.5% for the three months end June 30, 2016, compared to 65.3% for the three months ended June 30, 2015. For the six months ended June 30, 2016 our efficiency ratio was 61.9% compared to 63.9% for the same time period in 2015.

•
Our effective tax rate was 30.5% for the three months ended June 30, 2016, compared to 33.7% for the three months ended June 30, 2015. For the six months ended June 30, 2016 our effective tax rate was 32.6%, compared to 33.9% for the six months ended June 30, 2015.

•
Our provision for loan and lease losses was $2.8 million for the three months ended June 30, 2016 compared to $520,000 for the same period in the prior year. Provision for loan and lease losses was $3.3 million for the six months ended June 30, 2016 compared to $1.2 million for the comparable period in 2015.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.25% at June 30, 2016 compared to 1.14% at December 31, 2015.

•	Non-performing assets as a percentage of total assets was 1.33% at June 30, 2016 compared to 1.35% at December 31, 2015.

•	Non-accrual loans increased by $382,000, or 1.7%, to $22.7 million at June 30, 2016 from $22.3 million at December 31, 2015.

•
Net charge-offs of $1.3 million represented 0.35% of annualized average loans and leases for the three months ended June 30, 2016, compared to 0.00% for the three months end June 30, 2015. Net charge-offs of $1.4 million represented 0.20% of annualized average gross loans and leases for the six months ended June 30, 2016, compared to $334,000 and 0.05% for the six months ended June 30, 2015.

Results of Operations
Top Line Revenue
Top line revenue, consisting of net interest income and non-interest income, increased 17.7% and 12.4% for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase is primarily due to loan growth, stable net interest margin exclusive of purchase accounting and greater than expected SBA loan production. The increase in net interest income was partially offset by the diminishing impact of purchase accounting accretion/amortization when compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in Thousands)
Net interest income	$15,741	$14,188	10.9%	$31,279	$29,118	7.4%
Non-interest income	5,823	4,126	41.1	10,416	7,974	30.6
Total top line revenue	$21,564	$18,314	17.7	$41,695	$37,092	12.4
Return on Average Assets and Return on Average Equity
ROAA for the three months ended June 30, 2016 decreased to 0.81% compared to 0.93% for the three months ended June 30, 2015. ROAA for the six months ended June 30, 2016 was 0.91% compared to 0.96% for the six months ended June 30, 2015. The decline in ROAA for both time periods presented was primarily due to an increase in loan loss provision, partially offset by positive operating leverage. We define operating leverage as the percentage change in operating revenue less the percentage change in operating expenses. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended June 30, 2016 was 9.43% compared to 10.73% for the three months ended June 30, 2015. ROAE for the six months ended June 30, 2016 was 10.55% compared to 11.35% for the six months ended June 30, 2015. The decline in ROAE for both time periods presented was primarily due to an increase in loan loss provision, partially offset by positive operating leverage. We view ROAE to be an important measure of profitability, and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our credit costs.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of losses or gains on foreclosed properties, amortization of other intangible assets and other discrete items, if any, divided by total operating revenue, which is equal to net interest income plus non-interest income less realized gains or losses on securities, if any.
The Company achieved positive operating leverage for the three and six months ended June 30, 2016 resulting in the improvement of the efficiency ratio to 61.49%, compared to 65.28% for the three months ended June 30, 2015 and 61.95% for the six months end June 30, 2016, compared to 63.85% for the six months ended June 30, 2015. Management expects the efficiency ratio to trend towards the Company’s long-term objective of 60%, reflecting revenue growth and operating efficiencies achieved through previous and ongoing investments.
We believe the efficiency ratio allows investors and analysts to better assess the Corporation’s operating expenses in relation to its operating revenue by removing the volatility that is associated with certain one-time and other discrete items. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Expense section below for discussion on the primary drivers of the year-over-year decrease in the efficiency ratio.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in Thousands)
Total non-interest expense	$13,458	$11,974	12.4%	$26,156	$23,706	10.3%
Less:
Net loss (gain) on foreclosed properties	93	1	NM	93	(15)	NM
Amortization of other intangible assets	16	18	(11.1)	32	36	(11.1)
Amortization of tax credit investments	94	—	NM	206	—	NM
Total operating expense	$13,255	$11,955	10.9	$25,825	$23,685	9.0
Net interest income	$15,741	$14,188	10.9	$31,279	$29,118	7.4
Total non-interest income	5,823	4,126	41.1	10,416	7,974	30.6
Less:
Gain on sale of securities	7	—	NM	7	—	NM
Total operating revenue	$21,557	$18,314	17.7	$41,688	$37,092	12.4
Efficiency ratio	61.49%	65.28%	(3.79)	61.95%	63.85%	(1.90)
NM = Not meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2016 compared to the same period of 2015. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2016 Compared to 2015			2016 Compared to 2015
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$21	$1,287	$1,308	$(378)	$2,547	$2,169
Commercial and industrial loans(1)	246	446	692	(162)	1,112	950
Direct financing leases	(2)	15	13	(21)	(6)	(27)
Consumer and other loans	—	8	8	4	42	46
Total loans and leases receivable	265	1,756	2,021	(557)	3,695	3,138
Mortgage-related securities	(22)	(54)	(76)	(42)	(98)	(140)
Other investment securities	(3)	13	10	(5)	24	19
FHLB and FRB Stock	2	(3)	(1)	4	(2)	2
Short-term investments	16	65	81	65	75	140
Total net change in income on interest-earning assets	258	1,777	2,035	(536)	3,695	3,159
Interest-bearing liabilities
Transaction accounts	(14)	22	8	(12)	51	39
Money market accounts	(65)	92	27	(117)	119	2
Certificates of deposit	23	(98)	(75)	54	(199)	(145)
Wholesale deposits	325	160	485	602	430	1,032
Total deposits	269	176	445	527	401	928
FHLB advances	14	(14)	—	16	(21)	(5)
Other borrowings	(20)	58	38	(43)	116	73
Junior subordinated notes	—	—	—	—	—	—
Total net change in expense on interest-bearing liabilities	263	220	483	500	496	996
Net change in net interest income	$(5)	$1,557	$1,552	$(1,036)	$3,199	$2,163

(1)	Includes loans held for sale.

The tables below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2016 and 2015. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2016			2015
	Average balance	Interest	Average yield/rate(4)	Average balance	Interest	Average yield/rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$933,681	$10,980	4.70%	$824,250	$9,672	4.69%
Commercial and industrial loans(1)	469,888	7,100	6.04	439,986	6,408	5.83
Direct financing leases(1)	30,977	355	4.58	29,631	342	4.62
Consumer and other loans(1)	25,675	266	4.14	24,888	258	4.15
Total loans and leases receivable(1)	1,460,221	18,701	5.12	1,318,755	16,680	5.06
Mortgage-related securities(2)	142,443	556	1.56	156,137	632	1.62
Other investment securities(3)	32,169	126	1.57	28,912	116	1.60
FHLB and FRB stock	2,485	19	3.06	2,926	20	2.73
Short-term investments	117,180	153	0.52	66,035	72	0.44
Total interest-earning assets	1,754,498	19,555	4.46	1,572,765	17,520	4.46
Non-interest-earning assets	70,947			92,619
Total assets	$1,825,445			$1,665,384
Interest-bearing liabilities
Transaction accounts	$147,095	71	0.19	$105,582	63	0.24
Money market accounts	674,015	868	0.52	605,195	841	0.56
Certificates of deposit	65,619	144	0.88	111,192	219	0.79
Wholesale deposits	471,707	1,955	1.66	428,080	1,470	1.37
Total interest-bearing deposits	1,358,436	3,038	0.89	1,250,049	2,593	0.83
FHLB advances	14,338	31	0.86	22,749	31	0.55
Other borrowings	28,510	468	6.57	25,032	430	6.87
Junior subordinated notes	9,995	278	11.13	9,981	278	11.14
Total interest-bearing liabilities	1,411,279	3,815	1.08	1,307,811	3,332	1.02
Non-interest-bearing demand deposit accounts	246,604			205,508
Other non-interest-bearing liabilities	9,944			8,252
Total liabilities	1,667,827			1,521,571
Stockholders’ equity	157,618			143,813
Total liabilities and stockholders’ equity	$1,825,445			$1,665,384
Net interest income		$15,740			$14,188
Interest rate spread			3.38%			3.44%
Net interest-earning assets	$343,219			$264,954
Net interest margin			3.59%			3.61%
Average interest-earning assets to average interest-bearing liabilities	124.32%			120.26%
Return on average assets	0.81			0.93
Return on average equity	9.43			10.73
Average equity to average assets	8.63			8.64
Non-interest expense to average assets	2.95			2.88

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

	For the Six Months Ended June 30,
	2016			2015
	Average balance	Interest	Average yield/rate(4)	Average balance	Interest	Average yield/rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$928,270	$21,710	4.68%	$819,617	$19,541	4.77%
Commercial and industrial loans(1)	470,196	14,183	6.03	433,379	13,232	6.11
Direct financing leases(1)	30,911	698	4.52	31,183	725	4.65
Consumer and other loans(1)	26,551	554	4.17	24,501	507	4.14
Total loans and leases receivable(1)	1,455,928	37,145	5.10	1,308,680	34,005	5.20
Mortgage-related securities(2)	143,671	1,154	1.61	155,735	1,294	1.66
Other investment securities(3)	31,748	250	1.57	28,594	230	1.61
FHLB and FRB stock	2,643	40	3.03	2,763	38	2.75
Short-term investments	109,300	309	0.57	79,410	169	0.43
Total interest-earning assets	1,743,290	38,898	4.46	1,575,182	35,736	4.54
Non-interest-earning assets	79,657			94,002
Total assets	$1,822,947			$1,669,184
Interest-bearing liabilities
Transaction accounts	$154,944	160	0.21	$106,442	121	0.23
Money market accounts	660,189	1,696	0.51	615,485	1,694	0.55
Certificates of deposit	69,391	294	0.83	117,748	439	0.75
Wholesale deposits	484,491	3,941	1.63	426,136	2,908	1.36
Total interest-bearing deposits	1,369,015	6,091	0.89	1,265,811	5,162	0.82
FHLB advances	10,937	50	0.92	16,095	55	0.68
Other borrowings	27,758	923	6.65	24,312	849	6.98
Junior subordinated notes	9,993	555	11.11	9,979	552	11.06
Total interest-bearing liabilities	1,417,703	7,619	1.07	1,316,197	6,618	1.01
Non-interest-bearing demand deposit accounts	237,449			202,905
Other non-interest-bearing liabilities	11,140			8,202
Total liabilities	1,666,292			1,527,304
Stockholders’ equity	156,655			141,880
Total liabilities and stockholders’ equity	$1,822,947			$1,669,184
Net interest income		$31,279			$29,118
Interest rate spread			3.39%			3.53%
Net interest-earning assets	$325,587			$258,985
Net interest margin			3.59%			3.70%
Average interest-earning assets to average interest-bearing liabilities	122.97%			119.68%
Return on average assets	0.91			0.96
Return on average equity	10.55			11.35
Average equity to average assets	8.59			8.50
Non-interest expense to average assets	2.87			2.84

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available for sale and held to maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

Comparison of Net Interest Income for the Three Months Ended June 30, 2016 and 2015
Net interest income increased $1.6 million, or 10.9%, during the three months ended June 30, 2016 compared to the same period in 2015. The increase in net interest income was primarily attributable to a overall favorable variance on interest-earning assets as average loans and leases increased $141.5 million, or 10.7%, and fees collected in lieu of interest more than offset a moderate decline in loan yields. This favorable variance was partially offset by an increase in average wholesale deposits as in-market time deposit runoff was replaced with brokered deposits.
The yield on average earning assets for the three months ended June 30, 2016 and June 30, 2015 was 4.46%. The diminishing impact of accretion related to purchase accounting adjustments on the Alterra loan portfolio was more than offset by greater than expected fees collected in lieu of interest related to loan payoffs. Excluding purchase accounting accretion, loan fees collected in lieu of interest and cash balances held at the Federal Reserve, the yield on average earning assets increased four basis points year over year from 4.46% to 4.42%.
The overall weighted average rate paid on interest-bearing liabilities was 1.08% for the three months ended June 30, 2016, an increase of six basis points from 1.02% for the three months ended June 30, 2015. The increase in the overall rate on the interest-bearing liabilities was primarily caused by an increase in the rate paid on our wholesale deposits. This increase was partially offset by an increase in in-market deposits led by strong money market growth at lower rates than the overall weighted average rate paid on interest-bearing liabilities.
The weighted average rate paid on our interest-bearing deposits was 0.89% for the three months ended June 30, 2016, an increase of six basis points from 0.83% for the three months ended June 30, 2015. The increase in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing in-market certificates of deposit with in-market non-maturity deposit balances and wholesale funding. Despite an uncertain rate environment in 2016, management expects to effectively manage the Company’s liability structure in both term and rate to deliver a stable net interest margin. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas-based markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 10.3% to $1.133 billion for the three months ended June 30, 2016 from $1.027 billion for the three months ended June 30, 2015.
Net interest margin decreased two basis points to 3.59% for the three months ended June 30, 2016 compared to 3.61% for the three months ended June 30, 2015. Net accretion/amortization on the Alterra purchase accounting adjustments was $290,000 for the three months end June 30, 2016 and $542,000 for the same period in 2015. Management acknowledges the net accretion/amortization of purchase accounting adjustments may be a source of volatility in future quarters but generally with a declining effect on net interest margin. Excluding purchase accounting accretion/amortization, net interest margin increased five basis points to 3.52% from 3.47%. Loan and lease growth, which positively impacted the mix of earning assets, combined with loan fees collected in lieu of interest for the three months ended June 30, 2016 drove a nine basis point increase in net interest margin. Despite the Company’s record in-market deposit balances as of June 30, 2016, the year over year deposit mix change increased the overall cost of funds which negatively affected our net interest margin by approximately three basis points. Other factors, primarily the the declining yield on our investment portfolio, negatively influenced the net interest margin by one basis point in the aggregate.
Comparison of Net Interest Income for the Six Months Ended June 30, 2016 and 2015
Net interest income increased $2.2 million or 7.4%, during the six months ended June 30, 2016 compared to the same period in 2015. The increase in net interest income was primarily attributable to a favorable volume variance on the loan and the lease portfolio, specifically commercial real estate. This favorable variance was partially offset by an unfavorable rate and volume variance on wholesale deposits. The percentage increase in net interest income is less than the percentage increase in average interest earning assets primarily due to the diminishing year over year impact of purchase accounting accretion/amortization. Excluding purchase accounting accretion/amortization, net interest income increased $3.4 million, or 12.5%.
The overall weighted average rate paid on interest-bearing liabilities was 1.07% for the six months ended June 30, 2016, an increase of 6 basis points from 1.01% for the six months ended June 30, 2015. The increase in the overall rate on the interest-bearing liabilities was primarily caused by an increase in the rate paid on our wholesale deposits which tend to be longer in duration than in-market deposits. This increase was partially offset by an increase in in-market deposits led by strong money market growth at lower rates than the overall weighted average rate paid on interest-bearing liabilities.
The weighted average rate paid on our interest-bearing deposits was 0.89% for the six months ended June 30, 2016, an increase of seven basis points from 0.82% for the six months ended June 30, 2015. The increase in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing in-market certificates of deposit with in-market non-maturity deposit balances and wholesale funding. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 7.6% to $1.122 billion for the six months ended June 30, 2016 from $1.043 billion for the six months ended June 30, 2015.
Net interest margin decreased 11 basis points to 3.59% for the six months ended June 30, 2016 compared to 3.70% for the six months ended June 30, 2015. Net accretion/amortization on the Alterra purchase accounting adjustments was $509,000 for the six months ended June 30, 2016 and $1.8 million for the same period in 2015. Management acknowledges the net accretion/amortization of purchase accounting adjustments may be a source of volatility in the future but generally with a declining effect on net interest margin. Excluding purchase accounting accretion/amortization, net interest margin increased six basis points to 3.53% from 3.47%. Loan and lease growth, which positively impacted the mix of earning assets, combined with loan fees collected in lieu of interest for the six months ended June 30, 2016 drove an eight basis point increase in net interest margin. Despite the Company’s record in-market deposit balances as of June 30, 2016, the year over year deposit mix change increased the overall cost of funds which negatively affected our net interest margin by approximately one basis point. Other factors, primarily the the declining yield on our investment portfolio, negatively influenced the net interest margin by one basis point in the aggregate.
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
We recorded provision expense of $2.8 million and $520,000 for the three months ended June 30, 2016 and 2015, respectively. Our provision expense was $3.3 million for the six months ended June 30, 2016 compared to $1.2 million for the comparable period of 2015. Provision for the three and six months ended June 30, 2016 primarily reflected $2.2 million in new specific reserves and net charge-offs related to two loan relationships and an $816,000 increase in specific reserves related to one energy sector loan, which was previously identified as impaired in the fourth quarter of 2015. The above increases were tempered by improvements in underlying credit metrics in the remaining loan and lease portfolio.
Management took measures in the second quarter to determine the cause of the credit losses and isolated the issues. Subsequently, management has modified reporting structures and reinforced existing policies and procedures to ensure future lending practices meet the high standards long established within the First Business franchise.
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

Non-Interest Income
Comparison of Non-Interest Income for the Three Months Ended June 30, 2016 and 2015
Non-interest income increased $1.7 million, or 41.1%, to $5.8 million for the three months ended June 30, 2016, from $4.1 million for the three months ended June 30, 2015. The increase was primarily due to unusually high SBA loan production and increased fees earned for trust and investment services.
Gains on sale of SBA loans for the three months ended June 30, 2016 totaled a greater than expected $2.1 million, an increase of $1.3 million, or 153.1%, from the same period in 2015 as the Company continued to execute its SBA strategy across its footprint. In addition, loan fees related to the origination and servicing of SBA loans increased $109,000, or 66.9%.
Trust and investment services fee income increased by $65,000, or 5.1%, to $1.3 million for the three months ended June 30, 2016 from $1.3 million for the three months ended June 30, 2015. This increase was primarily driven by growth in assets under management and administration. At June 30, 2016, we had a $906.2 million of trust assets under management compared to $817.9 million at December 31, 2015 and $800.6 million at June 30, 2015. Assets under administration were a $227.9 million at June 30, 2016 compared to $203.2 million at December 31, 2015 and $197.3 million at June 30, 2015.
Comparison of Non-Interest Income for the Six Months Ended June 30, 2016 and 2015
Non-interest income increased $2.4 million, or 30.6%, to $10.4 million for the six months ended June 30, 2016, from $8.0 million for the six months ended June 30, 2015. The increase was primarily due to greater than expected SBA loan production in the second quarter of 2016 and increased fees earned for trust and investment services, partially offset by the diminishing impact of the reserve for unfunded commitments related to the Alterra acquisition.
Gains on sale of SBA loans for the six months ended June 30, 2016 totaled $3.5 million, an increase of $2.2 million, or 160.3%, from the same period in 2015 driven by unusually strong second quarter gains. In addition, loan fees related to the origination and servicing of SBA loans increased $193,000, or 63.1%.
Trust and investment services fee income increased by $132,000, or 5.3%, to $2.6 million for the six months ended June 30, 2016 from $2.5 million for the six months ended June 30, 2015. This increase was primarily driven by higher levels of assets under management and administration.
Other non-interest income decreased by $205,000 to $704,000 for the six months ended June 30, 2016, compared to $909,000 for the six months ended June 30, 2015. The decrease in other income was primarily due to the diminishing impact of the reserve for unfunded commitments related to the Alterra acquisition. For the six months ended June 30, 2016, we recognized $13,000 in non-interest income due to the decrease of the reserve, as the associated loans continue to fully fund, renew or mature, compared to $393,000 for the same period in 2015. The remaining reserve for unfunded commitments was $26,000 as of June 30, 2016. Should the commitments be withdrawn for any reason or become fully funded prior to maturity, we will accelerate the remaining liability accordingly.
Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended June 30, 2016 and 2015
Non-interest expense increased by $1.5 million, or 12.4%, to $13.5 million for the three months ended June 30, 2016 from $12.0 million for the comparable period of 2015. The increase in non-interest expense was primarily caused by an increase in compensation expense and other expenses, partially offset by a decrease in professional fees and marketing costs.
Compensation expense increased by $1.5 million, or 22.0%, to $8.4 million for the three months ended June 30, 2016 from $6.9 million for the three months ended June 30, 2015. The overall increase reflects growth related to annual merit increases, employee benefit costs and incentive compensation accruals on a larger base of employees than in the comparative period of the prior year. Full time equivalent employees as of June 30, 2016 were 270, up 23.3% from 219 at June 30, 2015. We expect to continue to opportunistically invest in talent to support our strategic growth efforts, both in the form of additional business development and operational staff.
Other expense increased by $553,000, or 50.5%, to $1.6 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015. The unfavorable variance is principally due to an increase in computer software expense related to expanded use of new cloud-based applications, tax credit investment amortization and other loan related expenses.

Professional fees expense decreased by $554,000, or 36.6%, to $961,000 for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. The decrease is consistent with management’s expectations as technology platforms introduced in 2015 are now largely in place. Management will evaluate additional technology platforms, and expand the capabilities of existing platforms in 2016 as we continue to strategically focus on scaling the Company to efficiently execute our growth strategy.
Marketing costs decreased $253,000, or 36.1%, to $448,000 for the three months ended June 30, 2016 from $701,000 for the three months ended June 30, 2015. The favorable variance is primarily due to the timing of certain advertising initiatives, which are expected to return to recent levels in subsequent quarters.
Comparison of Non-Interest Expense for the Six Months Ended June 30, 2016 and 2015
Non-interest expense increased by $2.5 million, or 10.3%, to $26.2 million for the six months ended June 30, 2016 from $23.7 million for the comparable period of 2015. The increase in non-interest expense was primarily caused by an increase in compensation expense and other expense, partially offset by a decrease in professional fees and marketing costs.
Compensation expense increased by $2.5 million, or 17.8%, to $16.8 million for the six months ended June 30, 2016 from $14.3 million for the six months ended June 30, 2015. Other expense increased by $599,000, or 29.9%, to $2.6 million for the six months ended June 30, 2016 from $2.0 million for the six months ended June 30, 2015. The reasons for the increase in compensation expense and other expense are consistent with the explanations provided for the second quarter results discussed above.
Professional fees expense decreased by $682,000, or 27.2%, to $1.8 million for the six months ended June 30, 2016 from $2.5 million for the six months ended June 30, 2015. Marketing costs decreased $161,000, or 12.0%, to $1.2 million for the six months ended June 30, 2016 from $1.3 million for the six months ended June 30, 2015. The reasons for the decrease in professional fees and marketing costs are consistent with the explanations provided for the second quarter results discussed above.
Income Taxes
Income tax expense was $4.0 million for the six months ended June 30, 2016, with an effective tax rate of 32.6%, compared to income tax expense of $4.1 million for the six months ended June 30, 2015, with an effective tax rate of 33.9%.
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

Financial Condition
General
Our total assets increased by $37.0 million, or 2.1%, to $1.819 billion as of June 30, 2016 compared to $1.782 billion at December 31, 2015. The increase in total assets was primarily driven by growth in our loan and lease portfolio and short-term investments.
Short-Term Investments
Short-term investments increased by $18.0 million, or 18.2%, to $116.9 million at June 30, 2016 from $98.9 million at December 31, 2015. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. As of June 30, 2016, our total investment in commercial paper, which is also considered a short-term investment, was $6.9 million as compared to $9.1 million at December 31, 2015. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $4.0 million to $173.9 million at June 30, 2016 compared to $177.8 million at December 31, 2015. During the six months ended June 30, 2016, we recognized unrealized holding gains of $1.2 million before income taxes through other comprehensive income. As of June 30, 2016 and December 31, 2015, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 2.81 and 2.94 years, respectively. Generally, our investment philosophy remains unchanged from our statements made in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2016.
We sold approximately $2.2 million of securities issued by government-sponsored enterprises during the six months ended June 30, 2016. We recognized gains of approximately $7,000 on the sale of these securities.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $19.0 million, or 1.3%, to $1.434 billion at June 30, 2016 from $1.415 billion at December 31, 2015. As of June 30, 2016, non owner-occupied commercial real estate (“CRE”) loans were the largest contributor to loan growth increasing $65.5 million, or 15.0%, to $502.4 million from $436.9 million at December 31, 2015, while total CRE loans increased $35.6 million, or 3.9%. While we continue to have a concentration in CRE, as CRE loans represent approximately 65% of our total loans as of June 30, 2016, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. As of June 30, 2016, of the 65% concentration in CRE loans, approximately 18% was owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Company’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio decreased $15.9 million, or 3.4%, to $456.3 million at June 30, 2016 from $472.2 million at December 31, 2015. Specifically, C&I related asset-based loans decreased $24.2 million, or 15.3%, to $134.5 million at June 30, 2016, compared to $158.7 million at December 31, 2015 as several loans paid off during the second quarter of 2016. The countercyclical nature of the asset-based lending business may result in increased payoffs and fees collected in lieu of interest in periods of economic stability, with increased loan fundings and interest income during weaker economic markets. We will continue to emphasize actively pursuing C&I loans across the Company as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and trust and investment relationships which generate additional fee revenue.
While we continue to experience significant competition as banks operating in our primary geographic areas attempt to deploy liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Although loan growth was slower than typically generated in a second quarter period, we continue to expect our new loan and lease activity to be adequate to replace normal amortization and to continue to grow in future quarters. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Non-performing loans increased $382,000, or 1.7%, to $22.7 million, compared to $22.3 million at December 31, 2015. The Company's non-performing loans as a percentage of total gross loans and leases measured 1.56% and 1.56% at June 30, 2016 and December 31, 2015, respectively. Likewise, the ratio of non-performing assets to total assets decreased to 1.33% at June 30, 2016, compared to 1.35% at December 31, 2015. Please refer to Asset Quality for additional information.
Deposits
As of June 30, 2016, deposits increased by $30.7 million to $1.608 billion from $1.577 billion at December 31, 2015. The increase in deposits was primarily due to an increase in the level of in-market deposits, specifically money market accounts, which increased by $58.8 million to $671.4 million at June 30, 2016 from $612.6 million at December 31, 2015. The increase in money market balances was offset by a decrease of in-market certificate of deposits and wholesale deposits. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. Our Banks’ in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average deposits, approximately $1.122 billion, or 69.8%, were considered in-market deposits for the six months ended June 30, 2016. This compares to in-market deposits of $1.043 billion, or 71.0%, for the same period in 2015.
The Corporation’s targeted operating range of wholesale deposits to total deposits is 30%-40%. As of June 30, 2016, the ratio of end of period wholesale deposits to end of period total deposits was 29.7%. Consistent with our unique funding strategy, we will continue to use wholesale deposits in specific maturity periods needed to match-fund fixed rate loans, typically three to five years but extending longer depending on client needs, to effectively mitigate interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of wholesale deposits. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of wholesale deposits.
FHLB Advances and Other Borrowings
As of June 30, 2016, FHLB advances and other borrowings decreased by $1.1 million, or 3.3%, to $33.6 million from $34.7 million at December 31, 2015.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$3,794	$2,907
Commercial real estate - non-owner occupied	1,970	1,678
Land development	3,814	4,393
Construction	306	397
Multi-family	—	2
1-4 family	2,185	2,550
Total non-accrual commercial real estate	12,069	11,927
Commercial and industrial	9,867	9,136
Direct financing leases, net	—	38
Consumer and other:
Home equity and second mortgages	209	542
Other	535	655
Total non-accrual consumer and other loans	744	1,197
Total non-accrual loans and leases	22,680	22,298
Foreclosed properties, net	1,548	1,677
Total non-performing assets	24,228	23,975
Performing troubled debt restructurings	788	1,735
Total impaired assets	$25,016	$25,710

Total non-accrual loans and leases to gross loans and leases	1.56%	1.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.67	1.67
Total non-performing assets to total assets	1.33	1.35
Allowance for loan and lease losses to gross loans and leases	1.25	1.14
Allowance for loan and lease losses to non-accrual loans and leases	80.04	73.17
As of June 30, 2016 and December 31, 2015, $13.2 million and $16.2 million of the non-accrual loans were considered troubled debt restructurings, respectively.

A summary of our non-accrual loan and lease activity from December 31, 2015 through June 30, 2016 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$22,298
Loans and leases transferred to non-accrual status	7,478
Accretion of the fair value discount on purchased credit impaired loans	87
Non-accrual loans and leases returned to accrual status	—
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	(1,594)
Cash received and applied to principal of non-accrual loans and leases	(5,589)
Non-accrual loans and leases as of the end of the period	$22,680
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of June 30, 2016, non-performing assets as a percentage of total assets decreased to 1.33% from 1.35% at December 31, 2015 as total asset growth exceeded the increase in non-performing assets. The Company’s consistent efforts to manage impaired relationships contributed to a $5.6 million reduction in non-accrual loans which nearly offset the $7.5 million in new non-accrual loans identified during the six months ended June 30, 2016.
Management continues to believe the Company’s credit culture is a core competency which differentiates the Company from other financial institutions. However, in the second quarter, deterioration in certain credits had an impact on the Company’s non-performing asset levels at June 30, 2016. Management took measures in the second quarter to determine the cause of the credit losses and isolated the issues. Subsequently, management has modified reporting structures and reinforced existing policies and procedures to ensure future lending practices meet the high standards long established within the First Business franchise.
As of June 30, 2016, the Company’s direct exposure to the energy sector was $7.1 million, or 0.49% of total gross loans and leases, with no remaining unfunded commitments. This reflects a decrease of $3.0 million, or 29.6%, compared to $10.0 million at December 31, 2015 entirely due to payments received. The associated reserve for loan and lease losses related to this portfolio was increased to 20.43% of carrying value as of June 30, 2016 compared to 8.13% as of December 31, 2015. Of this population of energy sector loans and leases, $5.8 million was considered non-performing as of June 30, 2016 compared to $7.8 million as of December 31, 2015. Management believes the portfolio is adequately collateralized, net of specific reserves, as of June 30, 2016.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of June 30, 2016, we believe the payment performance did not point to any new areas of concern, as approximately 99.3% of the loan and lease portfolio was in a current payment status. This metric can change rapidly however, if factors unknown to us change. We also monitor our asset quality through our established credit quality indicator categories. While overall asset quality remains strong, we will continue to actively monitor the credit quality of our loan and lease portfolios. Through this monitoring effort, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We generally work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2016	2015	2015
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$15,082	$14,876	$15,175
Impaired loans and leases with impairment reserves required	8,386	2,266	8,858
Total impaired loans and leases	23,468	17,142	24,033
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,048	575	1,113
Net impaired loans and leases	$20,420	$16,567	$22,920
Average impaired loans and leases	$19,495	$11,185	$11,443
Foregone interest income attributable to impaired loans and leases	$669	$317	$750
Less: Interest income recognized on impaired loans and leases	246	1	87
Net foregone interest income on impaired loans and leases	$423	$316	$663
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2015	$1,677
Loans transferred to foreclosed properties	—
Proceeds from sale of foreclosed properties	(36)
Net loss on sale of foreclosed properties	(70)
Impairment valuation	(23)
Foreclosed properties as of June 30, 2016	$1,548
Allowance for loan and lease losses
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.25% as of June 30, 2016 and 1.14% as of December 31, 2015. During the three months ended June 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $1.3 million, or 0.35% of average loans and leases annualized, comprised of $1.4 million of charge-offs and $58,000 of recoveries. During the three months ended June 30, 2015, we recorded net charge-offs on impaired loans and leases of approximately $15,000, comprised of $84,000 of charge-offs and $69,000 of recoveries. During the six months ended June 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $1.4 million, or 0.20% of average loans and leases annualized, comprised of $1.6 million of charge-offs and $145,000 of recoveries. During the six months ended June 30, 2015, we recorded net charge-offs on impaired loans and leases of approximately $334,000, or 0.05% of average loan and leases annualized, comprised of $84,000 of charge-offs and $69,000 of recoveries.
Despite the increase in net charge-offs during the second quarter of 2016, we do not believe the underlying credit issues to be systemic in nature. However, we will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $18.2 million, or 1.25% of total loans and leases, was appropriate as of June 30, 2016. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of June 30, 2016 and December 31, 2015, our allowance for loan and lease losses to total non-accrual loans and leases was 80.04% and 73.17%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2016.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Allowance at beginning of period	$16,684	$14,694	$16,316	$14,329
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	(41)	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	(697)	—	(697)	—
Multi-family	—	—	—	—
1-4 family	(196)	(80)	(197)	(91)
Commercial and industrial	(457)	—	(652)	(313)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	—	—	—
Other	—	(4)	(7)	(4)
Total charge-offs	(1,350)	(84)	(1,594)	(408)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	1	—	73	—
Construction and land development	—	62	—	62
Multi-family	—	—	—	—
1-4 family	54	2	66	4
Commercial and industrial	1	5	2	5
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	2	—	2	2
Other	—	—	2	1
Total recoveries	58	69	145	74
Net (charge-offs) recoveries	(1,292)	(15)	(1,449)	(334)
Provision for loan and lease losses	2,762	520	3,287	1,204
Allowance at end of period	$18,154	$15,199	$18,154	$15,199
Annualized net charge-offs as a % of average gross loans and leases	(0.35)%	—%	(0.20)%	(0.05)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2016 were the interest payments due on subordinated and junior subordinated notes. In June 2016, FBB declared a dividend in the amount of $1.5 million bringing year-to-date dividend declarations to $4.5 million through June 30, 2016. During the year ended December 31, 2015, FBB declared and paid dividends totaling $7.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective boards of directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of June 30, 2016 and December 31, 2015, our immediate on-balance-sheet liquidity was $344.7 million and $331.5 million, respectively. At June 30, 2016 and December 31, 2015, the Banks had $104.8 million and $84.9 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $477.1 million of outstanding wholesale deposits at June 30, 2016, compared to $487.5 million of wholesale deposits as of December 31, 2015, which represented 29.7% and 30.9%, respectively, of the ending balance of total deposits. While we are committed to our continued efforts to raise in-market deposits and maintain our overall mix of wholesale deposits and in-market deposits, wholesale deposits continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single-service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale deposits are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits. The Banks limit the percentage of wholesale deposits to total deposits in accordance with liquidity policies approved by their respective boards of directors. The Corporation’s targeted operating range of wholesale deposits to total deposits is 30%-40%. The Banks were in compliance with their respective policy limits as of June 30, 2016 and December 31, 2015.
The Banks were able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the six-month period ended June 30, 2016. In the event there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2016, the available liquidity was in excess of the stated policy minimum. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the six months ended June 30, 2016, operating activities resulted in a net cash inflow of $15.6 million. Operating cash flows included net income of $8.3 million and $9.1 million of cash inflow from the sale of SBA and residential mortgage loans, net of loans originated for sale. Net cash used in investing activities for the six months ended June 30, 2016 was approximately $25.1 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the six months ended June 30, 2016 was $27.6 million primarily from net increases in deposits and the use of our unsecured senior line of credit for general operations and other temporary cash flow mismatches, partially offset by cash dividends paid to shareholders and repayment of maturing FHLB advances. Please refer to the Consolidated Statements of Cash Flows for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of June 30, 2016, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
We use two techniques to measure interest rate risk. The first is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates. The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and the ability to utilize such instruments should they be appropriate to manage interest rate exposure.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2016 has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 29, 2016	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 29, 2016	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Unaudited Consolidated Financial Statements