Form 10-Q
period 2016-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2016-10-28
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 27, 2016 was 8,706,740 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$16,694	$14,640
Short-term investments	52,070	98,924
Cash and cash equivalents	68,764	113,564
Securities available-for-sale, at fair value	154,480	140,548
Securities held-to-maturity, at amortized cost	35,109	37,282
Loans held for sale	2,627	2,702
Loans and leases receivable, net of allowance for loan and lease losses of $20,067 and $16,316, respectively	1,438,230	1,414,649
Premises and equipment, net	3,898	3,954
Foreclosed properties	1,527	1,677
Bank-owned life insurance	29,028	28,298
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,165	2,843
Goodwill and other intangible assets	12,762	12,493
Accrued interest receivable and other assets	23,848	24,071
Total assets	$1,772,438	$1,782,081
Liabilities and Stockholders’ Equity
Deposits	$1,566,199	$1,577,231
Federal Home Loan Bank and other borrowings	29,946	34,740
Junior subordinated notes	10,001	9,990
Accrued interest payable and other liabilities	6,361	9,288
Total liabilities	1,612,507	1,631,249
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,960,083 and 8,922,375 shares issued, 8,717,299 and 8,699,410 shares outstanding, at September 30, 2016 and December 31, 2015, respectively	90	89
Additional paid-in capital	77,544	76,549
Retained earnings	88,255	80,584
Accumulated other comprehensive income (loss)	806	(80)
Treasury stock, 242,784 and 222,965 shares at September 30, 2016 and December 31, 2015, respectively, at cost	(6,764)	(6,310)
Total stockholders’ equity	159,931	150,832
Total liabilities and stockholders’ equity	$1,772,438	$1,782,081

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$18,016	$17,323	$55,161	$51,328
Securities income	698	722	2,102	2,246
Short-term investments	184	90	533	297
Total interest income	18,898	18,135	57,796	53,871
Interest expense:
Deposits	2,870	2,785	8,961	7,947
Notes payable and other borrowings	453	460	1,425	1,364
Junior subordinated notes	280	280	835	832
Total interest expense	3,603	3,525	11,221	10,143
Net interest income	15,295	14,610	46,575	43,728
Provision for loan and lease losses	3,537	287	6,824	1,491
Net interest income after provision for loan and lease losses	11,758	14,323	39,751	42,237
Non-interest income:
Trust and investment services fee income	1,364	1,251	3,981	3,737
Gain on sale of Small Business Administration loans	347	927	3,854	2,274
Gain on sale of residential mortgage loans	198	244	540	614
Service charges on deposits	772	705	2,247	2,094
Loan fees	506	486	1,791	1,487
Increase in cash surrender value of bank-owned life insurance	244	243	730	715
Other non-interest income	209	246	914	1,155
Total non-interest income	3,640	4,102	14,057	12,076
Non-interest expense:
Compensation	7,637	7,320	24,454	21,598
Occupancy	530	486	1,538	1,472
Professional fees	1,065	1,268	2,888	3,772
Data processing	623	587	1,971	1,772
Marketing	528	693	1,710	2,036
Equipment	292	308	913	914
FDIC insurance	444	260	989	693
Collateral liquidation costs	89	22	204	402
Net (gain) loss on foreclosed properties	—	(163)	93	(178)
Impairment of tax credit investments	3,314	—	3,520	—
Other non-interest expense	1,231	1,203	3,630	3,209
Total non-interest expense	15,753	11,984	41,910	35,690
(Loss) income before income tax expense	(355)	6,441	11,898	18,623
Income tax (benefit) expense	(2,895)	2,060	1,095	6,192
Net income	$2,540	$4,381	$10,803	$12,431
Earnings per common share:
Basic	$0.29	$0.50	$1.24	$1.43
Diluted	$0.29	$0.50	$1.24	$1.43
Dividends declared per share	$0.12	$0.11	$0.36	$0.33
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)

Net income	$2,540	$4,381	$10,803	$12,431
Other comprehensive income, before tax
Securities available-for-sale:
Net unrealized securities gains arising during the period	81	443	1,317	298
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	41	54	124	181
Income tax expense	(47)	(192)	(555)	(185)
Total other comprehensive income	$75	$305	$886	$294
Comprehensive income	$2,615	$4,686	$11,689	$12,725

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2014	8,671,854	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	12,431	—	—	12,431
Other comprehensive income	—	—	—	—	294	—	294
Common stock dividends	—	44	(44)	—	—	—	—
Exercise of stock options	24,000	—	300	—	—	—	300
Share-based compensation - restricted shares	43,602	—	717	—	—	—	717
Share-based compensation - tax benefits	—	—	253	—	—	—	253
Cash dividends ($0.33 per share)	—	—	—	(2,859)	—	—	(2,859)
Treasury stock purchased	(40,681)	—	—	—	—	(917)	(917)
Balance at September 30, 2015	8,698,775	$89	$76,189	$77,458	$512	$(6,281)	$147,967

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	10,803	—	—	10,803
Other comprehensive income	—	—	—	—	886	—	886
Share-based compensation - restricted shares	37,708	1	857	—	—	—	858
Share-based compensation - tax benefits	—	—	138	—	—	—	138
Cash dividends ($0.36 per share)	—	—	—	(3,132)	—	—	(3,132)
Treasury stock purchased	(19,819)	—	—	—	—	(454)	(454)
Balance at September 30, 2016	8,717,299	$90	$77,544	$88,255	$806	$(6,764)	$159,931

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Operating activities
Net income	$10,803	$12,431
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(9)	319
Impairment of tax credit investments	3,520	—
Provision for loan and lease losses	6,824	1,491
Depreciation, amortization and accretion, net	1,403	(379)
Share-based compensation	858	717
Increase in cash surrender value of bank-owned life insurance	(730)	(715)
Origination of loans for sale	(54,794)	(52,295)
Sale of loans originated for sale	59,263	53,612
Gain on sale of loans originated for sale	(4,394)	(2,887)
Net loss (gain) on foreclosed properties, including impairment valuation	93	(178)
Excess tax benefit from share-based compensation	(138)	(253)
Increase in accrued interest receivable and other assets	(3,106)	(529)
(Decrease) increase in accrued interest payable and other liabilities	(2,789)	1,342
Net cash provided by operating activities	16,804	12,676
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	32,555	32,930
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	2,906	3,253
Proceeds from sale of available-for-sale securities	2,183	—
Purchases of available-for-sale and held-to-maturity securities	(48,943)	(32,614)
Proceeds from sale of foreclosed properties	57	528
Net increase in loans and leases	(29,962)	(96,898)
Investment in limited partnerships	(2,238)	(578)
Distributions from limited partnerships	791	332
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(388)	(1,349)
Proceeds from sale of Federal Home Loan Bank Stock	1,066	846
Purchases of leasehold improvements and equipment, net	(519)	(498)
Net cash used in investing activities	(42,492)	(94,048)
Financing activities
Net (decrease) increase in deposits	(10,924)	101,529
Repayment of Federal Home Loan Bank advances	(3,500)	—
Net (decrease) increase in short-term borrowed funds	(1,240)	2,500
Excess tax benefit from share-based compensation	138	253
Cash dividends paid	(3,132)	(2,859)
Exercise of stock options	—	300
Purchase of treasury stock	(454)	(917)
Net cash (used in) provided by financing activities	(19,112)	100,806
Net (decrease) increase in cash and cash equivalents	(44,800)	19,434
Cash and cash equivalents at the beginning of the period	113,564	103,237
Cash and cash equivalents at the end of the period	$68,764	$122,671
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$11,058	$9,817
Income taxes paid	5,122	3,793
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	11,504	2,401
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
Basis of Presentation. The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of lease residuals, property under operating leases, securities, income taxes, goodwill and the level of the allowance for loan and lease losses. The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2016. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2015 except as described further below in this Note 1.
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update will be applied retrospectively to each prior period presented. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity.

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
There were no anti-dilutive employee share-based awards for the three and nine month periods ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$2,540	$4,381	$10,803	$12,431
Less: earnings allocated to participating securities	38	68	165	206
Basic earnings allocated to common shareholders	$2,502	$4,313	$10,638	$12,225

Weighted-average common shares outstanding, excluding participating securities	8,582,836	8,546,563	8,569,613	8,538,219

Basic earnings per common share	$0.29	$0.50	$1.24	$1.43

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$2,502	$4,313	$10,638	$12,225

Weighted-average common shares outstanding, excluding participating securities	8,582,836	8,546,563	8,569,613	8,538,219
Dilutive effect of share-based awards	—	—	—	1,486
Weighted-average diluted common shares outstanding, excluding participating securities	8,582,836	8,546,563	8,569,613	8,539,705

Diluted earnings per common share	$0.29	$0.50	$1.24	$1.43

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units and any other type of award permitted by the Plan. As of September 30, 2016, 273,737 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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
Restricted stock activity for the year ended December 31, 2015 and the nine months ended September 30, 2016 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2014	154,998	$16.97
Granted	53,790	22.52
Vested	(64,874)	15.23
Forfeited	(8,443)	15.03
Nonvested balance as of December 31, 2015	135,471	20.13
Granted	50,700	22.98
Vested	(53,000)	18.73
Forfeited	(12,992)	18.96
Nonvested balance as of September 30, 2016	120,179	$21.22

As of September 30, 2016, the Corporation had $2.4 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.80 years.

For the three and nine months ended September 30, 2016 and 2015, share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Share-based compensation expense	$292	$268	$858	$717

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$6,298	$39	$—	$6,337
Municipal obligations	8,275	17	(15)	8,277
Asset-backed securities	1,169	—	(39)	1,130
Collateralized mortgage obligations - government issued	30,588	701	(7)	31,282
Collateralized mortgage obligations - government-sponsored enterprises	106,489	1,057	(92)	107,454
	$152,819	$1,814	$(153)	$154,480

	As of December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$2	$(32)	$8,017
Municipal obligations	4,278	12	(7)	4,283
Asset-backed securities	1,327	—	(58)	1,269
Collateralized mortgage obligations - government issued	43,845	814	(116)	44,543
Collateralized mortgage obligations - government-sponsored enterprises	82,707	145	(416)	82,436
	$140,204	$973	$(629)	$140,548

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of September 30, 2016
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,497	$8	$—	$1,505
Municipal obligations	16,712	486	(1)	17,197
Collateralized mortgage obligations - government issued	9,803	183	—	9,986
Collateralized mortgage obligations - government-sponsored enterprises	7,097	179	—	7,276
	$35,109	$856	$(1)	$35,964

	As of December 31, 2015
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,495	$1	$(11)	$1,485
Municipal obligations	16,038	332	(5)	16,365
Collateralized mortgage obligations - government issued	11,718	32	(41)	11,709
Collateralized mortgage obligations - government-sponsored enterprises	8,031	12	(44)	7,999
	$37,282	$377	$(101)	$37,558

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. Government. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. For the nine months ended September 30, 2016, a gain of $7,000 was recorded from the sale of three available-for-sale securities. No sales of available-for-sale securities occurred during the nine months ended September 30, 2015.

At September 30, 2016 and December 31, 2015, securities with a fair value of $20.2 million and $23.0 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances, if any, and additional FHLB availability.
The amortized cost and fair value of securities by contractual maturity at September 30, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	As of September 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Due in one year or less	$3,258	$3,261	$—	$—
Due in one year through five years	13,965	14,053	5,953	6,035
Due in five through ten years	78,174	79,485	12,255	12,667
Due in over ten years	57,422	57,681	16,901	17,262
	$152,819	$154,480	$35,109	$35,964

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2016 and December 31, 2015. At September 30, 2016, the Corporation held 48 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2016, the Corporation held eight available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other than temporary impairment was recorded in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2016 and 2015.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position follows:

	As of September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$—	$—	$—	$1,000	$—
Municipal obligations	4,516	13	409	2	4,925	15
Asset-backed securities	—	—	1,130	39	1,130	39
Collateralized mortgage obligations - government issued	525	—	1,493	7	2,018	7
Collateralized mortgage obligations - government-sponsored enterprises	20,374	84	1,992	8	22,366	92
	$26,415	$97	$5,024	$56	$31,439	$153

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,536	$13	$1,981	$19	$5,517	$32
Municipal obligations	2,403	7	—	—	2,403	7
Asset-backed securities	1,269	$58	—	—	1,269	58
Collateralized mortgage obligations - government issued	3,373	19	5,687	97	9,060	116
Collateralized mortgage obligations - government-sponsored enterprises	59,992	373	1,717	43	61,709	416
	$70,573	$470	$9,385	$159	$79,958	$629

The tables below show the Corporation’s gross unrecognized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2016 and December 31, 2015. At September 30, 2016, the Corporation held one held-to-maturity security that was in an unrecognized loss position. Such security has not experienced credit rating downgrades; however, it has primarily declined in value due to the current interest rate environment. There were no held-to-maturity securities that were in a continuous unrecognized loss position for twelve months or greater as of September 30, 2016. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the nine months ended September 30, 2016 and 2015.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type follows:

	As of September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
Municipal obligations	263	(1)	—	—	263	(1)
	$263	$(1)	$—	$—	$263	$(1)

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$11	$1,000	$11
Municipal obligations	436	4	199	1	635	5
Collateralized mortgage obligations - government issued	6,518	41	—	—	6,518	41
Collateralized mortgage obligations - government-sponsored enterprises	5,168	44	—	—	5,168	44
	$12,122	$89	$1,199	$12	$13,321	$101

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Commercial real estate
Commercial real estate — owner occupied	$169,170	$176,322
Commercial real estate — non-owner occupied	483,540	436,901
Land development	60,348	59,779
Construction	110,426	100,625
Multi-family	73,081	80,254
1-4 family	46,341	50,304
Total commercial real estate	942,906	904,185
Commercial and industrial	464,920	472,193
Direct financing leases, net	29,638	31,093
Consumer and other
Home equity and second mortgages	5,390	8,237
Other	16,610	16,319
Total consumer and other	22,000	24,556
Total gross loans and leases receivable	1,459,464	1,432,027
Less:
Allowance for loan and lease losses	20,067	16,316
Deferred loan fees	1,167	1,062
Loans and leases receivable, net	$1,438,230	$1,414,649

Loans transferred to third parties consist of the guaranteed portion of Small Business Administration (“SBA”) loans which the Corporation sold in the secondary market, as well as participation interests in other originated loans. The total principal amount of the guaranteed portion of SBA loans sold during the three months ended September 30, 2016 and 2015 was $3.3 million and $9.1 million, respectively. For the nine months ended September 30, 2016 and 2015, $34.3 million and $19.2 million of the guaranteed portion of SBA loans were sold to third parties, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the nine months ended September 30, 2016 and 2015 have been derecognized in the unaudited Consolidated Financial Statements. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management, servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts, that would preclude the application of sale accounting treatment. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at September 30, 2016 and December 31, 2015 was $96.9 million and $73.4 million, respectively.

In the event of a loss resulting from default and the SBA determines there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portion of SBA loans sold in accordance with ASC 450, Contingencies, and determined a reserve based on the probability of future losses for these loans to be $375,000 at September 30, 2016, which is reported in other liabilities on the Corporation’s Consolidated Balance Sheets. No recourse reserve was recorded as of December 31, 2015. To date, the Corporation has not experienced significant historical losses related to the guaranteed portion of SBA loans.

As of September 30, 2016 and December 31, 2015, the total amount of the Corporation’s partial ownership of sold SBA loans on the Corporation’s Consolidated Balance Sheets was $30.0 million and $24.6 million, respectively. As of September 30, 2016, $2.3 million of loans in this portfolio were considered impaired as compared to $1.8 million as of December 31, 2015.

The total principal amount of transferred participation interests in other originated loans during the three months ended September 30, 2016 and 2015 was $16.7 million and $18.3 million, respectively. For the nine months ended September 30, 2016 and 2015, $32.1 million and $54.8 million of these participation interests were transferred to third parties, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of transferred loans at September 30, 2016 and December 31, 2015 was $109.1 million and $95.8 million, respectively. As of September 30, 2016 and December 31, 2015, the total amount of the Corporation’s partial ownership of these transferred loans on the Corporation’s Consolidated Balance Sheets was $109.3 million and $112.2 million, respectively. No loans in this participation portfolio were considered impaired as of September 30, 2016 and December 31, 2015. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the Corporation’s Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 was $454,000 and $467,000, respectively.

According to ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, purchased credit-impaired loans exhibit evidence of deterioration in credit quality since origination for which it is probable at acquisition that the Corporation will be unable to collect all contractually required payments. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date. The excess of cash flows expected at acquisition over the estimated fair value, referred to as the accretable yield, is recognized in interest income over the remaining life of the loan on a level-yield basis, contingent on the subsequent evaluation of future expected cash flows. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for loan and lease losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income recognized. The measurement of cash flows involves assumptions and judgments for interest rates, prepayments, default rates, loss severity and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit-impaired loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In Thousands)
Contractually required payments	$3,806	$5,291
Fair value of purchased credit-impaired loans	1,937	3,250

The following table presents a rollforward of the Corporation’s accretable yield as of September 30, 2016 and December 31, 2015:

	As of and for the Nine Months Ended September 30, 2016	As of and for Year Ended December 31, 2015
	(In Thousands)
Accretable yield, beginning of period	$414	$676
Accretion recognized in earnings	(100)	(50)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(216)	(60)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	73	(152)
Accretable yield, end of period	$171	$414

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of September 30, 2016 and December 31, 2015:

	Category
As of September 30, 2016	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$139,894	$13,205	$11,468	$4,603	$169,170
Commercial real estate — non-owner occupied	460,093	19,035	2,505	1,907	483,540
Land development	54,194	833	1,647	3,674	60,348
Construction	99,947	5,470	2,056	2,953	110,426
Multi-family	72,856	225	—	—	73,081
1-4 family	39,605	2,632	1,339	2,765	46,341
Total commercial real estate	866,589	41,400	19,015	15,902	942,906

Commercial and industrial	370,580	40,619	43,752	9,969	464,920

Direct financing leases, net	28,733	591	314	—	29,638

Consumer and other:
Home equity and second mortgages	4,637	557	14	182	5,390
Other	16,132	82	5	391	16,610
Total consumer and other	20,769	639	19	573	22,000

Total gross loans and leases receivable	$1,286,671	$83,249	$63,100	$26,444	$1,459,464
Category as a % of total portfolio	88.17%	5.70%	4.32%	1.81%	100.00%

	Category
As of December 31, 2015	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$156,379	$7,654	$9,311	$2,978	$176,322
Commercial real estate — non-owner occupied	410,517	20,662	3,408	2,314	436,901
Land development	52,817	2,241	309	4,412	59,779
Construction	98,693	851	564	517	100,625
Multi-family	79,368	884	—	2	80,254
1-4 family	41,086	3,985	1,865	3,368	50,304
Total commercial real estate	838,860	36,277	15,457	13,591	904,185

Commercial and industrial	430,199	7,139	25,706	9,149	472,193

Direct financing leases, net	29,514	1,013	528	38	31,093

Consumer and other:
Home equity and second mortgages	7,497	—	141	599	8,237
Other	15,616	48	—	655	16,319
Total consumer and other	23,113	48	141	1,254	24,556

Total gross loans and leases receivable	$1,321,686	$44,477	$41,832	$24,032	$1,432,027
Category as a % of total portfolio	92.29%	3.11%	2.92%	1.68%	100.00%

Credit underwriting through a committee process is a key component of the Corporation’s operating philosophy. Commercial lenders have relatively low individual lending authority limits, and thus a significant portion of the Corporation’s new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, asset quality grade of the credit, amount of the credit or the related complexities of each proposal.
Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon receipt and evaluation of updated financial information from the Corporation’s borrowers or as other circumstances dictate. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition and are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and, depending on the size and nature of the credit, subject to various levels of review and concurrence on the stated risk rating. In addition to its nine grade risk rating system, the Corporation groups loans into four loan and related risk categories which determine the level and nature of review by management.
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

Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics, such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and loan committees of the Banks on a monthly basis and the Banks’ Boards of Directors at each of their regularly scheduled meetings.
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
Utilizing regulatory classification terminology, the Corporation identified $32.1 million and $26.8 million of loans and leases as Substandard as of September 30, 2016 and December 31, 2015, respectively. No loans were considered Special Mention, Doubtful or Loss as of either September 30, 2016 or December 31, 2015. The population of Substandard loans is a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of September 30, 2016 and December 31, 2015 is as follows:

As of September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$164,632	$164,632
Non-owner occupied	—	296	—	296	481,337	481,633
Land development	—	—	—	—	56,686	56,686
Construction	286	431	—	717	106,756	107,473
Multi-family	—	—	—	—	73,081	73,081
1-4 family	193	—	—	193	44,029	44,222
Commercial and industrial	200	27	—	227	454,724	454,951
Direct financing leases, net	—	—	—	—	29,638	29,638
Consumer and other:
Home equity and second mortgages	—	—	—	—	5,217	5,217
Other	—	—	—	—	16,219	16,219
Total	$679	$754	$—	$1,433	$1,432,319	$1,433,752
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$61	$3,280	$3,341	$1,197	$4,538
Non-owner occupied	—	—	—	—	1,907	1,907
Land development	—	—	—	—	3,662	3,662
Construction	—	122	312	434	2,519	2,953
Multi-family	—	—	—	—	—	—
1-4 family	—	205	693	898	1,221	2,119
Commercial and industrial	27	331	6,111	6,469	3,500	9,969
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	173	173	—	173
Other	—	—	391	391	—	391
Total	$27	$719	$10,960	$11,706	$14,006	$25,712
Total loans and leases
Commercial real estate:
Owner occupied	$—	$61	$3,280	$3,341	$165,829	$169,170
Non-owner occupied	—	296	—	296	483,244	483,540
Land development	—	—	—	—	60,348	60,348
Construction	286	553	312	1,151	109,275	110,426
Multi-family	—	—	—	—	73,081	73,081
1-4 family	193	205	693	1,091	45,250	46,341
Commercial and industrial	227	358	6,111	6,696	458,224	464,920
Direct financing leases, net	—	—	—	—	29,638	29,638
Consumer and other:
Home equity and second mortgages	—	—	173	173	5,217	5,390
Other	—	—	391	391	16,219	16,610
Total	$706	$1,473	$10,960	$13,139	$1,446,325	$1,459,464
Percent of portfolio	0.05%	0.10%	0.75%	0.90%	99.10%	100.00%

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$173,416	$173,416
Non-owner occupied	—	—	—	—	435,222	435,222
Land development	—	—	—	—	55,386	55,386
Construction	—	—	—	—	100,228	100,228
Multi-family	—	—	—	—	80,252	80,252
1-4 family	78	—	—	78	47,676	47,754
Commercial and industrial	—	—	—	—	463,057	463,057
Direct financing leases, net	—	—	—	—	31,055	31,055
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,695	7,695
Other	—	—	—	—	15,664	15,664
Total	$78	$—	$—	$78	$1,409,651	$1,409,729
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$2,433	$2,906
Non-owner occupied	—	—	—	—	1,679	1,679
Land development	—	—	—	—	4,393	4,393
Construction	397	—	—	397	—	397
Multi-family	—	—	—	—	2	2
1-4 family	430	34	895	1,359	1,191	2,550
Commercial and industrial	2,077	—	564	2,641	6,495	9,136
Direct financing leases, net	—	—	—	—	38	38
Consumer and other:
Home equity and second mortgages	—	—	250	250	292	542
Other	—	—	655	655	—	655
Total	$2,904	$507	$2,364	$5,775	$16,523	$22,298
Total loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$175,849	$176,322
Non-owner occupied	—	—	—	—	436,901	436,901
Land development	—	—	—	—	59,779	59,779
Construction	397	—	—	397	100,228	100,625
Multi-family	—	—	—	—	80,254	80,254
1-4 family	508	34	895	1,437	48,867	50,304
Commercial and industrial	2,077	—	564	2,641	469,552	472,193
Direct financing leases, net	—	—	—	—	31,093	31,093
Consumer and other:
Home equity and second mortgages	—	—	250	250	7,987	8,237
Other	—	—	655	655	15,664	16,319
Total	$2,982	$507	$2,364	$5,853	$1,426,174	$1,432,027
Percent of portfolio	0.21%	0.04%	0.16%	0.41%	99.59%	100.00%

The Corporation’s total impaired assets consisted of the following at September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$4,538	$2,907
Commercial real estate — non-owner occupied	1,907	1,678
Land development	3,662	4,393
Construction	2,953	397
Multi-family	—	2
1-4 family	2,119	2,550
Total non-accrual commercial real estate	15,179	11,927
Commercial and industrial	9,969	9,136
Direct financing leases, net	—	38
Consumer and other:
Home equity and second mortgages	173	542
Other	391	655
Total non-accrual consumer and other loans	564	1,197
Total non-accrual loans and leases	25,712	22,298
Foreclosed properties, net	1,527	1,677
Total non-performing assets	27,239	23,975
Performing troubled debt restructurings	732	1,735
Total impaired assets	$27,971	$25,710

	September 30, 2016	December 31, 2015
Total non-accrual loans and leases to gross loans and leases	1.76%	1.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.86	1.67
Total non-performing assets to total assets	1.54	1.35
Allowance for loan and lease losses to gross loans and leases	1.37	1.14
Allowance for loan and lease losses to non-accrual loans and leases	78.05	73.17
As of September 30, 2016 and December 31, 2015, $13.2 million and $16.2 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of September 30, 2016.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016			As of December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate:
Commercial real estate — owner occupied	4	$1,338	$1,262	3	$1,209	$1,188
Commercial real estate — non-owner occupied	4	445	250	5	1,150	904
Land development	2	5,834	3,675	2	5,853	4,393
Construction	2	331	312	1	181	200
Multi-family	—	—	—	1	184	2
1-4 family	13	1,747	1,581	15	2,035	1,869
Commercial and industrial	8	7,782	6,224	10	7,572	8,330
Consumer and other:
Home equity and second mortgages	2	308	195	4	461	349
Other	1	2,076	391	1	2,076	655
Total	36	$19,861	$13,890	42	$20,721	$17,890

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of September 30, 2016 and December 31, 2015, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of September 30, 2016		As of December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate
Extension of term	1	$12	1	$24
Interest rate concession	1	53	1	55
Combination of extension of term and interest rate concession	23	7,015	25	8,477
Commercial and industrial
Combination of extension of term and interest rate concession	8	6,224	10	8,330
Consumer and other
Extension of term	1	9	1	655
Combination of extension of term and interest rate concession	2	577	4	349
Total	36	$13,890	42	$17,890

During the nine months ended September 30, 2016, two commercial and industrial loans defaulted, both of which had been modified in a troubled debt restructuring during the previous twelve months. The total recorded investment of the loans was $5.7 million.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Nine Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,542	$4,542		$—	$2,857		$178		$—	$178
Non-owner occupied	1,907	1,947		—	1,137		61		—	61
Land development	3,674	6,345		—	4,003		82		—	82
Construction	434	434		—	109		24		—	24
Multi-family	—	—		—	—		1		134	(133)
1-4 family	1,933	1,933		—	2,227		82		94	(12)
Commercial and industrial	2,766	2,766		—	522		96		18	78
Direct financing leases, net	—	—		—	8		—		—	—
Consumer and other:
Home equity and second mortgages	182	182		—	375		16		127	(111)
Other	391	1,057		—	578		56		—	56
Total	$15,829	$19,206		$—	$11,816		$596		$373	$223
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$61	$61		$23	$424		$4		$—	$4
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	2,519	2,519	—	1,263	404	—	8	—	—	8
Multi-family	—	—		—	—		—		—	—
1-4 family	832	836		99	848		21		—	21
Commercial and industrial	7,203	7,203		3,251	7,611		430		—	430
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	—	—		—	—		—		—	—
Total	$10,615	$10,619		$4,636	$9,287		$463		$—	$463
Total:
Commercial real estate:
Owner occupied	$4,603	$4,603		$23	$3,281		$182		$—	$182
Non-owner occupied	1,907	1,947		—	1,137		61		—	61
Land development	3,674	6,345		—	4,003		82		—	82
Construction	2,953	2,953		1,263	513		32		—	32
Multi-family	—	—		—	—		1		134	(133)
1-4 family	2,765	2,769		99	3,075		103		94	9
Commercial and industrial	9,969	9,969		3,251	8,133		526		18	508
Direct financing leases, net	—	—		—	8		—		—	—
Consumer and other:
Home equity and second mortgages	182	182		—	375		16		127	(111)
Other	391	1,057		—	578		56		—	56
Grand total	$26,444	$29,825		$4,636	$21,103		$1,059		$373	$686

(1)	Average recorded investment is calculated primarily using daily average balances.

	Impaired Loans and Leases
	As of and for Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve		Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,164	$2,164		$—		$712		$53		$12	$41
Non-owner occupied	2,314	2,355		—		962		25		—	25
Land development	4,413	7,083		—		4,333		133		—	133
Construction	120	120	—	—	—	474	—	—	—	—	—
Multi-family	2	369		—		10		27		—	27
1-4 family	2,423	2,486		—		1,604		82		4	78
Commercial and industrial	2,546	2,590		—		544		172		6	166
Direct financing leases, net	38	38		—		4		—		—	—
Consumer and other:
Home equity and second mortgages	500	500		—		390		23		63	(40)
Other	655	1,321		—		688		82		—	82
Total	$15,175	$19,026		$—		$9,721		$597		$85	$512
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$814	$814		$20		$215		$7		$2	$5
Non-owner occupied	—	—		—		—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—	—
Construction	397	397	—	48	—	34	—	—	—	—	—
Multi-family	—	—		—		—		—		—	—
1-4 family	945	950		173		605		34		—	34
Commercial and industrial	6,603	6,603		847		810		102		—	102
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	99	99		25		58		10		—	10
Other	—	—		—		—		—		—	—
Total	$8,858	$8,863		$1,113		$1,722		$153		$2	$151
Total:
Commercial real estate:
Owner occupied	$2,978	$2,978		$20		$927		$60		$14	$46
Non-owner occupied	2,314	2,355		—		962		25		—	25
Land development	4,413	7,083		—		4,333		133		—	133
Construction	517	517		48		508		—		—	—
Multi-family	2	369		—		10		27		—	27
1-4 family	3,368	3,436		173		2,209		116		4	112
Commercial and industrial	9,149	9,193		847		1,354		274		6	268
Direct financing leases, net	38	38		—		4		—		—	—
Consumer and other:
Home equity and second mortgages	599	599		25		448		33		63	(30)
Other	655	1,321		—		688		82		—	82
Grand total	$24,033	$27,889		$1,113		$11,443		$750		$87	$663

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.4 million and $3.9 million as of September 30, 2016 and December 31, 2015, respectively, represents partial charge-offs resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $732,000 and $1.7 million of loans as of September 30, 2016 and December 31, 2015 that were performing troubled debt restructurings, and thus, although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
To determine the level and composition of the allowance for loan and lease losses, the Corporation categorizes the portfolio by segments and risk ratings. First, the Corporation evaluates loans and leases for potential impairment classification. The Corporation analyzes each loan and lease determined to be impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. The Corporation applies historical trends from established risk factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Nine Months Ended September 30, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(1,194)	(2,048)	(8)	(3,250)
Recoveries	170	2	5	177
Provision	2,619	4,331	(126)	6,824
Ending balance	$12,815	$6,672	$580	$20,067
Ending balance: individually evaluated for impairment	$1,385	$3,251	$—	$4,636
Ending balance: collectively evaluated for impairment	$11,430	$3,421	$580	$15,431
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$942,906	$494,558	$22,000	$1,459,464
Ending balance: individually evaluated for impairment	$13,953	$9,946	$413	$24,312
Ending balance: collectively evaluated for impairment	$927,017	$484,589	$21,414	$1,433,020
Ending balance: loans acquired with deteriorated credit quality	$1,936	$23	$173	$2,132
Allowance as % of gross loans and leases	1.36%	1.35%	2.64%	1.37%

	As of and for Year Ended December 31, 2015
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(793)	(711)	(9)	(1,513)
Recoveries	104	6	4	114
Provision	3,290	(400)	496	3,386
Ending balance	$11,220	$4,387	$709	$16,316
Ending balance: individually evaluated for impairment	$240	$847	$26	$1,113
Ending balance: collectively evaluated for impairment	$10,980	$3,540	$683	$15,203
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$904,185	$503,286	$24,556	$1,432,027
Ending balance: individually evaluated for impairment	$10,849	$8,942	$1,061	$20,852
Ending balance: collectively evaluated for impairment	$890,594	$494,098	$23,495	$1,408,187
Ending balance: loans acquired with deteriorated credit quality	$2,742	$246	$193	$3,181
Allowance as % of gross loans and leases	1.24%	0.87%	2.89%	1.14%

Note 6 — Other Assets
The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership and is not the primary beneficiary in any of these limited partnerships and thus, the variable interest entities have not been consolidated. These investments are accounted for using the equity method of accounting and are evaluated for impairment at the end of each reporting period. For historic rehabilitation tax credits, the Corporation begins to evaluate its investments for impairment at the time the credit is earned, which is typically in the year the project is placed in service, through the end of its compliance period. New market tax credits are also evaluated for impairment beginning at the time the tax credits are earned on the project through the seven year compliance period.
Historic Rehabilitation Tax Credits
In 2015, the Corporation invested in a development entity through BOC Investment, LLC (“BOC”), a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At September 30, 2016 and December 31, 2015 the net carrying value of the investment was 169,000 and 578,000, respectively. During the third quarter of 2016, the Corporation recognized $3.6 million in historic tax credits related to this investment and $3.2 million in impairment of the underlying investment.
In 2016, the Corporation also invested in a development entity through Mitchell Street Apartments Investment, LLC (“Mitchell Street”), a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Milwaukee, Wisconsin. At September 30, 2016, the net carrying value of the investment was $130,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $5.5 million. The Corporation is also anticipating the sale of a portion of the state credits associated with the investment to a third party. No historic tax credits were received in 2016 and will be used in the year the project is placed in service and are subject to a five year recapture period.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road Investment Fund LLC (“Rimrock”), a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At September 30, 2016 and December 31, 2015, Rimrock had one CDE investment with a net carrying value of $7.2 million and $7.5 million respectively.  The investment provides federal new market tax credits over a seven-year credit allowance period through 2020. The remaining federal new market tax credit to be utilized over a maximum of seven years was $1.9 million as of September 30, 2016. The Corporation’s usage of the federal new market tax credit was approximately $281,000 during both the nine months ended September 30, 2016 and 2015.

Other Investments
The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $857,000 and $1.0 million recorded as of September 30, 2016 and December 31, 2015, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.0 million and $2.2 million as of September 30, 2016 and December 31, 2015, respectively. The Corporation’s share of these partnerships’ income included in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2016 and 2015 was $708,000 and $460,000, respectively.
A summary of accrued interest receivable and other assets is as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Accrued interest receivable	$4,448	$4,412
Deferred tax assets, net	2,084	2,633
Investment in limited partnerships	3,881	3,215
Investment in community development entity	7,200	7,500
Investment in historic development entities	300	578
Investment in Trust II	315	315
Fair value of interest rate swaps	1,014	552
Prepaid expenses	1,592	1,364
Other	3,014	3,502
Total accrued interest receivable and other assets	$23,848	$24,071

Note 7 — Deposits
The composition of deposits at September 30, 2016 and December 31, 2015 is shown below. Average balances represent year-to-date averages.

	September 30, 2016			December 31, 2015
	Balance	Average Balance	Weighted Average Rate	Balance	Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$258,423	$246,238	—%	$231,199	$211,945	—%
Interest-bearing transaction accounts	192,482	164,278	0.22	165,921	125,558	0.24
Money market accounts	603,872	650,864	0.50	612,642	602,842	0.55
Certificates of deposit	62,197	67,440	0.88	79,986	106,177	0.78
Wholesale deposits	449,225	478,038	1.61	487,483	450,460	1.43
Total deposits	$1,566,199	$1,606,858	0.74	$1,577,231	$1,496,982	0.73

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at September 30, 2016 and December 31, 2015 is shown below. Average balances represent year-to-date averages.

	September 30, 2016			December 31, 2015
	Balance	Average Balance	Weighted Average Rate	Balance	Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$201	0.55%	$—	$237	0.86%
FHLB advances and other borrowings	7,452	10,447	1.89	9,790	15,457	1.14
Senior line of credit	10	2,657	3.24	2,510	1,619	3.18
Subordinated notes payable	22,484	22,460	7.14	22,440	22,410	7.14
Junior subordinated notes	10,001	9,995	11.14	9,990	9,982	11.14
	$39,947	$45,760	6.59	$44,730	$49,705	5.94

Short-term borrowings	$1,010			$7,010
Long-term borrowings	38,937			37,720
	$39,947			$44,730

As of September 30, 2016 and December 31, 2015, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2016, the Corporation pays a commitment fee on this senior line of credit. During both the nine months ended September 30, 2016 and 2015, the Corporation incurred interest expense due to this fee of 10,000.

Note 9 — Fair Value Disclosures
The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date and is based on exit prices. Fair value includes assumptions about risk, such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
September 30, 2016	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$8,277	$—	$8,277
Asset backed securities	—	1,130	—	1,130
U.S. Government agency obligations - government-sponsored enterprises	—	6,337	—	6,337
Collateralized mortgage obligations - government issued	—	31,282	—	31,282
Collateralized mortgage obligations - government-sponsored enterprises	—	107,454	—	107,454
Interest rate swaps	—	1,014	—	1,014
Liabilities:
Interest rate swaps	$—	$1,014	$—	$1,014

	Fair Value Measurements Using
December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
Municipal obligations	$—	$4,283	$—	$4,283
Asset backed securities	—	1,269	—	1,269
U.S. Government agency obligations - government-sponsored enterprises	—	8,017	—	8,017
Collateralized mortgage obligations - government issued	—	44,543	—	44,543
Collateralized mortgage obligations - government-sponsored enterprises	—	82,436	—	82,436
Interest rate swaps	—	552	—	552
Liabilities:
Interest rate swaps	$—	$552	$—	$552

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the nine months ended September 30, 2016 or the year ended December 31, 2015 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	September 30, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$14,623	$—	$13,627	$996	$—
Foreclosed properties	1,527	—	1,527	—	(23)
Loan servicing rights	1,879	—	—	1,879	—

	Balance at	Fair Value Measurements Using			Total Gains (Losses)
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans	$17,763	$—	$11,518	$6,245	$—
Foreclosed properties	1,677	—	1,677	—	(36)
Loan servicing rights	1,563	—	—	1,563	—

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $14.6 million and $17.8 million at September 30, 2016 and December 31, 2015, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 93%. The weighted average of those unobservable inputs as of the measurement date of September 30, 2016 was 48%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
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
As of September 30, 2016 and December 31, 2015, the estimated fair value of the Corporation’s loan servicing asset was $1.9 million and $1.6 million, respectively.

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
As of September 30, 2016 and December 31, 2015, there were no foreclosed properties supported by a Level 3 valuation. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. For the nine months ended September 30, 2016, $23,000 of subsequent impairment losses were recognized.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$68,764	$68,771	$48,689	$4,457	$15,625
Securities available-for-sale	154,480	154,480	—	154,480	—
Securities held-to-maturity	35,109	35,964	—	35,964	—
Loans held for sale	2,627	2,627	—	2,627	—
Loans and lease receivables, net	1,438,230	1,475,215	—	13,627	1,461,588
Federal Home Loan Bank and Federal Reserve Bank stock	2,165	2,165	—	—	2,165
Bank-owned life insurance	29,028	29,028	29,028	—	—
Accrued interest receivable	4,448	4,448	4,448	—	—
Interest rate swaps	1,014	1,014	—	1,014	—
Financial liabilities:
Deposits	$1,566,199	$1,573,273	$1,054,776	$518,497	$—
Federal Home Loan Bank and other borrowings	29,946	30,844	—	30,844	—
Junior subordinated notes	10,001	6,534	—	—	6,534
Interest rate swaps	1,014	1,014	—	1,014	—
Accrued interest payable	1,930	1,930	1,930	—	—
Off-balance-sheet items:
Standby letters of credit	50	50	—	—	50

	December 31, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$113,564	$113,564	$100,063	$4,451	$9,050
Securities available-for-sale	140,548	140,548	—	140,548	—
Securities held-to-maturity	37,282	37,558	—	37,558	—
Loans held for sale	2,702	2,702	—	2,702	—
Loans and lease receivables, net	1,414,649	1,445,773	—	11,518	1,434,255
Federal Home Loan Bank and Federal Reserve Bank stock	2,843	2,843	—	—	2,843
Cash surrender value of life insurance	28,298	28,298	28,298	—	—
Accrued interest receivable	4,412	4,412	4,412	—	—
Interest rate swaps	552	552	—	552	—
Financial liabilities:
Deposits	$1,577,231	$1,577,838	$1,009,762	$568,076	$—
Federal Home Loan Bank and other borrowings	34,740	35,353	—	35,353	—
Junior subordinated notes	9,990	6,614	—	—	6,614
Interest rate swaps	552	552	—	552	—
Accrued interest payable	1,766	1,766	1,766	—	—
Off-balance-sheet items:
Standby letters of credit	183	183	—	—	183
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
Cash and Cash Equivalents: The carrying amounts reported for cash and due from banks, interest-bearing deposits held by the Corporation, accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns. As of September 30, 2016 and December 31, 2015, the Corporation held $15.6 million and $9.1 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 3 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased is equivalent to the purchase price of the instruments as the Corporation has not elected a fair value option for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of both September 30, 2016 and December 31, 2015, the Corporation held $4.5 million of brokered certificates of deposits.

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
Loans and Lease Receivables, net: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts that the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Significant unobservable inputs include, but are not limited to, discounts (investor yield premiums) applied to fair value calculations to further determine the exit price value of a portfolio of loans.
Federal Home Loan Bank and Federal Reserve Bank Stock: The carrying amount of FHLB and FRB stock equals its fair value because the shares may be redeemed by the FHLB and the FRB at their carrying amount of $100 per share.
Bank-owned Life Insurance: The carrying amount of the cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount.
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
Limitations: Fair value estimates are made at a discrete point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holding of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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
At September 30, 2016, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $20.0 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in August, 2018 through February, 2023. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheets as a derivative asset of $1.0 million and are included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow the commercial borrower to set off amounts due against the related commercial loan. As of September 30, 2016, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis within the Corporation’s financial position.
At September 30, 2016, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $20.0 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August, 2018 through February, 2023. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of the Banks and are reported on the unaudited Consolidated Balance Sheets as a net derivative liability of $1.0 million, included in accrued interest payable and other liabilities as of September 30, 2016. The gross amount of dealer counterparty swaps was also $1.0 million as no right of offset existed with the dealer counterparty swaps as of September 30, 2016.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of September 30, 2016 and December 31, 2015.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2016	Accrued interest receivable and other assets	$1,014	Accrued interest payable and other liabilities	$1,014
December 31, 2015	Accrued interest receivable and other assets	$552	Accrued interest payable and other liabilities	$552

No derivative instruments held by the Corporation for the nine months ended September 30, 2016 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the nine months ended September 30, 2016 and 2015 had an insignificant impact on the unaudited Consolidated Statements of Income.

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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of September 30, 2016, that the Corporation and the Banks met all applicable capital adequacy requirements.

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

The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, both the Corporation’s and the Banks’ capital levels remained characterized as well capitalized under the new rules.
The following table summarizes both the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2016 and December 31, 2015, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2016
Total capital
(to risk-weighted assets)
Consolidated	$200,175	11.44%	$139,979	8.00%	N/A	N/A
First Business Bank	144,931	11.42	101,529	8.00	$126,912	10.00%
First Business Bank — Milwaukee	23,437	11.12	16,868	8.00	21,085	10.00
Alterra Bank	30,705	11.57	21,225	8.00	26,531	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$157,876	9.02%	$104,984	6.00%	N/A	N/A
First Business Bank	131,964	10.40	76,147	6.00	$101,529	8.00%
First Business Bank — Milwaukee	21,357	10.13	12,651	6.00	16,868	8.00
Alterra Bank	27,368	10.32	15,918	6.00	21,225	8.00
Common Equity Tier 1 capital
(to risk-weighted assets)
Consolidated	$147,876	8.45%	$78,738	4.50%	N/A	N/A
First Business Bank	131,964	10.40	57,110	4.50	$82,493	6.50%
First Business Bank — Milwaukee	21,357	10.13	9,488	4.50	13,705	6.50
Alterra Bank	27,368	10.32	11,939	4.50	17,245	6.50
Tier 1 leverage capital
(to adjusted assets)
Consolidated	$157,876	8.75%	$72,204	4.00%	N/A	N/A
First Business Bank	131,964	10.34	51,065	4.00	$63,831	5.00%
First Business Bank — Milwaukee	21,357	7.62	11,205	4.00	14,006	5.00
Alterra Bank	27,368	9.60	11,400	4.00	14,250	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2015
Total capital
(to risk-weighted assets)
Consolidated	$189,163	11.11%	$136,208	8.00%	N/A	N/A
First Business Bank	141,388	11.12	101,754	8.00	$127,193	10.00%
First Business Bank — Milwaukee	20,931	12.03	13,914	8.00	17,392	10.00
Alterra Bank	30,300	11.39	21,279	8.00	26,598	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$149,920	8.81%	$102,156	6.00%	N/A	N/A
First Business Bank	128,852	10.13	76,316	6.00	$101,754	8.00%
First Business Bank — Milwaukee	19,172	11.02	10,435	6.00	13,914	8.00
Alterra Bank	28,278	10.63	15,959	6.00	21,279	8.00
Common Equity Tier 1 capital
(to risk-weighted assets)
Consolidated	$139,920	8.22%	$76,617	4.50%	N/A	N/A
First Business Bank	128,852	10.13	57,237	4.50	$110,669	6.50%
First Business Bank — Milwaukee	19,172	11.02	7,826	4.50	82,675	6.50
Alterra Bank	28,278	10.63	11,969	4.50	11,305	6.50
Tier 1 leverage capital
(to adjusted assets)
Consolidated	$149,920	8.63%	$69,466	4.00%	N/A	N/A
First Business Bank	128,852	10.44	49,359	4.00	$61,698	5.00%
First Business Bank — Milwaukee	19,172	7.81	9,821	4.00	12,276	5.00
Alterra Bank	28,278	9.89	11,441	4.00	14,301	5.00

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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in local, national and international economic and business conditions.

•	Increases in defaults by borrowers and other delinquencies.

•	Our inability to manage growth effectively, including the successful expansion of our client service, administrative infrastructure and internal management information systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including with respect to our internet banking activities.

•	Failure to comply with applicable SBA regulations in order to maintain the eligibility of the guaranteed portion of SBA loans could lead to significant losses from denial of the guaranty.
These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Part II, Item 1A — Risk Factors of this Form 10-Q for the period ended September 30, 2016 for discussion relating to risk factors impacting us. The factors could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate with a business banking focus delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. Our commercial banking products and services include commercial lending, SBA lending, asset-based lending, equipment financing, factoring, residential mortgage lending, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy incorporates local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative operations, such as credit, information technology, marketing, compliance, finance and accounting and human resource functions. We have a niche business banking model and we consistently operate within this model to provide value-added financial solutions to our clients through the high touch service of our experienced staff.
Operational Summary
The acquisition of Alterra introduced new products and markets to the Corporation that have proven to be earnings catalysts, particularly lending under the Small Business Administration (“SBA”) lending program. These strong and immediate benefits have recently been weakened by the identification of credit deterioration at Alterra that we believe is not characteristic of the Corporation’s longstanding record of superior performance. Specifically, in the second and third quarters of 2016, deterioration in both Alterra’s SBA and conventional loan portfolios had a significant impact on the Corporation’s non-performing asset levels and loan and lease loss provision. Non-performing assets at Alterra represented $14.4 million, or 53%, of the Corporation's total non-performing assets as of September 30, 2016, while Alterra’s third quarter provision for loan and lease losses of $3.5 million accounted for 95.3% of the Corporation’s total provision.
In addition, specifically as it relates to our SBA lending program, during the third quarter of 2016 management further evaluated the Corporation’s existing SBA portfolio and related documentation practices to ascertain whether effective processes are in place to help ensure that all originated SBA loans meet the standards for compliance with the SBA program. There are potential additional and uncertain outcomes associated with this evaluation. Therefore, consistent with the Corporation’s longstanding disciplined approach to credit, management concluded it was advisable to temporarily slow SBA production until investments to enhance the infrastructure, capacity and scalability of the business are firmly in place.
Highlights for the three and nine months ended September 30, 2016 include:

•	Total assets decreased to $1.772 billion as of September 30, 2016 compared to $1.782 billion as of December 31, 2015.

•
Net income for the three months ended September 30, 2016 was $2.5 million compared to net income of $4.4 million for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $10.8 million compared to net income of $12.4 million for the nine months ended September 30, 2015.

•
Diluted earnings per common share for the three months ended September 30, 2016 were $0.29 compared to diluted earnings per common share of $0.50 for the three months ended September 30, 2015. Diluted earnings per common share for the nine months ended September 30, 2016 were $1.24 compared to diluted earnings per common share of $1.43 for the nine months ended September 30, 2015.

•
Net interest margin decreased by 11 basis points to 3.50% for the three months ended September 30, 2016 compared to 3.61% for the three months ended September 30, 2015. Net interest margin decreased by 11 basis points to 3.56% for the nine months ended September 30, 2016 compared to 3.67% for the nine months ended September 30, 2015.

•
Top line revenue, the sum of net interest income and non-interest income, increased 1.2% to $18.9 million for the three months ended September 30, 2016 compared to $18.7 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, top line revenue increased 8.7% to $60.6 million as compared to $55.8 million for the nine months ended September 30, 2015.

•
Annualized return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.56% and 6.38%, respectively, for the three month period ended September 30, 2016, compared to 1.02% and 11.93%, respectively, for the same time period in 2015. ROAA and ROAE were 0.79% and 9.14%, respectively, for the nine month period ended September 30, 2016 compared to 0.98% and 11.55%, respectively, for the same time period in 2015.

•
Our efficiency ratio was 63.63% for the three months end September 30, 2016, compared to 64.82% for the three months ended September 30, 2015. For the nine months ended September 30, 2016 our efficiency ratio was 62.47% compared to 64.18% for the same time period in 2015.

•
During the third quarter we recognized a $3.6 million historic tax credit related to a significant commercial lending relationship. In accordance with the applicable accounting guidance, we also recognized a corresponding $3.2 million impairment of the underlying tax credit investment, resulting in a net $430,000 benefit to third quarter 2016 net income. The Corporation expects its 2016 effective tax rate to return to levels commensurate with expected full year taxable income.

•
Our provision for loan and lease losses was $3.5 million for the three months ended September 30, 2016 compared to $287,000 for the same period in the prior year. Provision for loan and lease losses was $6.8 million for the nine months ended September 30, 2016 compared to $1.5 million for the comparable period in 2015.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.37% at September 30, 2016 compared to 1.14% at December 31, 2015.

•	Non-performing assets as a percentage of total assets was 1.54% at September 30, 2016 compared to 1.35% at December 31, 2015.

•	Non-accrual loans increased by $3.4 million, or 15.3%, to $25.7 million at September 30, 2016 from $22.3 million at December 31, 2015.

•
Net charge-offs of $1.6 million represented an annualized 0.44% of average loans and leases for the three months ended September 30, 2016 compared to an annualized 0.04% for the three months end September 30, 2015. Net charge-offs of $3.1 million represented an annualized 0.28% of average gross loans and leases for the nine months ended September 30, 2016 compared to $461,000 and an annualized 0.05% for the nine months ended September 30, 2015.

Results of Operations
Top Line Revenue
Top line revenue, consisting of net interest income and non-interest income, increased 1.2% and 8.7% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2016 compared to the same period in the prior year was primarily due to loan growth, partially offset by a moderate decrease in average loan yields and management’s decision to temporarily slow SBA loan production while investments are made to enhance the policies, processes, controls, training, talent and reporting structures of the SBA platform. The increase for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to loan growth, stable net interest margin exclusive of purchase accounting and greater than expected SBA loan production in the first and second quarters of 2016. The increase in net interest income was partially offset by the diminishing impact of purchase accounting accretion/amortization when compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in Thousands)
Net interest income	$15,295	$14,610	4.7%	$46,575	$43,728	6.5%
Non-interest income	3,640	4,102	(11.3)	14,057	12,076	16.4
Total top line revenue	$18,935	$18,712	1.2	$60,632	$55,804	8.7

Return on Average Assets and Return on Average Equity
ROAA for the three months ended September 30, 2016 decreased to 0.56% compared to 1.02% for the three months ended September 30, 2015. ROAA for the nine months ended September 30, 2016 was 0.79% compared to 0.98% for the nine months ended September 30, 2015. The decline in ROAA for the three months ended September 30, 2016 was primarily due to an increase in loan loss provision, the establishment of a recourse reserve and management’s decision to temporarily slow SBA production beginning in the third quarter, partially offset by positive operating leverage driven by loan growth and a nonrecurring decrease in compensation costs reflecting a reduction to the estimate of the 2016 annual incentive bonus plan. We define operating leverage as the percentage change in operating revenue less the percentage change in operating expenses. The decline in ROAA for the nine months ended September 30, 2016 was primarily due to an increase in loan loss provision, partially offset by loan growth and greater than expected SBA loan production earlier in the year. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended September 30, 2016 was 6.38% compared to 11.93% for the three months ended September 30, 2015. ROAE for the nine months ended September 30, 2016 was 9.14% compared to 11.55% for the nine months ended September 30, 2015. The reasons for the decline in ROAE for both time periods are consistent with the explanations provided for the ROAA results discussed above. We view ROAE to be an important measure of profitability and we continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and seeking to minimize our credit costs.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of losses or gains on foreclosed properties, amortization of other intangible assets and other discrete items unrelated to the Corporation’s primary business activities, if any, divided by total operating revenue, which is equal to net interest income plus non-interest income less realized gains or losses on securities, if any.
The efficiency ratio improved to 63.63%, compared to 64.82% for the three months ended September 30, 2015 and 62.47% for the nine months end September 30, 2016, compared to 64.18% for the nine months ended September 30, 2015. Management expects the efficiency ratio to trend towards the Corporation’s long-term operating goal of 58-62%, reflecting ongoing revenue growth and disciplined expense management.
We believe the efficiency ratio allows investors and analysts to better assess the Corporation’s operating expenses in relation to its operating revenue by removing the volatility that is associated with certain one-time or discrete items unrelated to its business. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Expense section below for discussion on the primary drivers of the year-over-year decrease in the efficiency ratio.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in Thousands)
Total non-interest expense	$15,753	$11,984	31.5%	$41,910	$35,690	17.4%
Less:
Net (gain) loss on foreclosed properties	—	(163)	NM	93	(178)	NM
Amortization of other intangible assets	16	18	(11.1)	48	55	(12.7)
Recourse reserve	375	—	NM	375	—	NM
Impairment of tax credit investments	3,314	—	NM	3,520	—	NM
Total operating expense	$12,048	$12,129	(0.7)	$37,874	$35,813	5.8
Net interest income	$15,295	$14,610	4.7	$46,575	$43,728	6.5
Total non-interest income	3,640	4,102	(11.3)	14,057	12,076	16.4
Less:
Gain on sale of securities	—	—	NM	7	—	NM
Total operating revenue	$18,935	$18,712	1.2	$60,625	$55,804	8.6
Efficiency ratio	63.63%	64.82%	(1.19)	62.47%	64.18%	(1.71)
NM = Not meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2016 Compared to 2015			2016 Compared to 2015
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(368)	$1,030	$662	$(736)	$3,566	$2,830
Commercial and industrial loans(1)	(173)	83	(90)	(320)	1,180	860
Direct financing leases	(8)	21	13	(29)	16	(13)
Consumer and other loans	108	—	108	111	45	156
Total loans and leases receivable	(441)	1,134	693	(974)	4,807	3,833
Mortgage-related securities	(22)	(13)	(35)	(66)	(109)	(175)
Other investment securities	(3)	14	11	(8)	39	31
FHLB and FRB Stock	7	(8)	(1)	10	(10)	—
Short-term investments	49	46	95	114	122	236
Total net change in income on interest-earning assets	(410)	1,173	763	(923)	4,848	3,925
Interest-bearing liabilities
Transaction accounts	2	27	29	(10)	78	68
Money market accounts	(132)	61	(71)	(249)	179	(70)
Certificates of deposit	35	(87)	(52)	90	(287)	(197)
Wholesale deposits	183	(4)	179	792	421	1,213
Total deposits	88	(3)	85	623	391	1,014
FHLB advances	18	(30)	(12)	31	(48)	(17)
Other borrowings	(1)	6	5	(52)	130	78
Junior subordinated notes	—	—	—	(7)	10	3
Total net change in expense on interest-bearing liabilities	105	(27)	78	595	483	1,078
Net change in net interest income	$(515)	$1,200	$685	$(1,518)	$4,365	$2,847

(1)	Includes loans held for sale.

The tables below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2016 and 2015. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$947,167	$10,656	4.50%	$856,488	$9,994	4.67%
Commercial and industrial loans(1)	459,871	6,651	5.79	454,184	6,741	5.94
Direct financing leases(1)	30,231	341	4.51	28,352	328	4.63
Consumer and other loans(1)	23,662	368	6.22	23,647	260	4.40
Total loans and leases receivable(1)	1,460,931	18,016	4.93	1,362,671	17,323	5.09
Mortgage-related securities(2)	149,414	567	1.52	152,763	602	1.57
Other investment securities(3)	34,042	131	1.54	30,431	120	1.58
FHLB and FRB stock	2,163	21	3.88	3,175	22	2.69
Short-term investments	103,549	163	0.63	67,716	68	0.41
Total interest-earning assets	1,750,099	18,898	4.32	1,616,756	18,135	4.49
Non-interest-earning assets	67,884			100,023
Total assets	$1,817,983			$1,716,779
Interest-bearing liabilities
Transaction accounts	$182,743	113	0.25	$138,489	84	0.24
Money market accounts	632,415	758	0.48	587,063	829	0.56
Certificates of deposit	63,581	152	0.96	102,477	204	0.80
Wholesale deposits	465,273	1,847	1.59	466,516	1,668	1.43
Total interest-bearing deposits	1,344,012	2,870	0.85	1,294,545	2,785	0.86
FHLB advances	4,991	18	1.44	17,503	30	0.67
Other borrowings	24,976	435	6.97	24,645	430	6.98
Junior subordinated notes	9,998	280	11.20	9,984	280	11.22
Total interest-bearing liabilities	1,383,977	3,603	1.04	1,346,677	3,525	1.05
Non-interest-bearing demand deposit accounts	263,627			213,712
Other non-interest-bearing liabilities	11,098			9,520
Total liabilities	1,658,702			1,569,909
Stockholders’ equity	159,281			146,870
Total liabilities and stockholders’ equity	$1,817,983			$1,716,779
Net interest income		$15,295			$14,610
Interest rate spread			3.28%			3.44%
Net interest-earning assets	$366,122			$270,079
Net interest margin			3.50%			3.61%
Average interest-earning assets to average interest-bearing liabilities	126.45%			120.06%
Return on average assets	0.56			1.02
Return on average equity	6.38			11.93
Average equity to average assets	8.76			8.55
Non-interest expense to average assets	3.47			2.79

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$934,615	$32,366	4.62%	$832,042	$29,535	4.73%
Commercial and industrial loans(1)	466,729	20,833	5.95	440,390	19,973	6.05
Direct financing leases(1)	30,683	1,039	4.51	30,229	1,053	4.64
Consumer and other loans(1)	25,581	923	4.81	24,213	767	4.22
Total loans and leases receivable(1)	1,457,608	55,161	5.04	1,326,874	51,328	5.16
Mortgage-related securities(2)	145,599	1,721	1.58	154,734	1,896	1.63
Other investment securities(3)	32,518	381	1.56	29,213	350	1.60
FHLB and FRB stock	2,482	61	3.28	2,902	60	2.74
Short-term investments	107,369	472	0.59	75,469	237	0.42
Total interest-earning assets	1,745,576	57,796	4.41	1,589,192	53,871	4.52
Non-interest-earning assets	75,969			96,032
Total assets	$1,821,545			$1,685,224
Interest-bearing liabilities
Transaction accounts	$164,278	273	0.22	$117,242	205	0.23
Money market accounts	650,864	2,453	0.50	605,906	2,523	0.56
Certificates of deposit	67,440	446	0.88	112,602	643	0.76
Wholesale deposits	478,038	5,789	1.61	439,744	4,576	1.39
Total interest-bearing deposits	1,360,620	8,961	0.88	1,275,494	7,947	0.83
FHLB advances	8,941	68	1.01	16,569	85	0.68
Other borrowings	26,982	1,357	6.71	24,425	1,279	7.08
Junior subordinated notes	10,101	835	11.02	9,981	832	11.12
Total interest-bearing liabilities	1,406,644	11,221	1.06	1,326,469	10,143	1.02
Non-interest-bearing demand deposit accounts	246,238			206,547
Other non-interest-bearing liabilities	11,126			8,646
Total liabilities	1,664,008			1,541,662
Stockholders’ equity	157,537			143,562
Total liabilities and stockholders’ equity	$1,821,545			$1,685,224
Net interest income		$46,575			$43,728
Interest rate spread			3.35%			3.50%
Net interest-earning assets	$338,932			$262,723
Net interest margin			3.56%			3.67%
Average interest-earning assets to average interest-bearing liabilities	124.10%			119.81%
Return on average assets	0.79			0.98
Return on average equity	9.14			11.55
Average equity to average assets	8.65			8.52
Non-interest expense to average assets	3.07			2.82

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

Comparison of Net Interest Income for the Three Months Ended September 30, 2016 and 2015
Net interest income increased $685,000, or 4.7%, during the three months ended September 30, 2016 compared to the same period in 2015. The increase in net interest income was primarily attributable to a favorable volume variance on interest-earning assets as average loans and leases increased $98.3 million, or 7.2%, and a positive rate variance on money market accounts, the combination of which more than offset the moderate decline in average loan and lease yields. This overall favorable net interest income variance was partially offset by an increase in the average rate paid on wholesale deposits, which principally consist of brokered certificates of deposit and deposits gathered through internet deposit listing services. The percentage increase in net interest income is less than the percentage increase in average interest earning assets primarily due to the diminishing year over year impact of purchase accounting accretion/amortization. Excluding purchase accounting accretion/amortization, net interest income increased $931,000, or 6.5%, compared to a 8.2% year over year increase in average interest-earning assets.
The yield on average earning assets for the three months ended September 30, 2016 decreased 17 basis points to 4.32%, compared to 4.49% for the three months ended September 30, 2015. This decrease is primarily due to the diminishing impact of accretion related to purchase accounting adjustments, the extended low rate environment and corresponding competitive loan pricing pressure on both new and existing business, $14.6 million, or 163.3%, year over year increase in average non-accrual loans and $34.6 million, or 66.4%, year over year increase in average cash held at the Federal Reserve. Excluding purchase accounting accretion, prepayment fees collected in lieu of interest, non-accrual loans and cash balances held at the Federal Reserve, the yield on average earning assets decreased five basis points year over year to 4.51% from 4.56%.
The overall weighted average rate paid on interest-bearing liabilities was 1.04% for the three months ended September 30, 2016, a decrease of one basis point from 1.05% for the three months ended September 30, 2015. The decrease in the overall rate paid on the interest-bearing liabilities was primarily attributable to an overall favorable variance on in-market deposit accounts, as average money market accounts increased $45.4 million and the average rate paid decreased eight basis points from 0.56% to 0.48%. This favorable variance was partially offset by an increase in the average rate paid on wholesale deposits, which principally consist of brokered certificates of deposit and deposits gathered through internet deposit listing services.
The weighted average rate paid on our interest-bearing deposits was 0.85% for the three months ended September 30, 2016, a decrease of one basis point from 0.86% for the three months ended September 30, 2015. The decrease in the weighted average rate paid on our interest-bearing deposits was primarily driven by the replacement of maturing in-market certificates of deposit with in-market non-maturity deposit balances, partially offset by an increase in the weighted average rate paid on wholesale deposits. The weighted average remaining maturity of our wholesale deposit portfolio remains consistent when compared to the same period in 2015, however, market rates have increased moderately throughout 2016 since the Federal Reserve raised rates in December 2015.
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate to deliver a stable net interest margin within our target range. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas-based markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 9.7% to $1.142 billion for the three months ended September 30, 2016 from $1.042 billion for the three months ended September 30, 2015.
Net interest margin decreased 11 basis points to 3.50% for the three months ended September 30, 2016 compared to 3.61% for the three months ended September 30, 2015. Net accretion/amortization on the Alterra purchase accounting adjustments was $139,000 for the three months end September 30, 2016 and $385,000 for the same period in 2015. Management acknowledges the net accretion/amortization of purchase accounting adjustments may be a source of volatility in future quarters but generally with a declining effect on net interest margin. Excluding purchase accounting accretion/amortization, net interest margin decreased six basis points to 3.46% from 3.52% for the three months ended September 30, 2016 and 2015, respectively. Loan and lease growth at below portfolio average yields, combined with an increase in average non-accrual loans and a temporary increase in excess cash held at the Federal Reserve for the three months ended September 30, 2016, compared to the same period in 2015, drove a 14 basis point decrease in net interest margin. The Corporation’s success in attracting in-market deposit balances as of September 30, 2016 and management’s decision to reduce various in-market rates across the franchise, positively affected our net interest margin by approximately six basis points. Other factors, primarily the increase in yield on our short-term investment portfolio driven by the Federal Reserve rate increase in December 2015, positively influenced the net interest margin by two basis points in the aggregate.

In order to counter the aforementioned asset yield pressure the Corporation continues to take actions, including pursuing non-interest bearing deposit accounts and adjusting deposit rates to manage to our net interest margin goal of 3.50% or better.
Comparison of Net Interest Income for the Nine Months Ended September 30, 2016 and 2015
Net interest income increased $2.8 million or 6.5%, during the nine months ended September 30, 2016 compared to the same period in 2015. The increase in net interest income was primarily attributable to a favorable volume variance on the loan and the lease portfolio as average loans and leases increased $130.7 million, or 9.9%. This favorable variance was partially offset by an unfavorable rate and volume variance on wholesale deposits. The percentage increase in net interest income is less than the percentage increase in average interest earning assets primarily due to the diminishing year over year impact of purchase accounting accretion/amortization. Excluding purchase accounting accretion/amortization, net interest income increased $4.4 million, or 10.5%, compared to a 9.8% year over year increase in average interest-earning assets.
The overall weighted average rate paid on interest-bearing liabilities was 1.06% for the nine months ended September 30, 2016, an increase of four basis points from 1.02% for the nine months ended September 30, 2015. The increase in the overall rate on the interest-bearing liabilities was primarily caused by an increase in the average balance and rate paid on our wholesale deposits, which tend to be longer in duration than in-market deposits. We will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. This increase was partially offset by an increase in in-market deposits led by strong money market growth at lower rates than the overall weighted average rate paid on interest-bearing liabilities.
The weighted average rate paid on our interest-bearing deposits was 0.88% for the nine months ended September 30, 2016, an increase of five basis points from 0.83% for the nine months ended September 30, 2015. The reasons for this increase are consistent with the explanation provided for the increase in the weighted average rate paid on our interest-bearing liabilities discussed in the previous paragraph. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 8.3% to $1.129 billion for the nine months ended September 30, 2016 from $1.042 billion for the nine months ended September 30, 2015, positively impacting the interest-bearing deposit mix and partially offsetting the increase in the average balance and weighted average rate paid on wholesale deposits.
Net interest margin decreased 11 basis points to 3.56% for the nine months ended September 30, 2016 compared to 3.67% for the nine months ended September 30, 2015. Net accretion/amortization on the Alterra purchase accounting adjustments was $647,000 for the nine months ended September 30, 2016 and $2.2 million for the same period in 2015. Management acknowledges the net accretion/amortization of purchase accounting adjustments may be a source of volatility in the future but generally with a declining effect on net interest margin. Excluding purchase accounting accretion/amortization, net interest margin increased two basis points to 3.51% from 3.49%. Average loan and lease growth in excess of the increase in average cash held at the Federal Reserve, combined with loan fees collected in lieu of interest for the nine months ended September 30, 2016 drove a two basis point increase in net interest margin.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. During the fourth quarter of 2015, the methodology used to determine the amount of loan and lease loss provision was refined by increasing the look-back period from three years to eight years, estimating the loss emergence period using a more granular approach and further emphasizing the application of quantitative factors to support the inherent risk of the loan and lease portfolio and less emphasis on subjective analysis. The impact of these refinements was not significant. Refer to Allowance for Loan and Lease Losses for further information regarding our refined allowance for loan and lease loss methodology.
We recorded provision expense of $3.5 million and $287,000 for the three months ended September 30, 2016 and 2015, respectively. Our provision expense was $6.8 million for the nine months ended September 30, 2016 compared to $1.5 million for the comparable period of 2015. Provision for Alterra for the three months ended September 30, 2016 primarily reflected $3.0 million in specific reserves and net charge-offs related to three loan relationships. Provision for Alterra for the nine months ended September 30, 2016 primarily reflected $5.2 million in specific reserves and net charge-offs related to the two loan relationships previously disclosed in the second quarter of 2016 and the three loan relationships mentioned above. Management is taking action to enhance policies, processes, controls, training, talent and reporting structures to help ensure our credit culture and discipline are instilled throughout the Corporation. The above increases were tempered by improvements in underlying credit metrics in the remaining loan and lease portfolio as asset quality at FBB and FBB-Milwaukee remains strong.

The addition of specific reserves on impaired loans represents new specific reserves established on impaired loans for which, although collateral shortfalls are present, we believe we will be able to recover our principal. The release of specific reserves represents the reduction of previously established reserves that are no longer required. A decrease in allowance for loan and lease losses due to subjective factor changes reflects management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries and other qualitative factors that could affect credit losses. As overall asset quality metrics improve and the level and trend of the factors improve for a sustainable period of time, the level of general reserve due to these factors may be reduced causing an overall reduction in the level of the required reserve deemed to be appropriate by management. Conversely, increases in the level and trend of these factors may warrant an increase to our overall allowance for loan and lease losses. Charge-offs in excess of previously established specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of specific reserves can occur in situations where: (i) a loan has previously been partially written down to its estimated fair value and continues to decline, (ii) rapid deterioration of a credit requires an immediate partial or full charge-off, or (iii) the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as, movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-Interest Income
Comparison of Non-Interest Income for the Three Months Ended September 30, 2016 and 2015
Non-interest income decreased $462,000, or 11.3%, to $3.6 million for the three months ended September 30, 2016, from $4.1 million for the three months ended September 30, 2015. The decrease primarily reflects lower gains from SBA loan sales resulting from the Corporation’s decision to temporarily slow production beginning in the third quarter of 2016, partially offset by record trust and investment services fee income.
Gains on sale of SBA loans for the three months ended September 30, 2016 totaled $347,000, a decrease of $580,000, or 62.6%, from the same period in 2015. In order to meet market demand and drive high-quality growth in 2017 and beyond, we are working to ensure future growth is achieved in a sustainable manner. Consequently, management has temporarily slowed the SBA production while investments to enhance the infrastructure, processes, capacity and scalability of the SBA platform are completed.
Trust and investment services fee income increased by $113,000, or 9.0%, to a record $1.4 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015. This increase was primarily driven by growth in assets under management and administration. At September 30, 2016, we had a record $935.6 million of trust assets under management compared to $817.9 million at December 31, 2015 and $791.2 million at September 30, 2015. Assets under administration were a record $231.8 million at September 30, 2016 compared to $203.2 million at December 31, 2015 and $187.5 million at September 30, 2015.
Comparison of Non-Interest Income for the Nine Months Ended September 30, 2016 and 2015
Non-interest income increased $2.0 million, or 16.4%, to $14.1 million for the nine months ended September 30, 2016, from $12.1 million for the nine months ended September 30, 2015. The increase was primarily due to greater than expected SBA loan production in the first and second quarters of 2016 and increased fees earned for trust and investment services.
Gains on sale of SBA loans for the nine months ended September 30, 2016 totaled $3.9 million, an increase of $1.6 million, or 69.5%, from the same period in 2015 driven by stronger than expected gains in the first and second quarters of 2016 and offset by the decrease in SBA loan originations in the third quarter. In addition, loan fees related to the origination and servicing of SBA loans increased $244,000, or 48.2%.
Trust and investment services fee income increased by $244,000, or 6.5%, to a record $4.0 million for the nine months ended September 30, 2016 from $3.7 million for the nine months ended September 30, 2015. This increase was primarily driven by higher levels of assets under management and administration.

Non-Interest Expense
Comparison of Non-Interest Expense for the Three Months Ended September 30, 2016 and 2015
Non-interest expense increased by $3.8 million, or 31.5%, to $15.8 million for the three months ended September 30, 2016 from $12.0 million for the comparable period of 2015. The increase in non-interest expense was primarily due to the impairment of tax credit investments and an increase in compensation expense, partially offset by a decrease in professional fees and marketing costs.
During the third quarter of 2016, in accordance with the applicable accounting guidance, the Corporation recognized $3.2 million in nonrecurring tax credit investment impairment expense, which corresponded with the $3.6 million in historic tax credits recognized during the quarter, providing a net benefit to after-tax earnings of $430,000. Excluding the impairment impact of tax credit investments, third quarter 2016 non-interest expense totaled $12.4 million, compared to $12.0 million in the prior year quarter.
Compensation expense increased by $317,000, or 4.3%, to $7.6 million for the three months ended September 30, 2016 from $7.3 million for the three months ended September 30, 2015. The overall increase reflected growth related to annual merit increases and employee benefit costs on a larger base of employees than in the comparative period of the prior year. Full time equivalent employees as of September 30, 2016 were 263, up 11.4% from 236 at September 30, 2015. We expect to continue to opportunistically invest in talent to support our strategic growth efforts, both in the form of additional business development and operational staff. The growth-related increase was partially offset by an $811,000 nonrecurring reduction of the accrual for the 2016 annual incentive bonus plan. This reduction in annual incentive compensation was partially offset by severance expense related to Alterra’s president’s termination in accordance with the previously disclosed employment agreement.
Professional fees expense decreased by $203,000, or 16.0%, to $1.1 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015. The decrease was consistent with management’s expectations as technology platforms introduced in 2015 are now largely in place. Management will evaluate additional technology platforms and expand the capabilities of existing platforms going forward as we continue to strategically focus on scaling the Corporation to efficiently execute our growth strategy.
Marketing costs decreased $165,000, or 23.8%, to $528,000 for the three months ended September 30, 2016 from $693,000 for the three months ended September 30, 2015. The favorable variance is primarily due to the timing of certain advertising initiatives.
At the end of the third quarter of 2016, the Corporation took measures to reduce annual operating costs, including the announcement of the closure of four offices, which reduced compensation expense, and the moderation of certain marketing and professional expenses. These measures are designed to better match expenses to the rate of near-term revenue growth we anticipate from our SBA loan production and slower national and regional growth trends in commercial and industrial lending, with the objective of moving the efficiency ratio back toward the Company’s long-term operating goal of 58-62%.
Prudent expense management is a critical component of our strategy and our culture, from our limited branch network and unique funding model to strategic investments in talent and technology. We are diligently managing our operating costs to align with revenue expectations while continuing to make investments that enhance our business and our ability to serve current and prospective clients.
Comparison of Non-Interest Expense for the Nine Months Ended September 30, 2016 and 2015
Non-interest expense increased by $6.2 million, or 17.4%, to $41.9 million for the nine months ended September 30, 2016 from $35.7 million for the comparable period of 2015. The reasons for the increase in non-interest expense for the nine months ended September 30, 2016 are consistent with the explanations provided for the comparison of non-interest expense for the three months ended September 30, 2016 and 2015 discussed above.
Excluding the impairment impact of tax credit investments, non-interest expense for the nine months ended September 30, 2016 increased $2.7 million, or 7.6%, to $38.4 million, compared to $35.7 million for the comparable period of 2015.
Compensation expense increased by $2.9 million, or 13.2%, to $24.5 million for the nine months ended September 30, 2016 from $21.6 million for the nine months ended September 30, 2015. The reasons for the increase in compensation expense are consistent with the explanations provided for the third quarter results discussed above.

Professional fees expense decreased by $884,000, or 23.4%, to $2.9 million for the nine months ended September 30, 2016 from $3.8 million for the nine months ended September 30, 2015. Marketing costs decreased $326,000, or 16.0%, to $1.7 million for the nine months ended September 30, 2016 from $2.0 million for the nine months ended September 30, 2015. The reasons for the decrease in professional fees and marketing costs are consistent with the explanations provided for the third quarter results discussed above.
Income Taxes
Management routinely evaluates tax strategies to lower its tax liability over time. During the third quarter of 2016, the Corporation recognized $3.6 million in historic tax credits. Income tax expense was $1.1 million for the nine months ended September 30, 2016, with an effective tax rate of 9.2%, compared to income tax expense of $6.2 million for the nine months ended September 30, 2015, with an effective tax rate of 33.2%. We expect the 2016 effective tax rate to return to levels commensurate with expected full year taxable income.
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

Financial Condition
General
Total assets decreased by $9.6 million, or 0.5%, to $1.772 billion as of September 30, 2016 compared to $1.782 billion at December 31, 2015. The decrease in total assets was primarily driven by a decrease in excess cash held at the Federal Reserve, partially offset by growth in our investment and loan and lease portfolios.
Short-Term Investments
Short-term investments decreased by $46.9 million, or 47.4%, to $52.1 million at September 30, 2016 from $98.9 million at December 31, 2015. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. The decrease in short-term investments primarily reflects a reduction in cash held at the FRB driven by a decrease in wholesale deposits, investments in our commercial paper and our security portfolios and loan and lease growth. As of September 30, 2016, our total investment in commercial paper, which is also considered a short-term investment, was $15.6 million as compared to $9.1 million at December 31, 2015, offsetting the decrease in FRB cash. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $11.8 million to $189.6 million at September 30, 2016 compared to $177.8 million at December 31, 2015. During the nine months ended September 30, 2016, we recognized unrealized gains of $1.3 million before income taxes through other comprehensive income. As of September 30, 2016 and December 31, 2015, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 2.79 and 2.94 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2016.

We sold approximately $2.2 million of securities issued by government-sponsored enterprises during the nine months ended September 30, 2016. We recognized gains of approximately $7,000 on the sale of these securities.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $23.6 million, or 1.7%, to $1.438 billion at September 30, 2016 from $1.415 billion at December 31, 2015. As of September 30, 2016, non owner-occupied commercial real estate (“CRE”) loans were the largest contributor to loan growth increasing $46.6 million, or 10.7%, to $483.5 million from $436.9 million at December 31, 2015, while total CRE loans increased $38.7 million, or 4.3%. While we continue to have a concentration in CRE, as CRE loans represent approximately 65% of our total loans as of September 30, 2016, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. As of September 30, 2016, approximately 18% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio decreased $7.3 million, or 1.5%, to $464.9 million at September 30, 2016 from $472.2 million at December 31, 2015. Specifically, C&I related asset-based loans decreased $13.7 million, or 8.6%, to $145.0 million at September 30, 2016, compared to $158.7 million at December 31, 2015 as several loans were paid off during the nine months ended September 30, 2016. The countercyclical nature of the asset-based lending business may result in increased payoffs and fees collected in lieu of interest in periods of economic stability, with increased loan fundings and interest income during weaker economic markets. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.
While we continue to experience significant competition as banks operating in our primary geographic areas attempt to deploy liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Although the pace of loan growth has slowed in recent quarters, even exclusive of the slowing of SBA loan production, we continue to expect our new loan and lease activity to be adequate to replace normal amortization and to continue to grow in future quarters. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K. Additional risks specifically related to our SBA loans are set forth in the Risk Factors section of this Form 10-Q.
Non-performing loans increased $3.4 million, or 15.3%, to $25.7 million, compared to $22.3 million at December 31, 2015. The Corporation’s non-performing loans as a percentage of total gross loans and leases measured 1.76% and 1.56% at September 30, 2016 and December 31, 2015, respectively. Likewise, the ratio of non-performing assets to total assets increased to 1.54% at September 30, 2016, compared to 1.35% at December 31, 2015. Please refer to Asset Quality for additional information.
Goodwill
As of September 30, 2016, the Corporation had goodwill of $10.7 million recorded in connection with our acquisition of Alterra. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. Our most recent annual impairment test conducted as of July 1, 2016, utilizing a qualitative assessment, indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances specific to Alterra or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 2017. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Deposits
As of September 30, 2016, deposits decreased by $11.0 million to $1.566 billion from $1.577 billion at December 31, 2015. The decrease in deposits was primarily due to a reduction in the level of in-market certificate of deposits and wholesale deposits, which decreased by $56.0 million, or 9.9%, to $511.4 million at September 30, 2016 from $567.5 million at December 31, 2015. The decrease in time deposits was partially offset by an increase in the level of in-market non-maturity deposits, specifically non-interest-bearing and interest-bearing transaction accounts, which increased by $53.8 million, or 13.5%, to $450.9 million at September 30, 2016 from $397.1 million at December 31, 2015. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. Our Banks’ in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average deposits, approximately $1.129 billion, or 70.3%, were considered in-market deposits for the nine months ended September 30, 2016. This compares to in-market deposits of $1.042 billion, or 70.3%, for the same period in 2015.
The Corporation’s targeted operating range of wholesale deposits to total deposits is 30%-40%. As of September 30, 2016, the ratio of end of period wholesale deposits to end of period total deposits was 28.7%. Consistent with our unique funding strategy, we will continue to use wholesale deposits in specific maturity periods needed to match-fund fixed rate loans, typically three to five years but extending longer depending on client needs, to effectively mitigate interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of wholesale deposits. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of wholesale deposits.
FHLB Advances and Other Borrowings
As of September 30, 2016, FHLB advances and other borrowings decreased by $4.8 million, or 13.8%, to $29.9 million from $34.7 million at December 31, 2015.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$4,538	$2,907
Commercial real estate - non-owner occupied	1,907	1,678
Land development	3,662	4,393
Construction	2,953	397
Multi-family	—	2
1-4 family	2,119	2,550
Total non-accrual commercial real estate	15,179	11,927
Commercial and industrial	9,969	9,136
Direct financing leases, net	—	38
Consumer and other:
Home equity and second mortgages	173	542
Other	391	655
Total non-accrual consumer and other loans	564	1,197
Total non-accrual loans and leases	25,712	22,298
Foreclosed properties, net	1,527	1,677
Total non-performing assets	27,239	23,975
Performing troubled debt restructurings	732	1,735
Total impaired assets	$27,971	$25,710

Total non-accrual loans and leases to gross loans and leases	1.76%	1.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.86	1.67
Total non-performing assets to total assets	1.54	1.35
Allowance for loan and lease losses to gross loans and leases	1.37	1.14
Allowance for loan and lease losses to non-accrual loans and leases	78.05	73.17
As of September 30, 2016 and December 31, 2015, $13.2 million and $16.2 million of the non-accrual loans were considered troubled debt restructurings, respectively.

A summary of our non-accrual loan and lease activity from December 31, 2015 through September 30, 2016 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$22,298
Loans and leases transferred to non-accrual status	12,933
Accretion of the fair value discount on purchased credit impaired loans	100
Non-accrual loans and leases returned to accrual status	(454)
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	(3,250)
Cash received and applied to principal of non-accrual loans and leases	(5,915)
Non-accrual loans and leases as of the end of the period	$25,712
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. As of September 30, 2016, non-performing assets as a percentage of total assets increased to 1.54% from 1.35% at December 31, 2015. In the second and third quarters of 2016, deterioration in particular credits originated at Alterra had an impact on the Corporation’s loan loss provision and non-performing asset levels at September 30, 2016. Subsequently, management enhanced policies, processes, controls, training, talent and reporting structures to ensure future lending meets the high standards long established within the First Business franchise.
As of September 30, 2016, the Corporation’s direct exposure to the energy sector was $6.7 million, or 0.46% of total gross loans and leases, with no remaining unfunded commitments. This reflects a decrease of $3.3 million, or 32.9%, compared to $10.0 million at December 31, 2015 entirely due to payments received. The associated reserve for loan and lease losses related to this portfolio was increased to 23.31% of carrying value as of September 30, 2016 compared to 8.13% as of December 31, 2015. Of this population of energy sector loans and leases, $5.7 million was considered non-performing as of September 30, 2016 compared to $7.8 million as of December 31, 2015. Management believes the portfolio is adequately collateralized, net of specific reserves, as of September 30, 2016.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of September 30, 2016, we believe the payment performance did not point to any new areas of concern, as approximately 99.1% of the loan and lease portfolio was in a current payment status. This metric can change rapidly, however, if factors unknown to us change. We also monitor our asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2016	2015	2015
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$15,829	$15,657	$15,175
Impaired loans and leases with impairment reserves required	10,615	1,903	8,858
Total impaired loans and leases	26,444	17,560	24,033
Less:
Impairment reserve (included in allowance for loan and lease losses)	4,636	560	1,113
Net impaired loans and leases	$21,808	$17,000	$22,920
Average impaired loans and leases	$21,103	$12,947	$11,443
Foregone interest income attributable to impaired loans and leases	$1,059	$453	$750
Less: Interest income recognized on impaired loans and leases	373	12	87
Net foregone interest income on impaired loans and leases	$686	$441	$663
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2015	$1,677
Loans transferred to foreclosed properties	—
Proceeds from sale of foreclosed properties	(57)
Net loss on sale of foreclosed properties	(70)
Increase in impairment valuation	(23)
Foreclosed properties as of June 30, 2016	$1,527
Allowance for loan and lease losses
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.37% as of September 30, 2016 and 1.14% as of December 31, 2015. During the three months ended September 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $1.6 million, or 0.44% of average loans and leases annualized, comprised of $1.7 million of charge-offs and $32,000 of recoveries. During the three months ended September 30, 2015, we recorded net charge-offs on impaired loans and leases of approximately $127,000, comprised of $138,000 of charge-offs and $11,000 of recoveries. During the nine months ended September 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $3.1 million, or 0.28% of average loans and leases annualized, comprised of $3.3 million of charge-offs and $177,000 of recoveries. During the nine months ended September 30, 2015, we recorded net charge-offs on impaired loans and leases of approximately $461,000, or 0.05% of average loan and leases annualized, comprised of $138,000 of charge-offs and $11,000 of recoveries.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $20.1 million, or 1.37% of total loans and leases, was appropriate as of September 30, 2016. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of September 30, 2016 and December 31, 2015, our allowance for loan and lease losses to total non-accrual loans and leases was 78.05% and 73.17%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2016.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Allowance at beginning of period	$18,154	$15,199	$16,316	$14,329
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—	(41)	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	(250)	—	(948)	—
Multi-family	—	—	—	—
1-4 family	(9)	(3)	(205)	(94)
Commercial and industrial	(1,396)	(135)	(2,048)	(448)
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	—	—	—	—
Other	(1)	—	(8)	(4)
Total charge-offs	(1,656)	(138)	(3,250)	(546)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	1	—	74	—
Construction and land development	28	8	28	69
Multi-family	—	—	—	—
1-4 family	2	2	68	6
Commercial and industrial	—	—	2	6
Direct financing leases	—	—	—	—
Consumer and other
Home equity and second mortgages	1	1	3	3
Other	—	—	2	1
Total recoveries	32	11	177	85
Net charge-offs	(1,624)	(127)	(3,073)	(461)
Provision for loan and lease losses	3,537	287	6,824	1,491
Allowance at end of period	$20,067	$15,359	$20,067	$15,359
Annualized net charge-offs as a % of average gross loans and leases	(0.44)%	(0.04)%	(0.28)%	(0.05)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2016 were the interest payments due on subordinated and junior subordinated notes. In July 2016, FBB declared a dividend in the amount of $6.0 million bringing year-to-date dividend declarations to $10.5 million through September 30, 2016. During the year ended December 31, 2015, FBB declared and paid dividends totaling $7.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of September 30, 2016 and December 31, 2015, our immediate on-balance-sheet liquidity was $290.3 million and $331.5 million, respectively. At September 30, 2016 and December 31, 2015, the Banks had $31.0 million and $84.9 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
We had $449.2 million of outstanding wholesale deposits at September 30, 2016, compared to $487.5 million of wholesale deposits as of December 31, 2015, which represented 28.7% and 30.9%, respectively, of the ending balance of total deposits. While we are committed to our continued efforts to raise in-market deposits and maintain our overall mix of wholesale deposits and in-market deposits, wholesale deposits continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits allows us the flexibility to refrain from pursuing single-service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale deposits in an orderly manner, we will use FHLB short-term advances to meet our temporary funding needs. The FHLB short-term advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale deposits in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale deposits are certificates of deposit which generally do not allow for withdrawal at the option of the depositor before the stated maturity with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits. The Banks limit the percentage of wholesale deposits to total deposits in accordance with liquidity policies approved by their respective Boards of Directors. The Corporation’s targeted operating range of wholesale deposits to total deposits is 30%-40%. The Banks were in compliance with their respective policy limits as of September 30, 2016 and December 31, 2015.
The Banks were able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the nine month period ended September 30, 2016. In the event there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2016, the available liquidity was in excess of the stated policy minimum. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the nine months ended September 30, 2016, operating activities resulted in a net cash inflow of $16.8 million. Operating cash flows included net income of $10.8 million and $4.5 million of cash inflow from the sale of SBA and residential mortgage loans, net of loans originated for sale. Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $42.5 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash used in financing activities for the nine months ended September 30, 2016 was $19.1 million primarily from net decreases in deposits, cash dividends paid to shareholders and repayment of maturing FHLB advances. Please refer to the Consolidated Statements of Cash Flows for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of September 30, 2016, there were no significant changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
We use two techniques to measure interest rate risk. The first is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates. The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and the ability to utilize such instruments should they be appropriate to manage interest rate exposure.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2016 has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
From time to time, the Corporation and its subsidiaries are engaged in legal proceedings in the ordinary course of their respective businesses. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Corporation’s business previously disclosed in Part I, Item 1A of the 2015 Form 10-K for the year ended December 31, 2015, under the heading “Risk Factors.”

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
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures have identified or will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our markets, specifically, deteriorates, or if the financial condition of our borrowers otherwise declines, then our borrowers may experience difficulties in repaying their loans and leases, and the level of non-performing loans and leases, charge-offs and delinquencies could rise and require increases in the provision for loan and lease losses, which may adversely affect our business, results of operations and financial condition.
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

At September 30, 2016, our allowance for loan and lease losses as a percentage of total loans and leases was 1.37% and as a percentage of total non-performing loans and leases was 78.05%. Although management believes the allowance for loan and lease losses is appropriate as of such date, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases or to properties acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At September 30, 2016 we had $942.9 million of commercial real estate loans, which represented 64.6% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations and financial condition.
Because of the risks associated with commercial real estate loans, we closely monitor the concentration of such loans in our portfolio. If we or our regulators determine that this concentration is approaching or exceeds appropriate limits, we may need to reduce or cease the origination of additional commercial real estate loans, which could adversely affect our growth plans and profitability. In addition, we may be required to sell existing loans in our portfolio, but there can be no assurances that we would be able to do so at prices that are acceptable to us.
Real estate construction and land development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction and land development loans, a subset of commercial real estate loans, comprised approximately 11.7% of our gross loan and lease portfolio as of September 30, 2016. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At September 30, 2016, approximately $464.9 million, or 31.9%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations and financial condition.
In addition, a significant portion of the commercial loans in our portfolio consist of loans issued pursuant to our SBA program, which exposes us to additional risks. In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have lesser credit characteristics than the rest of our portfolio, and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. Because we generally sell the guaranteed portion of SBA loans that we originate, and retain the unguaranteed portion of such loans, we retain credit risk on the entire portion of the SBA loans on our balance sheet, as well as the guaranteed portion that we have sold in the event the SBA determines not to honor its guarantee as a result of loan documentation issues, or otherwise.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At September 30, 2016, our non-performing loans totaled $25.7 million, or 1.76% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $27.2 million, or 1.86% of total assets. The aggregate amount of our non-performing loans and non-performing assets have increased from $22.3 million and $24.0 million, respectively, as of December 31, 2015, due to the deterioration of several loans originated at our Alterra subsidiary. There can be no assurances that we will not experience further deterioration in our loan portfolio.
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
SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.
As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.
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
In the event of a loss resulting from default and the SBA determines there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation, any of which could adversely affect our business, results of operations and financial condition. To help ensure that our SBA loans meet applicable requirements, we are, in connection with our integration of Alterra, making investments to enhance the infrastructure, processes, capacity and scalability of the SBA platform.
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
We recently announced the closing of four offices in an effort to reduce annual operating costs. Although we do not have any current definitive plans to do so, expanding into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we do so, we may experience higher operating expenses relative to operating income from the new operations, or certain one-time expenses associated with the closure of offices, all of which may have an adverse affect on our business, results of operations and financial condition. Other effects of engaging in such strategies may include potential diversion of our management’s time and attention and general disruption to our business.
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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and compensation practices, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our business, results of operations and financial condition.
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
As of September 30, 2016, the fair value of our securities portfolio was approximately $190.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations and financial condition.
As of September 30, 2016, the Corporation had goodwill of $10.7 million recorded in connection with our acquisition of Alterra. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. Our most recent annual impairment test conducted as of July 1, 2016, utilizing a qualitative assessment, indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances specific to Alterra or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 2017. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
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
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Corporation and the Banks for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Form of Restricted Stock Agreement

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 28, 2016	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 28, 2016	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

10.1	Form of Restricted Stock Agreement

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Unaudited Consolidated Financial Statements