Form 10-K
period 2016-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2017-03-10
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $204.3 million.

As of March 2, 2017, 8,718,406 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2017 are incorporated by reference into Part III hereof.

1

2

PART I.

Item 1. Business

BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its three wholly-owned bank subsidiaries, First Business Bank (“FBB”), headquartered in Madison, Wisconsin, First Business Bank-Milwaukee (“FBB-Milwaukee”), headquartered in Brookfield, Wisconsin, and Alterra Bank (“Alterra”), headquartered in Leawood, Kansas (together with FBB and FBB-Milwaukee, collectively referred to as the “Banks”). All of our operations are conducted through the Banks and certain subsidiaries of FBB. The Banks operate as business banks delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. Our business banking focus does not rely on an extensive branch network to attract retail clients; therefore, to supplement the business banking deposit base, the Banks utilize a wholesale funding strategy to fund a portion of their assets. We conduct our business operations through one operating segment.
In early 2017, we announced our intention to consolidate the Corporation’s three bank charters into a single charter. The Corporation’s existing management structure will remain unchanged, with the current roles and decision making authority retained by our local banking leaders in Madison, Milwaukee and Kansas City, as well as the heads of our trust and investment management and specialty finance businesses.
The Corporation’s charter consolidation plans have been approved by the boards of directors of FBFS and its bank subsidiaries, as well as by the applicable federal and state banking regulators. The plans are expected to take effect during the second quarter of 2017.
As of December 31, 2016, on a consolidated basis, we had total assets of $1.781 billion, total gross loans and leases of $1.452 billion, total deposits of $1.539 billion and total stockholders’ equity of $161.7 million.

Our Business Lines

Commercial Lending

We strive to meet the specific commercial lending needs of small- to medium-sized companies in our target markets of Wisconsin, Kansas and Missouri, primarily through lines of credit and term loans to businesses with annual sales of up to $75.0 million. Through FBB, we have a significant presence in Madison and its surrounding areas. In 2000, we opened FBB-Milwaukee to take advantage of the strong commercial base located in Milwaukee and the surrounding communities. In 2006, FBB opened a loan production office in Appleton to take advantage of the commercial environment in Northeast Wisconsin. Subsequently, FBB opened additional loan production offices in Oshkosh and Manitowoc. In 2014, FBB-Milwaukee opened a loan production office in Kenosha, further expanding within the southeastern area of Wisconsin. Also in 2014, we acquired Aslin Group, Inc. and its bank subsidiary, Alterra, to add an established business-focused team serving similar sized businesses in the Kansas City metropolitan area.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables and equipment. We also originate loans secured by commercial real estate, including owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2016, our commercial real estate and commercial loans, excluding asset-based lending and equipment financing, represented approximately 85% of our total gross loans and leases receivable.
Asset-Based Financing
First Business Capital Corp. (“FBCC”), a wholly-owned subsidiary of FBB, provides asset-based lending to small- to medium-sized companies. With its sales offices located in several states, FBCC serves clients nationwide.
FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions (e.g., leveraged or management buyouts), capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, FBCC is positioned to provide cost-effective financing solutions to companies who do not have the established stable cash flows necessary to qualify for traditional commercial lending products. These financings generally range between $1.0 million and $10.0 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2016, our asset-based lending business line represented 9% of our total gross loans and leases receivable.
First Business Factors (“FBF”), a division of FBCC, provides funding to clients by purchasing accounts receivable on a full recourse basis. FBF provides competitive rates to clients starting up, seeking growth and needing cash flow support, or who are experiencing financial issues. Similar to asset-based lending, factoring typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. FBF is headquartered in Chicago, Illinois and, with its sales offices located in several states, is able to serve clients nationwide. As of December 31, 2016, our factored receivable financing business line represented approximately 1% of our total gross loans and leases receivable.
Equipment Financing
First Business Equipment Finance, LLC (“FBEF”), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including loans and leases, to address the financing needs of commercial clients in a variety of industries. FBEF’s focus includes manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. These financings generally range between $250,000 and $5.0 million with terms of 36 to 84 months. As of December 31, 2016, our equipment financing business line represented approximately 3% of our total gross loans and leases receivable.
Small Business Administration (“SBA”) Lending
The SBA guarantees loans originated by lenders to small business borrowers who meet its program eligibility and underwriting guidelines. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored and serviced according to the SBA’s Standard Operating Procedures in order to maintain the guaranty under the SBA program. Generally, the SBA provides a guaranty to the lender ranging from 50% to 90% of principal and interest as an inducement to the lender to originate the loan.
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
We are an active participant in the SBA’s Preferred Lender Program (“PLP”). The PLP is part of the SBA's effort to streamline the procedures necessary to provide financial assistance to the small business community. Under this program, the SBA delegates the final credit decision and most servicing and liquidation authority and responsibility to selected PLP lenders. We leverage this expertise and capacity to package, underwrite, process, service and liquidate, if necessary, SBA loans throughout the Corporation’s locations.
SBA lending is designed to generate new business opportunities for the Banks by meeting the needs of clients whose borrowing needs cannot be met with conventional bank loans. We earn income from the note rate of interest, generally a variable rate, and by gathering deposits from and providing other services to these clients. In addition, our SBA strategy generates significant non-interest income from two primary sources. First, we typically sell the guaranteed portion of the SBA loans to aggregators who securitize the assets for sale in the secondary market and receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset over the life of the loan. We evaluate a variety of factors before making the decision to sell or retain the guaranteed portion of each SBA loan we originate.

Treasury Management Services

The Banks provide comprehensive services for commercial clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, cash vault services, fraud protection, information reporting, reconciliation and data integration solutions. For our clients involved in international trade, the Banks offer international payment services, foreign exchange and trade letters of credit. The Banks also offer a variety of deposit accounts and balance optimization solutions. As we strive to diversify our income and increase our non-interest income, we have focused on increasing sales of these services and have emphasized these offerings with new and existing business clients.

Trust and Investment Services

FBB, through its First Business Trust & Investments (“FBTI”) division, acts as fiduciary and investment manager for individual and corporate clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBTI has full fiduciary powers and offers trust, estate, financial planning and investment services, acting in a trustee or agent capacity as well as Employee Benefit/Retirement Plan services. FBTI also provides brokerage and custody-only services, for which it administers and safeguards assets, but does not provide investment advice. At December 31, 2016, FBTI had $1.204 billion of assets under management and administration.

Competition

The Banks encounter strong competition across all of our lines of business. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms and FinTech companies. Furthermore, credit unions exempt from income taxes operate in the Banks’ markets and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources than the Banks. We believe the experience, expertise and responsiveness of our banking professionals and our focus on fostering long-lasting relationships sets us apart from our competitors.

Employees

At December 31, 2016, we had 272 employees equating to approximately 257 full-time equivalent employees. None of our employees are represented by a union or subject to a collective bargaining agreement.

Our Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in the University Research Park and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison and the surrounding area. FBB’s business lines include commercial loans, commercial real estate loans, equipment loans and leases and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB also offers trust and investment services through FBTI, a division of FBB. FBB has three loan production offices in the Northeast Region of Wisconsin serving Appleton, Oshkosh and Manitowoc and their surrounding areas.
FBB has six wholly-owned subsidiaries:

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

•
Mitchell Street Apartments Investment, LLC (“Mitchell”), is a limited liability company established for the purpose of capturing federal historic tax credits to reduce the cost of borrowing for a FBB client engaged in rehabilitating a historic building in Milwaukee, Wisconsin. Mitchell was established in 2016.

•
First Madison Investment Corp. (“FMIC”) is located in and formed under the laws of the State of Nevada, and was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC was established in 1993.

As of December 31, 2016, FBB had total gross loans and leases receivable of $1.052 billion, total deposits of $1.104 billion and total stockholders’ equity of $134.0 million.

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

As of December 31, 2016, FBB-Milwaukee had total gross loans receivable of $185.3 million, total deposits of $233.1 million and total stockholders’ equity of $22.2 million.

Alterra Bank

Alterra is a state bank chartered in 1847 in Kansas. Previously known as 1st Financial Bank, Alterra was rebranded in April 2010 by new owners who purchased the bank, hired new management and repositioned the operating model to meet the needs of business clients. The new owners recapitalized the bank, resolved legacy problem assets, restored profitability and instituted new strategies that led to significant growth in loans and in-market deposits. We acquired Alterra through the acquisition of its parent, Aslin Group, Inc., on November 1, 2014 in order to gain scale, achieve product line synergies and expand geographically through the acquisition of a similarly focused business bank in a thriving Midwestern market. Like FBB and FBB-Milwaukee, Alterra’s business lines include commercial loans, commercial real estate loans and treasury management services for similar sized businesses as those served by FBB and FBB-Milwaukee. Alterra offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. We conduct our SBA lending business through Alterra, which is a participant in the SBA’s PLP.

As of December 31, 2016, Alterra had total gross loans of $214.7 million, total deposits of $219.8 million and total stockholders’ equity of $39.8 million.

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

Corporate Information

Our principal executive offices are located at 401 Charmany Drive, Madison, Wisconsin 53719 and our telephone number is (608) 238-8008. We maintain an Internet website at www.firstbusiness.com. This Form 10-K and all of our other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through that website, free of charge, including copies of our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference into this Form 10-K.

Our Markets

Although certain of our business lines are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas and Missouri. Specifically, our three target markets in Wisconsin consist of Madison and Milwaukee, and their surrounding communities, and Northeastern Wisconsin, including Appleton, Green Bay, Oshkosh and Manitowoc, and their surrounding communities. We serve our target markets in Kansas and Missouri through our Leawood, Kansas office which is located in the Kansas City metropolitan statistical area (“MSA”). Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

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

According to preliminary Bureau of Labor Statistics data, as of December 2016, the unadjusted unemployment rate in the Madison MSA was 2.7% compared to the national unemployment rate of 4.7% and an unemployment rate in the State of Wisconsin of 4.0%. The unemployment rate in the Madison MSA improved 0.4% from December 2015, compared to the improvement in the national and Wisconsin averages of 0.3% and 0.6%, respectively, over the same period.

Milwaukee

Our Milwaukee market, the primary commercial and industrial hub for Southeastern Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies and education. Milwaukee is home to several major hospitals, providing health services to the greater Southeastern Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

According to preliminary Bureau of Labor Statistics data, as of December 2016, the unadjusted unemployment rate in the Milwaukee MSA was 3.9%, compared to the national unemployment rate of 4.7% and an unemployment rate in the State of Wisconsin of 4.0%. The unemployment rate in the Milwaukee MSA improved 0.5% from December 2015, compared to the improvement in the national and Wisconsin averages of 0.3% and 0.6%, respectively, over the same period.

Northeastern Wisconsin

The cities of Appleton, Green Bay and Oshkosh, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging and diversified services, with the most significant economic drivers being the manufacturing, packaging and paper goods industries.

According to the Bureau of Labor Statistics, as of December 2016, the preliminary unemployment rate in the three major MSAs in this market ranged from 3.3% to 3.4%, compared to the national unemployment rate of 4.7% and an unemployment rate in the State of Wisconsin of 4.0%. The unemployment rate improvements in this market ranged from 0.3% to 0.5% from December 2015, compared to the improvement in the national and Wisconsin averages of 0.3% and 0.6%, respectively, over the same period.

Kansas City

Geographically located in the center of the U.S., the greater Kansas City area enjoys a vibrant and diverse economy. The metropolitan area includes 18 counties and more than 50 communities in Missouri and Kansas, including a vibrant central business district located in Kansas City, Missouri and thriving communities on both sides of the state line. The area is known for the diversity of its economic base, with major employers in manufacturing and distribution, architecture and engineering, technology, telecommunications, financial services and bioscience as well as local government and higher education. Kansas City is consistently one of the fastest growing major job markets in the Midwest and offers lower costs of living than most major metropolitan areas. The area offers a thriving environment for entrepreneurship and is consistently ranked as one of the best places to start a business.

According to data published by the Bureau of Labor Statistics, as of December 2016, the preliminary unemployment rate in the Kansas City MSA was 3.9%, compared to the national unemployment rate of 4.7% and an unemployment rate in the State of Kansas of 4.2%. The unemployment rate in the Kansas City MSA increased moderately from 3.7% at December 2015, compared to the changes in the national and Kansas averages of 0.3% and (0.2)%, respectively, over the same period.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 54, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiary First Madison Investment Corp. Mr. Chambas has over 30 years of commercial banking experience. Prior to joining FBFS, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Edward G. Sloane, Jr., age 56, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of each of the Banks. Mr. Sloane has over 30 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. Prior to joining FBFS, Mr. Sloane was Executive Vice President, Chief Financial Officer and Treasurer with Peoples Bancorp, Inc. in Marietta, Ohio from 2008 to 2015. He also served as Senior Vice President of Strategic Planning & Analysis for WesBanco, Inc. in Wheeling, West Virginia from 2006 to 2008, as Senior Vice President and Controller from 1998 to 2006 and in various other capacities from 1989 to 1998.

Michael J. Losenegger, age 59, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Chief Credit Officer of the Banks. He also currently serves as a director for our subsidiaries FBCC, FBEF and FBB-Milwaukee. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS’s Chief Operating Officer since September 2006. Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 30 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 63, has served as FBFS’s General Counsel since June 2008 and as Corporate Secretary since December 2007. Ms. Conley also serves as General Counsel and Corporate Secretary of the Banks. She has over 30 years of experience in commercial banking. Immediately prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 52, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 20 years.

Mark J. Meloy, age 55, has served as Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He currently serves as CEO of FBEF. He also currently serves as a director of our subsidiaries FBB and FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 65, has served as President of FBB’s Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust services, investment management, mutual fund management and brokerage services. Prior to joining FBFS, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 63, has served as the President and Chief Executive Officer of FBCC since January 2006. He also serves as a director for FBCC. Mr. Batson has over 30 years of experience in asset-based lending. Directly prior to joining FBCC, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.

David J. Vetta, age 62, has served as President and Chief Executive Officer of FBB-Milwaukee since January 2007. He also serves as a director for FBB-Milwaukee. Prior to joining FBB-Milwaukee, Mr. Vetta was Managing Director at JP Morgan Asset Management since 1992 overseeing National Institutional Investment Sales teams and the Regional Private Client Group, while serving as a member of the executive committee. Mr. Vetta was affiliated with JP Morgan Chase and its predecessor companies in various other roles from 1976 to 1992.

Daniel S. Ovokaitys, age 43, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

David R. Seiler, age 52, has served as Chief Operating Officer of FBFS since April 2016 and interim President and CEO of Alterra since October 2016. He also currently serves as a director for our subsidiaries FBCC and Alterra. Mr. Seiler has nearly 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Harris Bank, N.A. in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Division of Banking of the Wisconsin Department of Financial Institutions (“WDFI”), the Office of the State Bank Commissioner of Kansas (“OSBC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In the last several years, we have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
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
Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain its trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).
The Basel III Rule required higher capital levels, increased the required quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
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
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2016: (i) no Bank was subject to a directive from its regulatory agencies to increase capital; and (ii) the Banks were each “well-capitalized,” as defined by FDIC and Federal Reserve regulations. As of December 31, 2016, FBFS had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
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
FBFS
General. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”) and are subject to regulation, supervision and enforcement by the Federal Reserve. We are legally obligated to act as a source of financial and managerial strength to the Banks and to commit resources to support our Banks in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Banks as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow us to acquire banks located in any State of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.
Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporation Law, which prohibit us from paying dividends if such payment would: (i) render us unable to pay our debts as they become due in the usual course of business, or (ii) result in our assets being less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.
The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like us that use incentive compensation arrangements are expected to be less extensive, formalized and detailed than those of the larger banks.
Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion and we are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Banks
General. The Banks are state-chartered banks, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As Wisconsin-chartered FDIC-insured banks, the Wisconsin Banks are subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Wisconsin Banks, are not members of the Federal Reserve System (“non-member banks”). Alterra is subject to examination, supervision, reporting and enforcement requirements of the OSBC and is a member of the Federal Reserve System, making the Federal Reserve its primary federal regulator. The Banks are members of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.
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
Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on minimum and maximum assessment rates. Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, like the Banks, so that minimum and maximum initial base assessment rates are established based on supervisory ratings. The initial base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments. All state-chartered banks are required to pay supervisory assessments to the chartering authority to fund their respective operations. The amount of the assessment is calculated on the basis of total assets. During the year ended December 31, 2016, FBB and FBB-Milwaukee paid supervisory assessments to the WDFI totaling $60,000 and $12,000, respectively, and Alterra paid $51,000 to the OSBC.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.
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
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions.
Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Banks are engaged in the process.
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
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above. Notwithstanding the availability of funds for dividends, the FDIC may prohibit the payment of dividends by the Banks if it determines such payment would constitute an unsafe or unsound practice.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Banks are expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
Branching Authority. The Banks have the authority under Wisconsin and Kansas laws to establish branches anywhere in their home state, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging banks to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy a significant amount of assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability-to-repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the “ability-to-repay” standards.

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

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-performing loans and charge-offs, which would require increases in our provision for loan and lease losses.
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
At December 31, 2016, our allowance for loan and lease losses as a percentage of total loans and leases was 1.44% and as a percentage of total non-performing loans and leases was 83.00%. Although management believes the allowance for loan and lease losses is appropriate as of such date, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At December 31, 2016 we had $945.9 million of commercial real estate loans, which represented 65.1% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations and financial condition.
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

Real estate construction and land development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate and we may be exposed to significant losses on loans for these projects.
Real estate construction and land development loans, a subset of commercial real estate loans, comprised approximately $157.8 million, or 10.9%, of our gross loan and lease portfolio as of December 31, 2016. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2016, approximately $450.3 million, or 31.0%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations and financial condition.
Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition and could result in further losses in the future.
At December 31, 2016, our non-performing loans and leases totaled $25.2 million, or 1.74% of our gross loan and lease portfolio and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $26.7 million, or 1.50% of total assets. The aggregate amount of our non-performing loans and non-performing assets have increased from $22.3 million and $24.0 million, respectively, as of December 31, 2015, due to the deterioration of several loans originated at our Alterra subsidiary. There can be no assurances that we will not experience further deterioration in our loan portfolio.
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
Historically we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.
In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. Management has estimated losses inherent in the outstanding guaranteed portion of SBA loans and recorded a recourse reserve at a level determined to be appropriate. Significant increases to the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations and financial condition. To help ensure that our SBA loans meet applicable requirements, we are, in connection with our integration of Alterra, continuing to make investments to enhance the infrastructure, processes, capacity and scalability of the SBA platform.
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
Our operations and profitability are impacted by general business and economic conditions in the United States and, to some extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, broad trends in industry and finance, the strength of the United States economy and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
Our strategic plan currently calls for, among other things, maintaining strong asset quality while we continue to grow loans and generate in-market deposits to improve our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including the identification of desirable business opportunities, competitive responses from financial institutions in our markets and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
Although we do not have any current definitive plans to do so, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we do so, we may experience higher operating expenses relative to operating income from the new operations or certain one-time expenses associated with the closure of offices, all of which may have an adverse effect on our business, results of operations and financial condition. Other effects of engaging in such strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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
The financial services industry, as well as the broader economy, may be subject to new legislation, regulation and government policy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy, including any changes in federal income tax policy, could affect broader patterns of trade and economic growth. Future legislation, regulation and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Financial Crimes Enforcement Network. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations.
If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions, such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan which would adversely affect our business, results of operations and financial condition. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of client deposits, which we supplement with other sources, such as wholesale deposits made up of brokered deposits and deposits gathered through internet listing services. Such account and deposit balances can decrease when clients perceive alternative investments as providing a better risk/return profile. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our targeted in-market deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
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
As a result, we rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, results of operations and financial condition.
We rely on our management and the loss of one or more of those managers may harm our business.
Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and, if we expand, to attract and retain additional qualified senior and middle management. The unexpected loss of key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. In addition, our failure to develop and/or maintain an effective succession plan will impede our ability to quickly and effectively react to unexpected loss of key management and in turn may have an adverse effect on our business, results of operations and financial condition.

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
The risk of net interest margin compression is typically heightened during prolonged periods of low short-term interest rates, such as that which the financial service industry has been experiencing in recent years and is expected to continue to face in the near future. This may have a material adverse effect on our business, results of operations and financial condition.
We could recognize impairment losses on securities held in our securities portfolio, goodwill or other long-lived assets.
As of December 31, 2016, the fair value of our securities portfolio was approximately $184.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations and financial condition.
As of December 31, 2016, the Corporation had goodwill of $10.7 million recorded in connection with our acquisition of Alterra. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. Our most recent impairment test conducted as of November 30, 2016 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances specific to Alterra or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 2017. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
The Corporation is a bank holding company and its sources of funds necessary to meet its obligations are limited.
The Corporation is a bank holding company and its operations are primarily conducted by the Banks, which are subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, pay our obligations and meet our debt service requirements is derived primarily from our existing cash flow sources, our third party line of credit, dividends received from the Banks or a combination thereof. Future dividend payments by the Banks to us will require the generation of future earnings by the Banks and are subject to certain regulatory guidelines. If the Banks are unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.
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
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms and FinTech companies. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than we do. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our target markets. Furthermore, tax-exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for non-banks to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if the federal corporate income tax rate is lowered, or if we experience a decrease in earnings.
Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our allowance for loan losses and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The President of the United States and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35%. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate, we would need to evaluate the impact of that change on our ability to fully utilize our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.
We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our business, results of operations and financial condition.
Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations and financial condition.
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
Our information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on our business.
The Corporation relies heavily on internal and outsourced technologies, communications and information systems to conduct its business. Additionally, in the normal course of business, the Corporation collects, processes and retains sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan or other systems) or the occurrence of a cyber-attack (such as unauthorized access to our systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions have increased, and the sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from the Federal Financial Institutions Examination Council (“FFIEC”), the Corporation has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.
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
We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure, which are subject to operational, security and other risks.
We outsource certain information system, data management and processing functions to third-party providers. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If third-party service providers encounter any of these issues, or if we have difficulty exchanging information with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage and litigation risk that could have a material adverse effect on our business, results of operations and financial condition. We believe there may be an elevated risk of these issues occurring in connection with our charter consolidation plans, which will involve among other things, a change in certain of our third-party providers.
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors, which we expect to do in part in the course of our charter consolidation plans, could also entail significant delay and expense.
Our business continuity plans could prove to be inadequate, resulting in a material interruption in or disruption to our business and a negative impact on our results of operations.
We rely heavily on communications and information systems to conduct our business and our operations are dependent on our ability to protect our systems against damage from fire, power loss or telecommunication failure. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Any failure or interruption of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, client relationship management and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties could make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If fiduciary investment decisions are not appropriately documented to justify action taken or trades are placed incorrectly, among other possible claims, and if these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have an adverse effect on our business, results of operations and financial condition.
Negative publicity could damage our reputation and adversely impact our business and financial results.
Reputation risk, or the risk to our earnings and capital due to negative publicity, is inherent in our business. Negative publicity can result from our actual or alleged conduct in a number of activities, including lending practices, information security, management actions, corporate governance and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract clients, and can expose us to litigation and regulatory action, all of which could have a material adverse effect on our business, financial condition and results of operations.
Potential acquisitions may disrupt our business and dilute stockholder value.
While we remain committed to organic growth, we also may consider additional acquisition opportunities involving complementary financial service organizations if the right situation were to arise. Various risks commonly associated with acquisitions include, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	Possible loss of key employees and clients of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

•	Difficulty in integrating operations, personnel, technologies, services and products of acquired companies.
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
From time to time, the FASB and SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our business, results of operations and financial condition.
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The FASB has adopted a new accounting standard that will be effective for the Corporation and the Banks for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and leases and recognize the expected credit losses as allowances for loan and lease losses.  This will change the current method of providing allowances for loan and lease losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations.
Our internal controls may be ineffective.
Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. In addition, if we continue to grow the Corporation, our controls will also need to be updated to keep up with such growth. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could cause us to report a material weakness in internal control over financial reporting and conclude that our controls and procedures are not effective, which could have a material adverse effect on our business, results of operations and financial condition.

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
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of the Banks, we may need to limit or terminate cash dividends that can be paid to our shareholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and conditions in the capital markets at that time, and accordingly, we cannot guarantee our ability to raise capital on terms acceptable to us. In addition, if we decide to raise equity capital in the future, the interests of our shareholders could be diluted. Any issuance of common stock would dilute the ownership percentage of our current shareholders and any issuance of common stock at prices below tangible book value would dilute the tangible book value of each existing share of our common stock held by our current shareholders. The market price of our common stock could also decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to serve as a source of strength to the Banks, pay dividends, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2016:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full service banking location of FBB and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full service banking location of FBB - Milwaukee	2020
11300 Tomahawk Creek Pkwy, Leawood, KS	Full service banking location of Alterra Bank	2023
To facilitate additional business development opportunities, as of December 31, 2016, the Corporation had loan production offices in Oshkosh, Appleton, Manitowoc and Kenosha, Wisconsin.
For the purpose of generating business development opportunities in asset-based financing, as of December 31, 2016, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.

Item 3. Legal Proceedings
We believe that no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations or cash flows. Since our subsidiaries act as depositories of funds, lenders and fiduciaries, they are occasionally named as defendants in lawsuits involving a variety of claims. This and other litigation is ordinary, routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders, Price Range and Dividends Declared
The common stock of the Corporation is traded on the NASDAQ Global Select Market under the symbol “FBIZ.” As of February 22, 2017, there were 382 registered shareholders of record of the Corporation’s common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares as of February 22, 2017 was approximately 2,000.
The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years, according to information provided by NASDAQ, and cash dividends declared in such quarters.

	High	Low	Dividend Declared
2016
4th Quarter	$24.14	$18.76	$0.12
3rd Quarter	24.74	20.96	0.12
2nd Quarter	25.94	22.19	0.12
1st Quarter	24.70	20.06	0.12
2015
4th Quarter	27.35	21.90	0.11
3rd Quarter	23.92	20.62	0.11
2nd Quarter	23.52	21.40	0.11
1st Quarter	24.12	18.32	0.11
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

Stock Performance Graph
The chart shown below depicts total return to stockholders during the period beginning December 31, 2011 and ending December 31, 2016. Total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Composite, which is a broad nationally recognized index of stock performance by publicly traded companies, and the SNL Bank NASDAQ, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in FBIZ common stock and each of the three indices was $100 on December 31, 2011, and that all dividends were reinvested in FBIZ common stock.

	As of December 31,
Index	2011	2012	2013	2014	2015	2016
First Business Financial Services, Inc.	$100.00	$140.87	$235.22	$305.32	$324.95	$315.09
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Issuer Purchases of Securities

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2016 - December 31, 2016	—	$—	—	$—
November 1, 2016 - November 30, 2016	599	21.50	—	—
October 1, 2016 - October 31, 2016	—	—	—	—
Total	599		—

(1)	The shares in this column represent the shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 6. Selected Financial Data

Five Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, Except Share and Per Share Data)
INCOME STATEMENT:
Interest income	$78,117	$72,471	$57,701	$53,810	$54,766
Interest expense	14,789	13,831	11,571	11,705	16,885
Net interest income	63,328	58,640	46,130	42,105	37,881
Provision for loan and lease losses	7,818	3,386	1,236	(959)	4,243
Non-interest income	17,988	17,011	10,103	8,442	8,699
Non-interest expense	56,433	47,374	33,775	30,371	28,661
Income tax expense	2,156	8,377	7,083	7,389	4,750
Net income	$14,909	$16,514	$14,139	$13,746	$8,926

Yield on earning assets	4.50%	4.52%	4.45%	4.52%	4.86%
Cost of funds	1.06%	1.04%	1.07%	1.18%	1.75%
Interest rate spread	3.44%	3.48%	3.38%	3.34%	3.11%
Net interest margin	3.64%	3.66%	3.56%	3.54%	3.36%
Return on average assets	0.82%	0.97%	1.04%	1.10%	0.75%
Return on average equity	9.40%	11.36%	11.78%	13.12%	12.65%
ENDING BALANCE SHEET:
Total assets	$1,780,699	$1,782,081	$1,628,505	$1,268,267	$1,225,701
Securities	184,505	177,830	186,261	180,118	200,596
Loans and leases, net	1,450,675	1,430,965	1,266,438	967,050	896,560
Deposits	1,538,855	1,577,231	1,438,268	1,129,855	1,092,254
FHLB advances and other borrowings	59,676	34,740	33,451	11,901	12,366
Junior subordinated notes	10,004	9,990	9,976	9,962	9,947
Stockholders’ equity	161,650	150,832	137,748	109,275	99,539
FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to year-end loans	1.44%	1.14%	1.12%	1.42%	1.69%
Allowance to non-accrual loans and leases	83.00%	73.17%	146.33%	87.68%	109.05%
Net charge-offs to average loans and leases	0.22%	0.10%	0.08%	0.06%	0.35%
Non-accrual loans to gross loans and leases	1.74%	1.56%	0.76%	1.61%	1.55%
Average equity to average assets	8.75%	8.54%	8.80%	8.39%	5.96%
STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$1.71	$1.90	$1.76	$1.75	$1.65
Diluted earnings per common share(1)	1.71	1.90	1.75	1.74	1.65
Book value per share at end of period	18.55	17.34	15.88	13.86	12.71
Tangible book value per share at end of period	17.08	15.90	14.51	13.86	12.71
Dividend declared per share	0.48	0.44	0.42	0.28	0.14
Dividend payout ratio	28.01%	23.93%	23.93%	16.05%	8.51%
Shares outstanding	8,715,856	8,699,410	8,671,854	7,833,334	5,251,138

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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including with respect to our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portion of SBA loans.
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

OVERVIEW
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- to medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is focused on local decision-making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions such as support for information technology, loan and deposit operations, finance and accounting, credit administration, compliance and human resources. We believe we have a niche business banking model and we consistently operate within our model. This allows our experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
In early 2017, we announced our intention to consolidate the Corporation’s three bank charters into a single charter. The Corporation’s existing management structure will remain unchanged, with the current roles and decision making authority retained by our local banking leaders in Madison, Milwaukee and Kansas City, as well as the heads of our trust and investment management and specialty finance businesses.
In addition to Federal Reserve supervision of the holding company, which will remain unchanged, the Corporation’s three chartered bank subsidiaries are currently supervised by a total of four federal and state banking regulators. Regulatory applications have been approved to consolidate the FBB-Milwaukee and Alterra subsidiaries into FBB’s existing charter in Madison, which would then be supervised by the FDIC and the WDFI. Beyond streamlining bank regulatory processes and relationships, this charter consolidation is designed to accelerate the Corporation’s ongoing efforts to improve overall operating efficiency. With a single bank charter, we expect to eliminate administrative redundancies and increase our flexibility in managing capital, liquidity and funding.
In addition, having already integrated most of Alterra’s back office operations into FBFS, the Corporation now plans to eliminate a duplicative technology vendor relationship by fully centralizing its core banking system with the provider already utilized by its Wisconsin subsidiaries.
No personnel changes are anticipated in connection with this charter consolidation plan, which is not designed to eliminate near-term operating expenses. Rather, the operating efficiencies gained through charter consolidation are expected to free resources and capacity for our employees to drive growth in 2017 and beyond, with the continued objective of moving the Corporation’s efficiency ratio back toward its long-term operating goal of 58-62%.
The Corporation’s charter consolidation plans have been approved by the boards of directors of FBFS and its bank subsidiaries, as well as by the applicable federal and state banking regulators. The plans are expected to take effect during the second quarter of 2017.
During the first quarter of 2016, the Corporation adopted a new accounting standard related to simplifying the presentation of debt issuance costs. Under this new accounting standard, debt issuance costs are still capitalized; however, they are reflected on the balance sheet with the related debt issued rather than within other assets. All prior period balance sheets were required to be restated to reflect this change in presentation. See Note 1 Summary of Significant Accounting Policies for additional information on new accounting standards adopted during 2016.
OPERATIONAL HIGHLIGHTS

•	Total assets remained relatively flat, declining to $1.781 billion as of December 31, 2016, a 0.1% decrease from $1.782 billion at December 31, 2015.

•	Net income for the year ended December 31, 2016 was $14.9 million, 9.7% lower than the $16.5 million earned for the year ended December 31, 2015.

•	Diluted earnings per common share were $1.71 for the year ended December 31, 2016, compared to $1.90 earned in the prior year.

•	Net interest margin was 3.64% for the year ended December 31, 2016, declining two basis points from 3.66% for the year ended December 31, 2015.

•
Top line revenue, which consists of net interest income and non-interest income, increased 7.5% to a record $81.3 million for the year ended December 31, 2016, compared to $75.7 million for the same period in 2015.

•	Return on average assets and return on average equity for the year ended December 31, 2016 were 0.82% and 9.40% respectively, compared to 0.97% and 11.36%, respectively, for 2015.

•	We recorded a $7.8 million provision for loan and lease losses for the year ended December 31, 2016, compared to $3.4 million for the year ended December 31, 2015.

•	Net loans and leases receivable at December 31, 2016 increased $19.7 million, or 1.4%, to $1.451 billion from $1.431 billion as of December 31, 2015.

•	Non-performing assets were $26.7 million and 1.50% of total assets as of December 31, 2016, compared to $24.0 million and 1.35% of total assets as of December 31, 2015.

•	Net charge-offs as a percentage of average loans increased to 0.22% for the year ended December 31, 2016, compared to 0.10% for the year ended December 31, 2015.

•	Trust and investment services fee income increased by $402,000, or 8.1%, to $5.4 million for the year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015.

•
Average in-market deposits of $1.124 billion, or 70.6% of total deposits, for the year ended December 31, 2016, increased 7.4%, compared to $1.047 billion, or 69.9% of total deposits, for the same period in 2015.

The detailed financial discussion that follows focuses on 2016 results compared to 2015. Discussion of 2015 results compared to 2014 is predominantly in the section captioned “2015 Compared to 2014.”
Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. In 2016, top line revenue increased by approximately 7.5% from the prior year primarily due to an 8.3% increase in average loans and leases and elevated recurring loan fees collected in lieu of interest. Recurring loan fees collected in lieu of interest totaled $5.1 million in 2016, compared to $3.3 million in 2015. The increase in fees collected in lieu of interest can primarily be attributed to above average prepayment activity in our asset-based lending line of business.
The components of top line revenue were as follows for 2016, 2015 and 2014:

	For the Year Ended December 31,			Change From Prior Year
	2016	2015	2014	$ Change 2016	% Change 2016	$ Change 2015	% Change 2015
	(Dollars in Thousands)
Net interest income	$63,328	$58,640	$46,130	$4,688	8.0%	$12,510	27.1%
Non-interest income	17,988	17,011	10,103	977	5.7	6,908	68.4
Top line revenue	$81,316	$75,651	$56,233	$5,665	7.5	$19,418	34.5
Return on Average Assets and Return on Average Equity
Return on average assets (“ROAA”) was 0.82% for the year ended December 31, 2016 compared to 0.97% for the year ended December 31, 2015. The decrease in ROAA can be attributed principally to a decrease in earnings as net income decreased 9.7% during the same time period. The decrease in net income was primarily due to both the deterioration in credit quality at Alterra and related increase in the provision for loan and leases losses, and our decision to temporarily slow SBA production while making investments in the SBA platform. This decrease was partially offset by the aforementioned elevated loan fees collected in lieu of interest. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Return on average equity (“ROAE”) for the year ended December 31, 2016 was 9.40% compared to 11.36% for the year ended December 31, 2015. The primary reasons for the decrease in ROAE are consistent with the net income variance explanations discussed above. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, losses or gains on foreclosed properties, amortization of other intangible assets and other discrete items, if any, divided by adjusted operating revenue.
The efficiency ratio improved to 61.12% for the year ended December 31, 2016, compared to 62.75% for the year ended December 31, 2015, and deteriorated moderately from the 60.06% for the year ended December 31, 2014. We took significant steps in 2016 toward enhancing the Corporation’s long-term efficiency ratio. While loan fees are a regular part of our business model, unusually elevated loan fees and other non-recurring items meaningfully improved our efficiency ratio during 2016. A normalized level of fees and expenses would have resulted in an efficiency ratio in the mid-60% range. We intend to achieve our target efficiency ratio range over time through proactive efficiency efforts, including charter consolidation and core conversion; as well as through revenue initiatives, such as our recent hiring of the expert SBA talent we believe is necessary to support our expected ramp up in production throughout 2017. We believe these strategic initiatives will act as a catalyst for earnings growth in 2018 and beyond. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back toward the Corporation’s long-term operating goal of 58-62%.
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
Please refer to the Non-Interest Expense section below for discussion on the primary drivers of the year-over-year change in the efficiency ratio.

	For the Year Ended December 31,			Change From Prior Year
	2016	2015	2014	$ Change 2016	% Change 2016	$ Change 2015	% Change 2015
	(Dollars in Thousands)
Total non-interest expense	$56,433	$47,374	$33,775	$9,059	19.1%	$13,599	40.3%
Less:
Net loss (gain) on foreclosed properties	122	(171)	(10)	293	NM	(161)	NM
Amortization of other intangible assets	62	71	12	(9)	(12.7)	59	NM
SBA recourse provision	2,068	—	—	2,068	NM	—	NM
Impairment of tax credit investments	3,691	—	—	3,691	NM	—	NM
Deconversion fees	794	—	$—	$794	NM	—	NM
Total adjusted operating expense	$49,696	$47,474	$33,773	$2,222	4.7	$13,701	40.6
Net interest income	$63,328	$58,640	$46,130	$4,688	8.0	$12,510	27.1
Total non-interest income	17,988	17,011	10,103	977	5.7	6,908	68.4
Less:
Gain on sale of securities	10	—	—	10	NM	—	NM
Total adjusted operating revenue	$81,306	$75,651	$56,233	$5,655	7.5	$19,418	34.5
Efficiency ratio	61.12%	62.75%	60.06%
NM = Not meaningful
Net Interest Income
Net interest income levels depend on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The table below shows average balances, interest, average rates, net interest margin and the spread between combined average rates earned on our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances and were affected in 2014 by the November 1, 2014 closing of the Alterra acquisition.

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Yield/ Rate(4)	Average Balance	Interest	Average Yield/ Rate(4)	Average Balance	Interest	Average Yield/ Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$938,524	$43,927	4.68%	$848,213	$40,006	4.72%	$665,213	$32,066	4.82%
Commercial and industrial loans(1)	465,736	28,143	6.04%	445,659	26,668	5.98%	332,591	19,962	6.00%
Direct financing leases(1)	30,379	1,364	4.49%	30,228	1,394	4.61%	29,395	1,367	4.65%
Consumer and other loans(1)	25,615	1,193	4.66%	23,996	1,067	4.45%	16,862	652	3.87%
Total loans and leases receivable(1)	1,460,254	74,627	5.11%	1,348,096	69,135	5.13%	1,044,061	54,047	5.18%
Mortgage-related securities(2)	147,433	2,328	1.58%	153,182	2,490	1.63%	156,144	2,894	1.85%
Other investment securities(3)	32,995	517	1.57%	29,686	472	1.59%	28,458	448	1.57%
FHLB and FRB stock	2,537	79	3.11%	2,886	81	2.82%	1,512	14	0.94%
Short-term investments	94,548	566	0.60%	69,264	293	0.42%	67,281	298	0.44%
Total interest-earning assets	1,737,767	78,117	4.50%	1,603,114	72,471	4.52%	1,297,456	57,701	4.45%
Non-interest-earning assets	73,905			97,932			67,160
Total assets	$1,811,672			$1,701,046			$1,364,616
Interest-bearing liabilities
Transaction accounts	$169,571	456	0.27%	$125,558	297	0.24%	$83,508	185	0.22%
Money market	642,784	3,112	0.48%	602,842	3,331	0.55%	493,322	2,553	0.52%
Certificates of deposit	65,608	592	0.90%	106,177	825	0.78%	60,284	536	0.89%
Wholesale deposits	467,826	7,556	1.62%	450,460	6,424	1.43%	416,202	6,196	1.49%
Total interest-bearing deposits	1,345,789	11,716	0.87%	1,285,037	10,877	0.85%	1,053,316	9,470	0.90%
FHLB advances	14,485	140	0.97%	14,779	110	0.75%	5,017	22	0.45%
Other borrowings	26,581	1,818	6.84%	24,944	1,732	6.94%	13,688	967	7.06%
Junior subordinated notes	10,076	1,115	11.07%	9,982	1,112	11.14%	9,968	1,112	11.16%
Total interest-bearing liabilities	1,396,931	14,789	1.06%	1,334,742	13,831	1.04%	1,081,989	11,571	1.07%
Non-interest-bearing demand deposit accounts	246,182			211,945			154,687
Other non-interest-bearing liabilities	10,013			9,049			7,918
Total liabilities	1,653,126			1,555,736			1,244,594
Stockholders’ equity	158,546			145,310			120,022
Total liabilities and stockholders’ equity	$1,811,672			$1,701,046			$1,364,616
Net interest income		$63,328			$58,640			$46,130
Net interest spread			3.44%			3.48%			3.38%
Net interest-earning assets	$340,836			$268,372			$215,467
Net interest margin			3.64%			3.66%			3.56%
Average interest-earning assets to average interest-bearing liabilities	124.40%			120.11%			119.91%
Return on average assets	0.82%			0.97%			1.04%
Return on average equity	9.40%			11.36%			11.78%
Average equity to average assets	8.75%			8.54%			8.80%
Non-interest expense to average assets	3.11%			2.78%			2.48%

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

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(308)	$4,228	$3,920	$(705)	$8,645	$7,940
Commercial and industrial loans(1)	264	1,211	1,475	(60)	6,766	6,706
Direct financing leases(1)	(36)	7	(29)	(11)	39	28
Consumer and other loans(1)	52	74	126	108	306	414
Total loans and leases receivable(1)	(28)	5,520	5,492	(668)	15,756	15,088
Mortgage-related securities(2)	(70)	(91)	(161)	(349)	(54)	(403)
Other investment securities	(8)	52	44	4	19	23
FHLB and FRB Stock	8	(11)	(3)	45	21	66
Short-term investments	145	129	274	(13)	9	(4)
Total net change in income on interest-earning assets	47	5,599	5,646	(981)	15,751	14,770
Interest-bearing liabilities
Transaction accounts	44	114	158	14	98	112
Money market	(430)	212	(218)	182	596	778
Certificates of deposit	117	(351)	(234)	(75)	364	289
Wholesale deposits	878	255	1,133	(268)	496	228
Total deposits	609	230	839	(147)	1,554	1,407
FHLB advances	32	(2)	30	23	65	88
Other borrowings	(26)	112	86	(16)	781	765
Junior subordinated notes	(7)	10	3	(2)	2	—
Total net change in expense on interest-bearing liabilities	608	350	958	(142)	2,402	2,260
Net change in net interest income	$(561)	$5,249	$4,688	$(839)	$13,349	$12,510

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

Net interest income increased by $4.7 million, or 8.0%, for the year ended December 31, 2016 compared to the same period in 2015. The increase in net interest income was primarily attributable to an increase in total loans and leases receivable combined with a $1.8 million increase in recurring loan fees collected in lieu of interest. These items more than offset continued competitive pricing pressure on loans and leases, a decrease in the net accretion of purchase accounting adjustments and an increase in the rate paid on wholesale funds resulting from a steeper yield curve.
The yield on average earning assets for the year ended December 31, 2016 was 4.50% compared to 4.52% for the year ended December 31, 2015. The decrease in the yield on average earning assets was principally due to a decrease in net accretion of purchase accounting adjustments, offset by above average recurring loan fees collected in lieu of interest. Excluding the impact of purchase accounting accretion in both 2015 and 2016 and the $1.8 million increase in loan fees in 2016, the yield on average earning assets for the year ended December 31, 2016 was 4.16% compared to 4.20% for the year ended December 31, 2015. Similarly, excluding net accretion in both 2015 and 2016 and the year over year increase in loan fees, the yield on the loan and lease portfolio declined five basis points to 4.95% for the year ended December 31, 2016 from 5.00% for the year ended December 31, 2015.

A significant portion of our loan and lease portfolio is comprised of fixed rate loans with terms generally from three to five years. As these loans reach their maturity they are renewed at current market rates and subject to competitive pricing pressures. As a result, the overall yield on the loan and lease portfolio, excluding purchase accounting adjustments and elevated recurring loan fees, continued to decline in 2016.
The overall weighted average rate paid on interest-bearing liabilities was 1.06% for the year ended December 31, 2016, an increase of two basis points from 1.04% for the year ended December 31, 2015. The moderate increase in the overall rate paid on interest-bearing liabilities was primarily caused by an increase in rate paid on our wholesale deposits and in-market certificates of deposit, partially offset by a reduction in the average rate paid on our money market accounts. Our continued success of attracting in-market non-interest bearing and interest-bearing demand deposits through new business relationships and increased client deposit balances mitigated the overall increase in our cost of funds driven by a steeper yield curve. The weighted average remaining maturity of our wholesale deposit portfolio remains consistent when compared to the same period in 2015, however, market rates have increased moderately throughout 2016 as a result of the Federal Reserve raising rates in both December 2015 and December 2016.
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate to deliver a stable net interest margin within our target range. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas-based markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 7.4% to $1.124 billion for the year ended December 31, 2016 from $1.047 billion for the year ended December 31, 2015.
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
We recorded a provision for loan and lease losses in the amount of $7.8 million for the year ended December 31, 2016 as compared to $3.4 million for the year ended December 31, 2015 and $1.2 million for the year ended December 31, 2014. Provision for the year ended December 31, 2016 primarily reflected $8.2 million in specific reserves and net charge-offs related to five discrete Alterra loan relationships. Management is taking action to enhance policies, processes, controls, training, talent and reporting structures to help ensure our credit culture and discipline are instilled throughout the Corporation. The aforementioned increase in provision for loan and leases losses was tempered by improvements in underlying credit metrics in the remaining loan and lease portfolio, as asset quality at FBB and FBB-Milwaukee remained strong.
The addition of specific reserves on impaired loans represents new specific reserves established when collateral shortfalls are present, while conversely the release of specific reserves represents the reduction of previously established reserves that are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as, movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.

Non-Interest Income
Non-interest income, consisting primarily of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits and loan fee income, increased by $1.0 million, or 5.7%, to $18.0 million for the year ended December 31, 2016, from $17.0 million for the year ended December 31, 2015. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 22.1% of our total revenues in 2016 compared to 22.5% in 2015.
The components of non-interest income were as follows for 2016, 2015 and 2014:

	Year Ended December 31,			Change From Prior Year
	2016	2015	2014	$ Change 2016	% Change 2016	$ Change 2015	% Change 2015
	(In Thousands)
Trust and investment services fee income	$5,356	$4,954	$4,434	$402	8.1%	$520	11.7%
Gain on sale of SBA loans	4,400	3,999	318	401	10.0	3,681	NM
Gain on sale of residential mortgage loans	590	729	74	(139)	(19.1)	655	NM
Service charges on deposits	2,990	2,812	2,469	178	6.3	343	13.9
Loan fees	2,430	2,187	1,577	243	11.1	610	38.7
Increase in cash surrender value of bank-owned life insurance	974	960	862	14	1.5	98	11.4
Other non-interest income	1,248	1,370	369	(122)	(8.9)	1,001	NM
Total non-interest income	$17,988	$17,011	$10,103	$977	5.7	$6,908	68.4
Fee income ratio(1)	22.1%	22.5%	18.0%

(1)	Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased by $402,000, or 8.1%, to $5.4 million for the year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015. Trust and investment services fee income is primarily driven by the amount of assets under management and administration as well as the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. At December 31, 2016, our trust assets under management were $977.0 million, or 19.5% more than the trust assets under management of $817.9 million at December 31, 2015, while our assets under administration increased approximately 11.9%, to $227.4 million at December 31, 2016 from $203.2 million at December 31, 2015. We expect to continue to increase our revenue from assets under management and administration, but market volatility may also affect the actual change in revenue.
Gain on sale of SBA loans for the year ended December 31, 2016 totaled $4.4 million, an increase of $401,000, or 10.0%, from the same period in 2015, primarily attributable to successful expansion of our SBA platform into the Milwaukee market and greater than expected production in the first and second quarters of 2016. In order to meet market demand and drive high-quality growth in 2017 and beyond, we are working to ensure future growth is achieved in a sustainable manner. Consequently, management has temporarily slowed the SBA production while investments to enhance the infrastructure, processes, capacity and scalability of the SBA platform are completed. As our SBA infrastructure investments continue, we expect production to ramp up throughout 2017, acting as a catalyst for earnings growth in 2018 and beyond.
Service charges on deposits increased by $178,000, or 6.3%, to $3.0 million for the year ended December 31, 2016, compared to $2.8 million for the year ended December 31, 2015. The increase in service charges on deposits is primarily due to our continued success of attracting in-market fee generating non-interest bearing and interest-bearing demand deposits through new business relationships and increased client deposit balances.
Loan fees increased by approximately $243,000, or 11.1%, to $2.4 million for the year ended December 31, 2016 from $2.2 million for the year ended December 31, 2015. The increase in loan fees is primarily attributable to an increase in fees commensurate with SBA production, specifically the fee income generated from servicing and packaging SBA loans. This increase was partially offset by a decrease in fees earned for issuing letters of credit on behalf of our clients.

Other non-interest income decreased by $122,000 to $1.2 million for the year ended December 31, 2016, compared to $1.4 million for the year ended December 31, 2015. The decrease in other non-interest income was primarily due to a decrease in the gains recognized on the termination of leased assets. This decrease was partially offset by income recognized from our investment in various Community Development Entities.
Non-Interest Expense
Non-interest expense increased by $9.1 million, or 19.1%, to $56.4 million for the year ended December 31, 2016 from $47.4 million for the comparable period of 2015. The increase in non-interest expense was primarily due to an increase in compensation expense, impairment of tax credit investments (which resulted from the recognition of $4.2 million of tax credit benefits) and establishment of a SBA recourse reserve. The increase was partially offset by a decrease in professional fees, marketing costs and collateral liquidation costs.
The components of non-interest expense were as follows for 2016, 2015 and 2014:

	Year Ended December 31,			Change From Prior Year
	2016	2015	2014	$ Change 2016	% Change 2016	$ Change 2015	% Change 2015
	(Dollars in Thousands)
Compensation	$31,545	$28,543	$21,477	$3,002	10.5%	$7,066	32.9%
Occupancy	2,019	1,973	1,391	46	2.3	582	41.8
Professional fees	4,031	4,893	3,405	(862)	(17.6)	1,488	43.7
Data processing	3,298	2,378	1,710	920	38.7	668	39.1
Marketing	2,338	2,585	1,662	(247)	(9.6)	923	55.5
Equipment	1,189	1,230	650	(41)	(3.3)	580	89.2
FDIC insurance	1,472	920	758	552	60.0	162	21.4
Collateral liquidation costs	262	472	320	(210)	(44.5)	152	47.5
Net loss (gain) on foreclosed properties	122	(171)	(10)	293	NM	(161)	NM
Impairment on tax credit investments(1)	3,691	—	—	3,691	NM	—	NM
SBA recourse provision	2,068	—	—	2,068	NM	—	NM
Other non-interest expense	4,398	4,551	2,412	(153)	(3.4)	2,139	88.7
Total non-interest expense	$56,433	$47,374	$33,775	$9,059	19.1	$13,599	40.3
Compensation expense to total non-interest expense	55.9%	60.3%	63.6%
Full-time equivalent employees	257	242	215

(1)	The Corporation recognized $4.2 million of gross tax credit benefits related to the $3.7 million impairment of the underlying tax credit investments.
Compensation expense increased by $3.0 million, or 10.5%, to $31.5 million for the year ended December 31, 2016 from $28.5 million for the year ended December 31, 2015. The increase reflects growth in compensation costs related to our strategic investment in new employees to meet our existing and future growth objectives, annual merit increases and employee benefit costs. Full time equivalent employees as of December 31, 2016 were 257, up 6.2% from 242 at December 31, 2015. We expect to continue investing in talent to support our strategic growth efforts, both in the form of additional business development and operational staff.
Professional fees expense decreased by $862,000, or 17.6%, to $4.0 million for the year ended December 31, 2016 from $4.9 million for the year ended December 31, 2015. The decrease was consistent with management’s expectations as technology platforms introduced in 2015 are now largely in place. Management will evaluate additional technology platforms and expand the capabilities of existing platforms going forward as we continue to strategically focus on scaling the Corporation to efficiently execute our growth strategy. For the year ended December 31, 2016, professional fees and fees paid to outside service providers specifically related to information technology (“IT”) projects decreased $508,000 and $439,000, respectively. In addition, fees paid for audit assurance and tax compliance decreased by $126,000. These decreases in professional fees were partially offset by a $391,000 increase in consulting services related to SBA strategic planning and loan review, and website development.

Data processing expense increased by $920,000, or 38.7%, to $3.3 million for the year ended December 31, 2016 from $2.4 million for the year ended December 31, 2015. The increase is principally due to a one-time fee of $794,000 to terminate Alterra’s existing core banking system vendor agreement, which is expected to be more than offset by savings recognized over the life of the renegotiated contract extended through the year 2022. Having already integrated most of Alterra’s back office operations, we plan to eliminate a duplicative technology vendor relationship by fully centralizing our core banking system with the provider already utilized by our Wisconsin subsidiaries.
Marketing expense decreased by $247,000, or 9.6%, to $2.3 million for the year ended December 31, 2016 from $2.6 million for the year ended December 31, 2015. The favorable variance is primarily due to a purposeful reduction of certain advertising initiatives as management continues to align expense growth with revenue production.
FDIC insurance expense increased by $552,000, or 60.0%, to $1.5 million for the year ended December 31, 2016 from $920,000 for the year ended December 31, 2015. The increase in FDIC insurance expense is commensurate with the pricing changes made effective by the FDIC on July 1, 2016 (which negatively impacts FDIC-insured institutions with brokered deposits greater than 10% of total assets) and reflective of the Corporation’s growth in criticized and risk-weighted assets. Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most cost effective source of wholesale funds, in 2017 and beyond, we will purposefully let our brokered certificate of deposit portfolio mature and/or amortize down to less than 10% of total assets and replace it with the now more cost effective FHLB advances, as necessary, in order to lower our assessment rate in future periods.
During 2016, in accordance with the applicable accounting guidance, the Corporation recognized $3.3 million in nonrecurring expense due to impairment of a historic tax credit investment, which corresponded with the recognition of $3.8 million in tax credits, providing a net benefit to after-tax earnings of $450,000 for the year ended December 31, 2016. In addition, 2016 expenses included the recognition of $2.1 million in SBA recourse provision for estimated losses in the outstanding guaranteed portion of SBA loans sold. As a result of negative trends in credit quality at Alterra, the Corporation performed a proactive and rigorous eligibility review of its SBA loan guarantees during 2016. No SBA recourse provision was recognized for the same period in 2015. Changes to SBA recourse provision may be a source of non-interest expense volatility in future quarters.

Income Taxes
Income tax expense was $2.2 million for the year ended December 31, 2016, compared to $8.4 million for the year ended December 31, 2015 primarily due to the aforementioned recognition of a historic tax credit, as well as lower pre-tax income. The effective tax rate for the year ended December 31, 2016 was 12.6% compared to 33.7% for the year ended December 31, 2015. The Corporation’s effective tax rate may fluctuate as it is impacted by the level and timing of the Corporation’s utilization of tax credits, level of pre-tax income and the extent of tax-exempt investments and loans.

FINANCIAL CONDITION

General
At December 31, 2016 total assets were $1.781 billion, representing a decrease of $1.4 million, or 0.1%, from $1.782 billion at December 31, 2015. The decrease in total assets was primarily driven by a decrease in cash held at the Federal Reserve Bank (“FRB”) as the excess liquidity was deployed through investments in our loan and lease portfolio and security portfolio or otherwise absorbed through the amortization and/or maturity of brokered and in-market certificates of deposits.
Short-term investments
Short-term investments decreased by $36.0 million to $62.9 million at December 31, 2016 from $98.9 million at December 31, 2015. Short-term investments primarily consist of interest-bearing deposits held at the FRB, which decreased by $44.0 million to $40.9 million at December 31, 2016. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance-sheet liquidity program. Although the majority of short-term investments consist of deposits with the FRB, we also make investments in commercial paper and FDIC-insured certificates of deposit acquired through brokers. We approach decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are typically 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising rate environment. In general, the level of short-term investments is influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented and the level of our securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $6.7 million to $184.5 million at December 31, 2016 from $177.8 million at December 31, 2015. As of December 31, 2016, our total securities portfolio had a weighted average estimated maturity of approximately 3.30 years. The investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Banks. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold are guaranteed by the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Banks’ investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
As we evaluate the level of on-balance-sheet liquidity, we continue to purchase U.S. Government agency obligations, primarily those obligations issued by Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). We have structured these purchases to have final maturities within two to four years from the issue date. Some of the securities contain either quarterly or one-time call features. The maturity structure of our securities portfolio allows us to effectively manage the cash flows of these securities along with the collateralized mortgage obligations to be able to meet loan demand in the near future without the need to immediately borrow funds from various funding sources and proactively adjust the portfolio should interest rates rise materially within the next two to four years. Our management deems these securities to be creditworthy and believes they exhibit appropriate market yields for the risks assumed. We expect to continue to purchase these types of approved securities with appropriate maturity terms when they are available in the market.
The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility movements than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2016, we recognized unrealized holding losses of $912,000 before income taxes through other comprehensive income. These losses were the result of the increase in interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2016. We sold approximately $5.2 million of securities issued by government-sponsored enterprises during the year ended December 31, 2016 to proactively manage our securities portfolio to meet our long-term investment objectives. We recognized gains of approximately $10,000 on the sale of these securities. There were no sales of securities during the years ended December 31, 2015 and 2014. As of December 31, 2016 and 2015 no securities were classified as trading securities.
At December 31, 2016, $22.4 million of our mortgage-related securities were pledged to secure our various obligations, including outstanding advances or unused borrowing capacity with the FHLB and interest rate swap contracts.
The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$6,298	$6,295	$8,047	$8,017	$9,046	$8,965
Municipal obligations	8,246	8,156	4,278	4,283	573	578
Asset-backed securities	1,116	1,081	1,327	1,269	1,514	1,510
Collateralized mortgage obligations - government issued	30,936	31,213	43,845	44,543	67,740	68,874
Collateralized mortgage obligations - government-sponsored enterprises	99,865	99,148	82,707	82,436	64,763	64,771
	$146,461	$145,893	$140,204	$140,548	$143,636	$144,698

	As of December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,497	$1,494	$1,495	$1,485	$1,490	$1,473
Municipal obligations	21,173	21,157	16,038	16,365	16,088	16,155
Collateralized mortgage obligations - government issued	9,148	9,127	11,718	11,709	14,505	14,531
Collateralized mortgage obligations - government-sponsored enterprises	6,794	6,742	8,031	7,999	9,480	9,535
	$38,612	$38,520	$37,282	$37,558	$41,563	$41,694
U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the FHLMC and FNMA. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. Government. Collateralized mortgage obligations - government issued represent securities guaranteed by GNMA. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. As of December 31, 2016, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available for sale securities and the amortized cost of our held to maturity securities at December 31, 2016, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,302	8.80%	$2,993	1.35%	$—	—%	$—	—%	$6,295
Municipal obligations	1,230	0.70	6,633	1.13	293	1.13	—	—	8,156
Asset-backed securities	—	—	—	—	1,081	1.47	—	—	1,081
Collateralized mortgage obligations - government issued	—	—	64	4.20	13,159	3.08	17,990	2.41	31,213
Collateralized mortgage obligations - government-sponsored enterprises	—	—	5,555	2.08	52,177	1.83	41,416	1.61	99,148
	$4,532		$15,245		$66,710		$59,406		$145,893

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	—%	$1,497	1.07%	$—	—%	$—	—%	$1,497
Municipal obligations	—	—	5,614	1.98	13,994	2.10	1,565	2.64	21,173
Collateralized mortgage obligations - government issued	—	—	—	—	—	—	9,148	1.75	9,148
Collateralized mortgage obligations - government-sponsored enterprises	—	—	—	—	—	—	6,794	1.63	6,794
	$—		$7,111		$13,994		$17,507		$38,612
Derivative Activities
The Banks’ investment policies allow the Banks to participate in hedging strategies or use of financial futures, options, forward commitments or interest rate swaps with prior approval from the Board. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2016 and 2015, the Banks did not hold any derivative instruments that were designated as cash flow or fair value hedges. The derivative portfolio consists of interest rate swaps offered directly to qualified commercial borrowers, which allow the Banks to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Banks economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Banks to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked to market through earnings each period.
As of December 31, 2016, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $25.8 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between August 2018 and July 2027. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. All of these commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $352,000, included in accrued interest receivable and other assets as of December 31, 2016. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between August 2018 and July 2027. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our Banks and are reported as a derivative liability of $352,000. The value of these swaps was included in accrued interest payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2016.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $15.1 million, or 1.1%, to $1.430 billion at December 31, 2016 from $1.415 billion at December 31, 2015. While we continue to have a concentration in commercial real estate (“CRE”) loans, in general, our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. The overall mix of our portfolio remained fairly consistent in 2016 when compared to 2015, as approximately 65.1% and 63.1% of our loan and lease portfolio, respectively, was concentrated in CRE loans primarily in our owner-occupied and non-owner-occupied classes. Our CRE portfolio increased by $41.7 million, or 4.6%, to $945.9 million at December 31, 2016 from $904.2 million at December 31, 2015. As of December 31, 2016, approximately 18.7% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property. Our C&I portfolio decreased $21.9 million, or 4.6%, to $450.3 million at December 31, 2016 from $472.2 million at December 31, 2015 principally due to slower C&I lending demand with sluggish manufacturing growth across our Midwest markets combined with above average prepayment activity in our asset-based lending line of business. Consequently, a slight decline was noted in the C&I component of our portfolio mix as approximately 31.0% of our loan and lease portfolio was comprised of C&I loans at December 31, 2016, compared to 33.0% at December 31, 2015. We continue to emphasize actively pursuing C&I loans as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit and trust and investment relationships which generate additional fee revenue. While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. Although the pace of loan growth has slowed in recent quarters, even exclusive of the slowing of SBA loan production, we continue to expect our new loan and lease activity to adequately replace amortization and to continue to grow in future quarters.
Credit underwriting through a committee process is a key component of our operating philosophy. Business development officers have relatively low individual lending authority limits, and thus a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit or the related complexities of each proposal. In addition, we make every reasonable effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers or as other circumstances dictate.

The following table presents information concerning the composition of the Banks’ consolidated loans and leases receivable at the dates indicated.

	As of December 31,
	2016		2015		2014		2013		2012
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$176,459	12.2%	$176,322	12.3%	$163,884	12.8%	$141,164	14.4%	$144,988	15.9%
Commercial real estate — non-owner occupied	473,158	32.5	436,901	30.4	417,962	32.6	341,695	34.8	323,660	35.5
Land development	56,638	3.9	59,779	4.2	56,836	4.4	40,946	4.2	29,241	3.2
Construction	101,206	7.0	100,625	7.0	64,324	5.0	27,762	2.8	35,725	3.9
Multi-family	92,762	6.4	80,254	5.6	72,578	5.7	62,758	6.4	58,454	6.4
1-4 family	45,651	3.1	50,304	3.5	36,182	2.8	30,786	3.1	31,943	3.5
Total commercial real estate	945,874	65.1	904,185	63.1	811,766	63.3	645,111	65.7	624,011	68.4
Commercial and industrial	450,298	31.0	472,193	33.0	416,654	32.5	293,552	29.9	256,458	28.1
Direct financing leases, net	30,951	2.2	31,093	2.2	34,165	2.7	26,065	2.7	15,926	1.7
Consumer and other:
Home equity and second mortgage	8,412	0.6	8,237	0.6	7,866	0.6	5,272	0.5	4,642	0.5
Other	16,329	1.1	16,319	1.1	11,341	0.9	11,972	1.2	11,671	1.3
Total consumer and other	24,741	1.7	24,556	1.7	19,207	1.5	17,244	1.8	16,313	1.8
Total gross loans and leases receivable	1,451,864	100.0%	1,432,027	100.0%	1,281,792	100.0%	981,972	100.0%	912,708	100.0%
Less:
Allowance for loan and lease losses	20,912		16,316		14,329		13,901		15,400
Deferred loan fees	1,189		1,062		1,025		1,021		748
Loans and leases receivable, net	$1,429,763		$1,414,649		$1,266,438		$967,050		$896,560
The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2016.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$22,312	$98,058	$56,089	$176,459	$111,935	$42,212
Non-owner occupied	85,363	276,525	111,270	473,158	288,710	99,085
Land development	34,662	21,976	—	56,638	10,512	11,464
Construction	33,865	27,219	40,122	101,206	9,356	57,985
Multi-family	8,877	64,995	18,890	92,762	62,832	21,053
1-4 family	15,218	22,730	7,703	45,651	29,177	1,256
Commercial and industrial	149,924	231,904	68,470	450,298	104,073	196,301
Direct financing leases	745	26,163	4,043	30,951	30,206	—
Consumer and other	4,332	18,727	1,682	24,741	17,497	2,912
	$355,298	$788,297	$308,269	$1,451,864	$664,298	$432,268

Commercial Real Estate. The Banks originate owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of up to five years and amortizations of up to twenty-five years on existing commercial real estate and new construction. The Banks also originate loans to construct commercial properties and complete land development projects. The Banks’ construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant.
Commercial real estate lending typically involves larger loan principal amounts than residential mortgage loans or consumer loans and, therefore, have the potential for larger losses on a per loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.
Commercial and Industrial. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $450.3 million of commercial and industrial loans, including asset-based loans, outstanding as of December 31, 2016, $117.6 million were originated by FBCC, our asset-based lending subsidiary and $13.8 million were originated by FBF, our factored receivable business line. These asset-based loans, including accounts receivable purchased on a full recourse basis, are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. Asset-based loans secured by owner-occupied real estate amounted to $20.3 million as of December 31, 2016 and are included in the owner-occupied commercial real estate loan portfolio.
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
Small Business Administration. As an SBA Preferred Lender, the Banks originate loans partially guaranteed by the U.S. SBA to small businesses under the 7(a) Loan Program. Historically we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market and retained the non-guaranteed portion. As of December 31, 2016, the Corporation’s ownership of SBA loans that were included in the commercial and industrial loan portfolio was $49.0 million, while the amount included in the commercial real estate loan portfolio was $13.1 million.
Direct Financing Leases. Direct financing leases initiated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.
FBEF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in a level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, FBEF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, when available, valuations by independent appraisers, adjusted for known trends.
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
Consumer and Other. The Banks originate a small amount of consumer loans consisting of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Banks.

Asset Quality

Non-performing loans increased $2.9 million, or 13.0%, to $25.2 million at December 31, 2016 compared to $22.3 million at December 31, 2015.
Our total impaired assets consisted of the following as of the dates indicated.

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$2,223	$2,907	$500	$339	$769
Commercial real estate – non-owner occupied	1,609	1,678	286	283	2,871
Land development	3,440	4,393	4,932	5,422	4,946
Construction	2,918	397	—	—	—
Multi-family	—	2	17	31	46
1-4 family	1,937	2,550	690	521	1,006
Total non-accrual commercial real estate	12,127	11,927	6,425	6,596	9,638
Commercial and industrial	12,463	9,136	2,318	8,011	2,842
Direct financing leases, net	—	38	—	—	—
Consumer and other:
Home equity and second mortgage	—	542	329	453	612
Other	604	655	720	795	1,030
Total non-accrual consumer and other loans	604	1,197	1,049	1,248	1,642
Total non-accrual loans and leases	25,194	22,298	9,792	15,855	14,122
Foreclosed properties, net	1,472	1,677	1,693	333	1,574
Total non-performing assets	26,666	23,975	11,485	16,188	15,696
Performing troubled debt restructurings	717	1,735	2,003	371	1,105
Total impaired assets	$27,383	$25,710	$13,488	$16,559	$16,801

Total non-accrual loans and leases to gross loans and leases	1.74%	1.56%	1.61%	1.55%	2.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.83%	1.67%	1.65%	1.72%	2.81%
Total non-performing assets to total assets	1.50%	1.35%	1.28%	1.28%	2.04%
Allowance for loan and lease losses to gross loans and leases	1.44%	1.14%	1.42%	1.69%	1.66%
Allowance for loan and lease losses to non-accrual loans and leases	83.00%	73.17%	87.68%	109.05%	65.03%

As of December 31, 2016 and 2015, $12.8 million and $16.2 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $26.7 million, or 1.50% of total assets, as of December 31, 2016, an increase in non-performing assets of 11.2%, or $2.7 million, from December 31, 2015. Impaired loans and leases as of December 31, 2016 and 2015 also included $717,000 and $1.7 million of loans that are performing troubled debt restructurings which are considered impaired, due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.
A summary of the 2016 non-accrual loan and lease activity is as follows:

(In Thousands)
Non-accrual loans and leases as of December 31, 2015	$22,298
Loans and leases transferred into non-accrual status	15,228
Accretion of the fair value discount on purchased credit-impaired loans	129
Non-accrual loans and leases returned to accrual status	(454)
Non-accrual loans and leases partially or fully charged-off	(3,594)
Cash received and applied to principal of non-accrual loans and leases	(8,413)
Non-accrual loans and leases as of December 31, 2016	$25,194

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets increased to 1.50% at December 31, 2016 from 1.35% at December 31, 2015. In the second and third quarters of 2016, deterioration in particular credits originated at Alterra had an impact on the Corporation’s loan loss provision and non-performing asset levels at December 31, 2016. Subsequently, management enhanced policies, processes, controls, training, talent and reporting structures to ensure future lending meets the high standards long established within the First Business franchise. This increase was partially offset by cash collections on previously identified impaired loans. Total non-performing assets to total loans and leases and foreclosed properties as of December 31, 2016 and December 31, 2015 were 1.83% and 1.67%, respectively.
As of December 31, 2016, our direct exposure to the energy sector consisted of $6.7 million in loans and leases receivable, or 0.46% of total gross loans and leases receivable, with no remaining unfunded commitments. This reflects a decrease of $3.3 million, or 33.4%, compared to December 31, 2015 entirely due to payments received. These loans are likely to be adversely affected by a severe and/or prolonged downturn in oil and gas prices. The associated reserve for loan and lease losses related to this portfolio was 34.76% of total energy sector loans at December 31, 2016. Of this population, $5.7 million was considered non-performing as of December 31, 2016. After considering specific reserves, management believes the portfolio is adequately collateralized as of the end of the reporting period.
We monitor early stage delinquencies to provide insight into potential future problems. As of December 31, 2016, the payment performance did not point to any new areas of concern, as approximately 98.8% of the total loan and lease portfolio was in a current payment status. We also monitor our asset quality through our established categories as defined in Note 4 of our Consolidated Financial Statements. The overall dollar amount and percentage increase in non-performing loans in 2016 compared to 2015 is primarily attributable to deterioration in our Alterra loan portfolio. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks.
In 2016, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

Additional information about impaired loans as of and for the years indicated was as follows:

	As of December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Impaired loans and leases with no impairment reserves	$14,033	$15,175	$11,270	$8,200	$11,006
Impaired loans and leases with impairment reserves required	11,878	8,858	525	8,026	4,221
Total impaired loans and leases	25,911	24,033	11,795	16,226	15,227
Less:
Impairment reserve (included in allowance for loan and lease losses)	5,599	1,113	290	402	1,517
Net impaired loans and leases	$20,312	$22,920	$11,505	$15,824	$13,710
Average impaired loans and leases	$22,986	$11,443	$14,474	$12,084	$17,945

	For the years ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Interest income attributable to impaired loans and leases	$1,617	$750	$870	$887	$1,432
Less: Interest income recognized on impaired loans and leases	614	87	740	221	321
Net foregone interest income on impaired loans and leases	$1,003	$663	$130	$666	$1,111

Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals as appropriate. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2016. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future, which may require additional charge-offs or specific reserves to be recorded. Smaller balance (individually less than $50,000) loans are collectively evaluated for impairment as allowed under applicable accounting standards.
Foreclosed properties are recorded at the lower of cost or net realizable value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan and lease losses prior to the transfer to foreclosed property. The fair value is based on an appraisal, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or a verifiable offer to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $1.5 million as of December 31, 2016, compared to $1.7 million as of December 31, 2015. We recorded impairment losses of approximately $7,000, $36,000 and $4,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Net loss on sales of existing foreclosed property inventory was $115,000 for the year ended December 31, 2016 and net gains were $207,000 and $14,000 for the years ended December 31, 2015 and 2014, respectively. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim ownership rights to the properties.

A summary of foreclosed properties activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance at the beginning of the period	$1,677	$1,693	$333
Foreclosed properties acquired in acquisition, at fair value	—	—	1,605
Transfer of loans to foreclosed properties, at lower of cost or fair value	—	341	—
Impairment adjustments	(7)	(36)	(4)
Net book value of properties sold	(198)	(321)	(241)
Balance at the end of the period	$1,472	$1,677	$1,693

Allowance for Loan and Lease Losses

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.44% as of December 31, 2016 and 1.14% as of December 31, 2015. Non-accrual loans and leases as a percentage of gross loans and leases increased to 1.74% at December 31, 2016 compared to 1.56% at December 31, 2015. This increase is primarily due to deterioration that occurred in the second and third quarters of 2016 in particular credits originated at Alterra. During the year ended December 31, 2016, we recorded net charge-offs on impaired loans and leases of approximately $3.2 million, which included $3.6 million of charge-offs and $372,000 of recoveries. During the year ended December 31, 2015, we recorded net charge-offs on impaired loans and leases of approximately $1.4 million, which included $1.5 million of charge-offs and $114,000 of recoveries.
As of December 31, 2016 and 2015, our allowance for loan and lease losses to total non-accrual loans and leases was 83.00% and 73.17%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2016.
To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments with similar risk characteristics. First, we evaluate loans and leases for potential impairment classification. We analyze each loan and lease identified as impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. For each segment of loans and leases that has not been individually evaluated, management segregates the Banks’ loss factors into a quantitative general reserve component based on historical loss rates throughout the defined look back period. During 2015, based on the results of our continuous risk assessment and monitoring process, we lengthened the look back period from three years to eight years. This methodology enhancement was implemented to more accurately reflect the estimate of incurred losses for the collectively evaluated loans as of the balance sheet date. The allowance for loan and lease losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers the loss to the charge-off of that loss). During 2015, this methodology was enhanced by estimating the loss emergence period using a more granular approach of analyzing each component of the loss emergence period. The collective impact of these enhancements was not significant. The methodology also focuses on evaluation of several qualitative factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries and other qualitative factors that could affect credit losses.

When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. When estimated proceeds from the sales of property securing collateral dependent loans are deemed insufficient to repay the related debt, we confirm our inability to receive our entire contractual principal. Many of the impaired loans as of December 31, 2016 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
As a result of our review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $20.9 million, or 1.44% of gross loans and leases, at December 31, 2016. Taking into consideration net charge-offs of $3.2 million, the required provision for loan and lease losses was $7.8 million for the year ended December 31, 2016. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Allowance at beginning of period	$16,316	$14,329	$13,901	$15,400	$14,155
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(41)	—	—	—	(113)
Commercial real estate — non-owner occupied	—	(653)	(631)	(792)	—
Construction and land development	(948)	—	—	(71)	(47)
Multi-family	—	—	—	—	(130)
1-4 family	(205)	(120)	—	(33)	(322)
Commercial and industrial	(2,273)	(701)	(600)	(14)	(2,739)
Direct financing leases	—	—	—	—	—
Consumer and other
Home equity and second mortgage	(114)	(32)	—	—	(72)
Other	(13)	(7)	(2)	(4)	(56)
Total charge-offs	(3,594)	(1,513)	(1,233)	(914)	(3,479)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	—	2	8	1	5
Commercial real estate — non-owner occupied	74	—	5	61	192
Construction and land development	129	70	—	281	101
Multi-family	—	—	14	—	—
1-4 family	71	32	17	10	77
Commercial and industrial	91	5	369	11	66
Direct financing leases	—	—	—	5	—
Consumer and other
Home equity and second mortgage	4	4	12	5	11
Other	3	1	—	—	29
Total recoveries	372	114	425	374	481
Net charge-offs	(3,222)	(1,399)	(808)	(540)	(2,998)
Provision for loan and lease losses	7,818	3,386	1,236	(959)	4,243
Allowance at end of period	$20,912	$16,316	$14,329	$13,901	$15,400
Net charge-offs as a percent of average gross loans and leases	0.22%	0.10%	0.08%	0.06%	0.35%

We review our methodology and periodically adjust allocation percentages of allowance by segment, as reflected in the following table. Within the specific categories, certain loans or leases have been identified for specific reserve allocations as well as the whole category of that loan type or lease being reviewed for a general reserve based on the foregoing analysis of trends and overall balance growth within that category.

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.  The allocation of allowance by segment is management’s best estimate of the inherent risk in the respective loan segments. Despite the specific allocation noted in the table below, the entire allowance is available to cover any loss.

	As of December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan and Lease Losses	% of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	% of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	% of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	% of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Loan and lease segments:
Commercial real estate	$12,384	65.1%	$11,220	63.1%	$8,619	63.3%	$9,055	65.7%	$10,693	68.4%
Commercial and industrial	7,970	33.2%	4,387	35.2%	5,492	35.2%	4,573	32.5%	4,336	29.8%
Consumer and other	558	1.7%	709	1.7%	218	1.5%	273	1.7%	371	1.8%
Total	$20,912	100.0%	$16,316	100.0%	$14,329	100.0%	$13,901	100.0%	$15,400	100.0%

Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions and other factors as of December 31, 2016, there can be no assurance that future adjustments to the allowance will not be necessary.
Deposits
As of December 31, 2016, deposits decreased by $38.4 million to $1.539 billion from $1.577 billion at December 31, 2015. The decrease in deposits was primarily due to a decrease in the level of wholesale deposits, specifically brokered certificates of deposit and deposits gathered through internet deposit listing services, which declined by $70.8 million to $416.7 million at December 31, 2016 from $487.5 million at December 31, 2015. This decrease was partially offset by our commercial services team’s continued success in attracting and expanding in-market non-interest bearing and interest-bearing demand deposits through new business relationships and increased client deposit balances.
Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most cost effective source of wholesale funds, in 2017 and beyond we will purposefully let our brokered certificate of deposit portfolio mature and/or amortize down to less than 10% of total assets and replenish with the now more cost effective FHLB advances in order to lower our FDIC assessment rate in future periods.
The following table presents the composition of the Banks’ consolidated deposits at the dates indicated.

	As of December 31,
	2016		2015		2014		2013		2012
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$252,638	16.4%	$231,199	14.7%	$204,328	14.2%	$151,275	13.4%	$161,985	14.8%
Interest-bearing transaction accounts	183,992	12.0	165,921	10.5	104,199	7.2	77,004	6.8	43,542	4.0
Money market accounts	627,090	40.7	612,642	38.8	575,766	40.0	456,065	40.4	443,743	40.6
Certificates of deposit	58,454	3.8	79,986	5.1	126,635	8.8	51,979	4.6	68,599	6.3
Wholesale deposits	416,681	27.1	487,483	30.9	427,340	29.8	393,532	34.8	374,385	34.3
Total deposits	1,538,855	100.0%	1,577,231	100.0%	1,438,268	100.0%	1,129,855	100.0%	1,092,254	100.0%
Deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships. Deposits continue to be the primary source of the Banks’ funding for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors and the interest rates charged on other sources of funds, among other factors.
Our strategic efforts continue to be focused on adding in-market relationships, specifically transaction deposit accounts. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Banks’ in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average deposits for the year ended December 31, 2016, approximately $1.124 billion, or 70.6%, were considered in-market deposits. This compares to average in-market deposits of $1.047 billion, or 69.9%, for 2015. Refer to Note 8 - Deposits in our Consolidated Financial Statements for additional information regarding our deposit composition.
The following table sets forth the amount and maturities of the Banks’ certificates of deposit and wholesale deposits at December 31, 2016.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$28,145	$18,825	$27,848	$9,664	$84,482
1.00% to 1.99%	9,275	22,662	34,060	255,644	321,641
2.00% to 2.99%	—	4,800	—	64,212	69,012
	$37,420	$46,287	$61,908	$329,520	$475,135
At December 31, 2016, time deposits included $8.9 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $2.8 million are scheduled to mature in three months or less, $1.5 million in greater than three through six months, $1.3 million in greater than six through twelve months and $3.3 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2016, $145.6 million are scheduled to mature in 2017, $123.1 million in 2018, $68.1 million in 2019, $85.2 million in 2020, $21.5 million in 2021 and $31.6 million thereafter. As of December 31, 2016, we have $61.5 million of wholesale certificates of deposit which the Banks have the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 2-18 years with options to call after the first six to twelve months of issuing the certificates with monthly, quarterly or semi-annually call options thereafter.

Borrowings
We had total borrowings of $69.7 million as of December 31, 2016, an increase of $25.0 million, or 55.8%, from $44.7 million at December 31, 2015. The primary reason for the increase in borrowings was due to the increase in FHLB advances consistent with our funding philosophy to match-fund long-term fixed rate loans with the most efficient and cost effective source of wholesale funds.
We expect the balance of FHLB advances to increase in future periods as we continue to reduce our brokered certificate of deposit portfolio to help reduce the recent increase in our FDIC insurance assessment rate resulting from the FDIC’s revised methodology made effective July 1, 2016. Our operating range of ending wholesale funds to ending total Bank funding is 30%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total Bank funding is defined as total deposits plus FHLB advances. At December 31, 2016, the ratio of wholesale funds to total Bank funding was 28.6%. We will use FHLB advances in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds.
The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2016			December 31, 2015			December 31, 2014
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$178	0.92%	$—	$237	0.86%	$—	$237	0.82%
FHLB advances	33,578	14,485	0.97	8,198	14,779	0.75	9,383	5,017	0.45
Other borrowings	2,590	1,739	7.64	1,592	678	9.66	675	76	7.91
Line of credit	1,010	2,079	3.26	2,510	1,619	3.18	1,010	13	3.30
Subordinated notes payable	22,498	22,467	7.13	22,440	22,410	7.14	22,383	13,058	7.40
Junior subordinated notes	10,004	9,997	11.07	9,990	9,982	11.14	9,976	9,968	11.16
	$69,680	$50,945	6.03	$44,730	$49,705	5.94	$43,427	$28,369	6.78

Short-term borrowings	$20,588			$7,010			$2,010
Long-term borrowings	49,092			37,720			42,299
	$69,680			$44,730			$44,309
The following table sets forth maximum amounts outstanding at each month-end for specific types of short-term borrowings for the periods indicated. The maximum month-end balance has been the result of using advances with original maturities of up to 30 days to accommodate the orderly issuance of permanent wholesale funds, either in the form of brokered certificates of deposit or FHLB advances.

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Maximum month-end balance:
FHLB advances	$45,500	$29,000	$26,000
Stockholders’ Equity
As of December 31, 2016, stockholders’ equity was $161.7 million, or 9.1% of total assets, compared to stockholders’ equity of $150.8 million, or 8.5% of total assets, as of December 31, 2015. Stockholders’ equity increased by $10.8 million during the year ended December 31, 2016 attributable to net income of $14.9 million for the year ended December 31, 2016, partially offset by dividend declarations of $4.2 million.

Non-bank Consolidated Subsidiaries
First Madison Investment Corp. FMIC is a wholly-owned operating subsidiary of FBB incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $153.0 million at December 31, 2016. FMIC had net income of $1.6 million for the year ended December 31, 2016. This compares to a total investment of $151.5 million at December 31, 2015 and net income of $1.5 million for the year ended December 31, 2015.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based financing company established to meet the financing needs of companies that are generally unable to obtain traditional commercial lending products. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged or undergoing a turn-around period. Through its FBF division, FBCC purchases accounts receivable on a full recourse basis as one additional alternative to meet the financing needs of its client base. FBB’s investment in FBCC at December 31, 2016 was $35.5 million, gross loans outstanding were $151.6 million and net income for the year ended December 31, 2016 was $4.6 million. This compares to a total investment of $30.8 million, gross loans of $174.9 million and net income of $3.5 million at and for the year ended December 31, 2015.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small- and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2016 was $7.1 million, gross loans and leases outstanding were $42.5 million and FBEF had net loss of $98,000 for the year ended December 31, 2016. This compares to a total investment of $7.2 million, gross loans and leases outstanding of $46.8 million and net income of $342,000 at and for the year ended December 31, 2015.
Rimrock Road Investment Fund, LLC. Rimrock, formerly known as FBB Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits. FBB’s total investment in Rimrock at December 31, 2016 was $2.8 million and Rimrock had net income of $1,000 for the year ended December 31, 2016. This compares to a total investment of $2.8 million and a net income of $249,000 at and for the year ended December 31, 2015.
FBB-Milwaukee Real Estate, LLC. FBBMRE is a wholly-owned subsidiary of FBB – Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $10,000 at December 31, 2016 and 2015 and FBBMRE had no income or loss for the years ended December 31, 2016 and 2015.
BOC Investment, LLC. BOC is a wholly-owned subsidiary of FBB and was formed in 2015 for the purpose of holding its equity investment in a Madison, Wisconsin historic development project. The investment provides federal historic tax credits upon the completion of the restoration project. FBB’s total investment in BOC at December 31, 2016 was $3.9 million and BOC had net income of $422,000 for the year ended December 31, 2016. This compares to a total investment of $578,000 and no net income at and for the year ended December 31, 2015.
Mitchell Street Apartments Investment, LLC. Mitchell is a wholly-owned subsidiary of FBB and was formed in 2016 for the purpose of holding its equity investment in a Milwaukee, Wisconsin historic development project. The investment provides federal historic tax credits upon the completion of the restoration project. FBB’s total investment in Mitchell at December 31, 2016 was $563,000 and Mitchell had no net income for the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES
We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2016 were the interest payments due on subordinated and junior subordinated notes. During 2016 and 2015, FBB declared and paid dividends totaling $13.5 million and $7.0 million, respectively. The capital ratios of the Corporation and its subsidiaries met all applicable regulatory capital adequacy requirements in effect on December 31, 2016, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that went into effect January 1, 2016. The Corporation’s and the Banks’ respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of December 31, 2016 and 2015, our immediate on-balance-sheet liquidity was $544.7 million and $336.0 million, respectively. The significant increase in immediate on-balance sheet liquidity is the direct result of the Banks’ ability to now pledge qualified commercial loans to the FHLB as collateral, pursuant to the amended Advances, Collateral Pledge, and Security Agreement executed in 2016.
At December 31, 2016 and 2015, the Banks had $40.9 million and $84.9 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
We had $450.3 million of outstanding wholesale funds at December 31, 2016, compared to $495.7 million of wholesale funds as of December 31, 2015, which represented 28.6% and 31.3%, respectively, of ending balance total Bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total Bank funding is defined as total deposits plus FHLB advances. We are committed to our continued efforts to raise in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Banks limit the percentage of wholesale funds to total Bank funds in accordance with liquidity policies approved by their respective Boards of Directors. The Corporation’s overall operating range of wholesale funds to total Bank funds is 30%-40%. The Banks were in compliance with their respective policy limits as of December 31, 2016 and 2015.

The Banks were able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2016. In the event that there is a disruption in the availability of wholesale funds at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2016, the available liquidity was in excess of the stated policy minimum. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2016, operating activities resulted in a net cash inflow of $26.2 million. Operating cash flows included net income of $14.9 million. Net cash used in investing activities for the year ended December 31, 2016 was $44.3 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash used in financing activities for the year ended December 31, 2016 was $17.9 million primarily from net decreases in deposits, partially offset by cash inflows from FHLB advances.
Refer to Note 10 - Stockholders’ Equity and Regulatory Capital for a summary of the Corporation’s and the Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2016 and 2015.

OFF-BALANCE-SHEET ARRANGEMENTS
Commitments
As of December 31, 2016, the Banks had outstanding commitments to originate $539.1 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $11.8 million. As of December 31, 2016, the Banks had $288.0 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2016. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management, as described further in Note 17 – Derivative Financial Instruments to the Consolidated Financial Statements.
Additionally the Corporation has remaining commitments of $960,000 to Aldine Capital Fund, LP (“Aldine”) and $2.0 million to Aldine Capital Fund II, LP (“Aldine II”), which are private equity mezzanine funding limited partnerships in which we have invested. Aldine began its operations in October 2006 and Aldine II began its operations in March 2013.
We believe adequate capital and liquidity are available from various sources to fund projected commitments.

Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2016:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In Thousands)
Operating lease obligations	$1,253	$2,116	$1,964	$4,932	$10,265
Time deposits	145,615	191,224	106,649	31,647	475,135
Line of credit	1,010	—	—	—	1,010
Subordinated notes payable	—	—	—	22,498	22,498
Junior subordinated notes	—	—	—	10,004	10,004
FHLB advances	19,500	14,078	—	—	33,578
Other borrowings	—	1,915	—	675	2,590
Total contractual obligations	$167,378	$209,333	$108,613	$69,756	$555,080
SBA Recourse
In the ordinary course of business, the Corporation sells the guaranteed portion of SBA loans to third parties. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty.
Management has assessed the estimated losses inherent in the outstanding guaranteed portion of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.7 million at December 31, 2016. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. See Note 18 – Commitments and Contingencies for additional information on the SBA recourse reserve.

2015 COMPARED TO 2014
Top Line Revenue
In 2015, top line revenue increased by approximately 34.5% from the prior year primarily due to a full year’s contribution from Alterra.
Top line revenue in 2014, including two months’ contribution from Alterra, increased 11.2% compared to 2013 due to an 11.6% increase in average loans and leases and a two basis point increase in net interest margin. Further, non-interest income benefited from the introduction of gains on the sale of SBA loans, as well as an 18.1% increase in trust and investment services fee income.
Return on Average Assets and Return on Average Equity
ROAA was 0.97% for the year ended December 31, 2015 compared to 1.04% for the year ended December 31, 2014. The decrease in ROAA can be attributed to average asset growth exceeding net income growth. Total average assets increased 24.7% in 2015 compared to 2014, while net income increased 16.8% during the same time period. The increase in net income was principally due to improved net interest income and non-interest income, partially offset by an increase in the provision for loan and lease losses and by an increase in non-interest expense to support strategic investments in talent and technology.
ROAE for the year ended December 31, 2015 was 11.36% compared to 11.78% for the year ended December 31, 2014. The primary reasons for the decrease in ROAE are consistent with the net income variance explanations discussed above. In addition, we had a larger average equity base in 2015 compared to 2014 principally due to the acquisition of Alterra on November 1, 2014 and the corresponding issuance of 720,162 shares of common stock on a post-split basis as a portion of consideration paid in the transaction.

Net Interest Income

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
The overall weighted average rate paid on interest-bearing liabilities was 1.04% for the year ended December 31, 2015, a decrease of 3 basis points from 1.07% for the year ended December 31, 2014. The decrease in the overall rate paid on interest-bearing liabilities was primarily caused by a decrease in rate paid on our wholesale deposits as well as our in-market certificates of deposit. The continued low rate environment combined with the maturity structure of our wholesale certificates of deposit provided us the opportunity to manage our liability structure in both maturity terms and rate to deliver a similar net interest margin during 2015 relative to 2014. Further, our continued success of attracting in-market non-interest bearing demand deposits through new business relationships and increased client deposit balances contributed to the overall decline in our cost of funds. This decrease was partially offset by an unfavorable rate and volume variance on money market accounts and by the addition of other borrowings resulting from the $15.0 million of subordinated debt issued on August 26, 2014 and $9.0 million of FHLB advances assumed in the Alterra acquisition, both at rates that are significantly higher than our average cost of funds. Average in-market deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - increased 32.2% to $1.047 billion for the year ended December 31, 2015 from $791.8 million for the year ended December 31, 2014.
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
Gain on sale of SBA loans for the year ended December 31, 2015 totaled $4.0 million, an increase of $3.7 million from the same period in 2014, attributable to growth in our Kansas City market, expansion of our SBA lending platform into our Wisconsin markets and a full year’s contribution from Alterra.
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
Other non-interest income increased by $1.0 million to $1.4 million for the year ended December 31, 2015, compared to $369,000 for the year ended December 31, 2014. The increase in other income was primarily due to gains recognized on the termination of leased assets, income recognized from our investment in various Community Development Entities and the amortization of the reserve for unfunded commitments resulting from the fair value purchase accounting adjustments associated with the acquisition of Alterra. For the year ended December 31, 2015, we recognized $458,000 in non-interest income due to the amortization of the reserve as the associated loans have fully funded, renewed or matured.

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
Professional fees expense increased by $1.5 million, or 43.7%, to $4.9 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014. In addition to the increase related to a full year’s contribution from Alterra, the overall increase primarily reflects our 2015 strategy to invest in technology-based corporate initiatives to drive operational efficiency. For the year ended December 31, 2015, professional fees specifically related to IT projects increased $922,000. In addition, fees paid to other outside service providers increased $536,000 primarily due to temp-to-hire employees required to support our strategic IT initiatives, while fees paid for audit assurance and tax compliance increased by $356,000. The largest remaining item in the variance was an increase in recruiting expenses related to our ongoing investment in attracting talent, offset by a decrease in merger-related costs of $879,000.
Marketing expense increased by $923,000, or 55.5%, to $2.6 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The addition of Alterra and related expansion of our marketing efforts into new geographic regions was the primary driver of the increase.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the financial position or results of operations for FBFS. Actual results could differ from those estimates. Discussed below are certain policies that are critical to FBFS. We view critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.
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
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2016 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test in July 2016, utilizing a qualitative assessment, and concluded that it is more likely than not that Alterra’s estimated fair value exceeded its carrying value. Due to continued credit deterioration at Alterra and management’s decision to temporarily slow SBA production while investments to enhance the platform are made, management elected to again assess goodwill in November 2016 by comparing the fair value of Alterra to its carrying value. Based on this assessment, management concluded that there was no evidence of goodwill impairment. There were no events since the November 2016 impairment test that have changed the Corporation's impairment assessment conclusion. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 6 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
Income Taxes. FBFS and its wholly owned subsidiaries file a consolidated federal income tax return, a combined Wisconsin state tax return and a Kansas state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analysis of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences, and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We have made our best estimate of valuation allowances utilizing positive and negative evidence and evaluation of sources of taxable income including availability of taxable income in prior years to carry back any losses, tax planning strategies and expected reversals of timing differences to determine if valuation allowances were needed for deferred tax assets. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations. The Corporation believes the tax assets and liabilities are properly recorded in the Consolidated Financial Statements. See also Note 16 – Income Taxes in the Consolidated Financial Statements.
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
We use two techniques to measure interest rate risk. The first is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a parallel, instantaneous and sustained change in interest rates. Key assumptions include:

•	the behavior of interest rates and pricing spreads;

•	the changes in product balances; and

•	the behavior of loan and deposit clients in different rate environments.
This analysis incorporates several assumptions, the most material of which relate to the re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
The sensitivity analysis included below is measured as a percentage change in net interest income for the next 12 months due to instantaneous movements in benchmark interest rates from a baseline scenario. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

	Impact on Net Interest Income as of December 31,
Instantaneous Rate Change in Basis Points	2016	2015
Down 50	0.01%	(2.82)%
No Change	—%	—%
Up 100	5.34%	2.30%
Up 200	10.95%	8.22%
The earnings simulation analysis does not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movement. For that reason and others, they do not reflect the likely actual results but serve as conservative estimates of interest rate risk. This simulation analysis is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2016, our interest-bearing liabilities have the general characteristics that will allow them to reprice faster than interest-earning assets over the next 12 months while our interest-earning assets will reprice faster than interest-bearing-liabilities thereafter. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization.
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Wholesale certificates of deposit and FHLB advances are a significant source of our funding and we use a variety of maturities to augment our management of interest rate exposure. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and ability to utilize such instruments should they be appropriate to manage interest rate exposure.
The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2016
	Within 3 Months	3-12 Months	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Assets:
Short-term investments	$61,941	$—	$980	$—	$62,921
Investment securities	8,395	16,536	143,267	16,148	184,346
Commercial loans	211,799	28,226	83,867	10,296	334,188
Real estate loans	343,584	92,890	365,379	120,853	922,706
Asset-based loans	151,872	—	—	—	151,872
Lease receivables	829	3,864	13,907	1,216	19,816
Consumer loans	1,217	337	655	—	2,209
Total earning assets(1)	$779,637	$141,853	$608,055	$148,513	$1,678,058
Liabilities:
Interest-bearing transaction	$183,992	$—	$—	$—	$183,992
Money market accounts	627,090	—	—	—	627,090
Time deposits under $250,000	23,611	116,461	295,313	31,647	467,032
Time deposits $250,000 and over	2,516	2,554	3,033	—	8,103
FHLB advances	78	19,500	14,000	—	33,578
Short-term borrowings	1,010	—	—	—	1,010
Long-term debt(2)	9,841	—	15,675	10,315	35,831
Total interest-bearing liabilities	$848,138	$138,515	$328,021	$41,962	$1,356,636
Interest rate gap	$(68,501)	$3,338	$280,034	$106,551	$321,422
Cumulative interest rate gap	$(68,501)	$(65,163)	$214,871	$321,422
Cumulative interest rate gap to total earning assets	(4.08)%	(3.88)%	12.80%	19.15%

(1)	Excludes non-interest sensitive balances and balances with indeterminate maturities.

(2)	Excludes debt issuance costs.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,596	$14,640
Short-term investments	62,921	98,924
Cash and cash equivalents	77,517	113,564
Securities available-for-sale, at fair value	145,893	140,548
Securities held-to-maturity, at amortized cost	38,612	37,282
Loans held for sale	1,111	2,702
Loans and leases receivable, net of allowance for loan and lease losses of $20,912 and $16,316, respectively	1,429,763	1,414,649
Premises and equipment, net	3,772	3,954
Foreclosed properties	1,472	1,677
Bank-owned life insurance	39,048	28,298
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,131	2,843
Goodwill and other intangible assets	12,773	12,493
Accrued interest receivable and other assets	28,607	24,071
Total assets	$1,780,699	$1,782,081
Liabilities and Stockholders’ Equity
Deposits	$1,538,855	$1,577,231
Federal Home Loan Bank advances and other borrowings	59,676	34,740
Junior subordinated notes	10,004	9,990
Accrued interest payable and other liabilities	10,514	9,288
Total liabilities	1,619,049	1,631,249
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,959,239 and 8,922,375 shares issued, 8,715,856 and 8,699,410 shares outstanding at December 31, 2016 and 2015, respectively	90	89
Additional paid-in capital	77,542	76,549
Retained earnings	91,317	80,584
Accumulated other comprehensive loss	(522)	(80)
Treasury stock (243,383 and 222,965 shares at December 31, 2016 and 2015, respectively), at cost	(6,777)	(6,310)
Total stockholders’ equity	161,650	150,832
Total liabilities and stockholders’ equity	$1,780,699	$1,782,081
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$74,627	$69,135	$54,047
Securities income	2,845	2,962	3,342
Short-term investments	645	374	312
Total interest income	78,117	72,471	57,701
Interest expense
Deposits	11,716	10,877	9,470
Federal Home Loan Bank advances and other borrowings	1,958	1,842	989
Junior subordinated notes	1,115	1,112	1,112
Total interest expense	14,789	13,831	11,571
Net interest income	63,328	58,640	46,130
Provision for loan and lease losses	7,818	3,386	1,236
Net interest income after provision for loan and lease losses	55,510	55,254	44,894
Non-interest income
Trust and investment services fee income	5,356	4,954	4,434
Gain on sale of Small Business Administration loans	4,400	3,999	318
Gain on sale of residential mortgage loans	590	729	74
Service charges on deposits	2,990	2,812	2,469
Loan fees	2,430	2,187	1,577
Increase in cash surrender value of bank-owned life insurance	974	960	862
Other non-interest income	1,248	1,370	369
Total non-interest income	17,988	17,011	10,103
Non-interest expense
Compensation	31,545	28,543	21,477
Occupancy	2,019	1,973	1,391
Professional fees	4,031	4,893	3,405
Data processing	3,298	2,378	1,710
Marketing	2,338	2,585	1,662
Equipment	1,189	1,230	650
FDIC insurance	1,472	920	758
Collateral liquidation costs	262	472	320
Net loss (gain) on foreclosed properties	122	(171)	(10)
Impairment of tax credit investments	3,691	—	—
SBA recourse provision	2,068	—	—
Other non-interest expense	4,398	4,551	2,412
Total non-interest expense	56,433	47,374	33,775
Income before income tax expense	17,065	24,891	21,222
Income tax expense	2,156	8,377	7,083
Net income	$14,909	$16,514	$14,139
Earnings per common share:
Basic	$1.71	$1.90	$1.76
Diluted	1.71	1.90	1.75
Dividends declared per share	0.48	0.44	0.42
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Net income	$14,909	$16,514	$14,139
Other comprehensive (loss) income, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(912)	(719)	1,619
Securities held-to-maturity:
Unrealized losses transferred during the period	—	—	(874)
Amortization of net unrealized losses transferred from available-for-sale	159	233	167
Income tax benefit (expense)	311	188	(352)
Total other comprehensive (loss) income	(442)	(298)	560
Comprehensive income	$14,467	$16,216	$14,699
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2013	7,887,994	$41	$56,002	$57,143	$(342)	$(3,569)	$109,275
Net income	—	—	—	14,139	—	—	14,139
Other comprehensive income	—	—	—	—	560	—	560
Issuance of common stock	720,162	3	16,554	—	—	—	16,557
Exercise of stock options	78,000	1	936	—	—	—	937
Share-based compensation - restricted shares	64,522	—	887	—	—	—	887
Share-based compensation - tax benefits	—	—	584	—	—	—	584
Cash dividends ($0.42 per share)	—	—	—	(3,396)	—	—	(3,396)
Treasury stock purchased	(78,824)	—	—	—	—	(1,795)	(1,795)
Balance at December 31, 2014	8,671,854	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	16,514	—	—	16,514
Other comprehensive loss	—	—	—	—	(298)	—	(298)
Common stock dividends	—	44	(44)	—	—	—	—
Exercise of stock options	24,000	—	300	—	—	—	300
Share-based compensation - restricted shares	45,347	—	1,063	—	—	—	1,063
Share-based compensation - tax benefits	—	—	267	—	—	—	267
Cash dividends ($0.44 per share)	—	—	—	(3,816)	—	—	(3,816)
Treasury stock purchased	(41,791)	—	—	—	—	(946)	(946)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	14,909	—	—	14,909
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Share-based compensation - restricted shares	36,864	1	993	—	—	—	994
Cash dividends ($0.48 per share)	—	—	—	(4,176)	—	—	(4,176)
Treasury stock purchased	(20,418)	—	—	—	—	(467)	(467)
Balance at December 31, 2016	8,715,856	$90	$77,542	$91,317	$(522)	$(6,777)	$161,650

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Operating activities
Net income	$14,909	$16,514	$14,139
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,108)	1,158	1,389
Impairment of tax credit investments	3,691	—	—
Provision for loan and lease losses	7,818	3,386	1,236
Depreciation, amortization and accretion, net	1,515	(90)	1,870
Share-based compensation	994	1,063	887
Gain on sale of available-for-sale securities	(10)	—	—
Increase in value of bank-owned life insurance policies	(974)	(960)	(862)
Origination of loans for sale	(71,965)	(70,254)	(9,392)
Sale of loans originated for sale	78,546	77,333	6,651
Gain on sale of loans originated for sale	(4,990)	(4,728)	(392)
Net loss (gain) on foreclosed properties, including impairment valuation	122	(171)	(10)
Excess tax benefit from share-based compensation	(142)	—	—
Returns on investments in limited partnerships	250	—	—
Increase in accrued interest receivable and other assets	(3,861)	(1,033)	(5,448)
Increase in accrued interest payable and other liabilities	1,367	1,002	1,806
Net cash provided by operating activities	26,162	23,220	11,874
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	43,745	42,899	44,148
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	3,882	4,349	2,211
Proceeds from sale of available-for-sale securities	5,227	—	—
Purchases of available-for-sale and held-to-maturity securities	(61,547)	(40,721)	(52,947)
Proceeds from sale of foreclosed properties	83	528	255
Net increase in loans and leases	(22,385)	(155,204)	(299,095)
Net cash associated with the Alterra Bank acquisition	—	—	(11,957)
Investments in limited partnerships	(750)	—	(1,000)
Returns of investments in limited partnerships	541	459	722
Investment in community development entity	—	—	(7,500)
Investment in historic development entities	(3,456)	(578)	—
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(1,308)	(1,352)	(1,459)
Proceeds from the sale of Federal Home Loan Bank Stock	2,020	849	373
Purchases of leasehold improvements and equipment, net	(584)	(789)	(3,190)
Purchases of bank owned life insurance policies	(9,750)	—	(3,285)
Premium payment on bank owned life insurance policies	(26)	(25)	(25)
Net cash used in investing activities	(44,308)	(149,585)	(332,749)
Financing activities
Net (decrease) increase in deposits	(38,256)	139,469	308,413
Repayment of Federal Home Loan Bank advances	(4,500)	(1,000)	—
Proceeds from Federal Home Loan Bank advances	30,000	—	9,383
Net (decrease) increase in short-term borrowed funds	(1,500)	1,500	1,000
Net increase in long-term borrowed funds	998	918	675
Proceeds from issuance of subordinated notes payable, net of issuance costs	—	—	14,469
Repayment of subordinated notes payable	—	—	(4,000)
Excess tax benefit from share-based compensation	—	267	584
Common stock issuance	—	—	16,557
Cash dividends paid	(4,176)	(3,816)	(3,396)

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Exercise of stock options	—	300	936
Purchase of treasury stock	(467)	(946)	(1,795)
Net cash (used in) provided by financing activities	(17,901)	136,692	342,826
Net (decrease) increase in cash and cash equivalents	(36,047)	10,327	21,951
Cash and cash equivalents at the beginning of the period	113,564	103,237	81,286
Cash and cash equivalents at the end of the period	$77,517	$113,564	$103,237
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$14,790	$13,639	$11,048
Income taxes paid	5,554	5,668	7,221
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	—	—	44,587
Transfer of loans from held-to-maturity to held-for-sale	11,504	4,336	—
Unrealized loss on transfer of securities from available-for-sale to held-to-maturity	—	—	(874)
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with three loan production offices in Northeast Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”) and Mitchell Street Apartments Investment, LLC (“Mitchell Street”). FMIC is located in and was formed under the laws of the State of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
Basis of Financial Statement Presentation. The Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
Cash and Cash Equivalents. The Corporation considers federal funds sold, interest-bearing deposits and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value deemed to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2016 or 2015.
Discounts and premiums on securities are accreted and amortized into interest income using the effective yield method over the weighted average life of the securities.
Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Corporation does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
Loans Held for Sale. Residential real estate loans and the guaranteed portion of SBA loans which are originated and intended for sale in the secondary market in the foreseeable future are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the statement of cash flows. Fees received from the borrower and direct costs to originate the loan are deferred and recognized as part of the gain or loss on sale. There was $1.1 million and $2.7 million in loans held for sale outstanding at December 31, 2016 and 2015, respectively.
Loans and Leases. Loans and leases which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases and unamortized premiums or discounts on any purchased loans.
A loan or a lease is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease or a modification of terms, such as a reduction of the stated interest rate or face amount of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan or lease with similar risk or some combination of these concessions. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual or continuing on accrual status, depending on individual facts and circumstances. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on non-accrual until the borrower has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual.
Interest on non-impaired loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is considered impaired and placed on a non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or lease is placed on non-accrual, the interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce the loan principal. If collectability of the contractual payments is not in doubt, payments may be applied to interest for interest amounts due on a cash basis. As soon as it is determined with certainty that the principal of an impaired loan or lease is uncollectable, either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan or lease is charged off. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time and when the ultimate collectability of total contractual principal and interest is no longer doubtful.
Transfers of assets, including but not limited to the guaranteed portion of SBA loans and participation interests in other originated loans, that upon completion of the transfer satisfy the conditions to be reported as a sale, including legal isolation, are derecognized from the Consolidated Financial Statements. Transfers of assets that upon completion of the transfer do not meet the conditions of a sale are recorded on a gross basis with a secured borrowing identified to reflect the amount of the transferred interest.
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

Any unamortized net fees, costs or penalties are recognized when the new loan or lease is originated. Unamortized net loan or lease fees or costs for loans and leases that result from a refinance or restructure with only minor modifications to the original loan or lease contract are carried forward as a part of the net investment in the new loan or lease. For troubled debt restructurings, all fees received in connection with a modification of terms are applied as a reduction of the loan or lease and any related costs, including direct loan origination costs, are charged to expense as incurred.
The Corporation purchased an individual loan in 2013 and a group of loans in connection with the Alterra acquisition which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value, such that there is no carryover of the seller’s allowance for loan losses. Such purchased loans are accounted for individually. At acquisition, the Corporation estimates the amount and timing of expected cash flows for each purchased loan and the expected cash flows in excess of fair value are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows at acquisition is not recorded (nonaccretable difference).
Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, losses are recognized by an increase in the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems appropriate to absorb probable and estimable losses inherent in the loan and lease portfolios. The methodology applied for determining inherent losses stems from current risk characteristics of the loan and lease portfolio, an assessment of individual impaired loans and leases, actual loss experience and adverse situations that may affect the borrower’s ability to repay. The methodology also focuses on evaluation of several factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries and other qualitative and quantitative factors that could affect credit losses. Some impaired and other loans and leases have risk characteristics that are unique to an individual borrower and the loss must be estimated on an individual basis. Other impaired and problem loans and leases may have risk characteristics similar to other loans and leases and bear similar inherent risk of loss. Such loans and leases, which are not individually reviewed and measured for impairment, are aggregated and historical loss statistics are used to determine the risk of loss.
The measurement of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay and the appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired loans and leases, estimation of losses on types of loans and leases based on historical losses and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense when it is determined an increase in the allowance for loan and lease losses is appropriate. A negative provision for loan and lease losses may be recognized if management determines a reduction in the level of allowance for loan and lease losses is appropriate. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
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
The measurement value of impaired loans and leases is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate (the contractual interest rate adjusted for any net deferred loan fees or costs, premium or discount existing at the origination or acquisition of the loan), the market price of the loan or lease or the fair value of the underlying collateral less costs to sell, if the loan or lease is collateral dependent. A loan or lease is collateral dependent if repayment is expected to be provided principally by the underlying collateral. A loan’s effective interest rate may change over the life of the loan based on subsequent changes in rates or indices or may be fixed at the rate in effect at the date the loan was determined to be impaired.

Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
Net Investment in Direct Financing Leases. The net investment in direct financing lease agreements represents total undiscounted payments plus estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment) and is recorded as lease receivables when the lease is signed and the leased property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices and historical experience adjusted for known current industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness; however, the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there are other than temporary declines in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.
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
Premises and Equipment, net. The cost of buildings and capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life. Equipment is stated at cost less accumulated depreciation and amortization which is calculated by the straight-line method over the estimated useful lives of three to ten years. Maintenance and repair costs are charged to expense as incurred. Improvements which extend the useful life are capitalized and depreciated over the remaining useful life of the assets.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies was $97.3 million and $67.1 million as of December 31, 2016 and 2015, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of each of December 31, 2016 and 2015, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Banks are required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by these institutions. Alterra, as a state chartered member of the Federal Reserve Bank of Kansas City, is required to own shares of Federal Reserve Bank (“FRB”) stock. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to cost. At December 31, 2016 and 2015, the Banks had FHLB stock of $1.1 million and $1.8 million, respectively. Alterra had FRB stock of $1.1 million at December 31, 2016 and 2015. The Corporation periodically evaluates its holding in FHLB and FRB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB and FRB stock during the year ended December 31, 2016 or 2015.
Goodwill and Other Intangible Assets. Goodwill and other intangible assets consist primarily of goodwill, core deposit intangibles and loan servicing rights. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of seven years. Loan servicing rights, when purchased, are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing income. The Corporation reviews other intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
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
SBA Recourse Reserve. The Corporation establishes SBA recourse reserves on the guaranteed portion of sold SBA loans when it is probable that the guarantee may be ineligible. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets and consists of two components: (1) specific reserves for individually evaluated impaired loans that present a collateral shortfall where the guaranty associated with the sold portion of the SBA loan is determined to most likely be ineligible; and (2) general reserves for estimated probable losses on the remaining sold portfolio. The general reserve methodology is based on the evaluation of several factors, including but not limited to: credit quality trends within the SBA portfolio, changes in underlying collateral and the Corporation’s ability to originate, fund or service sold SBA loans in accordance with SBA regulations.
In the ordinary course of business, the Corporation sells the guaranteed portion of SBA loans to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management, servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults. See Note 18 for additional information on the SBA recourse reserve.
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
All derivative instruments are to be carried at fair value on the Consolidated Balance Sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. In 2016 and 2015, the Corporation solely utilized interest rate swaps which did not qualify for hedge accounting, and therefore, all changes in fair value and gains and losses on these instruments were reported in earnings as they occurred. The effects of netting arrangements are disclosed within the Notes of the Consolidated Financial Statements.
Income Taxes. Deferred income tax assets and liabilities are computed annually for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the ability to carry back any losses to previous years with taxable income, scheduled reversals of deferred tax liabilities, appropriate tax planning strategies and projections for future taxable income over the period which the deferred tax assets are deductible. When necessary, valuation allowances are established to reduce deferred tax assets to the realizable amount. Management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances.
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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized holding gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2016, there were no items requiring reclassification out of accumulated other comprehensive income.
Earnings Per Common Share. Earnings per common share (“EPS”) is computed using the two-class method. Basic EPS is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Corporation’s common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.
Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies in the Midwest. These services include demand, time and savings products, the sale of certain non-deposit financial products and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products, services and locations, operations are managed and financial performance is evaluated on a corporate-wide basis. The Corporation’s business units have similar basic characteristics in the nature of the products, production processes and type or class of client for products or services; therefore, these business units are considered one operating segment.
Share-Based Compensation. As noted below within the “Recent Accounting Pronouncements” section, the Corporation early adopted ASU No. 2016-09 on October 1, 2016 with an effective date of January 1, 2016. Upon vesting of restricted share awards subject to ASU No. 2016-09, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income. Excess tax benefits are included in other operating activities and taxes paid related to net share settlement of equity awards in financing activities within the Consolidated Statements of Cash Flows. The Corporation elected to account for forfeitures as they occur. While restricted stock is subject to forfeiture, with the exception of restricted stock units, which do not have voting rights and are provided dividend equivalents, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. See Note 12 for additional information on share-based compensation.

Recent Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analysis that the guidance affects must be reconsidered. This includes the consolidation analysis for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. The Corporation adopted the standard during the first quarter of 2016, as required, and with no material impact on its consolidated results of operations, financial position or liquidity.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to this ASU, debt issuance costs were required to be presented as an asset. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB expanded this amendment to include SEC staff views related to debt issuance costs associated with line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This amendment is also effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Corporation adopted the standards during the first quarter of 2016, as required, and reclassified $792,000 and $810,000 of debt issuance costs from other assets and presented as a deduction from the debt liability as of March 31, 2016 and December 31, 2015, respectively. The adoption of the standards did not have a material impact on the Corporation’s consolidated results of operations, financial position or liquidity.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).” The ASU intends to simplify the accounting for measurement adjustments to prior business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this amendment with earlier application permitted for financial statements that have not been issued. The Corporation adopted the standard during the first quarter of 2016, as required, with no material impact on its results of operations, financial position or liquidity.

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2019, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Corporation early adopted ASU No. 2016-09 on October 1, 2016 with an effective date of January 1, 2016, which resulted in a reclassification of $139,000 from additional paid-in capital to income tax expense, representing excess tax benefits previously recognized in additional paid-in capital during the nine months ended September 30, 2016. During the three months ended December 31, 2016, the Corporation recognized a benefit of $4,000 in income taxes for excess tax benefits that occurred in the current quarter.

Adoption of the standard impacted the Corporation’s previously reported quarterly results as follows:

	For the Three Months Ended
	September 30, 2016		June 30, 2016		March 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(Dollars in Thousands, Except Share Data)
Income tax (benefit) expense	$(2,895)	$(3,020)	$1,628	$1,621	$2,362	$2,356
Net income	2,540	2,665	3,716	3,723	4,547	4,553
Effective tax rate	NM	NM	30.5%	30.3%	34.2%	34.1%
Earnings per common share:
Basic	$0.29	$0.31	$0.43	$0.43	$0.52	$0.52
Diluted	0.29	0.31	0.43	0.43	0.52	0.52
Additional paid-in capital	77,544	77,419	77,127	77,120	76,851	76,845
Retained earnings	88,255	88,380	86,760	86,767	84,089	84,095
Return on average assets (annualized)	0.56%	0.59%	0.81%	0.82%	1.00%	1.00%
Return on average equity (annualized)	6.38%	6.69%	9.43%	9.45%	11.68%	11.70%
NM = Not meaningful
For the year ended December 31, 2016, the Corporation reclassified excess tax benefits from other financing activities to other operating activities and for the years ended December 31, 2016, 2015 and 2014, the Corporation classified taxes paid related to net share settlement of equity awards in financing activities in the consolidated statements of cash flows, respectively. The Corporation elected to account for forfeitures as they occur.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, and any other financial asset not excluded from the scope that have the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The Corporation intends to adopt the accounting standard during the first quarter of 2020, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The ASU provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update will be applied retrospectively to each prior period presented. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April, May and December 2016, the FASB also issued ASU No. 2016-10, No. 2016-12 and No. 2016-20, respectively, related to Topic 606. The amendments do not change the core principals of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original ASU. The Corporation intends to adopt the accounting standards during the first quarter of 2018, as required. The Corporation has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of this standard. The FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Corporation's initial assessment and may change the conclusions reached as to the application of this new guidance.
Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $14.6 million at December 31, 2016 and 2015. Required reserves in the form of either vault cash or deposits held at the FRB were $6.4 million and $3.9 million at December 31, 2016 and 2015, respectively. FRB balances were $40.9 million and $84.9 million at December 31, 2016 and 2015, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $62.9 million and $98.9 million at December 31, 2016 and 2015, respectively.

Note 3 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$6,298	$7	$(10)	$6,295
Municipal obligations	8,246	2	(92)	8,156
Asset-backed securities	1,116	—	(35)	1,081
Collateralized mortgage obligations - government issued	30,936	423	(146)	31,213
Collateralized mortgage obligations - government-sponsored enterprises	99,865	252	(969)	99,148
	$146,461	$684	$(1,252)	$145,893

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$8,047	$2	$(32)	$8,017
Municipal obligations	4,278	12	(7)	4,283
Asset-backed securities	1,327	—	(58)	1,269
Collateralized mortgage obligations - government issued	43,845	814	(116)	44,543
Collateralized mortgage obligations - government-sponsored enterprises	82,707	145	(416)	82,436
	$140,204	$973	$(629)	$140,548

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,497	$2	$(5)	$1,494
Municipal obligations	21,173	62	(78)	21,157
Collateralized mortgage obligations - government issued	9,148	17	(38)	9,127
Collateralized mortgage obligations - government-sponsored enterprises	6,794	6	(58)	6,742
	$38,612	$87	$(179)	$38,520

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,495	$1	$(11)	$1,485
Municipal obligations	16,038	332	(5)	16,365
Collateralized mortgage obligations - government issued	11,718	32	(41)	11,709
Collateralized mortgage obligations - government-sponsored enterprises	8,031	12	(44)	7,999
	$37,282	$377	$(101)	$37,558

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. Government. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. For the year ended December 31, 2016, a gain of $10,000 was recorded from the sale of five available-for-sale securities. No sales of available-for-sale securities occurred during the years ended December 31, 2015 and 2014.
At December 31, 2016 and 2015, securities with a fair value of $22.4 million and $23.0 million, respectively, were pledged to secure interest rate swap contracts, outstanding FHLB advances, if any, and additional FHLB availability.

The amortized cost and fair value of securities by contractual maturity at December 31, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,532	$4,532	$—	$—
Due in one year through five years	15,308	15,245	7,111	7,100
Due in five through ten years	66,396	66,710	13,994	13,978
Due in over ten years	60,225	59,406	17,507	17,442
	$146,461	$145,893	$38,612	$38,520
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2016 and 2015. At December 31, 2016, the Corporation held 108 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2016, the Corporation held seven available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other than temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2016 and 2015.
A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$1,991	$10	$—	$—	$1,991	$10
Municipal obligations	7,207	89	406	3	7,613	92
Asset-backed securities	—	—	1,081	35	1,081	35
Collateralized mortgage obligations - government issued	10,552	130	493	16	11,045	146
Collateralized mortgage obligations - government-sponsored enterprises	54,843	931	1,819	38	56,662	969
	$74,593	$1,160	$3,799	$92	$78,392	$1,252

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,536	$13	$1,981	$19	$5,517	$32
Municipal obligations	2,403	7	—	—	2,403	7
Asset-backed securities	1,269	58	—	—	1,269	58
Collateralized mortgage obligations - government issued	3,373	19	5,687	97	9,060	116
Collateralized mortgage obligations - government-sponsored enterprises	59,992	373	1,717	43	61,709	416
	$70,573	$470	$9,385	$159	$79,958	$629
The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2016 and 2015. At December 31, 2016, the Corporation held 57 held-to-maturity securities that were in an unrecognized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were no held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of December 31, 2016. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of the aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2016 and 2015.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$5	$—	$—	$1,000	$5
Municipal obligations	9,472	78	—	—	9,472	78
Collateralized mortgage obligations - government issued	6,980	38	—	—	6,980	38
Collateralized mortgage obligations - government-sponsored enterprises	4,682	58	—	—	4,682	58
	$22,134	$179	$—	$—	$22,134	$179

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$—	$—	$1,000	$11	$1,000	$11
Municipal obligations	436	4	199	1	635	5
Collateralized mortgage obligations - government issued	6,518	$41	—	—	6,518	41
Collateralized mortgage obligations - government-sponsored enterprises	5,168	44	—	—	5,168	44
	$12,122	$89	$1,199	$12	$13,321	$101

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2016	December 31, 2015
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$176,459	$176,322
Commercial real estate — non-owner occupied	473,158	436,901
Land development	56,638	59,779
Construction	101,206	100,625
Multi-family	92,762	80,254
1-4 family	45,651	50,304
Total commercial real estate	945,874	904,185
Commercial and industrial	450,298	472,193
Direct financing leases, net	30,951	31,093
Consumer and other:
Home equity and second mortgages	8,412	8,237
Other	16,329	16,319
Total consumer and other	24,741	24,556
Total gross loans and leases receivable	1,451,864	1,432,027
Less:
Allowance for loan and lease losses	20,912	16,316
Deferred loan fees	1,189	1,062
Loans and leases receivable, net	$1,429,763	$1,414,649
As of December 31, 2016 and 2015, the total amount of the Corporation’s ownership of SBA loans on the Consolidated Balance Sheets was $62.1 million and $53.2 million, respectively. As of December 31, 2016 and 2015, $5.5 million and $1.1 million of loans in this portfolio were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portion of SBA loans which the Corporation sold in the secondary market, as well as participation interests in other originated loans. The total principal amount of the guaranteed portion of SBA loans sold during the year ended December 31, 2016 and 2015 was $41.2 million and $40.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2016 and 2015 have been derecognized in the Consolidated Financial Statements. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2016 and 2015 was $105.1 million and $78.2 million, respectively, while the retained, unguaranteed portion of sold SBA loans on the Corporation’s Consolidated Balance Sheets was $32.2 million and $26.2 million as of December 31, 2016 and 2015, respectively.
The total principal amount of transferred participation interests in other originated commercial loans during the year ended December 31, 2016 and 2015 was $17.6 million and $26.8 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2016 and 2015 was $102.7 million and $91.0 million, respectively. As of December 31, 2016 and 2015, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $106.1 million and $110.6 million, respectively. No loans in this participation portfolio were considered impaired as of December 31, 2016 and 2015. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the Consolidated Balance Sheets as of December 31, 2016 and 2015 was $1.2 million and $1.8 million, respectively.
The Corporation also sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the year ended December 31, 2016 and 2015 was $26.3 million and $32.6 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred have been derecognized in the Consolidated Financial Statements. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the Consolidated Financial Statements.
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
The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit-impaired loans as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In Thousands)
Contractually required payments	$3,265	$5,291
Fair value of purchased credit-impaired loans	1,432	3,250

The following table presents a rollforward of the accretable yield for the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In Thousands)
Accretable yield, beginning of period	$414	$676
Accretion recognized in interest income	(129)	(50)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(244)	(60)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	94	(152)
Accretable yield, end of period	$135	$414

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.
Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2016 and 2015, loans aggregating approximately $6.3 million and $6.9 million, respectively, were outstanding to such parties. New loans granted to such parties during the years ended December 31, 2016 and 2015 were approximately $673,000 and $3.9 million and repayments on such loans were approximately $1.3 million and $1.4 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans not related to the lender. None of these loans were considered impaired as of December 31, 2016 or 2015.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2016 and 2015:

	December 31, 2016
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$142,704	$20,294	$11,174	$2,287	$176,459
Commercial real estate — non-owner occupied	447,895	20,933	2,721	1,609	473,158
Land development	52,082	823	293	3,440	56,638
Construction	93,510	3,154	1,624	2,918	101,206
Multi-family	87,418	1,937	3,407	—	92,762
1-4 family	38,504	3,144	1,431	2,572	45,651
Total commercial real estate	862,113	50,285	20,650	12,826	945,874
Commercial and industrial	348,201	42,949	46,675	12,473	450,298
Direct financing leases, net	29,351	1,600	—	—	30,951
Consumer and other:
Home equity and second mortgages	8,271	121	12	8	8,412
Other	15,714	—	11	604	16,329
Total consumer and other	23,985	121	23	612	24,741
Total gross loans and leases receivable	$1,263,650	$94,955	$67,348	$25,911	$1,451,864
Category as a % of total portfolio	87.04%	6.54%	4.64%	1.78%	100.00%

	December 31, 2015
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$156,379	$7,654	$9,311	$2,978	$176,322
Commercial real estate — non-owner occupied	410,517	20,662	3,408	2,314	436,901
Land development	52,817	2,241	309	4,412	59,779
Construction	98,693	851	564	517	100,625
Multi-family	79,368	884	—	2	80,254
1-4 family	41,086	3,985	1,865	3,368	50,304
Total commercial real estate	838,860	36,277	15,457	13,591	904,185
Commercial and industrial	430,199	7,139	25,706	9,149	472,193
Direct financing leases, net	29,514	1,013	528	38	31,093
Consumer and other:
Home equity and second mortgages	7,497	—	141	599	8,237
Other	15,616	48	—	655	16,319
Total consumer and other	23,113	48	141	1,254	24,556
Total gross loans and leases receivable	$1,321,686	$44,477	$41,832	$24,032	$1,432,027
Category as a % of total portfolio	92.29%	3.11%	2.92%	1.68%	100.00%
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
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends or collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are considered performing but are monitored frequently by the assigned business development officer and by subcommittees of the Banks’ loan committees.
Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Banks. Category III loans and leases generally exhibit undesirable characteristics, such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and the Banks’ loan committees on a monthly basis and the Banks’ boards of directors at each of their regularly scheduled meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the contractual principal and interest in accordance with the original terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and the Banks’ loan committees on a monthly basis and the Banks’ boards of directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $34.3 million and $26.8 million of loans and leases as Substandard as of December 31, 2016 and 2015, respectively. No loans were considered Special Mention, Doubtful or Loss as of either December 31, 2016 or 2015. The population of Substandard loans is a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$174,236	$174,236
Non-owner occupied	—	—	—	—	471,549	471,549
Land development	—	—	—	—	53,198	53,198
Construction	—	—	—	—	98,288	98,288
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	—	75	43,639	43,714
Commercial and industrial	55	468	—	523	437,312	437,835
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	—	—	—	—	15,725	15,725
Total	$130	$468	$—	$598	$1,426,072	$1,426,670
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$1,183	$1,183	$1,040	$2,223
Non-owner occupied	—	—	—	—	1,609	1,609
Land development	—	—	—	—	3,440	3,440
Construction	2,482	—	436	2,918	—	2,918
Multi-family	—	—	—	—	—	—
1-4 family	—	—	1,240	1,240	697	1,937
Commercial and industrial	3,345	168	6,740	10,253	2,210	12,463
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	186	—	378	564	40	604
Total	$6,013	$168	$9,977	$16,158	$9,036	$25,194
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$1,183	$1,183	$175,276	$176,459
Non-owner occupied	—	—	—	—	473,158	473,158
Land development	—	—	—	—	56,638	56,638
Construction	2,482	—	436	2,918	98,288	101,206
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	1,240	1,315	44,336	45,651
Commercial and industrial	3,400	636	6,740	10,776	439,522	450,298
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	186	—	378	564	15,765	16,329
Total	$6,143	$636	$9,977	$16,756	$1,435,108	$1,451,864
Percent of portfolio	0.42%	0.04%	0.69%	1.15%	98.85%	100.00%

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$173,416	$173,416
Non-owner occupied	—	—	—	—	435,222	435,222
Land development	—	—	—	—	55,386	55,386
Construction	—	—	—	—	100,228	100,228
Multi-family	—	—	—	—	80,252	80,252
1-4 family	78	—	—	78	47,676	47,754
Commercial and industrial	—	—	—	—	463,057	463,057
Direct financing leases, net	—	—	—	—	31,055	31,055
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,695	7,695
Other	—	—	—	—	15,664	15,664
Total	$78	$—	$—	$78	$1,409,651	$1,409,729
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$2,433	$2,906
Non-owner occupied	—	—	—	—	1,679	1,679
Land development	—	—	—	—	4,393	4,393
Construction	397	—	—	397	—	397
Multi-family	—	—	—	—	2	2
1-4 family	430	34	895	1,359	1,191	2,550
Commercial and industrial	2,077	—	564	2,641	6,495	9,136
Direct financing leases, net	—	—	—	—	38	38
Consumer and other:
Home equity and second mortgages	—	—	250	250	292	542
Other	—	—	655	655	—	655
Total	$2,904	$507	$2,364	$5,775	$16,523	$22,298
Total loans and leases
Commercial real estate:
Owner occupied	$—	$473	$—	$473	$175,849	$176,322
Non-owner occupied	—	—	—	—	436,901	436,901
Land development	—	—	—	—	59,779	59,779
Construction	397	—	—	397	100,228	100,625
Multi-family	—	—	—	—	80,254	80,254
1-4 family	508	34	895	1,437	48,867	50,304
Commercial and industrial	2,077	—	564	2,641	469,552	472,193
Direct financing leases, net	—	—	—	—	31,093	31,093
Consumer and other:
Home equity and second mortgages	—	—	250	250	7,987	8,237
Other	—	—	655	655	15,664	16,319
Total	$2,982	$507	$2,364	$5,853	$1,426,174	$1,432,027
Percent of portfolio	0.21%	0.04%	0.16%	0.41%	99.59%	100.00%

The Corporation’s total impaired assets consisted of the following at December 31, 2016 and 2015, respectively.

	December 31, 2016	December 31, 2015
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$2,223	$2,907
Commercial real estate — non-owner occupied	1,609	1,678
Land development	3,440	4,393
Construction	2,918	397
Multi-family	—	2
1-4 family	1,937	2,550
Total non-accrual commercial real estate	12,127	11,927
Commercial and industrial	12,463	9,136
Direct financing leases, net	—	38
Consumer and other:
Home equity and second mortgages	—	542
Other	604	655
Total non-accrual consumer and other loans	604	1,197
Total non-accrual loans and leases	25,194	22,298
Foreclosed properties, net	1,472	1,677
Total non-performing assets	26,666	23,975
Performing troubled debt restructurings	717	1,735
Total impaired assets	$27,383	$25,710

	December 31, 2016	December 31, 2015
Total non-accrual loans and leases to gross loans and leases	1.74%	1.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.83	1.67
Total non-performing assets to total assets	1.50	1.35
Allowance for loan and lease losses to gross loans and leases	1.44	1.14
Allowance for loan and lease losses to non-accrual loans and leases	83.00	73.17

As of December 31, 2016 and 2015, $12.8 million and $16.2 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of December 31, 2016.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable as of December 31, 2016 and 2015:

	As of December 31, 2016			As of December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	3	$1,065	$930	3	$1,209	$1,188
Commercial real estate — non-owner occupied	1	158	39	5	1,150	904
Land development	1	5,745	3,440	2	5,853	4,393
Construction	2	331	314	1	181	200
Multi-family	—	—	—	1	184	2
1-4 family	11	1,391	1,393	15	2,035	1,869
Commercial and industrial	10	8,094	7,058	10	7,572	8,330
Consumer and other:
Home equity and second mortgage	1	37	8	4	461	349
Other	1	2,076	378	1	2,076	655
Total	30	$18,897	$13,560	42	$20,721	$17,890

All loans and leases modified as a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.
As of December 31, 2016 and 2015, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of December 31, 2016		As of December 31, 2015
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Extension of term	1	$8	1	$24
Interest rate concession	1	52	1	55
Combination of extension of term and interest rate concession	16	6,056	25	8,477
Commercial and industrial:
Combination of extension of term and interest rate concession	10	7,058	10	8,330
Consumer and other:
Extension of term	1	378	1	655
Combination of extension of term and interest rate concession	1	8	4	349
Total	30	$13,560	42	$17,890

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2016.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,788	$1,788	$—	$3,577	$328	$118	$210
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	436	438	—	291	20	—	20
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,379	2,379	—	2,755	125	94	31
Commercial and industrial	3,769	3,769	—	918	143	62	81
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	604	1,270	—	529	71	—	71
Total	$14,033	$17,410	$—	$13,599	$902	$614	$288
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$499	$499	$70	$111	$28	$—	$28
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,482	2,482	1,790	834	45	—	45
Multi-family	—	—	—	—	—	—	—
1-4 family	193	199	39	203	5	—	5
Commercial and industrial	8,704	8,704	3,700	8,239	637	—	637
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	$11,878	$11,884	$5,599	$9,387	$715	$—	$715
Total:
Commercial real estate:
Owner occupied	$2,287	$2,287	$70	$3,688	$356	$118	$238
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	2,918	2,920	1,790	1,125	65	—	65
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,572	2,578	39	2,958	130	94	36
Commercial and industrial	12,473	12,473	3,700	9,157	780	62	718
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	604	1,270	—	529	71	—	71
Grand total	$25,911	$29,294	$5,599	$22,986	$1,617	$614	$1,003

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve		Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,164	$2,164		$—		$712		$53		$12	$41
Non-owner occupied	2,314	2,355		—		962		25		—	25
Land development	4,413	7,083		—		4,333		133		—	133
Construction	120	120	—	—	—	474	—	—	—	—	—
Multi-family	2	369		—		10		27		—	27
1-4 family	2,423	2,486		—		1,604		82		4	78
Commercial and industrial	2,546	2,590		—		544		172		6	166
Direct financing leases, net	38	38		—		4		—		—	—
Consumer and other:
Home equity and second mortgages	500	500		—		390		23		63	(40)
Other	655	1,321		—		688		82		—	82
Total	$15,175	$19,026		$—		$9,721		$597		$85	$512
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$814	$814		$20		$215		$7		$2	$5
Non-owner occupied	—	—		—		—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—	—
Construction	397	397	—	48	—	34	—	—	—	—	—
Multi-family	—	—		—		—		—		—	—
1-4 family	945	950		173		605		34		—	34
Commercial and industrial	6,603	6,603		847		810		102		—	102
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	99	99		25		58		10		—	10
Other	—	—		—		—		—		—	—
Total	$8,858	$8,863		$1,113		$1,722		$153		$2	$151
Total:
Commercial real estate:
Owner occupied	$2,978	$2,978		$20		$927		$60		$14	$46
Non-owner occupied	2,314	2,355		—		962		25		—	25
Land development	4,413	7,083		—		4,333		133		—	133
Construction	517	517		48		508		—		—	—
Multi-family	2	369		—		10		27		—	27
1-4 family	3,368	3,436		173		2,209		116		4	112
Commercial and industrial	9,149	9,193		847		1,354		274		6	268
Direct financing leases, net	38	38		—		4		—		—	—
Consumer and other:
Home equity and second mortgages	599	599		25		448		33		63	(30)
Other	655	1,321		—		688		82		—	82
Grand total	$24,033	$27,889		$1,113		$11,443		$750		$87	$663

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	921	921	—	349	22	—	22
Land development	4,962	7,633	—	5,253	155	—	155
Construction	195	195	—	32	—	—	—
Multi-family	17	384	—	24	53	—	53
1-4 family	1,181	1,218	—	380	15	12	3
Commercial and industrial	2,316	2,926	—	6,141	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	380	380	—	495	18	—	18
Other	721	1,389	—	768	87	—	87
Total	$11,270	$15,623	$—	$13,926	$843	$740	$103
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	49	89	49	52	4	—	4
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	390	390	155	405	18	—	18
Commercial and industrial	33	33	33	34	—	—	—
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	53	53	53	57	5	—	5
Other	—	—	—	—	—	—	—
Total	$525	$565	$290	$548	$27	$—	$27
Total:
Commercial real estate:
Owner occupied	$577	$577	$—	$484	$30	$79	$(49)
Non-owner occupied	970	1,010	49	401	26	—	26
Land development	4,962	7,633	—	5,253	155	—	155
Construction	195	195	—	32	—	—	—
Multi-family	17	384	—	24	53	—	53
1-4 family	1,571	1,608	155	785	33	12	21
Commercial and industrial	2,349	2,959	33	6,175	463	649	(186)
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	433	433	53	552	23	—	23
Other	721	1,389	—	768	87	—	87
Grand total	$11,795	$16,188	$290	$14,474	$870	$740	$130

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans and leases recorded investment and the unpaid principal balance of $3.4 million, $3.9 million and $4.4 million as of December 31, 2016, 2015 and 2014, respectively, represents partial charge-offs resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $717,000, $1.7 million and $2.0 million of loans as of December 31, 2016, 2015 and 2014, respectively, that were performing troubled debt restructurings, and thus, although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
To determine the level and composition of the allowance for loan and lease losses, the Corporation categorizes the portfolio into segments with similar risk characteristics. First, the Corporation evaluates loans and leases for potential impairment classification. The Corporation analyzes each loan and lease determined to be impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. The Corporation applies historical trends from established risk factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(1,194)	(2,273)	(127)	(3,594)
Recoveries	274	91	7	372
Provision	2,084	5,765	(31)	7,818
Ending balance	$12,384	$7,970	$558	$20,912
Ending balance: individually evaluated for impairment	$1,899	$3,700	$—	$5,599
Ending balance: collectively evaluated for impairment	$10,485	$4,270	$558	$15,313
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$945,874	$481,249	$24,741	$1,451,864
Ending balance: individually evaluated for impairment	$11,222	$12,452	$612	$24,286
Ending balance: collectively evaluated for impairment	$933,048	$468,776	$24,129	$1,425,953
Ending balance: loans acquired with deteriorated credit quality	$1,604	$21	$—	$1,625
Allowance as percent of gross loans and leases	1.31%	1.66%	2.26%	1.44%

	As of and for the Year Ended December 31, 2015
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(793)	(711)	(9)	(1,513)
Recoveries	104	6	4	114
Provision	3,290	(400)	496	3,386
Ending balance	$11,220	$4,387	$709	$16,316
Ending balance: individually evaluated for impairment	$240	$847	$26	$1,113
Ending balance: collectively evaluated for impairment	$10,980	$3,540	$683	$15,203
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$904,185	$503,286	$24,556	$1,432,027
Ending balance: individually evaluated for impairment	$10,849	$8,942	$1,061	$20,852
Ending balance: collectively evaluated for impairment	$890,594	$494,098	$23,495	$1,408,187
Ending balance: loans acquired with deteriorated credit quality	$2,742	$246	$193	$3,181
Allowance as percent of gross loans and leases	1.24%	0.87%	2.89%	1.14%
The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2016	2015
	(In Thousands)
Minimum lease payments receivable	$26,096	$27,361
Estimated unguaranteed residual values in leased property	7,625	7,036
Initial direct costs	106	158
Unearned lease and residual income	(2,876)	(3,462)
Investment in commercial direct financing leases	$30,951	$31,093
There were no impairments of residual value of leased property during the years ended December 31, 2016, 2015 and 2014.
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents based on use in excess of a stipulated minimum number of hours and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.
Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2017	$7,863
2018	7,584
2019	5,331
2020	3,520
2021	1,251
Thereafter	547
$26,096

Note 5 – Premises and Equipment
A summary of premises and equipment at December 31, 2016 and 2015 is as follows:

	As of December 31,
	2016	2015
	(In Thousands)
Land	$650	$650
Building and leasehold improvements	3,019	2,879
Furniture and equipment	5,366	4,921
	9,035	8,450
Less: accumulated depreciation	(5,263)	(4,496)
Total premises and equipment, net	$3,772	$3,954
Depreciation expense was $767,000, $746,000 and $385,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 6 – Goodwill and Other Intangible Assets

Goodwill is not amortized, but is subject to impairment tests on at least an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2016 and 2015, the Corporation had goodwill of $10.7 million, which was entirely related to the acquisition of Alterra in 2014.
The Corporation conducted its annual impairment test on July 1, 2016, utilizing a qualitative assessment, and concluded that it was more likely than not that Alterra’s estimated fair value exceeded its carrying value. Due to continued credit deterioration at Alterra and management’s decision to temporarily slow SBA production while investments to enhance the platform are made, management elected to again assess goodwill on November 30, 2016 by comparing the fair value of Alterra to its carrying value. The fair value of the reporting unit was determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting unit. The income approach uses our projections of financial performance for a four-year period and includes assumptions about future revenue growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the respective reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
Based on this assessment, there was no evidence of goodwill impairment as of November 30, 2016. Management also assessed external and internal qualitative factors through December 31, 2016 and determined no changes to factors occurred that would negatively impact the goodwill test.
The Corporation has intangible assets that are amortized consisting of loan servicing rights and core deposit intangibles.
Loan servicing rights are recognized upon sale of the guaranteed portion of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the year ended December 31, 2016, 2015 and 2014, loan servicing asset amortization totaled $639,000, $197,000 and $24,000, respectively.
The estimated fair value of the Corporation’s loan servicing asset was $1.9 million and $1.6 million as of December 31, 2016 and 2015, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio.
The core deposit intangible has a finite life and is amortized by the straight-line method over a period of seven years. Changes in the gross carrying amount, accumulated amortization and net book value of core deposit intangibles were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Gross carrying amount	$347	$347	$347
Less: accumulated amortization	145	83	12
Net book value	$202	$264	$335
Amortization during the period	$62	$71	$12
Estimated amortization expense of core deposit intangibles for fiscal years 2017 through 2021 are as follows:

(In Thousands)
Estimate for the year ended December 31,
2017	$54
2018	47
2019	40
2020	35
2021	26
$202

Note 7 – Other Assets

The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership and is not the primary beneficiary in any of these limited partnerships and thus, the limited partnerships have not been consolidated. These investments are accounted for using the equity method of accounting and are evaluated for impairment at the end of each reporting period. For historic rehabilitation tax credits, the Corporation begins to evaluate its investments for impairment at the time the credit is earned, which is typically in the year the project is placed in service, through the end of its compliance period. New market tax credits are also evaluated for impairment beginning at the time the tax credits are earned on the project through the seven year compliance period.
Historic Rehabilitation Tax Credits
In 2015, the Corporation invested in a development entity through BOC Investment, LLC (“BOC”), a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At December 31, 2016 and 2015, the net carrying value of the investment was $174,000 and $578,000, respectively. The Corporation contributed an additional $2.8 million to the project in 2016. During 2016, the Corporation recognized $3.8 million in historic tax credits related to this investment and $3.3 million in impairment of the underlying investment.
In 2016, the Corporation also invested in a development entity through Mitchell Street Apartments Investment, LLC (“Mitchell Street”), a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Milwaukee, Wisconsin. At December 31, 2016, the net carrying value of the investment was $563,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $5.5 million. The Corporation is also anticipating the sale of a portion of the state credits associated with the investment to a third party. No historic tax credits were received during the year ended December 31, 2016. The credits are expected to be taken in the fourth quarter of 2017 when the project is placed in service and are subject to a five year recapture period.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road Investment Fund LLC (“Rimrock”), a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At December 31, 2016 and 2015, Rimrock had one CDE investment with a net carrying value of $7.1 million and $7.5 million respectively. The investment provides federal new market tax credits over a seven year credit allowance period through 2020. The remaining federal new market tax credit to be utilized over a maximum of seven years was $1.8 million as of December 31, 2016. The Corporation’s usage of the federal new market tax credit was approximately $375,000 during the years ended December 31, 2016 and 2015.

Other Investments
The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $883,000 and $1.0 million as of December 31, 2016 and 2015, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.1 million and $2.2 million as of December 31, 2016 and 2015, respectively. The Corporation’s share of these partnerships’ income included in the Consolidated Statements of Income for the years ended December 31, 2016 and 2015 was $790,000 and $481,000, respectively.
The Corporation is the sole owner of $315,000 of common securities issued by FBFS Statutory Trust II (“Trust II”), a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2016 and 2015 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets as of December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
	(In Thousands)
Accrued interest receivable	$4,677	$4,412
Net deferred tax asset	4,052	2,633
Investment in limited partnerships	3,963	3,215
Investment in a CDE	7,106	7,500
Investment in historic development entities	737	578
Investment in Trust II	315	315
Fair value of interest rate swaps	352	552
Prepaid expenses	3,074	3,330
Other assets	4,331	1,536
Total accrued interest receivable and other assets	$28,607	$24,071

Note 8 – Deposits
The composition of deposits at December 31, 2016 and 2015 is as follows:

	December 31, 2016			December 31, 2015
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$252,638	$246,182	—%	$231,199	$211,945	—%
Interest-bearing transaction accounts	183,992	169,571	0.27	165,921	125,558	0.24
Money market accounts	627,090	642,784	0.48	612,642	602,842	0.55
Certificates of deposit	58,454	65,608	0.90	79,986	106,177	0.78
Wholesale deposits	416,681	467,826	1.62	487,483	450,460	1.43
Total deposits	$1,538,855	$1,591,971	0.74	$1,577,231	$1,496,982	0.73

A summary of annual maturities of certificates of deposit outstanding and wholesale deposits at December 31, 2016 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2017	$145,615
2018	123,135
2019	68,089
2020	85,173
2021	21,476
Thereafter	31,647
$475,135
Deposits include approximately $8.9 million and $11.5 million of certificates of deposit and wholesale deposits which are denominated in amounts of $250,000 or more at December 31, 2016 and 2015, respectively.

Note 9 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at December 31, 2016 and 2015 was as follows. Weighted average balances represent year-to-date averages.

	December 31, 2016			December 31, 2015
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$178	0.92%	$—	$237	0.86%
FHLB advances	33,578	14,485	0.97	8,198	14,779	0.75
Other borrowings	2,590	1,739	7.64	1,592	678	9.66
Line of credit	1,010	2,079	3.26	2,510	1,619	3.18
Subordinated notes payable	22,498	22,467	7.13	22,440	22,410	7.14
Junior subordinated notes	10,004	9,997	11.07	9,990	9,982	11.14
	$69,680	$50,945	6.03	$44,730	$49,705	5.94

Short-term borrowings	$20,588			$7,010
Long-term borrowings	49,092			37,720
	$69,680			$44,730
The Corporation’s subsidiary banks, FBB and FBB-Milwaukee, are members of the FHLB of Chicago while Alterra is a member of the FHLB of Topeka. Accordingly, all three subsidiary banks of the Corporation are permitted to obtain advances.
The Corporation has a $347.1 million FHLB line of credit available for advances and open line borrowings which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2016, $313.6 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2016 and 2015. There were $33.6 million of term FHLB advances outstanding at December 31, 2016 with stated fixed interest rates ranging from 0.83% to 4.43% compared to $8.2 million of term FHLB advances outstanding at December 31, 2015 with stated fixed interest rate ranging from 0.89% to 4.96%. The term FHLB advances outstanding at December 31, 2016 are due at various dates through August 2019.
The Corporation is required to maintain as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $326.4 million and $75.0 million and collateralized mortgage obligations totaling approximately $20.7 million and $21.7 million were pledged as collateral for FHLB advances at December 31, 2016 and 2015, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2016, the line of credit carried an interest rate of LIBOR + 2.75% with an interest rate floor of 3.125% that matures on February 19, 2017 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2016 and 2015 the Corporation incurred $13,000 additional interest expense due to this fee. On February 19, 2017, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% with an interest rate floor of 3.125% and a maturity date of February 19, 2018. As of December 31, 2016, the outstanding balance on the line of credit was $1.0 million.
The Corporation has subordinated notes payable. At December 31, 2016, the amount of subordinated notes payable outstanding was $22.5 million, which qualified for Tier 2 capital. At December 31, 2016, $1.7 million of the subordinated notes bore an interest rate of LIBOR + 4.75% with an interest rate floor of 6.00% and a maturity date of May 15, 2021, $6.2 million bore a fixed interest rate of 7.50% and a maturity date of January 15, 2022 and $15.0 million bore a fixed interest rate of 6.50% with a maturity date of September 21, 2024. There are no debt covenants on the subordinated notes payable. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance. As of December 31, 2016, $428,000 of debt issuance costs remain in the subordinated notes payable balance.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% junior subordinated notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. As of December 31, 2016, $311,000 of debt issuance costs remain reflected in junior subordinated notes on the Consolidated Balance Sheets.
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
Note 10 – Regulatory Capital
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total Common Equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations. Management believes, as of December 31, 2016, that the Corporation and the Banks met all applicable capital adequacy requirements.
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
The phase-in period for the final rules became effective for the Corporation on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2016, the Corporation’s and the Banks’ capital levels remained characterized as well capitalized under the new rules.

The following table summarizes both the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at December 31, 2016 and 2015, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2016
Total capital (to risk-weighted assets)
Consolidated	$204,117	11.74%	$139,101	8.00%	$149,968	8.625%	N/A	N/A
First Business Bank	147,811	11.55	102,362	8.00	110,360	8.625	$127,953	10.00%
First Business Bank – Milwaukee	24,347	11.02	17,680	8.00	19,062	8.625	22,101	10.00
Alterra Bank	31,699	13.27	19,106	8.00	20,599	8.625	23,882	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$160,964	9.26	$104,326	6.00	$115,193	6.625%	N/A	N/A
First Business Bank	134,208	10.49	76,772	6.00	84,769	6.625	$102,362	8.00
First Business Bank – Milwaukee	22,323	10.10	13,260	6.00	14,642	6.625	17,680	8.00
Alterra Bank	28,685	12.01	14,329	6.00	15,822	6.625	19,106	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$150,960	8.68	$78,244	4.50	$89,111	5.125%	N/A	N/A
First Business Bank	134,208	10.49	57,579	4.50	65,576	5.125	$83,170	6.50
First Business Bank – Milwaukee	22,323	10.10	9,945	4.50	11,327	5.125	14,365	6.50
Alterra Bank	28,685	12.01	10,747	4.50	12,240	5.125	15,524	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$160,964	9.07	$70,985	4.00	$70,985	4.00%	N/A	N/A
First Business Bank	134,208	10.40	51,600	4.00	51,600	4.00	$64,500	5.00
First Business Bank – Milwaukee	22,323	9.15	9,758	4.00	9,758	4.00	12,198	5.00
Alterra Bank	28,685	10.58	10,842	4.00	10,842	4.00	13,552	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2015
Total capital (to risk-weighted assets)
Consolidated	$189,163	11.11%	$136,208	8.00%	N/A	N/A
First Business Bank	141,388	11.12	101,754	8.00	$127,193	10.00%
First Business Bank – Milwaukee	20,931	12.03	13,914	8.00	17,392	10.00
Alterra Bank	30,300	11.39	21,279	8.00	26,598	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$149,920	8.81%	$102,156	6.00%	N/A	N/A
First Business Bank	128,852	10.13	76,316	6.00	$101,754	8.00%
First Business Bank – Milwaukee	19,172	11.02	10,435	6.00	13,914	8.00
Alterra Bank	28,278	10.63	15,959	6.00	21,279	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$139,920	8.22%	$76,617	4.50%	N/A	N/A
First Business Bank	128,852	10.13	57,237	4.50	$110,669	6.50%
First Business Bank – Milwaukee	19,172	11.02	7,826	4.50	82,675	6.50
Alterra Bank	28,278	10.63	11,969	4.50	11,305	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$149,920	8.63%	$69,466	4.00%	N/A	N/A
First Business Bank	128,852	10.44	49,359	4.00	$61,698	5.00%
First Business Bank – Milwaukee	19,172	7.81	9,821	4.00	12,276	5.00
Alterra Bank	28,278	9.89	11,441	4.00	14,301	5.00
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2016 and 2015, respectively:

	As of December 31,
	2016	2015
	(In Thousands)
Stockholders’ equity of the Corporation	$161,650	$150,832
Net unrealized and accumulated losses on specific items	522	80
Disallowed servicing assets	(652)	(370)
Disallowed goodwill and other intangibles	(10,560)	(10,622)
Junior subordinated notes	10,004	10,000
Tier 1 capital	160,964	149,920
Allowable general valuation allowances and subordinated debt	43,153	39,243
Total capital	$204,117	$189,163

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
For the years ended December 31, 2016 and 2015, there were no average anti-dilutive employee share-based awards. For the year ended December 31, 2014, there were four average anti-dilutive employee share-based awards. All shares and earnings per share amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$14,909	$16,514	$14,139
Less: earnings allocated to participating securities	219	273	294
Basic earnings allocated to common shareholders	$14,690	$16,241	$13,845
Weighted-average common shares outstanding, excluding participating securities	8,573,722	8,549,176	7,869,956
Basic earnings per common share	$1.71	$1.90	$1.76

Diluted earnings per common share
Earnings allocated to common shareholders	$14,690	$16,241	$13,845
Reallocation of undistributed earnings	—	—	1
Diluted earnings allocated to common shareholders	$14,690	$16,241	$13,846
Weighted-average common shares outstanding, excluding participating securities	8,573,722	8,549,176	7,869,956
Dilutive effect of share-based awards	—	1,146	36,811
Weighted-average diluted common shares outstanding, excluding participating securities	8,573,722	8,550,322	7,906,767
Diluted earnings per common share	$1.71	$1.90	$1.75

Note 12 – Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2016, 274,581 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.

Restricted Stock
Under the Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, with the exception of restricted stock units, which do not have voting rights and are provided dividend equivalents, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
Restricted stock activity for the year ended December 31, 2016, 2015 and 2014 was as follows:

	For the Year Ended December 31,
	2016		2015		2014
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of year	135,471	$20.13	154,998	$16.97	169,418	$11.55
Granted	60,415	22.74	53,790	22.52	64,522	22.49
Vested	(56,090)	18.71	(64,874)	15.23	(78,942)	9.86
Forfeited	(23,551)	20.90	(8,443)	15.03	—	—
Nonvested balance as of end of year	116,245	21.13	135,471	20.13	154,998	16.97

As of December 31, 2016, the Corporation had $2.2 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.8 years.
For the years ended December 31, 2016, 2015 and 2014, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Share-based compensation expense	$994	$1,063	$887

Note 13 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3.0% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6.0% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3.0% to all eligible employees which totaled $621,000, $573,000 and $398,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Discretionary contributions of 1.2%, or $207,000, 3.3%, or $549,000, and 4.7%, or $632,000, were made in 2016, 2015 and 2014, respectively.
As of December 31, 2016, 2015 and 2014, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan in 2016, 2015 and 2014 was $124,000, $116,000 and $101,000, respectively. The present value of future payments under the remaining plan of $987,000 and $863,000 at December 31, 2016 and 2015, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.3 million and $5.9 million, respectively, at December 31, 2016 and cash surrender values and death benefits of approximately $2.2 million and $5.8 million, respectively, at December 31, 2015. The remaining balance of the cash surrender value of bank-owned life insurance of $36.7 million and

$26.1 million as of December 31, 2016 and 2015, respectively, is related to policies on a number of then-qualified individuals affiliated with the Banks.

Note 14 – Leases

The Corporation and FBB occupy space in Madison, Wisconsin under an operating lease agreement that expires on July 7, 2028. FBB has four loan production offices in Appleton, Oshkosh, Manitowoc and Kenosha, Wisconsin that occupy office space under separate operating lease agreements that expire on various dates between July 2017 and January 2018. In October 2016, the loan production office in Green Bay, Wisconsin was closed. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2020. Alterra occupies office space in Leawood, Kansas under an operating lease agreement that expires on May 31, 2023. The Corporation also has several specialty financing production offices under separate operating lease agreements that expire on various dates between March 2017 and September 2018. The Corporation’s total rent expense was $1.8 million, $1.7 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases other office equipment. Rental expense for these operating leases was $136,000, $109,000 and $37,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows:

(In Thousands)
2017	$1,253
2018	1,072
2019	1,044
2020	1,036
2021	928
Thereafter	4,932
$10,265

Note 15 - Other Non-Interest Expense

A summary of other non-interest expenses for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
General and administrative expenses	$1,545	$1,759	$1,024
Travel and other employee expenses	1,354	1,277	1,069
Computer software expenses	2,160	1,649	886
Partnership income	(790)	(481)	(774)
Foreclosed properties expenses	25	52	5
Other expenses	104	295	202
Total other non-interest expense	$4,398	$4,551	$2,412

Note 16 – Income Taxes
Income tax expense for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Current:
Federal	$2,839	$5,881	$4,235
State	425	1,338	1,459
Current tax expense	3,264	7,219	5,694
Deferred:
Federal	(1,000)	1,036	1,299
State	(108)	122	90
Deferred tax (benefit) expense	(1,108)	1,158	1,389
Total income tax expense	$2,156	$8,377	$7,083
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Net deferred tax assets are included in accrued interest receivable and other assets in the Consolidated Balance Sheets.
The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2016	December 31, 2015
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$8,177	$6,422
SBA recourse reserve	720	—
Excess book basis over tax basis for net assets acquired	336	697
Deferred compensation	951	1,305
State net operating loss carryforwards	548	666
Non-accrual loan interest	815	813
Capital loss carryforwards	32	33
Unrealized losses on securities	349	50
Other	394	342
Total deferred tax assets before valuation allowance	12,322	10,328
Valuation allowance	—	(68)
Total deferred tax assets	12,322	10,260
Deferred tax liabilities:
Leasing and fixed asset activities	7,389	6,878
Loan servicing asset	780	612
Other	101	137
Total deferred tax liabilities	8,270	7,627
Net deferred tax asset	$4,052	$2,633

The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense as of December 31, 2016, 2015 and 2014 was as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
	(In Thousands)
Change in net deferred tax assets	$1,419	$(970)	$(119)
Deferred taxes allocated to other comprehensive income	(311)	(188)	352
Acquired deferred tax assets	—	—	(1,622)
Deferred income tax benefit (expense)	$1,108	$(1,158)	$(1,389)
Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In making the determination that the realization of the deferred tax was more likely than not, the Corporation considered several factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies and expiration dates associated with operating loss carry forwards.
The Corporation had state net operating loss carryforwards of approximately $10.7 million and $12.9 million at December 31, 2016 and 2015, respectively, which can be used to offset future state taxable income. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established as of December 31, 2016.
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Income before income tax expense	$17,065	$24,891	$21,222
Tax expense at statutory federal rate of 35%, 34.42% and 34% applied to income before income tax expense, respectively	$5,973	$8,568	$7,305
State income tax, net of federal effect	206	968	1,000
Tax-exempt security and loan income, net of TEFRA adjustments	(1,114)	(879)	(736)
Bank-owned life insurance	(341)	(330)	(296)
Non-deductible transaction costs	—	—	124
Tax credits, net	(2,696)	(246)	(375)
Other	128	296	61
Total income tax expense	$2,156	$8,377	$7,083
Effective tax rate	12.63%	33.65%	33.38%
As of December 31, 2016, there were no uncertain tax positions outstanding. The summary of all of the Corporation’s uncertain tax positions totaled $27,000 at December 31, 2015. There were no material additions to or reductions from these uncertain tax positions for the year ended December 31, 2016. As of December 31, 2016, tax years remaining open for the State of Wisconsin tax were 2012 through 2015. Federal tax years that remained open were 2013 through 2015. As of December 31, 2016, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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
At December 31, 2016, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $25.8 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between August 2018 and July 2027. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $352,000, included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of December 31, 2016, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis on the Consolidated Balance Sheets.
At December 31, 2016, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $25.8 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August 2018 through July 2027. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our Banks and are reported on the Consolidated Balance Sheets as a net derivative liability of $352,000. The value of these swaps was included in accrued interest payable and other liabilities as of December 31, 2016. The gross amount of dealer counterparty swaps was also $352,000 as no right of offset existed with the dealer counterparty swaps as of December 31, 2016.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2016 and 2015.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2016	Accrued interest receivable and other assets	$352	Accrued interest payable and other liabilities	$352
December 31, 2015	Accrued interest receivable and other assets	$552	Accrued interest payable and other liabilities	$552
No derivative instruments held by the Corporation for the year ended December 31, 2016 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2016, 2015 and 2014 had an insignificant impact to the audited Consolidated Statements of Income.

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
In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance-sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2016 and 2015, there were no accrued credit losses for financial instruments with off-balance-sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2016 and 2015, respectively, are as follows:

	At December 31,
	2016	2015
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$539,146	$512,627
Standby letters of credit	11,771	18,622

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

In the ordinary course of business, the Corporation sells the guaranteed portion of SBA loans, as well as participation interests in other originated loans, to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management, servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portion of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.7 million at December 31, 2016, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. No recourse reserve was recorded as of December 31, 2015. To date, the Corporation has not experienced significant losses related to the guaranteed portion of SBA loans.

The summary of the activity in the SBA recourse reserve for the year ended December 31, 2016 is as follows:

At December 31,
2016
(In Thousands)
Balance at the beginning of the period	$—
SBA recourse provision	2,068
Charge-offs, net	(318)
Balance at the end of the period	$1,750
In the normal course of business, various legal proceedings involving the Corporation are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations and cash flows.

Note 19 – Fair Value Disclosures
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$6,295	$—	$6,295
Municipal obligations	—	8,156	—	8,156
Asset backed securities	—	1,081	—	1,081
Collateralized mortgage obligations - government issued	—	31,213	—	31,213
Collateralized mortgage obligations - government-sponsored enterprises	—	99,148	—	99,148
Interest rate swaps	—	352	—	352
Liabilities:
Interest rate swaps	—	352	—	352

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$8,017	$—	$8,017
Municipal obligations	—	4,283	—	4,283
Asset backed securities	—	1,269	—	1,269
Collateralized mortgage obligations - government issued	—	44,543	—	44,543
Collateralized mortgage obligations - government-sponsored enterprises	—	82,436	—	82,436
Interest rate swaps	—	552	—	552
Liabilities:
Interest rate swaps	—	552	—	552

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2016 or 2015 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$12,268	$1,097	$13,365
Foreclosed properties	—	1,473	—	1,473
Loan servicing rights	—	—	1,906	1,906

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$11,518	$6,245	$17,763
Foreclosed properties	—	1,677	—	1,677
Loan servicing rights	—	—	1,563	1,563
Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $13.4 million and $17.8 million at December 31, 2016 and 2015, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 56%. The weighted average of those unobservable inputs as of the measurement date of December 31, 2016 was 30%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$77,517	$77,517	$55,622	$21,895	$—
Securities available-for-sale	145,893	145,893	—	145,893	—
Securities held-to-maturity	38,612	38,520	—	38,520	—
Loans held for sale	1,111	1,111	—	1,111	—
Loans and lease receivables, net	1,429,763	1,447,044	—	12,268	1,434,776
Bank-owned life insurance	39,048	39,048	—	39,048	—
Federal Home Loan Bank and Federal Reserve Bank stock	2,131	2,131	—	2,131	—
Accrued interest receivable	4,677	4,677	4,677	—	—
Interest rate swaps	352	352	—	352	—
Financial liabilities:
Deposits	1,538,855	1,539,413	$1,063,720	475,693	—
Federal Home Loan Bank advances and other borrowings	59,676	60,893	—	60,893	—
Junior subordinated notes	10,004	9,072	—	—	9,072
Accrued interest payable	1,765	1,765	1,765	—	—
Interest rate swaps	352	352	—	352	—
Off balance sheet items:
Standby letters of credit	58	58	—	—	58

	December 31, 2015
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$113,564	$113,564	$100,063	$13,501	$—
Securities available-for-sale	140,548	140,548	—	140,548	—
Securities held-to-maturity	37,282	37,558	—	37,558	—
Loans held for sale	2,702	2,702	—	2,702	—
Loans and lease receivables, net	1,414,649	1,445,773	—	11,518	1,434,255
Bank-owned life insurance	28,298	28,298	—	28,298	—
Federal Home Loan Bank and Federal Reserve Bank stock	2,843	2,843	—	2,843	—
Accrued interest receivable	4,412	4,412	4,412	—	—
Interest rate swaps	552	552	—	552	—
Financial liabilities:
Deposits	1,577,231	1,577,838	1,009,762	$568,076	—
Federal Home Loan Bank advances and other borrowings	34,740	35,353	—	35,353	—
Junior subordinated notes	9,990	6,614	—	—	6,614
Accrued interest payable	1,766	1,766	1,766	—	—
Interest rate swaps	552	552	—	552	—
Off balance sheet items:
Standby letters of credit	183	183	—	—	183
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
Cash and Cash Equivalents: The carrying amount reported for cash and due from banks and interest bearing deposits held by the Corporation approximates fair value because of its immediate availability and because it does not present unanticipated credit concerns. As of December 31, 2016 and 2015, the Corporation held $20.3 million and $9.1 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 2 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased approximates the fair value for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As December 31, 2016 and 2015, the Corporation held $1.6 million and $4.5 million, respectively, of brokered certificates of deposits.
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

Loans Held for Sale: Loans held for sale, which consist of residential real estate mortgage loans and the guaranteed portion of SBA loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.
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
Bank Owned Life Insurance: The carrying amount of the cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount.
Accrued Interest Receivable and Accrued Interest Payable: The carrying amounts reported for accrued interest receivable and accrued interest payable approximate fair value because of their immediate availability and because they do not present unanticipated credit concerns.
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

Note 20 – Condensed Parent Only Financial Information
The following represents the condensed financial information of FBFS only:
Condensed Balance Sheets

	As of December 31,
	2016	2015
	(In Thousands)
Assets
Cash and due from banks	$127	$1,099
Investments in subsidiaries, at equity	196,221	187,530
Leasehold improvements and equipment, net	1,605	1,519
Other assets	4,738	2,849
Total assets	$202,691	$192,997
Liabilities and Stockholders’ Equity
Borrowed funds	$33,512	$35,751
Other liabilities	7,529	6,414
Total liabilities	41,041	42,165
Stockholders’ equity	161,650	150,832
Total liabilities and stockholders’ equity	$202,691	$192,997
Condensed Statements of Income

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Net interest expense	2,799	2,777	2,071
Non-interest income
Consulting and rental income from consolidated subsidiaries	16,036	13,398	10,776
Other	33	35	34
Total non-interest income	16,069	13,433	10,810
Non-interest expense	19,250	16,854	13,444
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	5,980	6,198	4,705
Income tax benefit	2,170	2,527	1,659
Loss before equity in undistributed net income of consolidated subsidiaries	3,810	3,671	3,046
Equity in undistributed net income of consolidated subsidiaries	18,719	20,185	17,185
Net income	$14,909	$16,514	$14,139

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Operating activities
Net income	$14,909	$16,514	$14,139
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(18,719)	(20,185)	(17,185)
Share-based compensation	994	448	416
Excess tax benefit from share-based compensation	(83)	—	—
Increase in other liabilities	1,198	2,390	1,002
Other, net	(3,162)	(481)	(1,147)
Net cash used in operating activities	(4,863)	(1,314)	(2,775)
Investing activities
Dividends received from subsidiaries	13,534	7,034	8,000
Capital contributions to subsidiaries	(3,500)	(3,000)	(32,980)
Net cash provided by (used in) investing activities	10,034	4,034	(24,980)
Financing activities
Net (decrease) increase in short-term borrowed funds	(1,500)	1,500	1,000
Proceeds from issuance of long-term debt, net of issuance costs	—	—	14,469
Repayment of long-term debt	—	—	(4,000)
Proceeds from issuance of common stock	—	—	16,560
Proceeds from exercise of stock options	—	300	936
Purchase of treasury stock	(467)	(946)	(1,795)
Excess tax benefit from share-based compensation	—	162	305
Cash dividends paid	(4,176)	(3,816)	(3,396)
Net cash (used in) provided by financing activities	(6,143)	(2,800)	24,079
Decrease in cash and cash equivalents	(972)	(80)	(3,676)
Cash and due from banks at the beginning of the period	1,099	1,179	4,855
Cash and due from banks at the end of the period	$127	$1,099	$1,179

Note 21 – Condensed Quarterly Earnings (unaudited)

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Share Data)
Interest income	$20,321	$18,898	$19,555	$19,343	$18,600	$18,135	$17,520	$18,216
Interest expense	3,568	3,603	3,814	3,804	3,688	3,525	3,332	3,286
Net interest income	16,753	15,295	15,741	15,539	14,912	14,610	14,188	14,930
Provision for loan and lease losses	994	3,537	2,762	525	1,895	287	520	684
Non-interest income	3,931	3,640	5,823	4,594	4,935	4,102	4,126	3,848
Non-interest expense	14,523	15,753	13,458	12,699	11,684	11,984	11,974	11,732
Income (loss) before income tax expense	5,167	(355)	5,344	6,909	6,268	6,441	5,820	6,362
Income tax expense (benefit)(1)	1,199	(3,020)	1,621	2,356	2,185	2,060	1,962	2,170
Net income(1)	$3,968	$2,665	$3,723	$4,553	$4,083	$4,381	$3,858	$4,192
Per common share(2):
Basic earnings(1)	$0.46	$0.31	$0.43	$0.52	$0.47	$0.50	$0.45	$0.48
Diluted earnings(1)	0.46	0.31	0.43	0.52	0.47	0.50	0.45	0.48
Dividends declared	0.12	0.12	0.12	0.12	0.11	0.11	0.11	0.11

(1)
Results for the third quarter, second quarter and first quarter 2016 have been adjusted to reflect early adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” See Note 1 for additional details related to the adjustments.

(2)	All per share amounts have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend completed in August 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Business Financial Services, Inc.:
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Business Financial Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of First Business Financial Services, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 10, 2017

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Business Financial Services, Inc.:
We have audited First Business Financial Services, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Business Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Business Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 10, 2017

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 23, 2017 under the captions “Item 1 - Election of Directors,” “Corporate Governance Principles and Practices” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 23, 2017 under the captions “Executive Compensation,” “Summary Compensation Table,” “Long Term Incentive Plans,” “Outstanding Equity Awards at December 31, 2016,” “Disclosure Regarding Termination and Change in Control Provisions” and “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 23, 2017 under the caption “Principal Shareholders” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	274,581
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 23, 2017 under the captions “Related Party Transactions” and “Corporate Governance Principles and Practices” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 23, 2017 under the caption “Miscellaneous” is incorporated herein by reference.

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

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

March 10, 2017	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	March 10, 2017
Corey A. Chambas	(principal executive officer)

/s/ Edward G. Sloane, Jr.	Chief Financial Officer	March 10, 2017
Edward G. Sloane, Jr.	(principal financial officer)

/s/ Michael J. Murphy	Chief Accounting Officer	March 10, 2017
Michael J. Murphy	(principal accounting officer)

/s/ Jerome J. Smith	Chairman of the Board of Directors	March 10, 2017
Jerome J. Smith

/s/ Mark D. Bugher	Director	March 10, 2017
Mark D. Bugher

/s/ Jan A. Eddy	Director	March 10, 2017
Jan A. Eddy

/s/ John J. Harris	Director	March 10, 2017
John J. Harris

/s/ Gerald L. Kilcoyne	Director	March 10, 2017
Gerald L. Kilcoyne

/s/ John M. Silseth	Director	March 10, 2017
John M. Silseth

/s/ Carol P. Sanders	Director	March 10, 2017
Carol P. Sanders

/s/ Dean W. Voeks	Director	March 10, 2017
Dean W. Voeks

Exhibit Index

Exhibit No.	Exhibit Name

3.1
Amended and Restated Articles of Incorporation of First Business Financial Services, Inc. (Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 13, 2009, and refiled herewith in accordance with Item 10(d) of Regulation S-K)

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

4.1
Rights Agreement, dated as of June 5, 2008, between the Registrant and Computershare Investor Services, Inc. (Previously filed as Exhibit 4.1 to the Registration Statement on Form 8-A filed on June 6, 2008, and refiled herewith in accordance with Item 10(d) of Regulation S-K)

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

10.1*	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.2*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on August 13, 2012)

10.3*
Form of Executive Change-in-Control and Severance Agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2006, and refiled herewith in accordance with Item 10(d) of Regulation S-K)

10.4*
Amended and Restated Agreement effective December 22, 2014 between First Business Bank and Corey A. Chambas (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.5*
First Amendment of Agreement by and between First Business Bank and Corey Chambas (Amended and Restated December 22, 2014)(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)

10.6*	Annual Incentive Bonus Program, as amended, dated March 6, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2015)

10.7*	Offer Letter between the Company and David R. Seiler. accepted March 25, 2016 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 8, 2016)

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan.