Form 10-Q
period 2017-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2017-04-28
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
(608) 238-8008
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 21, 2017 was 8,718,307 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$15,465	$14,596
Short-term investments	45,434	62,921
Cash and cash equivalents	60,899	77,517
Securities available-for-sale, at fair value	147,058	145,893
Securities held-to-maturity, at amortized cost	38,485	38,612
Loans held for sale	3,924	1,111
Loans and leases receivable, net of allowance for loan and lease losses of $21,666 and $20,912, respectively	1,459,305	1,429,763
Premises and equipment, net	3,955	3,772
Foreclosed properties	1,472	1,472
Bank-owned life insurance	39,358	39,048
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,782	2,131
Goodwill and other intangible assets	12,774	12,773
Accrued interest receivable and other assets	28,578	28,607
Total assets	$1,800,590	$1,780,699
Liabilities and Stockholders’ Equity
Deposits	$1,492,714	$1,538,855
Federal Home Loan Bank advances and other borrowings	121,841	59,676
Junior subordinated notes	10,008	10,004
Accrued interest payable and other liabilities	11,893	10,514
Total liabilities	1,636,456	1,619,049
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,961,789 and 8,959,239 shares issued, 8,718,307 and 8,715,856 shares outstanding at March 31, 2017 and December 31, 2016, respectively	90	90
Additional paid-in capital	77,818	77,542
Retained earnings	93,581	91,317
Accumulated other comprehensive loss	(576)	(522)
Treasury stock, 243,482 and 243,383 shares at March 31, 2017 and December 31, 2016, respectively, at cost	(6,779)	(6,777)
Total stockholders’ equity	164,134	161,650
Total liabilities and stockholders’ equity	$1,800,590	$1,780,699

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$17,522	$18,445
Securities income	779	722
Short-term investments	146	176
Total interest income	18,447	19,343
Interest expense
Deposits	2,673	3,053
Federal Home Loan Bank advances and other borrowings	612	474
Junior subordinated notes	274	277
Total interest expense	3,559	3,804
Net interest income	14,888	15,539
Provision for loan and lease losses	572	525
Net interest income after provision for loan and lease losses	14,316	15,014
Non-interest income
Trust and investment services fee income	1,629	1,273
Gain on sale of Small Business Administration loans	360	1,376
Gain on sale of residential mortgage loans	11	145
Service charges on deposits	765	742
Loan fees	458	609
Increase in cash surrender value of bank-owned life insurance	311	243
Other non-interest income	529	206
Total non-interest income	4,063	4,594
Non-interest expense
Compensation	8,683	8,370
Occupancy	475	508
Professional fees	1,010	861
Data processing	584	651
Marketing	370	734
Equipment	283	280
Computer software	683	494
FDIC insurance	380	291
Collateral liquidation costs	92	47
Impairment of tax credit investments	113	112
Small Business Administration recourse provision	6	—
Other non-interest expense	881	351
Total non-interest expense	13,560	12,699
Income before income tax expense	4,819	6,909
Income tax expense	1,422	2,356
Net income	$3,397	$4,553
Earnings per common share
Basic	$0.39	$0.52
Diluted	0.39	0.52
Dividends declared per share	0.13	0.12
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net income	$3,397	$4,553
Other comprehensive (loss) income, before tax
Securities available-for-sale:
Net unrealized securities (losses) gains arising during the period	(83)	876
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	26	40
Income tax benefit (expense)	3	(354)
Total other comprehensive (loss) income	$(54)	$562
Comprehensive income	$3,343	$5,115

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	4,553	—	—	4,553
Other comprehensive income	—	—	—	—	562	—	562
Share-based compensation - restricted shares	861	—	296	—	—	—	296
Cash dividends ($0.12 per share)	—	—	—	(1,042)	—	—	(1,042)
Treasury stock purchased	(99)	—	—	—	—	(2)	(2)
Balance at March 31, 2016	8,700,172	$89	$76,845	$84,095	$482	$(6,312)	$155,199

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2016	8,715,856	$90	$77,542	$91,317	$(522)	$(6,777)	$161,650
Net income	—	—	—	3,397	—	—	3,397
Other comprehensive loss	—	—	—	—	(54)	—	(54)
Share-based compensation - restricted shares	2,550	—	276	—	—	—	276
Cash dividends ($0.13 per share)	—	—	—	(1,133)	—	—	(1,133)
Treasury stock purchased	(99)	—	—	—	—	(2)	(2)
Balance at March 31, 2017	8,718,307	$90	$77,818	$93,581	$(576)	$(6,779)	$164,134

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In Thousands)
Operating activities
Net income	$3,397	$4,553
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(75)	(98)
Impairment of tax credit investments	113	112
Provision for loan and lease losses	572	525
Depreciation, amortization and accretion, net	384	243
Share-based compensation	276	296
Increase in value of bank-owned life insurance policies	(311)	(243)
Origination of loans for sale	(10,646)	(13,986)
Sale of loans originated for sale	10,244	22,288
Gain on sale of loans originated for sale	(371)	(1,521)
Excess tax benefit from share-based compensation	(7)	(6)
Returns on investments in limited partnerships	92	—
Net increase in accrued interest receivable and other assets	(159)	(657)
Net increase (decrease) in accrued interest payable and other liabilities	1,379	(1,685)
Net cash provided by operating activities	4,888	9,821
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	9,434	9,126
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	730	802
Purchases of available-for-sale and held-to-maturity securities	(11,517)	(8,802)
Net increase in loans and leases	(32,061)	(23,321)
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(3,495)	(7)
Proceeds from the sale of Federal Home Loan Bank Stock	844	116
Purchases of leasehold improvements and equipment, net	(363)	(113)
Net cash used in investing activities	(36,428)	(22,199)
Financing activities
Net (decrease) increase in deposits	(46,133)	4,412
Repayment of Federal Home Loan Bank advances	(115,916)	(1,500)
Proceeds from Federal Home Loan Bank advances	178,416	—
Net (decrease) increase in other borrowed funds	(310)	1,800
Cash dividends paid	(1,133)	(1,042)
Purchase of treasury stock	(2)	(2)
Net cash provided by financing activities	14,922	3,668
Net decrease in cash and cash equivalents	(16,618)	(8,710)
Cash and cash equivalents at the beginning of the period	77,517	113,564
Cash and cash equivalents at the end of the period	$60,899	$104,854
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$3,386	$3,633
Income taxes paid	(314)	1,521
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	2,040	5,776
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), its wholly owned subsidiaries, First Business Bank (“FBB”), First Business Bank – Milwaukee (“FBB – Milwaukee”) and Alterra Bank (“Alterra”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB, FBB – Milwaukee and Alterra are sometimes referred to together as the “Banks.” FBB operates as a commercial banking institution in the Madison, Wisconsin market, consisting primarily of Dane County and the surrounding areas, with loan production offices in Northeast Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market, consisting primarily of Waukesha County, Milwaukee County and the surrounding areas, with a loan production office in Kenosha, Wisconsin. Alterra operates as a commercial banking institution in the Kansas City market and the surrounding areas. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”) and Mitchell Street Apartments Investment, LLC (“Mitchell Street”). FMIC is located in and was formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB – Milwaukee Real Estate, LLC (“FBBMRE”).
On January 12, 2017, the Corporation announced plans to consolidate the charters of the Banks into a single charter. The Corporation’s charter consolidation plans have been approved by the board of directors of the Corporation and the Banks, as well as by the applicable federal and state banking regulators. The plans are expected to take effect during the second quarter of 2017.
Basis of Presentation. The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2017. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April, May and December 2016, the FASB also issued ASU No. 2016-10, No. 2016-12 and No. 2016-20, respectively, related to Topic 606. The amendments do not change the core principals of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original ASU. The Corporation intends to adopt the accounting standards during the first quarter of 2018, as required. The Corporation has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of this standard. The adoption of this accounting standard is not expected to have a material impact on the Corporation's consolidated financial statements. The FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Corporation's initial assessment and may change the conclusions reached as to the application of this new guidance.
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
There were no anti-dilutive employee share-based awards for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$3,397	$4,553
Less: earnings allocated to participating securities	45	70
Basic earnings allocated to common shareholders	$3,352	$4,483
Weighted-average common shares outstanding, excluding participating securities	8,600,620	8,565,050
Basic earnings per common share	$0.39	$0.52

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$3,352	$4,483
Weighted-average diluted common shares outstanding, excluding participating securities	8,600,620	8,565,050
Diluted earnings per common share	$0.39	$0.52

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units and any other type of award permitted by the Plan. As of March 31, 2017, 272,031 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, with the exception of restricted stock units, which do not have voting rights and are provided dividend equivalents, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.
Restricted stock activity for the year ended December 31, 2016 and the three months ended March 31, 2017 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	135,471	$20.13
Granted	60,415	22.74
Vested	(56,090)	18.71
Forfeited	(23,551)	20.90
Nonvested balance as of December 31, 2016	116,245	21.13
Granted	2,550	25.52
Vested	(2,163)	23.91
Forfeited	—	—
Nonvested balance as of March 31, 2017	116,632	$21.17

As of March 31, 2017, the Corporation had $2.0 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.60 years.

For the three months ended March 31, 2017 and 2016, share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended March 31,
	2017	2016
	(In Thousands)
Share-based compensation expense	$276	$296

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$6,299	$10	$(9)	$6,300
Municipal obligations	8,218	8	(50)	8,176
Asset-backed securities	1,067	—	(17)	1,050
Collateralized mortgage obligations - government issued	27,744	403	(160)	27,987
Collateralized mortgage obligations - government-sponsored enterprises	104,381	159	(995)	103,545
	$147,709	$580	$(1,231)	$147,058

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$6,298	$7	$(10)	$6,295
Municipal obligations	8,246	2	(92)	8,156
Asset-backed securities	1,116	—	(35)	1,081
Collateralized mortgage obligations - government issued	30,936	423	(146)	31,213
Collateralized mortgage obligations - government-sponsored enterprises	99,865	252	(969)	99,148
	$146,461	$684	$(1,252)	$145,893

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,497	$2	$(3)	$1,496
Municipal obligations	21,764	192	(37)	21,919
Collateralized mortgage obligations - government issued	8,675	17	(34)	8,658
Collateralized mortgage obligations - government-sponsored enterprises	6,549	—	(67)	6,482
	$38,485	$211	$(141)	$38,555

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,497	$2	$(5)	$1,494
Municipal obligations	21,173	62	(78)	21,157
Collateralized mortgage obligations - government issued	9,148	17	(38)	9,127
Collateralized mortgage obligations - government-sponsored enterprises	6,794	6	(58)	6,742
	$38,612	$87	$(179)	$38,520

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. Government. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. No sales of available-for-sale securities occurred during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and December 31, 2016, securities with a fair value of $20.4 million and $22.4 million, respectively, were pledged to secure interest rate swap contracts, outstanding FHLB advances and additional FHLB availability.
The amortized cost and fair value of securities by contractual maturity at March 31, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$5,084	$5,083	$—	$—
Due in one year through five years	15,961	15,933	8,928	8,978
Due in five through ten years	63,774	63,937	13,284	13,370
Due in over ten years	62,890	62,105	16,273	16,207
	$147,709	$147,058	$38,485	$38,555

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2017 and December 31, 2016. At March 31, 2017, the Corporation held 121 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2017, the Corporation held 11 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2017 and 2016.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,791	$9	$—	$—	$3,791	$9
Municipal obligations	4,951	47	959	3	5,910	50
Asset-backed securities	—	—	1,050	17	1,050	17
Collateralized mortgage obligations - government issued	10,144	145	475	15	10,619	160
Collateralized mortgage obligations - government-sponsored enterprises	70,580	944	2,318	51	72,898	995
	$89,466	$1,145	$4,802	$86	$94,268	$1,231

	As of December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$1,991	$10	$—	$—	$1,991	$10
Municipal obligations	7,207	89	406	3	7,613	92
Asset-backed securities	—	$—	1,081	35	1,081	35
Collateralized mortgage obligations - government issued	10,552	130	493	16	11,045	146
Collateralized mortgage obligations - government-sponsored enterprises	54,843	931	1,819	38	56,662	969
	$74,593	$1,160	$3,799	$92	$78,392	$1,252

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2017 and December 31, 2016. At March 31, 2017, the Corporation held 22 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were five held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of March 31, 2017. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2017 and 2016.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$3	$—	$—	$1,000	$3
Municipal obligations	2,615	37	—	—	2,615	37
Collateralized mortgage obligations - government issued	3,537	20	852	14	4,389	34
Collateralized mortgage obligations - government-sponsored enterprises	2,345	35	4,204	32	6,549	67
	$9,497	$95	$5,056	$46	$14,553	$141

	As of December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$5	$—	$—	$1,000	$5
Municipal obligations	9,472	78	—	—	9,472	78
Collateralized mortgage obligations - government issued	6,980	38	—	—	6,980	38
Collateralized mortgage obligations - government-sponsored enterprises	4,682	58	—	—	4,682	58
	$22,134	$179	$—	$—	$22,134	$179

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2017	December 31, 2016
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$183,016	$176,459
Commercial real estate — non-owner occupied	492,366	473,158
Land development	52,663	56,638
Construction	91,343	101,206
Multi-family	107,669	92,762
1-4 family	40,036	45,651
Total commercial real estate	967,093	945,874
Commercial and industrial	458,778	450,298
Direct financing leases, net	29,330	30,951
Consumer and other:
Home equity and second mortgages	8,237	8,412
Other	18,859	16,329
Total consumer and other	27,096	24,741
Total gross loans and leases receivable	1,482,297	1,451,864
Less:
Allowance for loan and lease losses	21,666	20,912
Deferred loan fees	1,326	1,189
Loans and leases receivable, net	$1,459,305	$1,429,763
As of March 31, 2017 and December 31, 2016, the total amount of the Corporation’s ownership of SBA loans on the Consolidated Balance Sheets was $67.4 million and $62.1 million, respectively. As of March 31, 2017 and December 31, 2016, $11.1 million and $5.5 million of loans in this portfolio were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portion of SBA loans which the Corporation sold in the secondary market, as well as participation interests in other originated loans. The total principal amount of the guaranteed portion of SBA loans sold during the three months ended March 31, 2017 and 2016 was $3.3 million and $13.1 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2017 and 2016 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2017 and December 31, 2016 was $101.7 million and $105.1 million, respectively, while the retained, unguaranteed portion of sold SBA loans on the unaudited Consolidated Balance Sheets was $31.4 million and $32.2 million as of March 31, 2017 and December 31, 2016, respectively. The total outstanding balance of the retained, unguaranteed portion of sold SBA loans considered impaired as of March 31, 2017 and December 31, 2016 was $1.5 million and $2.5 million, respectively.

The total principal amount of transferred participation interests in other originated commercial loans during the three months ended March 31, 2017 and 2016 was $5.6 million and $375,000, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2017 and December 31, 2016 was $86.6 million and $102.7 million, respectively. As of March 31, 2017 and December 31, 2016, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $127.4 million and $106.1 million, respectively. No loans in this participation portfolio were considered impaired as of March 31, 2017 and December 31, 2016. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 was $707,000 and $1.2 million, respectively.

The Corporation also sells residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the three months ended March 31, 2017 and 2016 was $1.0 million and $7.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred have been derecognized in the unaudited Consolidated Financial Statements. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

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

The following table reflects the contractually required payments receivable and fair value of the Corporation’s purchased credit-impaired loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In Thousands)
Contractually required payments	$2,986	$3,265
Fair value of purchased credit-impaired loans	1,234	1,432

The following table presents a rollforward of the accretable yield as of March 31, 2017 and December 31, 2016:

	As of and for the Three Months Ended March 31, 2017	As of and for the Year Ended December 31, 2016
	(In Thousands)
Accretable yield, beginning of period	$135	$414
Accretion recognized in interest income	(3)	(129)
Reclassification to nonaccretable difference for loans with changing cash flows(1)	(3)	(244)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(5)	94
Accretable yield, end of period	$124	$135

(1)	Represents changes in accretable yield for those loans that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans that are driven primarily by changes in actual and estimated payments.

The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$146,120	$19,410	$11,992	$5,494	$183,016
Commercial real estate — non-owner occupied	465,826	22,813	1,748	1,979	492,366
Land development	48,206	814	288	3,355	52,663
Construction	84,930	799	1,012	4,602	91,343
Multi-family	107,518	151	—	—	107,669
1-4 family	34,546	1,561	1,394	2,535	40,036
Total commercial real estate	887,146	45,548	16,434	17,965	967,093
Commercial and industrial	354,072	33,188	51,963	19,555	458,778
Direct financing leases, net	27,930	1,400	—	—	29,330
Consumer and other:
Home equity and second mortgages	7,734	485	11	7	8,237
Other	18,065	100	—	694	18,859
Total consumer and other	25,799	585	11	701	27,096
Total gross loans and leases receivable	$1,294,947	$80,721	$68,408	$38,221	$1,482,297
Category as a % of total portfolio	87.36%	5.45%	4.61%	2.58%	100.00%

	December 31, 2016
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$142,704	$20,294	$11,174	$2,287	$176,459
Commercial real estate — non-owner occupied	447,895	20,933	2,721	1,609	473,158
Land development	52,082	823	293	3,440	56,638
Construction	93,510	3,154	1,624	2,918	101,206
Multi-family	87,418	1,937	3,407	—	92,762
1-4 family	38,504	3,144	1,431	2,572	45,651
Total commercial real estate	862,113	50,285	20,650	12,826	945,874
Commercial and industrial	348,201	42,949	46,675	12,473	450,298
Direct financing leases, net	29,351	1,600	—	—	30,951
Consumer and other:
Home equity and second mortgages	8,271	121	12	8	8,412
Other	15,714	—	11	604	16,329
Total consumer and other	23,985	121	23	612	24,741
Total gross loans and leases receivable	$1,263,650	$94,955	$67,348	$25,911	$1,451,864
Category as a % of total portfolio	87.04%	6.54%	4.64%	1.78%	100.00%

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
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral, financial stability of the borrower, integrity or strength of the borrowers’ management team or the industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination or renewal of the loan or lease. The Corporation monitors Category I loans and leases through payment performance, continued maintenance of its personal relationships with such borrowers and continued review of such borrowers’ compliance with the terms of their respective agreements.
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
Utilizing regulatory classification terminology, the Corporation identified $46.3 million and $34.3 million of loans and leases as Substandard as of March 31, 2017 and December 31, 2016, respectively. No loans were considered Special Mention, Doubtful or Loss as of either March 31, 2017 or December 31, 2016. The population of Substandard loans is a subset of Category III and Category IV loans.
The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$177,583	$177,583
Non-owner occupied	—	266	—	266	490,121	490,387
Land development	—	—	—	—	49,308	49,308
Construction	431	166	—	597	86,144	86,741
Multi-family	—	—	—	—	107,669	107,669
1-4 family	—	—	—	—	38,125	38,125
Commercial and industrial	327	—	—	327	438,906	439,233
Direct financing leases, net	—	—	—	—	29,330	29,330
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,237	8,237
Other	7	—	—	7	18,158	18,165
Total	$765	$432	$—	$1,197	$1,443,581	$1,444,778
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$429	$4,416	$4,845	$588	$5,433
Non-owner occupied	—	—	1,941	1,941	38	1,979
Land development	—	—	—	—	3,355	3,355
Construction	—	—	2,539	2,539	2,063	4,602
Multi-family	—	—	—	—	—	—
1-4 family	—	—	1,606	1,606	305	1,911
Commercial and industrial	239	—	12,455	12,694	6,851	19,545
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	82	—	612	694	—	694
Total	$321	$429	$23,569	$24,319	$13,200	$37,519
Total loans and leases
Commercial real estate:
Owner occupied	$—	$429	$4,416	$4,845	$178,171	$183,016
Non-owner occupied	—	266	1,941	2,207	490,159	492,366
Land development	—	—	—	—	52,663	52,663
Construction	431	166	2,539	3,136	88,207	91,343
Multi-family	—	—	—	—	107,669	107,669
1-4 family	—	—	1,606	1,606	38,430	40,036
Commercial and industrial	566	—	12,455	13,021	445,757	458,778
Direct financing leases, net	—	—	—	—	29,330	29,330
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,237	8,237
Other	89	—	612	701	18,158	18,859
Total	$1,086	$861	$23,569	$25,516	$1,456,781	$1,482,297
Percent of portfolio	0.07%	0.06%	1.59%	1.72%	98.28%	100.00%

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$174,236	$174,236
Non-owner occupied	—	—	—	—	471,549	471,549
Land development	—	—	—	—	53,198	53,198
Construction	—	—	—	—	98,288	98,288
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	—	75	43,639	43,714
Commercial and industrial	55	468	—	523	437,312	437,835
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	—	—	—	—	15,725	15,725
Total	$130	$468	$—	$598	$1,426,072	$1,426,670
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$1,183	$1,183	$1,040	$2,223
Non-owner occupied	—	—	—	—	1,609	1,609
Land development	—	—	—	—	3,440	3,440
Construction	2,482	—	436	2,918	—	2,918
Multi-family	—	—	—	—	—	—
1-4 family	—	—	1,240	1,240	697	1,937
Commercial and industrial	3,345	168	6,740	10,253	2,210	12,463
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	186	—	378	564	40	604
Total	$6,013	$168	$9,977	$16,158	$9,036	$25,194
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$1,183	$1,183	$175,276	$176,459
Non-owner occupied	—	—	—	—	473,158	473,158
Land development	—	—	—	—	56,638	56,638
Construction	2,482	—	436	2,918	98,288	101,206
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	1,240	1,315	44,336	45,651
Commercial and industrial	3,400	636	6,740	10,776	439,522	450,298
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	186	—	378	564	15,765	16,329
Total	$6,143	$636	$9,977	$16,756	$1,435,108	$1,451,864
Percent of portfolio	0.42%	0.04%	0.69%	1.15%	98.85%	100.00%

The Corporation’s total impaired assets consisted of the following at March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$5,433	$2,223
Commercial real estate — non-owner occupied	1,979	1,609
Land development	3,355	3,440
Construction	4,602	2,918
Multi-family	—	—
1-4 family	1,911	1,937
Total non-accrual commercial real estate	17,280	12,127
Commercial and industrial	19,545	12,463
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	694	604
Total non-accrual consumer and other loans	694	604
Total non-accrual loans and leases	37,519	25,194
Foreclosed properties, net	1,472	1,472
Total non-performing assets	38,991	26,666
Performing troubled debt restructurings	702	717
Total impaired assets	$39,693	$27,383

	March 31, 2017	December 31, 2016
Total non-accrual loans and leases to gross loans and leases	2.53%	1.74%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	2.63	1.83
Total non-performing assets to total assets	2.17	1.50
Allowance for loan and lease losses to gross loans and leases	1.46	1.44
Allowance for loan and lease losses to non-accrual loans and leases	57.75	83.00
As of March 31, 2017 and December 31, 2016, $12.4 million and $12.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of March 31, 2017.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017			As of December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	3	$1,065	$919	3	$1,065	$930
Commercial real estate — non-owner occupied	1	158	38	1	158	39
Land development	1	5,745	3,354	1	5,745	3,440
Construction	—	—	—	2	331	314
Multi-family	—	—	—	—	—	—
1-4 family	11	1,391	1,371	11	1,391	1,393
Commercial and industrial	10	8,094	7,053	10	8,094	7,058
Consumer and other:
Home equity and second mortgage	1	37	7	1	37	8
Other	1	2,076	368	1	2,076	378
Total	28	$18,566	$13,110	30	$18,897	$13,560

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of March 31, 2017 and December 31, 2016, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of March 31, 2017		As of December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Extension of term	1	$4	1	$8
Interest rate concession	1	51	1	52
Combination of extension of term and interest rate concession	14	5,627	16	6,056
Commercial and industrial:
Combination of extension of term and interest rate concession	10	7,053	10	7,058
Consumer and other:
Extension of term	1	368	1	378
Combination of extension of term and interest rate concession	1	7	1	8
Total	28	$13,110	30	$13,560

There were three loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2017. The total recorded investment of these loans was $878,000 as of March 31, 2017. There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2016.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$5,066	$5,066		$—	$2,921		$205		$—	$205
Non-owner occupied	1,979	2,019		—	1,996		36		—	36
Land development	3,355	6,025		—	3,422		24		—	24
Construction	2,120	2,120		—	917		12		—	12
Multi-family	—	—		—	3		—		—	—
1-4 family	2,463	2,463		—	2,473		16		—	16
Commercial and industrial	7,146	7,146		—	318		83		—	83
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	7	7		—	7		—		—	—
Other	367	1,035		—	368		15		—	15
Total	$22,503	$25,881		$—	$12,425		$391		$—	$391
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$428	$428		$42	$432		$6		$—	$6
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	2,482	2,482	—	1,777	2,482	—	63	—	—	63
Multi-family	—	—		—	—		—		—	—
1-4 family	72	77		2	72		1		—	1
Commercial and industrial	12,409	12,409		4,010	12,355		251		—	251
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	327	327		327	113		—		—	—
Total	$15,718	$15,723		$6,158	$15,454		$321		$—	$321
Total:
Commercial real estate:
Owner occupied	$5,494	$5,494		$42	$3,353		$211		$—	$211
Non-owner occupied	1,979	2,019		—	1,996		36		—	36
Land development	3,355	6,025		—	3,422		24		—	24
Construction	4,602	4,602		1,777	3,399		75		—	75
Multi-family	—	—		—	3		—		—	—
1-4 family	2,535	2,540		2	2,545		17		—	17
Commercial and industrial	19,555	19,555		4,010	12,673		334		—	334
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	7	7		—	7		—		—	—
Other	694	1,362		327	481		15		—	15
Grand total	$38,221	$41,604		$6,158	$27,879		$712		$—	$712

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,788	$1,788	$—	$3,577	$328	$118	$210
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	436	438	—	291	20	—	20
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,379	2,379	—	2,755	125	94	31
Commercial and industrial	1,307	1,307	—	709	79	62	17
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	378	1,044	—	510	71	—	71
Total	$11,345	$14,722	$—	$13,371	$838	$614	$224
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$499	$499	$70	$111	$28	$—	$28
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,482	2,482	1,790	834	45	—	45
Multi-family	—	—	—	—	—	—	—
1-4 family	193	199	39	203	5	—	5
Commercial and industrial	11,166	11,166	3,700	8,448	701	—	701
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	226	226	—	19	—	—	—
Total	$14,566	$14,572	$5,599	$9,615	$779	$—	$779
Total:
Commercial real estate:
Owner occupied	$2,287	$2,287	$70	$3,688	$356	$118	$238
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	2,918	2,920	1,790	1,125	65	—	65
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,572	2,578	39	2,958	130	94	36
Commercial and industrial	12,473	12,473	3,700	9,157	780	62	718
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	604	1,270	—	529	71	—	71
Grand total	$25,911	$29,294	$5,599	$22,986	$1,617	$614	$1,003

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $3.4 million as of March 31, 2017 and December 31, 2016 represents partial charge-offs resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $702,000 and $717,000 of loans as of March 31, 2017 and December 31, 2016, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(67)	(55)	(87)	(209)
Recoveries	104	246	41	391
Provision	396	(218)	394	572
Ending balance	$12,817	$7,943	$906	$21,666
Ending balance: individually evaluated for impairment	$1,821	$4,010	$327	$6,158
Ending balance: collectively evaluated for impairment	$10,996	$3,933	$579	$15,508
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$967,093	$488,108	$27,096	$1,482,297
Ending balance: individually evaluated for impairment	$16,693	$19,545	$702	$36,940
Ending balance: collectively evaluated for impairment	$949,128	$468,554	$26,394	$1,444,076
Ending balance: loans acquired with deteriorated credit quality	$1,272	$9	$—	$1,281
Allowance as % of gross loans and leases	1.33%	1.63%	3.34%	1.46%

	As of and for the Year Ended December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(1,194)	(2,273)	(127)	(3,594)
Recoveries	274	91	7	372
Provision	2,084	5,765	(31)	7,818
Ending balance	$12,384	$7,970	$558	$20,912
Ending balance: individually evaluated for impairment	$1,899	$3,700	$—	$5,599
Ending balance: collectively evaluated for impairment	$10,485	$4,270	$558	$15,313
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and lease receivables:
Ending balance, gross	$945,874	$481,249	$24,741	$1,451,864
Ending balance: individually evaluated for impairment	$11,222	$12,452	$612	$24,286
Ending balance: collectively evaluated for impairment	$933,048	$468,776	$24,129	$1,425,953
Ending balance: loans acquired with deteriorated credit quality	$1,604	$21	$—	$1,625
Allowance as % of gross loans and leases	1.31%	1.66%	2.26%	1.44%

Note 6 — Other Assets
The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership and is not the primary beneficiary in any of these limited partnerships and the limited partnerships have not been consolidated. These investments are accounted for using the equity method of accounting and are evaluated for impairment at the end of each reporting period. For historic rehabilitation tax credits, the Corporation begins to evaluate its investments for impairment at the time the credit is earned, which is typically in the year the project is placed in service, through the end of its five-year compliance period. New market tax credits are also evaluated for impairment beginning at the time the tax credits are earned on the project through the seven-year compliance period.
Historic Rehabilitation Tax Credits
In 2015, the Corporation invested in a development entity through BOC, a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At March 31, 2017 and December 31, 2016 the net carrying value of the investment was $174,000.  During 2016, the Corporation recognized $3.8 million in historic tax credits related to this investment and $3.3 million in impairment of the underlying investment.
In 2016, the Corporation also invested in a development entity through Mitchell Street, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Milwaukee, Wisconsin. At March 31, 2017 and December 31, 2016, the net carrying value of the investment was $563,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $5.5 million. The Corporation is also anticipating the sale of a portion of the state credits associated with the investment to a third party. No historic tax credits were received at March 31, 2017. The credits are expected to be taken in the fourth quarter of 2017 when the project is placed in service and are subject to a five-year recapture period.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At March 31, 2017 and December 31, 2016, Rimrock had one CDE investment with a net carrying value of $7.0 million and $7.1 million, respectively. The investment provides federal new market tax credits over a seven-year credit allowance period through 2020. The remaining federal new market tax credit to be utilized over a maximum of seven years was $1.7 million as of March 31, 2017. The Corporation’s usage of the federal new market tax credit was approximately $113,000 during the three months ended March 31, 2017 and 2016.

Other Investments
The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $940,000 and $883,000 recorded as of March 31, 2017 and December 31, 2016, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.0 million and $3.1 million as of March 31, 2017 and December 31, 2016, respectively. The Corporation’s share of these partnerships’ income included in the unaudited Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 was $112,000 and $274,000, respectively.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II, a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of March 31, 2017 and December 31, 2016 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets is as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Accrued interest receivable	$4,426	$4,677
Net deferred tax asset	4,145	4,052
Investment in historic development entities	737	737
Investment in a CDE	6,974	7,106
Investment in limited partnerships	3,983	3,963
Investment in Trust II	315	315
Fair value of interest rate swaps	405	352
Prepaid expenses	3,312	3,074
Other assets	4,281	4,331
Total accrued interest receivable and other assets	$28,578	$28,607

Note 7 — Deposits
The composition of deposits at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017			December 31, 2016
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$227,947	$228,323	—%	$252,638	$246,182	—%
Interest-bearing transaction accounts	205,912	192,297	0.48	183,992	169,571	0.27
Money market accounts	616,557	627,188	0.42	627,090	642,784	0.48
Certificates of deposit	53,865	55,393	0.94	58,454	65,608	0.90
Wholesale deposits	388,433	400,672	1.65	416,681	467,826	1.62
Total deposits	$1,492,714	$1,503,873	0.71	$1,538,855	$1,591,971	0.74

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at March 31, 2017 and December 31, 2016 is shown below. Average balances represent year-to-date averages.

	March 31, 2017			December 31, 2016
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$244	1.15%	$—	$178	0.92%
FHLB advances	96,057	60,703	1.01	33,578	14,485	0.97
Line of credit	1,010	1,010	3.54	1,010	2,079	3.26
Other borrowings	2,262	2,164	8.26	2,590	1,739	7.64
Subordinated notes payable	22,512	22,503	7.12	22,498	22,467	7.13
Junior subordinated notes	10,008	10,006	10.97	10,004	9,997	11.07
	$131,849	$96,630	3.67	$69,680	$50,945	6.03

Short-term borrowings	$78,067			$20,588
Long-term borrowings	53,782			49,092
	$131,849			$69,680

As of March 31, 2017 and December 31, 2016, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2017, the Corporation pays a commitment fee on this line of credit. During the three months ended March 31, 2017 and 2016, the Corporation incurred interest expense due to this fee of $3,000.

Note 9 — Commitments and Contingencies
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

Management has assessed estimated losses inherent in the outstanding guaranteed portion of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.7 million at March 31, 2017, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets. During the three months ended March 31, 2017, a $6,000 recourse provision was recorded. To date, the Corporation has not experienced significant losses related to the guaranteed portion of SBA loans.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended March 31, 2017	As of and for the Year Ended December 31, 2016
	(In Thousands)
Balance at the beginning of the period	$1,750	$—
SBA recourse provision	6	2,068
Charge-offs, net	(91)	(318)
Balance at the end of the period	$1,665	$1,750
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

Note 10 — Fair Value Disclosures
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$6,300	$—	$6,300
Municipal obligations	—	8,176	—	8,176
Asset backed securities	—	1,050	—	1,050
Collateralized mortgage obligations - government issued	—	27,987	—	27,987
Collateralized mortgage obligations - government-sponsored enterprises	—	103,545	—	103,545
Interest rate swaps	—	405	—	405
Liabilities:
Interest rate swaps	—	405	—	405

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$6,295	$—	$6,295
Municipal obligations	—	8,156	—	8,156
Asset backed securities	—	1,081	—	1,081
Collateralized mortgage obligations - government issued	—	31,213	—	31,213
Collateralized mortgage obligations - government-sponsored enterprises	—	99,148	—	99,148
Interest rate swaps	—	352	—	352
Liabilities:
Interest rate swaps	—	352	—	352

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2017 or the year ended December 31, 2016 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$13,994	$2,016	$16,010
Foreclosed properties	—	1,472	—	1,472
Loan servicing rights	—	—	1,920	1,920

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$12,268	$1,097	$13,365
Foreclosed properties	—	1,472	—	1,472
Loan servicing rights	—	—	1,906	1,906

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $16.0 million and $13.4 million at March 31, 2017 and December 31, 2016, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 90% as of the measurement date of March 31, 2017. The weighted average of those unobservable inputs was 35%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$60,899	$60,899	$47,394	$13,505	$—
Securities available-for-sale	147,058	147,058	—	147,058	—
Securities held-to-maturity	38,485	38,555	—	38,555	—
Loans held for sale	3,924	3,924	—	3,924	—
Loans and lease receivables, net	1,459,305	1,476,988	—	13,994	1,462,994
Bank-owned life insurance	39,358	39,358	—	39,358	—
Federal Home Loan Bank and Federal Reserve Bank stock	4,782	4,781	—	—	4,781
Accrued interest receivable	4,426	4,426	4,426	—	—
Interest rate swaps	405	405	—	405	—
Financial liabilities:
Deposits	1,492,714	1,493,233	1,050,416	442,817	—
Federal Home Loan Bank advances and other borrowings	121,841	123,552	—	123,552	—
Junior subordinated notes	10,008	8,972	—	—	8,972
Accrued interest payable	1,938	1,938	1,938	—	—
Interest rate swaps	405	405	—	405	—
Off-balance-sheet items:
Standby letters of credit	119	119	119	—	—

	December 31, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$77,517	$77,517	$55,622	$21,895	$—
Securities available-for-sale	145,893	145,893	—	145,893	—
Securities held-to-maturity	38,612	38,520	—	38,520	—
Loans held for sale	1,111	1,111	—	1,111	—
Loans and lease receivables, net	1,429,763	1,447,044	—	12,268	1,434,776
Bank-owned life insurance	39,048	39,048	—	39,048	—
Federal Home Loan Bank and Federal Reserve Bank stock	2,131	2,131	—	2,131	—
Accrued interest receivable	4,677	4,677	4,677	—	—
Interest rate swaps	352	352	—	352	—
Financial liabilities:
Deposits	1,538,855	1,539,413	1,063,720	475,693	—
Federal Home Loan Bank advances and other borrowings	59,676	60,893	—	60,893	—
Junior subordinated notes	10,004	9,072	—	—	9,072
Accrued interest payable	1,765	1,765	1,765	—	—
Interest rate swaps	352	352	—	352	—
Off-balance-sheet items:
Standby letters of credit	58	58	—	—	58
Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the unaudited Consolidated Balance Sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.
Cash and Cash Equivalents: The carrying amount reported for cash and due from banks and interest-bearing deposits held by the Corporation approximates fair value because of its immediate availability and because it does not present unanticipated credit concerns. As of March 31, 2017 and December 31, 2016, the Corporation held $12.4 million and $20.3 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 2 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased approximates the fair value for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of both March 31, 2017 and December 31, 2016, the Corporation held $1.1 million and $1.6 million of brokered certificates of deposits, respectively.

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

Note 11 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked- to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At March 31, 2017, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $33.6 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between August 2018 and July 2027. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheets as a derivative asset of $405,000, included in accrued interest receivable and other assets. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of March 31, 2017, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis on the unaudited Consolidated Balance Sheets.
At March 31, 2017, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $33.6 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August 2018 through July 2027. Dealer counterparty swaps are subject to master netting agreements among the contracts within each of our Banks and are reported on the unaudited Consolidated Balance Sheets as a net derivative liability of $405,000. The value of these swaps was included in accrued interest payable and other liabilities as of March 31, 2017. The gross amount of dealer counterparty swaps was also $405,000 as no right of offset existed with the dealer counterparty swaps as of March 31, 2017.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2017 and December 31, 2016.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2017	Accrued interest receivable and other assets	$405	Accrued interest payable and other liabilities	$405
December 31, 2016	Accrued interest receivable and other assets	$352	Accrued interest payable and other liabilities	$352

No derivative instruments held by the Corporation for the three months ended March 31, 2017 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2017 and 2016 had an insignificant impact on the unaudited Consolidated Statements of Income.

Note 12 — Regulatory Capital

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
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.
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

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2017, both the Corporation’s and the Banks’ capital levels remained characterized as well capitalized under the new rules.

The following table summarizes both the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2017 and December 31, 2016, respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2017
Total capital (to risk-weighted assets)
Consolidated	$206,010	11.55%	$142,712	8.00%	165,011	9.250%	N/A	N/A
First Business Bank	148,557	11.35	104,691	8.00	121,049	9.250	$130,863	10.00%
First Business Bank — Milwaukee	24,865	10.51	18,920	8.00	21,876	9.250	23,650	10.00
Alterra Bank	31,562	13.23	19,079	8.00	22,060	9.250	23,849	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$163,413	9.16%	$107,034	6.00%	$129,333	7.250%	N/A	N/A
First Business Bank	134,629	10.29	78,518	6.00	94,876	7.250	$104,691	8.00%
First Business Bank — Milwaukee	22,787	9.64	14,190	6.00	17,146	7.250	18,920	8.00
Alterra Bank	28,548	11.97	14,309	6.00	17,290	7.250	19,079	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$153,405	8.60%	$80,276	4.50%	$102,574	5.750%	N/A	N/A
First Business Bank	134,629	10.29	58,888	4.50	75,246	5.750	$85,061	6.50%
First Business Bank — Milwaukee	22,787	9.64	10,642	4.50	13,599	5.750	15,372	6.50
Alterra Bank	28,548	11.97	10,732	4.50	13,713	5.750	15,502	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$163,413	9.26%	$70,575	4.00%	$70,575	4.00%	N/A	N/A
First Business Bank	134,629	10.38	51,862	4.00	51,862	4.00	$64,827	5.00%
First Business Bank — Milwaukee	22,787	8.93	10,206	4.00	10,206	4.00	12,757	5.00
Alterra Bank	28,548	11.55	9,888	4.00	9,888	4.00	12,360	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2016
Total capital (to risk-weighted assets)
Consolidated	$204,117	11.74%	$139,101	8.00%	$149,968	8.625%	N/A	N/A
First Business Bank	147,811	11.55	102,362	8.00	110,360	8.625	$127,953	10.00%
First Business Bank — Milwaukee	24,347	11.02	17,680	8.00	19,062	8.625	22,101	10.00
Alterra Bank	31,699	13.27	19,106	8.00	20,599	8.625	23,882	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$160,964	9.26%	$104,326	6.00%	$115,193	6.625%	N/A	N/A
First Business Bank	134,208	10.49	76,772	6.00	84,769	6.625	$102,362	8.00%
First Business Bank — Milwaukee	22,323	10.10	13,260	6.00	14,642	6.625	17,680	8.00
Alterra Bank	28,685	12.01	14,329	6.00	15,822	6.625	19,106	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$150,960	8.68%	$78,244	4.50%	$89,111	5.125%	N/A	N/A
First Business Bank	134,208	10.49	57,579	4.50	65,576	5.125	$83,170	6.50%
First Business Bank — Milwaukee	22,323	10.10	9,945	4.50	11,327	5.125	14,365	6.50
Alterra Bank	28,685	12.01	10,747	4.50	12,240	5.125	15,524	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$160,964	9.07%	$70,985	4.00%	$70,985	4.00%	N/A	N/A
First Business Bank	134,208	10.40	51,600	4.00	51,600	4.00	$64,500	5.00%
First Business Bank — Milwaukee	22,323	9.15	9,758	4.00	9,758	4.00	12,198	5.00
Alterra Bank	28,685	10.58	10,842	4.00	10,842	4.00	13,552	5.00

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
These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiaries, FBB, FBB-Milwaukee and Alterra. All of our operations are conducted through the Banks and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- to medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local expertise from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin and Leawood, Kansas combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance and human resources. We believe we have a niche business banking model and we consistently operate within our model. This allows our experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Effective May 1, 2017, the Corporation will discontinue all secondary market residential mortgage loan origination activity. During the first quarter of 2017, management concluded that the operational inefficiencies due to lack of scale and inherent compliance risks outweighed any ancillary benefits and minimal revenue contribution.
Operational Summary
On January 12, 2017, we announced plans to consolidate the charters of the Banks into a single charter. The Corporation’s charter consolidation plans have been approved by the board of directors of the Corporation and the Banks, as well as by the applicable federal and state banking regulators. The plans are expected to take effect during the second quarter of 2017.
Highlights for the three months ended March 31, 2017 include:

•	Total assets increased to $1.801 billion as of March 31, 2017 compared to $1.781 billion as of December 31, 2016.

•	Net income for the three months ended March 31, 2017 was $3.4 million compared to net income of $4.6 million for the three months ended March 31, 2016.

•	Diluted earnings per common share for the three months ended March 31, 2017 were $0.39 compared to diluted earnings per common share of $0.52 for the three months ended March 31, 2016.

•
The Corporation increased its quarterly cash dividend declared in January 8.3% to $0.13 per share for the three months ended March 31, 2017, compared to $0.12 per share for the three months ended March 31, 2016.

•
Annualized return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.77% and 8.31%, respectively, for the three month period ended March 31, 2017, compared to 1.00% and 11.70%, respectively, for the same time period in 2016.

•	Trust and investment services fee income was $1.6 million for the three months ended March 31, 2017, compared to $1.3 million for the three months ended March 31, 2016.

•
Top line revenue, the sum of net interest income and non-interest income, decreased 5.9% to $19.0 million for the three months ended March 31, 2017 compared to $20.1 million for the three months ended March 31, 2016.

•	Net interest margin decreased by eight basis points to 3.51% for the three months ended March 31, 2017 compared to 3.59% for the three months ended March 31, 2016.

•	Our efficiency ratio was 70.85% for the three months ended March 31, 2017, compared to 62.44% for the three months ended March 31, 2016.

•	Our provision for loan and lease losses was $572,000 for the three months ended March 31, 2017 compared to $525,000 for the same period in the prior year.

•
Net recoveries of $182,000 represented an annualized 0.05% of average loans and leases for the three months ended March 31, 2017 compared to annualized net charge-offs of 0.04% for the three months ended March 31, 2016.

•	Gross loans and leases receivable increased $30.3 million, or 8.4% annualized, to $1.481 billion at March 31, 2017 from $1.451 billion at December 31, 2016.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.46% at March 31, 2017 compared to 1.44% at December 31, 2016.

•	Non-performing assets as a percentage of total assets was 2.17% at March 31, 2017 compared to 1.50% at December 31, 2016.

•	Non-accrual loans increased by $12.3 million, or 48.9%, to $37.5 million at March 31, 2017 from $25.2 million at December 31, 2016.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. For the three months ended March 31, 2017 top line revenue decreased 5.9% compared to the same period in the prior year primarily due to the anticipated decline in the gain on sale of SBA loans based on management’s third quarter 2016 decision to temporarily slow production, as well as loan yield compression driven by competitive pricing pressure and a shift in the mix of loan originations toward lower-yielding conventional commercial loans in recent quarters, in line with market demand. These first quarter 2017 revenue headwinds were partially offset by record trust and investment services fee income, an increase in swap fee income and a decrease in interest expense guided by successful efforts to reduce various in-market deposit rates and utilize an efficient mix of wholesale funding sources. In addition, top line revenue benefited moderately from increased rates on certain variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points in December of 2016 and again in March of 2017.
The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2017	2016	Change
	(Dollars in Thousands)
Net interest income	$14,888	$15,539	(4.2)%
Non-interest income	4,063	4,594	(11.6)
Total top line revenue	$18,951	$20,133	(5.9)
Return on Average Assets and Return on Average Equity
ROAA for the three months ended March 31, 2017 decreased to 0.77% compared to 1.00% for the three months ended March 31, 2016. The decline in ROAA for the three months ended March 31, 2017 was primarily due to muted average loan growth, loan yield compression driven by competitive pricing pressure and reduced operating efficiency resulting from management’s strategic decision to temporarily slow SBA production in order to accommodate significant investment in both SBA personnel and infrastructure. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended March 31, 2017 was 8.31% compared to 11.70% for the three months ended March 31, 2016. The reasons for the decline in ROAE are consistent with the explanations provided for the ROAA results discussed above. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and seeking to minimize our credit costs.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, losses or gains on foreclosed properties, amortization of other intangible assets and other discrete items, if any, divided by adjusted operating revenue.
The efficiency ratio was 70.85% for the three months ended March 31, 2017, compared to 62.44% for the three months ended March 31, 2016. Despite this reported reduction in operating efficiency, during the first quarter of 2017 we believe we continued our progress towards enhancing the Corporation’s long-term efficiency ratio by continuing to invest significantly in the rebuild of our SBA platform. We believe we are building a best-in-class SBA infrastructure, with the people and processes in place to resume high-quality production in the quarters and years ahead. At the same time, we expect our pending charter consolidation and recently announced core system conversion to create capacity within our existing workforce to accommodate future growth in a highly efficient manner. We believe these strategic initiatives will act as a catalyst for earnings growth in 2018 and beyond. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back within the Corporation’s long-term operating goal of 58-62%.
We believe the efficiency ratio allows investors and analysts to better assess the Corporation’s operating expenses in relation to its operating revenue by removing the volatility that is associated with certain non-recurring or discrete items unrelated to its business. The efficiency ratio also allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROAE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
Please refer to both the Non-Interest Income and Non-Interest Expense sections below for discussion on the primary drivers of the year-over-year increase in the efficiency ratio.

	For the Three Months Ended March 31,		Change from Prior Year
	2017	2016	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$13,560	$12,699	$861	6.8%
Less:
Amortization of other intangible assets	14	16	(2)	(12.5)
SBA recourse provision	6	—	6	NM
Impairment of tax credit investments	113	112	1	0.9
Total adjusted operating expense	$13,427	$12,571	$856	6.8
Net interest income	$14,888	$15,539	$(651)	(4.2)
Total non-interest income	4,063	4,594	(531)	(11.6)
Total operating revenue	$18,951	$20,133	$(1,182)	(5.9)
Efficiency ratio	70.85%	62.44%
NM = Not meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2017 compared to the same period in 2016. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2017 Compared to 2016
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(677)	$265	$(412)
Commercial and industrial loans(1)	(207)	(280)	(487)
Direct financing leases	(12)	(8)	(20)
Consumer and other loans	(11)	8	(3)
Total loans and leases receivable	(907)	(15)	(922)
Mortgage-related securities	15	4	19
Other investment securities	8	30	38
FHLB and FRB Stock	1	2	3
Short-term investments	63	(97)	(34)
Total net change in income on interest-earning assets	(820)	(76)	(896)
Interest-bearing liabilities
Transaction accounts	125	19	144
Money market accounts	(144)	(24)	(168)
Certificates of deposit	21	(40)	(19)
Wholesale deposits	59	(396)	(337)
Total deposits	61	(441)	(380)
FHLB advances	(3)	138	135
Other borrowings	21	(18)	3
Junior subordinated notes	(3)	—	(3)
Total net change in expense on interest-bearing liabilities	76	(321)	(245)
Net change in net interest income	$(896)	$245	$(651)

(1)	Includes loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2017 and 2016. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$946,110	$10,318	4.36%	$922,859	$10,730	4.65%
Commercial and industrial loans(1)	451,552	6,595	5.84	470,503	7,082	6.02
Direct financing leases(1)	30,123	323	4.29	30,845	343	4.45
Consumer and other loans(1)	28,202	286	4.06	27,427	289	4.21
Total loans and leases receivable(1)	1,455,987	17,522	4.81	1,451,634	18,444	5.08
Mortgage-related securities(2)	145,804	618	1.70	144,899	599	1.65
Other investment securities(3)	38,554	161	1.67	31,326	123	1.57
FHLB and FRB stock	3,150	24	3.05	2,802	21	2.92
Short-term investments	51,136	122	0.95	101,420	156	0.62
Total interest-earning assets	1,694,631	18,447	4.35	1,732,081	19,343	4.47
Non-interest-earning assets	80,254			88,361
Total assets	$1,774,885			$1,820,442
Interest-bearing liabilities
Transaction accounts	$192,297	232	0.48	$162,793	88	0.22
Money market accounts	627,188	660	0.42	646,362	828	0.51
Certificates of deposit	55,393	132	0.95	73,163	151	0.83
Wholesale deposits	400,672	1,649	1.65	497,274	1,986	1.60
Total interest-bearing deposits	1,275,550	2,673	0.84	1,379,592	3,053	0.89
FHLB advances	60,703	154	1.01	7,537	19	1.03
Other borrowings	25,921	458	7.07	27,006	455	6.74
Junior subordinated notes	10,006	274	10.97	9,991	277	11.09
Total interest-bearing liabilities	1,372,180	3,559	1.04	1,424,126	3,804	1.07
Non-interest-bearing demand deposit accounts	228,015			228,294
Other non-interest-bearing liabilities	11,223			12,337
Total liabilities	1,611,418			1,664,757
Stockholders’ equity	163,467			155,685
Total liabilities and stockholders’ equity	$1,774,885			$1,820,442
Net interest income		$14,888			$15,539
Interest rate spread			3.31%			3.40%
Net interest-earning assets	$322,451			$307,955
Net interest margin			3.51%			3.59%
Average interest-earning assets to average interest-bearing liabilities	123.50%			121.62%
Return on average assets(4)	0.77			1.00
Return on average equity(4)	8.31			11.70
Average equity to average assets	9.21			8.55
Non-interest expense to average assets(4)	3.06			2.79

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

Net interest income decreased $651,000, or 4.2%, during the three months ended March 31, 2017 compared to the same period in 2016. The decrease in net interest income was primarily attributable to a decrease in the yield on average total loans and leases receivable, partially offset by a positive change in earning asset mix as average total loans and leases receivable represented 82.0% of total average assets for the three months ended March 31, 2017, compared to 79.7% for the same period in 2016. In addition, this overall decrease in net interest income was partially offset by successful efforts to decrease various deposit rates and increased rates on certain variable-rate loans stemming from the FOMC raising the targeted federal funds rate by 25 basis points in December of 2016 and again in March of 2017.
The yield on average earning assets for the three months ended March 31, 2017 decreased 12 basis points to 4.35%, compared to 4.47% for the three months ended March 31, 2016. This decrease was principally due to competitive loan pricing pressure on both new and renewed loans, a shift in the mix of loan originations toward lower-yielding conventional commercial loans and a year over year increase in average non-accrual loans, partially offset by a $53.7 million year over year decrease in average cash held at the Federal Reserve and the aforementioned federal funds rate increases.
The weighted average rate paid on our interest-bearing deposits was 0.84% for the three months ended March 31, 2017, a decrease of five basis point from 0.89% for the three months ended March 31, 2016. The decrease was primarily attributable to a positive interest-bearing deposit mix change, as average transaction accounts increased $29.5 million and average wholesale deposits decreased $96.6 million. The decrease in weighted average rate paid is also attributable to management’s successful efforts to reduce various in-market deposit rates as the average rate paid on money market accounts decreased nine basis points from 0.51% to 0.42%.
The overall weighted average rate paid on interest-bearing liabilities was 1.04% for the three months ended March 31, 2017, a decrease of three basis point from 1.07% for the three months ended March 31, 2016. The reasons for the decline are consistent with the explanations provided for the decrease in weighted average rate paid on interest-bearing deposits discussed above in addition to a positive change in the Corporation’s wholesale funding mix. Consistent with the Corporation’s longstanding funding strategy to use the most efficient and cost effective source of wholesale funds, management replaced maturing wholesale deposits with fixed rate FHLB advances at various maturity terms commensurate with the Banks funding needs during the quarter. Average FHLB advances for the three months ended March 31, 2017 increased $53.2 million to $60.7 million at a weighted average rate paid of 1.01%, compared to $7.5 million at a weighted average rate paid of 1.03% for the same period in 2016.
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate to deliver a stable net interest margin within our target range. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas-based markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - remained relatively unchanged at $1.103 billion for the three months ended March 31, 2017 compared to $1.111 billion for the three months ended March 31, 2016.
Net interest margin decreased eight basis points to 3.51% for the three months ended March 31, 2017 compared to 3.59% for the three months ended March 31, 2016. Loan and lease growth at below portfolio average yields, combined with an increase in average non-accrual loans for the three months ended March 31, 2017 compared to the same period in 2016, drove a 12 basis point decrease in net interest margin. The Corporation’s success in attracting in-market transaction accounts and management’s successful efforts to reduce various in-market deposit rates across the franchise, positively affected our net interest margin by approximately eight basis points. Other factors, primarily the aforementioned increase in our fixed-rate FHLB advances portfolio, negatively influenced the net interest margin by four basis points in the aggregate.
To counter asset yield pressure, the Corporation continues to take actions, including pursuing non-interest bearing deposit accounts and attempting to manage deposit rates, to maintain a net interest margin of 3.50% or better.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. Refer to Allowance for Loan and Lease Losses for further information regarding our allowance for loan and lease loss methodology.
We recorded provision expense of $572,000 and $525,000 for the three months ended March 31, 2017 and 2016, respectively. Provision for the three months ended March 31, 2017 primarily reflected additions commensurate with loan growth, partially offset by a reduction in the historical loss factors applied in calculating the probable losses inherent within the loan and lease portfolio due to net recoveries of $182,000 during the three months ended March 31, 2017.
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

Non-Interest Income
Non-interest income, which consists primarily of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits and loan fee income, decreased by $531,000, or 11.6%, to $4.1 million for the three months ended March 31, 2017, from $4.6 million for the three months ended March 31, 2016. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 21.4% of our total revenues in the first quarter of 2017 compared to 22.8% in the first quarter of 2016.
The components of non-interest income were as follows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Change From Prior Year
	2017	2016	$ Change 2017	% Change 2017
	(In Thousands)
Trust and investment services fee income	$1,629	$1,273	$356	28.0%
Gain on sale of SBA loans	360	1,376	(1,016)	(73.8)
Gain on sale of residential mortgage loans	11	145	(134)	(92.4)
Service charges on deposits	765	742	23	3.1
Loan fees	458	609	(151)	(24.8)
Increase in cash surrender value of bank-owned life insurance	311	243	68	28.0
Other non-interest income	529	206	323	156.8
Total non-interest income	$4,063	$4,594	$(531)	(11.6)
Fee income ratio(1)	21.4%	22.8%
(1) Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
The decrease in total non-interest income primarily reflects lower gains from SBA loans sales stemming from the Corporation’s decision to temporarily slow production beginning in the third quarter of 2016, the decision to exit the residential mortgage loan origination business and lower loan fees. The decrease was partially offset by record trust and investment services fee income, an increase in loan swap fee income and allocation of net income/loss from its equity investments.
Gains on sale of SBA loans for the three months ended March 31, 2017 totaled $360,000, a decrease of $1.0 million, or 73.8%, from the same period in 2016. In order to meet market demand and drive high-quality growth in 2017 and beyond, we are working to ensure future growth is achieved in a sustainable manner. Consequently, management has temporarily slowed the SBA production while investments to enhance the infrastructure, processes, capacity and scalability of the SBA business line are completed.
Trust and investment services fee income increased by $356,000, or 28.0%, to a record $1.6 million for the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016. This increase was primarily driven by growth in assets under management and administration and an increase in equity market values over the period of comparison. At March 31, 2017, we had a record $1.127 billion of trust assets under management compared to $977.0 million at December 31, 2016 and $896.4 million at March 31, 2016. Assets under administration were $177.0 million at March 31,

2017 compared to $227.4 million at December 31, 2016 and $210.4 million at March 31, 2016. The decrease in assets under administration reflects the transfer of client assets from assets under administration to assets under management. The retirement plan services industry is undergoing a migration from advised services to fiduciary services. Consequently, during the first quarter of 2017, one large and several smaller retirement plans changed their service model, which resulted in assets moving to full fiduciary status. We anticipate there will be similar migration of additional assets because of this in the future.
During the first quarter of 2017, the Corporation originated commercial real estate loans in which the Corporation offered the client a floating rate and interest rate swap and then offset the client swap with a counter-party dealer. The execution of these transactions generated $199,000 in swap fee income for the three months ended March 31, 2017 compared to no income for the three months ended March 31, 2016. We believe due to the markets assumption of a rising interest rate environment throughout 2017, our markets – particularly Madison, Milwaukee and Appleton – could see additional loan demand for these types of relationship-based opportunities.
The Corporation has historically reflected its quarterly allocation of net income/loss from its equity investments in two mezzanine funds in other non-interest expense. Due to the underlying funds being in an earnings position for a sustained period of time, the Corporation recognized its share of earnings in other non-interest income for the three months ended March 31, 2017.
Non-Interest Expense
Non-interest expense increased by $861,000, or 6.8%, to $13.6 million for the year ended March 31, 2017 from $12.7 million for the same period in 2016. The increase in non-interest expense was primarily due to an increase in compensation expense, professional fees, computer software expense and other non-interest expense, partially offset by a decrease in marketing costs.
The components of non-interest expense were as follows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Change From Prior Year
	2017	2016	$ Change 2017	% Change 2017
	(Dollars in Thousands)
Compensation	8,683	8,370	$313	3.7%
Occupancy	475	508	(33)	(6.5)
Professional fees	1,010	861	149	17.3
Data processing	584	651	(67)	(10.3)
Marketing	370	734	(364)	(49.6)
Equipment	283	280	3	1.1
Computer software	683	494	189	38.3
FDIC insurance	380	291	89	30.6
Collateral liquidation costs	92	47	45	95.7
Impairment on tax credit investments	113	112	1	0.9
SBA recourse provision	6	—	6	NM
Other non-interest expense	881	351	530	151.0
Total non-interest expense	$13,560	$12,699	$861	6.8
Compensation expense to total non-interest expense	64.0%	65.9%
Full-time equivalent employees	258	255
Compensation expense increased by $313,000, or 3.7%, to $8.7 million for the three months ended March 31, 2017 from $8.4 million for the three months ended March 31, 2016. The overall increase reflected growth related to annual merit increases and employee benefit costs on a larger base of employees than in the comparative period of the prior year. Full time equivalent employees as of March 31, 2017 were 258, up 1.2% from 255 at March 31, 2016. We expect to continue to opportunistically invest in talent to support our strategic growth efforts, both in the form of additional business development and operational staff.

Professional fees expense increased by $149,000, or 17.3%, to $1.0 million for the three months ended March 31, 2017 from $861,000 for the three months ended March 31, 2016. The increase was commensurate with ongoing activities surrounding our pending charter consolidation and core system conversion.
Computer software expense increased by $189,000, or 38.3%, to $683,000 for the three months ended March 31, 2017 from $494,000 for the three months ended March 31, 2016. The increase was principally due to investments in technology platforms, continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
Other non-interest expense increased by $530,000, or 151.0%, to $881,000 for the three months ended March 31, 2017 from $351,000 for the three months ended March 31, 2016. The increase was primarily due to routine annual vendor rate increases and allocation of net income/loss from its equity investments.
Marketing costs decreased $364,000, or 49.6%, to $370,000 for the three months ended March 31, 2017 from $734,000 for the three months ended March 31, 2016. The decrease primarily reflects the timing of rebranding efforts ahead of the Company’s expected consolidation of its bank charters during the second quarter of 2017.
Expense management and strategic investment are critical components of our strategy and our culture, from our limited branch network and unique funding model to our investments in talent and technology. We are diligently managing our operating costs to align with revenue expectations while continuing to make investments that enhance our business and our ability to serve current and prospective clients.
Income Taxes
Income tax expense was $1.4 million for the three months ended March 31, 2017, with an effective tax rate of 29.5%, compared to income tax expense of $2.4 million for the three months ended March 31, 2016, with an effective tax rate of 34.1%. No significant discrete items were recognized during the first quarter of 2017.
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

Financial Condition
General
Total assets increased by $19.9 million, or 1.1%, to $1.801 billion as of March 31, 2017 compared to $1.781 billion at December 31, 2016. The increase in total assets was primarily driven by growth in our loan and lease receivable portfolio, partially offset by both a decrease in excess cash held at the Federal Reserve and investments in commercial paper.
Short-Term Investments
Short-term investments decreased by $17.5 million, or 27.8%, to $45.4 million at March 31, 2017 from $62.9 million at December 31, 2016. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. The decrease in short-term investments primarily reflects a reduction in cash held at the FRB driven by a decrease in wholesale deposits. As of March 31, 2017, our total investment in commercial paper, which is also considered a short-term investment, was $12.4 million as compared to $20.3 million at December 31, 2016. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.

Securities
Total securities, including available-for-sale and held-to-maturity, increased by $1.0 million to $185.5 million at March 31, 2017 compared to $184.5 million at December 31, 2016. During the three months ended March 31, 2017, we recognized unrealized losses of $83,000 before income taxes through other comprehensive income. As of March 31, 2017 and December 31, 2016, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 3.33 and 3.30 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2017.
No securities were sold during the three months ended March 31, 2017.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $29.5 million, or 2.1%, to $1.459 billion at March 31, 2017 from $1.430 billion at December 31, 2016. As of March 31, 2017, non owner-occupied commercial real estate (“CRE”) loans were the largest contributor to loan growth increasing $19.2 million, or 4.1%, to $492.4 million from $473.2 million at December 31, 2016, while total CRE loans increased $21.2 million, or 2.2%. While we continue to have a concentration in CRE, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 65% of our total loans as of March 31, 2017 and December 31, 2016. As of March 31, 2017, approximately 19% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio increased $8.5 million, or 1.9%, to $458.8 million at March 31, 2017 from $450.3 million at December 31, 2016 primarily driven by continued business development success in our Milwaukee region, partially offset by a moderate decline in asset-based loans. The countercyclical nature of the asset-based lending business may result in increased payoffs and fees collected in lieu of interest in periods of economic stability, with increased loan fundings and interest income during weaker economic markets. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.
While we continue to experience significant competition as banks operating in our primary geographic areas attempt to deploy liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We continue to expect our new loan and lease activity to be adequate to replace normal amortization and to continue to grow at a modest pace in future quarters. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Non-performing loans increased $12.3 million, or 48.9%, to $37.5 million at March 31, 2017, compared to $25.2 million at December 31, 2016. The Corporation’s non-performing loans as a percentage of total gross loans and leases measured 2.53% and 1.74% at March 31, 2017 and December 31, 2016, respectively. Likewise, the ratio of non-performing assets to total assets increased to 2.17% at March 31, 2017, compared to 1.50% at December 31, 2016. Please refer to Asset Quality for additional information.

Deposits
As of March 31, 2017, deposits decreased by $46.1 million, or 3.0% to $1.493 billion from $1.539 billion at December 31, 2016. The decrease in deposits was primarily due to typical seasonality of our non-transaction accounts, in addition to a purposeful reduction in the level of wholesale deposits, which decreased by $28.2 million, or 6.8%, to $388.4 million at March 31, 2017 from $416.7 million at December 31, 2016. The decrease in wholesale deposits was partially offset by an increase in the level of interest-bearing transaction accounts, which increased by $21.9 million, or 11.9%, to $205.9 million at March 31, 2017 from $184.0 million at December 31, 2016. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. Our Banks’ in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average bank funding sources, approximately $1.103 billion, or 70.5%, were considered in-market deposits for the three months ended March 31, 2017. This compares to in-market deposits of $1.111 billion, or 69.3%, for the same period in 2016.
FHLB Advances and Other Borrowings
As of March 31, 2017, FHLB advances and other borrowings increased by $62.2 million, or 104.2%, to $121.8 million from $59.7 million at December 31, 2016.
The Corporation’s targeted operating range of bank wholesale funds to total deposits is 30%-40%. As of March 31, 2017, the ratio of end of period bank wholesale funds to end of period total bank funds was 30.5%. Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most efficient and cost effective source of wholesale funds, and given current market conditions, we expect to allow our brokered certificate of deposit portfolio to mature and/or amortize down to within 10%-15% of total assets and replace with the now more cost effective FHLB advances in order to lower our FDIC assessment rate in future periods. Refer to Liquidity and Capital Resources for further information regarding our use and monitoring of wholesale deposits.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$5,433	$2,223
Commercial real estate - non-owner occupied	1,979	1,609
Land development	3,355	3,440
Construction	4,602	2,918
Multi-family	—	—
1-4 family	1,911	1,937
Total non-accrual commercial real estate	17,280	12,127
Commercial and industrial	19,545	12,463
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	694	604
Total non-accrual consumer and other loans	694	604
Total non-accrual loans and leases	37,519	25,194
Foreclosed properties, net	1,472	1,472
Total non-performing assets	38,991	26,666
Performing troubled debt restructurings	702	717
Total impaired assets	$39,693	$27,383

Total non-accrual loans and leases to gross loans and leases	2.53%	1.74%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	2.63	1.83
Total non-performing assets to total assets	2.17	1.50
Allowance for loan and lease losses to gross loans and leases	1.46	1.44
Allowance for loan and lease losses to non-accrual loans and leases	57.75	83.00
As of March 31, 2017 and December 31, 2016, $12.4 million and $12.8 million of the non-accrual loans were considered troubled debt restructurings, respectively.

A summary of our non-accrual loan and lease activity from December 31, 2016 through March 31, 2017 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$25,194
Loans and leases transferred to non-accrual status	14,609
Accretion of the fair value discount on purchased credit impaired loans	3
Non-accrual loans and leases returned to accrual status	—
Non-accrual loans and leases transferred to foreclosed properties	—
Non-accrual loans and leases partially or fully charged-off	(209)
Cash received and applied to principal of non-accrual loans and leases	(2,078)
Non-accrual loans and leases as of the end of the period	$37,519
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $12.3 million, or 46.2%, to $39.0 million at March 31, 2017 from $26.7 million at December 31, 2016 primarily reflecting additional impaired loans related to three loan relationships. A $6.7 million commercial and industrial loan associated with a single Wisconsin-based borrower was moved to impaired status due to deterioration that directly impacted our source of repayment. Two unrelated SBA relationships, an owner-occupied commercial real estate loan and a construction loan, accounted for the remaining increase in non-performing assets during the first quarter. The owner-occupied loan represented the repurchase of a previously sold portion of an SBA loan, which the Corporation identified as impaired during 2016. The construction loan impairment was primarily driven by rapid deterioration of the client’s business that also impacted our source of repayment. The impaired loan increases related to these three loan relationships did not require additional specific reserves or charge-offs at March 31, 2017 due to their collateral positions.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of March 31, 2017, we believe the payment performance did not point to any new significant areas of concern, as 98.3% of the loan and lease portfolio was in a current payment status, compared to 98.8% as of December 31, 2016. We also monitor our asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Banks.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2017	2016	2016
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$22,503	$11,663	$11,345
Impaired loans and leases with impairment reserves required	15,718	7,826	14,566
Total impaired loans and leases	38,221	19,489	25,911
Less:
Impairment reserve (included in allowance for loan and lease losses)	6,158	897	5,599
Net impaired loans and leases	$32,063	$18,592	$20,312
Average impaired loans and leases	$27,879	$20,649	$22,986
Foregone interest income attributable to impaired loans and leases	$712	$311	$1,617
Less: Interest income recognized on impaired loans and leases	—	152	614
Net foregone interest income on impaired loans and leases	$712	$159	$1,003
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2016	$1,472
Loans transferred to foreclosed properties	—
Proceeds from sale of foreclosed properties	—
Net loss on sale of foreclosed properties	—
Increase in impairment valuation	—
Foreclosed properties as of March 31, 2017	$1,472
Allowance for Loan and Lease Losses
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.46% as of March 31, 2017 and 1.44% as of December 31, 2016. During the three months ended March 31, 2017, we recorded net recoveries on impaired loans and leases of approximately $182,000, or 0.05% of average loans and leases annualized, comprised of $209,000 of charge-offs and $391,000 of recoveries. During the three months ended March 31, 2016, we recorded net charge-offs on impaired loans and leases of approximately $157,000, or 0.04% of average loans and leases annualized, comprised of $244,000 of charge-offs and $87,000 of recoveries.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Based upon this methodology, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $21.7 million, or 1.46% of total loans and leases, was appropriate as of March 31, 2017. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

As of March 31, 2017 and December 31, 2016, our allowance for loan and lease losses to total non-accrual loans and leases was 57.75% and 83.00%, respectively. This ratio decreased due to the aforementioned increase in non-accrual loans associated with three loan relationships. As the impaired loans did not require additional specific reserves at March 31, 2017 due to their collateral positions, no significant corresponding increase was reflected in the allowance for loan and lease losses. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2017.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
Allowance at beginning of period	$20,912	$16,316
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	(9)	(41)
Commercial real estate — non-owner occupied	(58)	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(55)	(196)
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	(87)	(7)
Total charge-offs	(209)	(244)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	1	72
Construction and land development	101	—
Multi-family	—	—
1-4 family	2	12
Commercial and industrial	246	—
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	1	1
Other	40	2
Total recoveries	391	87
Net recoveries (charge-offs)	182	(157)
Provision for loan and lease losses	572	525
Allowance at end of period	$21,666	$16,684
Annualized net recoveries (charge-offs) as a % of average gross loans and leases	0.05%	(0.04)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Banks. While the Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2017 were the interest payments due on subordinated and junior subordinated notes. On April 26, 2017, the FBB board of directors declared a dividend in the amount of $3.0 million bringing year-to-date dividend declarations to $6.5 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Banks’ respective boards of directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of March 31, 2017 and December 31, 2016, our immediate on-balance-sheet liquidity was $476.3 million and $543.1 million, respectively. At March 31, 2017 and December 31, 2016, the Banks had $31.8 million and $40.9 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing brokered certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
We had $484.5 million of outstanding wholesale funds at March 31, 2017, compared to $450.3 million of wholesale funds as of December 31, 2016, which represented 30.5% and 28.6%, respectively, of ending balance total Bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total Bank funding is defined as total deposits plus FHLB advances. We are committed to our continued efforts to raise in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Banks limit the percentage of wholesale funds to total Bank funds in accordance with liquidity policies approved by their respective Boards of Directors. The Corporation’s overall operating range of wholesale funds to total Bank funds is 30%-40%. The Banks were in compliance with their respective policy limits as of March 31, 2017 and December 31, 2016.
The Banks were able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the three month period ended March 31, 2017. In the event there is a disruption in the availability of wholesale deposits at maturity, the Banks have managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2017, the available liquidity was in excess of the stated policy minimum. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Banks also have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the three months ended March 31, 2017, operating activities resulted in a net cash inflow of $4.9 million, which included net income of $3.4 million. Net cash used in investing activities for the three months ended March 31, 2017 was approximately $36.4 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the three months ended March 31, 2017 was $14.9 million primarily from net increases in FHLB advances, partially offset by net decreases in deposits and cash dividends paid to shareholders. Please refer to the Consolidated Statements of Cash Flows for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of March 31, 2017, there were no material changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
This analysis incorporates several assumptions, the most material of which relate to the re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, and is measured as a percentage change in net interest income for the next 12 months due to instantaneous movements in benchmark interest rates from a baseline scenario. Estimated changes are dependent upon material assumptions such as those previously discussed.
The earnings simulation analysis does not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movement. For that reason and others, they do not reflect the likely actual results but serve as conservative estimates of interest rate risk. The simulation analysis is not comparable to actual results or directly predictive of future values of other measures provided.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2017 has not changed materially since December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 28, 2017	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 28, 2017	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Unaudited Consolidated Financial Statements