Form 10-Q
period 2017-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2017-07-28
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 23, 2017 was 8,715,063 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$17,703	$14,596
Short-term investments	46,042	62,921
Cash and cash equivalents	63,745	77,517
Securities available-for-sale, at fair value	136,834	145,893
Securities held-to-maturity, at amortized cost	37,806	38,612
Loans held for sale	3,491	1,111
Loans and leases receivable, net of allowance for loan and lease losses of $21,677 and $20,912, respectively	1,436,498	1,429,763
Premises and equipment, net	2,930	3,772
Foreclosed properties	2,585	1,472
Bank-owned life insurance	39,674	39,048
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	2,815	2,131
Goodwill and other intangible assets	12,760	12,773
Accrued interest receivable and other assets	29,790	28,607
Total assets	$1,768,928	$1,780,699
Liabilities and Stockholders’ Equity
Deposits	$1,474,598	$1,538,855
Federal Home Loan Bank advances and other borrowings	106,395	59,676
Junior subordinated notes	10,012	10,004
Accrued interest payable and other liabilities	12,689	10,514
Total liabilities	1,603,694	1,619,049
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 8,962,084 and 8,959,239 shares issued, 8,715,063 and 8,715,856 shares outstanding at June 30, 2017 and December 31, 2016, respectively	90	90
Additional paid-in capital	78,086	77,542
Retained earnings	94,333	91,317
Accumulated other comprehensive loss	(491)	(522)
Treasury stock, 247,021 and 243,383 shares at June 30, 2017 and December 31, 2016, respectively, at cost	(6,784)	(6,777)
Total stockholders’ equity	165,234	161,650
Total liabilities and stockholders’ equity	$1,768,928	$1,780,699

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$18,284	$18,701	$35,806	$37,145
Securities income	776	681	1,555	1,404
Short-term investments	165	173	311	349
Total interest income	19,225	19,555	37,672	38,898
Interest expense
Deposits	2,658	3,038	5,331	6,091
Federal Home Loan Bank advances and other borrowings	811	499	1,422	973
Junior subordinated notes	277	277	552	555
Total interest expense	3,746	3,814	7,305	7,619
Net interest income	15,479	15,741	30,367	31,279
Provision for loan and lease losses	3,656	2,762	4,228	3,287
Net interest income after provision for loan and lease losses	11,823	12,979	26,139	27,992
Non-interest income
Trust and investment services fee income	1,648	1,344	3,277	2,618
Gain on sale of Small Business Administration loans	535	2,131	895	3,506
Gain on sale of residential mortgage loans	15	198	26	342
Service charges on deposits	766	733	1,531	1,475
Loan fees	675	676	1,133	1,285
Increase in cash surrender value of bank-owned life insurance	316	243	627	486
Other non-interest income	783	498	1,312	704
Total non-interest income	4,738	5,823	8,801	10,416
Non-interest expense
Compensation	8,382	8,447	17,065	16,818
Occupancy	519	500	994	1,008
Professional fees	1,041	961	2,051	1,822
Data processing	635	697	1,219	1,348
Marketing	582	448	952	1,182
Equipment	300	341	583	621
Computer software	639	574	1,322	1,068
FDIC insurance	381	254	761	545
Collateral liquidation costs	77	68	185	114
Net loss on foreclosed properties	—	93	—	93
Impairment of tax credit investments	112	94	225	206
Small Business Administration recourse provision	774	74	780	160
Other non-interest expense	779	907	1,644	1,171
Total non-interest expense	14,221	13,458	27,781	26,156
Income before income tax expense	2,340	5,344	7,159	12,252
Income tax expense	454	1,621	1,876	3,976
Net income	$1,886	$3,723	$5,283	$8,276
Earnings per common share
Basic	$0.22	$0.43	$0.61	$0.95
Diluted	0.22	0.43	$0.61	$0.95
Dividends declared per share	0.13	0.12	$0.26	$0.24
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Net income	$1,886	$3,723	$5,283	$8,276
Other comprehensive income, before tax
Securities available-for-sale:
Net unrealized securities gains arising during the period	109	361	26	1,237
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	29	43	55	83
Income tax expense	(53)	(156)	(50)	(510)
Total other comprehensive income	$85	$248	$31	$810
Comprehensive income	$1,971	$3,971	$5,314	$9,086

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	8,276	—	—	8,276
Other comprehensive income	—	—	—	—	810	—	810
Share-based compensation - restricted shares, net	4,631	—	564	—	—	—	564
Cash dividends ($0.24 per share)	—	—	—	(2,086)	—	—	(2,086)
Treasury stock purchased	(99)	—	—	—	—	(2)	(2)
Balance at June 30, 2016	8,703,942	$89	$77,113	$86,774	$730	$(6,312)	$158,394

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2016	8,715,856	$90	$77,542	$91,317	$(522)	$(6,777)	$161,650
Net income	—	—	—	5,283	—	—	5,283
Other comprehensive income	—	—	—	—	31	—	31
Share-based compensation - restricted shares, net	(484)	—	544	—	—	—	544
Cash dividends ($0.26 per share)	—	—	—	(2,267)	—	—	(2,267)
Treasury stock purchased	(309)	—	—	—	—	(7)	(7)
Balance at June 30, 2017	8,715,063	$90	$78,086	$94,333	$(491)	$(6,784)	$165,234

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In Thousands)
Operating activities
Net income	$5,283	$8,276
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(149)	(259)
Impairment of tax credit investments	225	206
Provision for loan and lease losses	4,228	3,287
Depreciation, amortization and accretion, net	731	650
Share-based compensation	544	565
Increase in value of bank-owned life insurance policies	(627)	(486)
Origination of loans for sale	(14,153)	(52,727)
Sale of loans originated for sale	12,694	61,820
Gain on sale of loans originated for sale	(921)	(3,848)
Net loss on foreclosed properties, including impairment valuation	—	93
Excess tax benefit from share-based compensation	(7)	(13)
Returns on investments in limited partnerships	92	250
Net increase in accrued interest receivable and other assets	(1,014)	(1,113)
Net increase (decrease) in accrued interest payable and other liabilities	2,174	(855)
Net cash provided by operating activities	9,100	15,846
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	19,541	20,419
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	1,814	1,843
Proceeds from sale of available-for-sale securities	5,063	2,191
Purchases of available-for-sale and held-to-maturity securities	(16,957)	(19,797)
Proceeds from sale of foreclosed properties	—	35
Net increase in loans and leases	(10,803)	(30,041)
Investments in limited partnerships	(500)	(750)
Returns of investments in limited partnerships	—	438
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(7,454)	(387)
Proceeds from the sale of Federal Home Loan Bank Stock	6,770	1,066
Purchases of leasehold improvements and equipment, net	(635)	(400)
Net cash used in investing activities	(3,161)	(25,383)
Financing activities
Net (decrease) increase in deposits	(64,241)	30,799
Repayment of Federal Home Loan Bank advances	(260,916)	(2,500)
Proceeds from Federal Home Loan Bank advances	309,415	—
Proceeds from issuance of subordinated notes payable	9,090	—
Repayment of subordinated notes payable	(7,877)	—
Net (decrease) increase in other borrowed funds	(2,908)	1,373
Cash dividends paid	(2,267)	(2,086)
Purchase of treasury stock	(7)	(2)
Net cash (used in) provided by financing activities	(19,711)	27,584
Net (decrease) increase in cash and cash equivalents	(13,772)	18,047
Cash and cash equivalents at the beginning of the period	77,517	113,564
Cash and cash equivalents at the end of the period	$63,745	$131,611
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$7,359	$7,624
Income taxes paid	339	3,385
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	6,966	8,091
Transfer from premises and equipment to foreclosed properties	1,113	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in the Wisconsin and greater Kansas City markets. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”) and FBB – Milwaukee Real Estate, LLC (“FBBMRE”). FMIC is located in and was formed under the laws of the state of Nevada.
Effective June 1, 2017, we completed the consolidation of our three bank charters into a single charter and rebranded Alterra Bank to First Business Bank.
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2017. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April, May and December 2016, the FASB also issued ASU No. 2016-10, No. 2016-12 and No. 2016-20, respectively, related to Topic 606. The amendments do not change the core principles of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original ASU. The Corporation intends to adopt the accounting standards during the first quarter of 2018, as required. The Corporation has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of this standard. The adoption of this accounting standard is not expected to have a material impact on the Corporation's consolidated financial statements. The FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Corporation's initial assessment and may change the conclusions reached as to the application of this new guidance.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation- Stock Compensation (Topic 718).” The ASU provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position and liquidity.

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
There were no anti-dilutive employee share-based awards for the three and six month periods ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$1,886	$3,723	$5,283	$8,276
Less: earnings allocated to participating securities	25	58	70	128
Basic earnings allocated to common shareholders	$1,861	$3,665	$5,213	$8,148
Weighted-average common shares outstanding, excluding participating securities	8,601,379	8,566,718	8,601,002	8,565,933
Basic earnings per common share	$0.22	$0.43	$0.61	$0.95

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$1,861	$3,665	$5,213	$8,148
Weighted-average diluted common shares outstanding, excluding participating securities	8,601,379	8,566,718	8,601,002	8,565,933
Diluted earnings per common share	$0.22	$0.43	$0.61	$0.95

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (together, “Stock Options”), restricted stock, restricted stock units, dividend equivalent units and any other type of award permitted by the Plan. As of June 30, 2017, 275,065 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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

Restricted stock activity for the year ended December 31, 2016 and the six months ended June 30, 2017 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	135,471	$20.13
Granted	60,415	22.74
Vested	(56,090)	18.71
Forfeited	(23,551)	20.90
Nonvested balance as of December 31, 2016	116,245	21.13
Granted	7,135	24.09
Vested	(4,043)	23.97
Forfeited	(7,619)	21.57
Nonvested balance as of June 30, 2017	111,718	$20.55

As of June 30, 2017, the Corporation had $1.7 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.44 years.

For the three and six months ended June 30, 2017 and 2016, share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Share-based compensation expense	$268	$269	$544	$565

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$5,299	$12	$(5)	$5,306
Municipal obligations	7,692	8	(30)	7,670
Asset-backed securities	1,018	—	(9)	1,009
Collateralized mortgage obligations - government issued	25,046	336	(148)	25,234
Collateralized mortgage obligations - government-sponsored enterprises	98,320	137	(842)	97,615
	$137,375	$493	$(1,034)	$136,834

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$6,298	$7	$(10)	$6,295
Municipal obligations	8,246	2	(92)	8,156
Asset-backed securities	1,116	—	(35)	1,081
Collateralized mortgage obligations - government issued	30,936	423	(146)	31,213
Collateralized mortgage obligations - government-sponsored enterprises	99,865	252	(969)	99,148
	$146,461	$684	$(1,252)	$145,893

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,498	$1	$(5)	$1,494
Municipal obligations	21,953	398	(13)	22,338
Collateralized mortgage obligations - government issued	8,198	19	(27)	8,190
Collateralized mortgage obligations - government-sponsored enterprises	6,157	11	(38)	6,130
	$37,806	$429	$(83)	$38,152

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,497	$2	$(5)	$1,494
Municipal obligations	21,173	62	(78)	21,157
Collateralized mortgage obligations - government issued	9,148	17	(38)	9,127
Collateralized mortgage obligations - government-sponsored enterprises	6,794	6	(58)	6,742
	$38,612	$87	$(179)	$38,520

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. Government. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association (“GNMA”). Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. There were six sales of available-for-sale securities that occurred during the six months ended June 30, 2017 and three sales of available-for-sale securities that occurred during the six months ended June 30, 2016.

At June 30, 2017 and December 31, 2016, securities with a fair value of $18.9 million and $22.4 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances and additional FHLB availability.
The amortized cost and fair value of securities by contractual maturity at June 30, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$7,250	$7,242	$—	$—
Due in one year through five years	13,409	13,422	11,191	11,313
Due in five through ten years	56,104	56,171	12,302	12,533
Due in over ten years	60,612	59,999	14,313	14,306
	$137,375	$136,834	$37,806	$38,152

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2017 and December 31, 2016. At June 30, 2017, the Corporation held 123 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2017, the Corporation held 16 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the six months ended June 30, 2017 and 2016.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$4,295	$5	$—	$—	$4,295	$5
Municipal obligations	4,956	28	756	2	5,712	30
Asset-backed securities	—	—	1,009	9	1,009	9
Collateralized mortgage obligations - government issued	9,159	134	452	14	9,611	148
Collateralized mortgage obligations - government-sponsored enterprises	63,427	696	8,049	146	71,476	842
	$81,837	$863	$10,266	$171	$92,103	$1,034

	As of December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$1,991	$10	$—	$—	$1,991	$10
Municipal obligations	7,207	89	406	3	7,613	92
Asset-backed securities	—	$—	1,081	35	1,081	35
Collateralized mortgage obligations - government issued	10,552	130	493	16	11,045	146
Collateralized mortgage obligations - government-sponsored enterprises	54,843	931	1,819	38	56,662	969
	$74,593	$1,160	$3,799	$92	$78,392	$1,252

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2017 and December 31, 2016. At June 30, 2017, the Corporation held 17 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were five held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of June 30, 2017. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the six months ended June 30, 2017 and 2016.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$5	$—	$—	$1,000	$5
Municipal obligations	1,257	8	261	5	1,518	13
Collateralized mortgage obligations - government issued	4,177	15	796	12	4,973	27
Collateralized mortgage obligations - government-sponsored enterprises	2,260	19	2,042	19	4,302	38
	$8,694	$47	$3,099	$36	$11,793	$83

	As of December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$5	$—	$—	$1,000	$5
Municipal obligations	9,472	78	—	—	9,472	78
Collateralized mortgage obligations - government issued	6,980	38	—	—	6,980	38
Collateralized mortgage obligations - government-sponsored enterprises	4,682	58	—	—	4,682	58
	$22,134	$179	$—	$—	$22,134	$179

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2017	December 31, 2016
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$183,161	$176,459
Commercial real estate — non-owner occupied	468,778	473,158
Land development	46,500	56,638
Construction	104,515	101,206
Multi-family	124,488	92,762
1-4 family	38,922	45,651
Total commercial real estate	966,364	945,874
Commercial and industrial	437,955	450,298
Direct financing leases, net	29,216	30,951
Consumer and other:
Home equity and second mortgages	7,973	8,412
Other	17,976	16,329
Total consumer and other	25,949	24,741
Total gross loans and leases receivable	1,459,484	1,451,864
Less:
Allowance for loan and lease losses	21,677	20,912
Deferred loan fees	1,309	1,189
Loans and leases receivable, net	$1,436,498	$1,429,763
As of June 30, 2017 and December 31, 2016, the total amount of the Corporation’s ownership of SBA loans on the Consolidated Balance Sheets comprised of the following:

	June 30, 2017	December 31, 2016
	(In Thousands)
Retained, unguaranteed portion of sold SBA loans	$32,716	$30,418
Other SBA loans(1)	31,446	31,728
Total SBA loans	$64,162	$62,146

(1)	Primarily consisted of SBA Express loans and partially funding 7(a) program loans, which were not saleable as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, $11.6 million and $5.5 million of loans in this portfolio were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portion of SBA loans which the Corporation sold in the secondary market, participation interests in other originated loans and residential real estate loans. The total principal amount of the guaranteed portion of SBA loans sold during the three months ended June 30, 2017 and 2016 was $5.9 million and $20.0 million, respectively. The total principal amount of the guaranteed portion of SBA loans sold during the six months ended June 30, 2017 and 2016 was $9.2 million and $33.1 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2017 and 2016 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at June 30, 2017 and December 31, 2016 was $101.2 million and $105.1 million, respectively.

The total principal amount of transferred participation interests in other originated commercial loans during the three months ended June 30, 2017 and 2016 was $2.4 million and $9.4 million, respectively. The total principal amount of transferred participation interests in other originated commercial loans during the six months ended June 30, 2017 and 2016 was $7.9 million and $9.8 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at June 30, 2017 and December 31, 2016 was $89.8 million and $102.7 million, respectively. As of June 30, 2017 and December 31, 2016, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $144.7 million and $106.1 million, respectively. No loans in this participation portfolio were considered impaired as of June 30, 2017 and December 31, 2016. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 was $688,000 and $1.2 million, respectively.

The Corporation also previously sold residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the three months ended June 30, 2017 and 2016 was $597,000 and $8.0 million, respectively. The total principal amount of residential real estate loans sold during the six months ended June 30, 2017 and 2016 was $1.6 million and $15.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred have been derecognized in the unaudited Consolidated Financial Statements. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$145,360	$18,750	$11,847	$7,204	$183,161
Commercial real estate — non-owner occupied	440,470	24,943	1,468	1,897	468,778
Land development	42,399	804	284	3,013	46,500
Construction	97,939	792	431	5,353	104,515
Multi-family	124,488	—	—	—	124,488
1-4 family	27,102	7,914	1,382	2,524	38,922
Total commercial real estate	877,758	53,203	15,412	19,991	966,364
Commercial and industrial	331,529	33,596	55,357	17,473	437,955
Direct financing leases, net	26,677	2,539	—	—	29,216
Consumer and other:
Home equity and second mortgages	7,957	—	10	6	7,973
Other	17,582	—	—	394	17,976
Total consumer and other	25,539	—	10	400	25,949
Total gross loans and leases receivable	$1,261,503	$89,338	$70,779	$37,864	$1,459,484
Category as a % of total portfolio	86.44%	6.12%	4.85%	2.59%	100.00%

	December 31, 2016
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$142,704	$20,294	$11,174	$2,287	$176,459
Commercial real estate — non-owner occupied	447,895	20,933	2,721	1,609	473,158
Land development	52,082	823	293	3,440	56,638
Construction	93,510	3,154	1,624	2,918	101,206
Multi-family	87,418	1,937	3,407	—	92,762
1-4 family	38,504	3,144	1,431	2,572	45,651
Total commercial real estate	862,113	50,285	20,650	12,826	945,874
Commercial and industrial	348,201	42,949	46,675	12,473	450,298
Direct financing leases, net	29,351	1,600	—	—	30,951
Consumer and other:
Home equity and second mortgages	8,271	121	12	8	8,412
Other	15,714	—	11	604	16,329
Total consumer and other	23,985	121	23	612	24,741
Total gross loans and leases receivable	$1,263,650	$94,955	$67,348	$25,911	$1,451,864
Category as a % of total portfolio	87.04%	6.54%	4.64%	1.78%	100.00%

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
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends or collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are considered performing but are monitored frequently by the assigned business development officer and by subcommittees of the Bank’s loan committee.
Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Bank. Category III loans and leases generally exhibit undesirable characteristics, such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore

Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and the Bank’s loan committee on a monthly basis and the Bank’s board of directors at each of their regularly scheduled meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and the Bank’s loan committee on a monthly basis and the Bank’s board of directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $39.0 million and $34.3 million of loans and leases as Substandard as of June 30, 2017 and December 31, 2016, respectively. The Corporation identified $6.7 million of loans and leases as Doubtful as of June 30, 2017. No loans and leases were considered Doubtful as of December 31, 2016. Additionally, no loans were considered Special Mention, or Loss as of either June 30, 2017 or December 31, 2016. The population of Substandard loans is a subset of Category III and Category IV loans.
The delinquency aging of the loan and lease portfolio by class of receivable as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$50	$—	$50	$175,967	$176,017
Non-owner occupied	—	—	—	—	466,881	466,881
Land development	—	—	—	—	43,487	43,487
Construction	—	—	—	—	99,162	99,162
Multi-family	—	—	—	—	124,488	124,488
1-4 family	—	—	—	—	37,026	37,026
Commercial and industrial	974	2,075	—	3,049	417,441	420,490
Direct financing leases, net	—	—	—	—	29,216	29,216
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,973	7,973
Other	—	—	—	—	17,582	17,582
Total	$974	$2,125	$—	$3,099	$1,419,223	$1,422,322
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$4,825	$4,825	$2,319	$7,144
Non-owner occupied	—	—	1,861	1,861	36	1,897
Land development	—	—	—	—	3,013	3,013
Construction	2,872	—	2,481	5,353	—	5,353
Multi-family	—	—	—	—	—	—
1-4 family	—	548	1,051	1,599	297	1,896
Commercial and industrial	—	89	14,156	14,245	3,220	17,465
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	18	376	394	—	394
Total	$2,872	$655	$24,750	$28,277	$8,885	$37,162
Total loans and leases
Commercial real estate:
Owner occupied	$—	$50	$4,825	$4,875	$178,286	$183,161
Non-owner occupied	—	—	1,861	1,861	466,917	468,778
Land development	—	—	—	—	46,500	46,500
Construction	2,872	—	2,481	5,353	99,162	104,515
Multi-family	—	—	—	—	124,488	124,488
1-4 family	—	548	1,051	1,599	37,323	38,922
Commercial and industrial	974	2,164	14,156	17,294	420,661	437,955
Direct financing leases, net	—	—	—	—	29,216	29,216
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,973	7,973
Other	—	18	376	394	17,582	17,976
Total	$3,846	$2,780	$24,750	$31,376	$1,428,108	$1,459,484
Percent of portfolio	0.26%	0.19%	1.70%	2.15%	97.85%	100.00%

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$174,236	$174,236
Non-owner occupied	—	—	—	—	471,549	471,549
Land development	—	—	—	—	53,198	53,198
Construction	—	—	—	—	98,288	98,288
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	—	75	43,639	43,714
Commercial and industrial	55	468	—	523	437,312	437,835
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	—	—	—	—	15,725	15,725
Total	$130	$468	$—	$598	$1,426,072	$1,426,670
Non-accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$1,183	$1,183	$1,040	$2,223
Non-owner occupied	—	—	—	—	1,609	1,609
Land development	—	—	—	—	3,440	3,440
Construction	2,482	—	436	2,918	—	2,918
Multi-family	—	—	—	—	—	—
1-4 family	—	—	1,240	1,240	697	1,937
Commercial and industrial	3,345	168	6,740	10,253	2,210	12,463
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	186	—	378	564	40	604
Total	$6,013	$168	$9,977	$16,158	$9,036	$25,194
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$1,183	$1,183	$175,276	$176,459
Non-owner occupied	—	—	—	—	473,158	473,158
Land development	—	—	—	—	56,638	56,638
Construction	2,482	—	436	2,918	98,288	101,206
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	1,240	1,315	44,336	45,651
Commercial and industrial	3,400	636	6,740	10,776	439,522	450,298
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	186	—	378	564	15,765	16,329
Total	$6,143	$636	$9,977	$16,756	$1,435,108	$1,451,864
Percent of portfolio	0.42%	0.04%	0.69%	1.15%	98.85%	100.00%

The Corporation’s total impaired assets consisted of the following at June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$7,144	$2,223
Commercial real estate — non-owner occupied	1,897	1,609
Land development	3,013	3,440
Construction	5,353	2,918
Multi-family	—	—
1-4 family	1,896	1,937
Total non-accrual commercial real estate	19,303	12,127
Commercial and industrial	17,465	12,463
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	394	604
Total non-accrual consumer and other loans	394	604
Total non-accrual loans and leases	37,162	25,194
Foreclosed properties, net	2,585	1,472
Total non-performing assets	39,747	26,666
Performing troubled debt restructurings	702	717
Total impaired assets	$40,449	$27,383

	June 30, 2017	December 31, 2016
Total non-accrual loans and leases to gross loans and leases	2.55%	1.74%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	2.72	1.83
Total non-performing assets to total assets	2.25	1.50
Allowance for loan and lease losses to gross loans and leases	1.49	1.44
Allowance for loan and lease losses to non-accrual loans and leases	58.33	83.00
As of June 30, 2017 and December 31, 2016, $12.2 million and $12.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of June 30, 2017.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017			As of December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	3	$1,065	$900	3	$1,065	$930
Commercial real estate — non-owner occupied	1	158	36	1	158	39
Land development	1	5,745	3,013	1	5,745	3,440
Construction	—	—	—	2	331	314
Multi-family	—	—	—	—	—	—
1-4 family	11	1,287	1,367	11	1,391	1,393
Commercial and industrial	10	9,420	7,179	10	8,094	7,058
Consumer and other:
Home equity and second mortgage	1	37	6	1	37	8
Other	2	2,094	371	1	2,076	378
Total	29	$19,806	$12,872	30	$18,897	$13,560

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of June 30, 2017 and December 31, 2016, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of June 30, 2017		As of December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Extension of term	1	$1	1	$8
Interest rate concession	1	51	1	52
Combination of extension of term and interest rate concession	14	5,265	16	6,056
Commercial and industrial:
Combination of extension of term and interest rate concession	10	7,179	10	7,058
Consumer and other:
Extension of term	1	353	1	378
Combination of extension of term and interest rate concession	2	23	1	8
Total	29	$12,872	30	$13,560

During the three and six months ended June 30, 2017, one consumer and other and two commercial and industrial loans, totaling $17,000 and $3.6 million, respectively, were modified to a troubled debt restructuring. No loans were modified to a troubled debt restructuring during the three and six months ended June 30, 2016.

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2017.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Six Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$6,782	$6,782		$—	$3,954		$302		$—	$302
Non-owner occupied	1,897	1,937		—	1,974		68		—	68
Land development	3,013	5,683		—	3,363		46		—	46
Construction	—	—		—	927		—		—	—
Multi-family	—	—		—	2		—		—	—
1-4 family	2,524	2,776		—	2,545		43		—	43
Commercial and industrial	5,065	9,309		—	7,519		358		—	358
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	6	6		—	7		—		—	—
Other	371	1,037		—	424		30		—	30
Total	$19,658	$27,530		$—	$20,715		$847		$—	$847
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$422	$422		$29	$429		$13		$—	$13
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	5,353	5,353	—	1,801	3,449	—	192	—	—	192
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	12,408	12,788		5,733	8,748		310		—	310
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	23	23		23	4		—		—	—
Total	$18,206	$18,586		$7,586	$12,630		$515		$—	$515
Total:
Commercial real estate:
Owner occupied	$7,204	$7,204		$29	$4,383		$315		$—	$315
Non-owner occupied	1,897	1,937		—	1,974		68		—	68
Land development	3,013	5,683		—	3,363		46		—	46
Construction	5,353	5,353		1,801	4,376		192		—	192
Multi-family	—	—		—	2		—		—	—
1-4 family	2,524	2,776		—	2,545		43		—	43
Commercial and industrial	17,473	22,097		5,733	16,267		668		—	668
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	6	6		—	7		—		—	—
Other	394	1,060		23	428		30		—	30
Grand total	$37,864	$46,116		$7,586	$33,345		$1,362		$—	$1,362

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,788	$1,788	$—	$3,577	$328	$118	$210
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	436	438	—	291	20	—	20
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,379	2,379	—	2,755	125	94	31
Commercial and industrial	1,307	1,307	—	709	79	62	17
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	378	1,044	—	510	71	—	71
Total	$11,345	$14,722	$—	$13,371	$838	$614	$224
With impairment reserve recorded:
Commercial real estate:
Owner occupied	$499	$499	$70	$111	$28	$—	$28
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,482	2,482	1,790	834	45	—	45
Multi-family	—	—	—	—	—	—	—
1-4 family	193	199	39	203	5	—	5
Commercial and industrial	11,166	11,166	3,700	8,448	701	—	701
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	226	226	—	19	—	—	—
Total	$14,566	$14,572	$5,599	$9,615	$779	$—	$779
Total:
Commercial real estate:
Owner occupied	$2,287	$2,287	$70	$3,688	$356	$118	$238
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	2,918	2,920	1,790	1,125	65	—	65
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,572	2,578	39	2,958	130	94	36
Commercial and industrial	12,473	12,473	3,700	9,157	780	62	718
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	604	1,270	—	529	71	—	71
Grand total	$25,911	$29,294	$5,599	$22,986	$1,617	$614	$1,003

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $8.3 million and $3.4 million as of June 30, 2017 and December 31, 2016, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $702,000 and $717,000 of loans as of June 30, 2017 and December 31, 2016, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$12,817	$7,943	$906	$21,666
Charge-offs	(51)	(3,706)	—	(3,757)
Recoveries	46	66	—	112
Net (charge-offs) recoveries	$(5)	$(3,640)	$—	$(3,645)
Provision for credit losses	(809)	4,787	(322)	3,656
Ending balance, gross	$12,003	$9,090	$584	$21,677

	As of and for the Three Months Ended June 30, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$11,480	$4,488	$716	$16,684
Charge-offs	(894)	(456)	—	(1,350)
Recoveries	55	2	1	58
Net (charge-offs) recoveries	$(839)	$(454)	$1	$(1,292)
Provision for credit losses	795	1,983	(16)	2,762
Ending balance, gross	$11,436	$6,017	$701	$18,154

	As of and for the Six Months Ended June 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(118)	(3,761)	(87)	(3,966)
Recoveries	150	312	41	503
Net (charge-offs) recoveries	$32	$(3,449)	$(46)	$(3,463)
Provision for credit loss	(413)	4,569	72	4,228
Ending balance, gross	$12,003	$9,090	$584	$21,677

	As of and for the Six Months Ended June 30, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(935)	(652)	(7)	(1,594)
Recoveries	139	2	4	145
Net (charge-offs) recoveries	$(796)	$(650)	$(3)	$(1,449)
Provision for credit loss	1,012	2,280	(5)	3,287
Ending balance, gross	$11,436	$6,017	$701	$18,154

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of June 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,173	$3,357	$561	$14,091
Individually evaluated for impairment	1,830	5,733	23	7,586
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$12,003	$9,090	$584	$21,677
Loans and lease receivables:
Collectively evaluated for impairment	$946,374	$449,697	$25,549	$1,421,620
Individually evaluated for impairment	18,881	17,467	400	36,748
Loans acquired with deteriorated credit quality	1,109	7	—	1,116
Total	$966,364	$467,171	$25,949	$1,459,484

	As of December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,485	$4,270	$558	$15,313
Individually evaluated for impairment	1,899	3,700	—	5,599
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$12,384	$7,970	$558	$20,912
Loans and lease receivables:
Collectively evaluated for impairment	$933,048	$468,776	$24,129	$1,425,953
Individually evaluated for impairment	11,222	12,452	612	24,286
Loans acquired with deteriorated credit quality	1,604	21	—	1,625
Total	$945,874	$481,249	$24,741	$1,451,864

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
Historic Rehabilitation Tax Credits
In 2015, the Corporation invested in a development entity through BOC, a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At June 30, 2017 and December 31, 2016 the net carrying value of the investment was $174,000.
In 2016, the Corporation also invested in a development entity through Mitchell Street, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Milwaukee, Wisconsin. At June 30, 2017 and December 31, 2016, the net carrying value of the investment was $563,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $5.5 million. The Corporation is also anticipating the sale of a portion of the state credits associated with the investment to a third party. No historic tax credits were received at June 30, 2017. The credits are expected to be taken in the fourth quarter of 2017 when the project is placed in service and are subject to a five-year recapture period.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At June 30, 2017 and December 31, 2016, Rimrock had one CDE investment with a net carrying value of $6.8 million and $7.1 million, respectively. The investment provides federal new market tax credits over a seven-year credit allowance period through 2020. The remaining federal new market tax credit to be utilized over a maximum of seven years was $1.6 million as of June 30, 2017. The Corporation’s use of the federal new market tax credit during the six months ended June 30, 2017 and 2016 was $225,000 and $188,000, respectively.
Other Investments
The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $918,000 and $883,000 recorded as of June 30, 2017 and December 31, 2016, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.6 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively. The

Corporation’s share of these partnerships’ income included in the unaudited Consolidated Statements of Income for the six months ended June 30, 2017 and 2016 was $169,000 and $379,000, respectively.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II, a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of June 30, 2017 and December 31, 2016 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets is as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)
Accrued interest receivable	$4,428	$4,677
Net deferred tax asset	4,166	4,052
Investment in historic development entities	737	737
Investment in a CDE	6,846	7,106
Investment in limited partnerships	4,540	3,963
Investment in Trust II	315	315
Fair value of interest rate swaps	873	352
Prepaid expenses	3,394	3,074
Other assets	4,491	4,331
Total accrued interest receivable and other assets	$29,790	$28,607

Note 7 — Deposits
The composition of deposits at June 30, 2017 and December 31, 2016 is shown below. Average balances represent year-to-date averages.

	June 30, 2017			December 31, 2016
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$241,577	$229,894	—%	$252,638	$246,182	—%
Interest-bearing transaction accounts	231,074	212,118	0.49	183,992	169,571	0.27
Money market accounts	593,487	607,882	0.43	627,090	642,784	0.48
Certificates of deposit	54,067	54,959	0.96	58,454	65,608	0.90
Wholesale deposits	354,393	388,031	1.66	416,681	467,826	1.62
Total deposits	$1,474,598	$1,492,884	0.71	$1,538,855	$1,591,971	0.74

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at June 30, 2017 and December 31, 2016 is shown below. Average balances represent year-to-date averages.

	June 30, 2017			December 31, 2016
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$122	1.16%	$—	$178	0.92%
FHLB advances	82,000	74,118	1.17	33,578	14,485	0.97
Line of credit	10	651	3.60	1,010	2,079	3.26
Other borrowings(1)	675	1,816	16.65	2,590	1,739	7.64
Subordinated notes payable	23,710	22,615	7.25	22,498	22,467	7.13
Junior subordinated notes	10,012	10,007	11.03	10,004	9,997	11.07
	$116,407	$109,329	3.61	$69,680	$50,945	6.03

Short-term borrowings	$26,010			$20,588
Long-term borrowings	90,397			49,092
	$116,407			$69,680

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

As of June 30, 2017 and December 31, 2016, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2017, the Corporation pays a commitment fee on this line of credit. During both the six months ended June 30, 2017 and 2016, the Corporation incurred interest expense due to this fee of $7,000.

Note 9 — Commitments and Contingencies
In the ordinary course of business, the Corporation sells the guaranteed portion of SBA loans, as well as participation interests in other originated loans, to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portion of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.7 million at June 30, 2017, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets. During the six months ended June 30, 2017, a $780,000 recourse provision was recorded.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Six Months Ended June 30, 2017	As of and for the Year Ended December 31, 2016
	(In Thousands)
Balance at the beginning of the period	$1,750	$—
SBA recourse provision	780	2,068
Charge-offs, net	(795)	(318)
Balance at the end of the period	$1,735	$1,750
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$5,306	$—	$5,306
Municipal obligations	—	7,670	—	7,670
Asset backed securities	—	1,009	—	1,009
Collateralized mortgage obligations - government issued	—	25,234	—	25,234
Collateralized mortgage obligations - government-sponsored enterprises	—	97,615	—	97,615
Interest rate swaps	—	873	—	873
Liabilities:
Interest rate swaps	—	873	—	873

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$6,295	$—	$6,295
Municipal obligations	—	8,156	—	8,156
Asset backed securities	—	1,081	—	1,081
Collateralized mortgage obligations - government issued	—	31,213	—	31,213
Collateralized mortgage obligations - government-sponsored enterprises	—	99,148	—	99,148
Interest rate swaps	—	352	—	352
Liabilities:
Interest rate swaps	—	352	—	352

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the six months ended June 30, 2017 or the year ended December 31, 2016 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$10,988	$6,416	$17,404
Foreclosed properties	—	2,873	—	2,873
Loan servicing rights	—	—	1,919	1,919

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$12,268	$1,097	$13,365
Foreclosed properties	—	1,472	—	1,472
Loan servicing rights	—	—	1,906	1,906

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $17.4 million and $13.4 million at June 30, 2017 and December 31, 2016, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 90% as of the measurement date of June 30, 2017. The weighted average of those unobservable inputs was 21%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans or are supported by a SBA guaranty.
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
The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. Loan servicing rights do not trade in an active, open market with readily observable prices. While sales of loan servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its loan servicing rights. The valuation model incorporates prepayment assumptions to project loan servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the loan servicing rights. The valuation model considers portfolio characteristics of the underlying serviced portion of the SBA loans and uses the following significant unobservable inputs: (1) constant prepayment rate (“CPR”) assumptions based on the SBA loans sold pools historical CPR as quoted in Bloomberg and (2) a discount rate of 10%. Due to the nature of the valuation inputs, loan servicing rights are classified in Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$63,745	$63,763	$46,515	$17,248	$—
Securities available-for-sale	136,834	136,834	—	136,834	—
Securities held-to-maturity	37,806	38,152	—	38,152	—
Loans held for sale	3,491	3,840	—	3,840	—
Loans and lease receivables, net	1,436,498	1,448,491	—	10,988	1,437,503
Bank-owned life insurance	39,674	39,674	39,674	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	2,815	2,815	—	—	2,815
Accrued interest receivable	4,428	4,428	4,428	—	—
Interest rate swaps	873	873	—	873	—
Financial liabilities:
Deposits	1,474,598	1,475,442	1,066,143	409,299	—
Federal Home Loan Bank advances and other borrowings	106,395	105,885	—	105,885	—
Junior subordinated notes	10,012	8,867	—	—	8,867
Accrued interest payable	1,735	1,735	1,735	—	—
Interest rate swaps	873	873	—	873	—
Off-balance-sheet items:
Standby letters of credit	89	89	—	—	89

	December 31, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$77,517	$77,517	$55,622	$21,895	$—
Securities available-for-sale	145,893	145,893	—	145,893	—
Securities held-to-maturity	38,612	38,520	—	38,520	—
Loans held for sale	1,111	1,222	—	1,222	—
Loans and lease receivables, net	1,429,763	1,447,044	—	12,268	1,434,776
Bank-owned life insurance	39,048	39,048	—	39,048	—
Federal Home Loan Bank and Federal Reserve Bank stock	2,131	2,131	—	2,131	—
Accrued interest receivable	4,677	4,677	4,677	—	—
Interest rate swaps	352	352	—	352	—
Financial liabilities:
Deposits	1,538,855	1,539,413	1,063,720	475,693	—
Federal Home Loan Bank advances and other borrowings	59,676	60,893	—	60,893	—
Junior subordinated notes	10,004	9,072	—	—	9,072
Accrued interest payable	1,765	1,765	1,765	—	—
Interest rate swaps	352	352	—	352	—
Off-balance-sheet items:
Standby letters of credit	58	58	—	—	58
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
Cash and Cash Equivalents: The carrying amount reported for cash and due from banks and interest-bearing deposits held by the Corporation approximates fair value because of its immediate availability and because it does not present unanticipated credit concerns. As of June 30, 2017 and December 31, 2016, the Corporation held $14.9 million and $20.3 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 2 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased approximates the fair value for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of both June 30, 2017 and December 31, 2016, the Corporation held $2.3 million and $1.6 million of brokered certificates of deposits, respectively.

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

Loans Held for Sale: Loans held for sale, which consist of the guaranteed portion of SBA loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.
Loans and Lease Receivables, net: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts that the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Bank’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Significant unobservable inputs include, but are not limited to, discounts (investor yield premiums) applied to fair value calculations to further determine the exit price value of a portfolio of loans.
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
Borrowed Funds: Market rates currently available to the Corporation and Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
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
At June 30, 2017, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $51.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between August 2018 and July 2027. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheets as a derivative asset of $873,000, included in accrued interest receivable and other assets as of June 30, 2017. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of June 30, 2017, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis on the unaudited Consolidated Balance Sheets.
At June 30, 2017, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $51.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August 2018 through July 2027. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the unaudited Consolidated Balance Sheets as a net derivative liability of $873,000. The value of these swaps was included in accrued interest payable and other liabilities as of June 30, 2017. The gross amount of dealer counterparty swaps was also $873,000 as no right of offset existed with the dealer counterparty swaps as of June 30, 2017.
The table below provides information about the balance sheet location and fair value of the Corporation’s derivative instruments as of June 30, 2017 and December 31, 2016.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2017	Accrued interest receivable and other assets	$873	Accrued interest payable and other liabilities	$873
December 31, 2016	Accrued interest receivable and other assets	$352	Accrued interest payable and other liabilities	$352

No derivative instruments held by the Corporation for the six months ended June 30, 2017 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the six months ended June 30, 2017 and 2016 had an insignificant impact on the unaudited Consolidated Statements of Income.

Note 12 — Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal, State of Wisconsin and State of Kansas banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation regularly reviews and updates when appropriate its Capital and Liquidity Action Plan (the “Capital Plan”), which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
The Bank is also subject to certain legal, regulatory and other restrictions on their ability to pay dividends to the Corporation. As a bank holding company, the payment of dividends by the Bank to the Corporation is one of the sources of funds the Corporation could use to pay dividends, if any, in the future and to make other payments. Future dividend decisions by the Bank and the Corporation will continue to be subject to compliance with various legal, regulatory and other restrictions as defined from time to time.
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations.

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2017, both the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.
The following table summarizes both the Corporation’s and Bank’s capital ratios and the ratios required by their federal regulators at June 30, 2017:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2017
Total capital (to risk-weighted assets)
Consolidated	$209,791	11.91%	$140,904	8.00%	162,921	9.250%	N/A	N/A
First Business Bank	207,707	11.83	140,476	8.00	162,426	9.250	$175,596	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$164,404	9.33%	$105,678	6.00%	$127,694	7.250%	N/A	N/A
First Business Bank	186,030	10.59	105,357	6.00	127,307	7.250	$140,476	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$154,392	8.77%	$79,259	4.50%	$101,275	5.750%	N/A	N/A
First Business Bank	186,030	10.59	79,018	4.50	100,967	5.750	$114,137	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$164,404	9.28%	$70,899	4.00%	$70,899	4.00%	N/A	N/A
First Business Bank	186,030	10.52	70,714	4.00	70,714	4.00	$88,393	5.00%

The following table summarizes both the Corporation’s and the Corporation’s legacy bank charters’ ratios and the ratios required by their federal regulators at December 31, 2016:

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
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the “Corporation,” “we,” “us,” “our,” or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB” or the “Bank” refer to our subsidiary, First Business Bank.
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
Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while our management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases can vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through the Bank and certain of its subsidiaries. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- to medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local expertise combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance and human resources. We believe we have a niche business banking model and we consistently operate within our model. This allows our experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Operational Summary
Effective June 1, 2017, we completed the consolidation of our three former bank charters into a single charter and rebranded Alterra Bank to First Business Bank. We believe the charter consolidation and brand consistency will be meaningful contributors to improved operating efficiency and profitability as we move forward into 2018.
Results for the three and six months ended June 30, 2017 include:

•	Total assets decreased to $1.769 billion as of June 30, 2017 compared to $1.781 billion as of December 31, 2016.

•
Net income for the three months ended June 30, 2017 was $1.9 million compared to net income of $3.7 million for the three months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $5.3 million compared to net income of $8.3 million for the six months ended June 30, 2016.

•
Diluted earnings per common share for the three months ended June 30, 2017 were $0.22 compared to diluted earnings per common share of $0.43 for the three months ended June 30, 2016. Diluted earnings per common share for the six months ended June 30, 2017 were $0.61 compared to diluted earnings per common share of $0.95 for the six months ended June 30, 2016.

•
Annualized return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.42% and 4.50%, respectively, for the three month period ended June 30, 2017, compared to 0.82% and 9.45%, respectively, for the same time period in 2016. ROAA and ROAE were 0.59% and 6.38%, respectively, for the six month period ended June 30, 2017 compared to 0.91% and 10.57%, respectively, for the same time period in 2016.

•
Trust and investment services fee income increased 22.6% to $1.6 million for the three months ended June 30, 2017 compared to $1.3 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, trust and investment services fee income increased 25.2% to $3.3 million compared to $2.6 million for the six months ended June 30, 2016.

•
Top line revenue, the sum of net interest income and non-interest income, decreased 6.2% to $20.2 million for the three months ended June 30, 2017 compared to $21.6 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, top line revenue decreased 6.1% to $39.2 million compared to $41.7 million for the six months ended June 30, 2016.

•
Net interest margin increased five basis points to 3.64% for the three months ended June 30, 2017 compared to 3.59% for the three months ended June 30, 2016. Net interest margin decreased one basis point to 3.58% for the six months ended June 30, 2017 compared to 3.59% for the six months ended June 30, 2016.

•
Our efficiency ratio was 65.39% for the three months ended June 30, 2017, compared to 61.14% for the three months ended June 30, 2016. For the six months ended June 30, 2017 our efficiency ratio was 68.03% compared to 61.56% for the same time period in 2016.

•
Our provision for loan and lease losses was $3.7 million for the three months ended June 30, 2017 compared to $2.8 million for the same period in the prior year. Provision for loan and lease losses was $4.2 million for the six months ended June 30, 2017 compared to $3.3 million for the same time period in 2016.

•
Net charge-offs of $3.6 million represented an annualized 0.99% of average loans and leases for the three months ended June 30, 2017 compared to annualized net charge-offs of 0.35% for the three months ended June 30, 2016. Net charge-offs of $3.5 million represented an annualized 0.47% of average loans and leases for the six months ended June 30, 2017 compared to annualized net charge-offs of 0.20% for the six months ended June 30, 2016.

•	Gross loans and leases receivable increased $7.5 million to $1.458 billion at June 30, 2017 from 1.451 billion at December 31, 2016.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.49% at June 30, 2017 compared to 1.44% at December 31, 2016.

•	Non-performing assets as a percentage of total assets was 2.25% at June 30, 2017 compared to 1.50% at December 31, 2016.

•	Non-accrual loans increased by $12.0 million, or 47.5%, to $37.2 million at June 30, 2017 from $25.2 million at December 31, 2016.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. For the three and six months ended June 30, 2017 top line revenue decreased 6.2% and 6.1%, respectively, compared to the same periods in the prior year primarily due to the anticipated decline in the gain on sale of SBA loans based on management’s third quarter 2016 decision to rebuild the SBA platform, as well as the softening of overall commercial loan demand and a shift in the mix of loan originations toward lower-yielding conventional commercial loans in recent quarters. These second quarter 2017 revenue headwinds were partially offset by increased trust and investment services fee income, an increase in swap fee income and a decrease in interest expense guided by successful efforts to manage various in-market deposit rates and utilize an efficient mix of wholesale funding sources. In addition, top line revenue benefited moderately from increased rates on certain variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points in December of 2016, March 2017 and again in June of 2017.
The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in Thousands)
Net interest income	$15,479	$15,741	(1.7)%	$30,367	$31,279	(2.9)%
Non-interest income	4,738	5,823	(18.6)	8,801	10,416	(15.5)
Total top line revenue	$20,217	$21,564	(6.2)	$39,168	$41,695	(6.1)
Return on Average Assets and Return on Average Equity
ROAA for the three months ended June 30, 2017 decreased to 0.42% compared to 0.82% for the three months ended June 30, 2016. ROAA for the six months ended June 30, 2017 decreased to 0.59% compared to 0.91% for the six months ended June 30, 2016. The decline in ROAA for both time periods presented was primarily due to the aforementioned SBA platform rebuild, continued competitive pricing pressure and increased provisions for loan and leases and SBA recourse. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended June 30, 2017 was 4.50% compared to 9.45% for the three months ended June 30, 2016. ROAE for the six months ended June 30, 2017 was 6.38% compared to 10.57% for the six months ended June 30, 2016. The reasons for the decline in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and seeking to minimize our credit costs.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, losses or gains on foreclosed properties, amortization of other intangible assets and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized gains or losses on securities, if any.
The efficiency ratio was 65.39% and 68.03% for the three and six months ended June 30, 2017, respectively, compared to 61.14% and 61.56% for the three and six months ended June 30, 2016, respectively. Despite this reported reduction in operating efficiency in both periods of comparison, we believe we continue to progress towards enhancing the Corporation’s long-term efficiency ratio, building on the strategic changes we’ve made to date and laying the foundation to generate sustainable and high-quality revenue growth. After significant investment in 2016 and 2017, we believe we now have a best-in-class SBA infrastructure, with the people and processes in place to resume high-quality production in the quarters and years ahead as we begin to enhance our SBA sales presence. At the same time, we expect our recently completed charter consolidation and previously announced core system conversion to create capacity within our existing workforce to accommodate future growth in a highly efficient manner. We believe these strategic initiatives will act as a catalyst for earnings growth in 2018 and beyond. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back within the Corporation’s long-term operating goal of 58-62%.
We believe the efficiency ratio allows investors and analysts to better assess the Corporation’s operating expenses in relation to its operating revenue by removing the volatility that is associated with certain non-recurring or discrete items. The efficiency ratio also allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROAE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
Please refer to both the Non-Interest Income and Non-Interest Expense sections below for discussion on the primary drivers of the year-over-year increase in the efficiency ratio.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$14,221	$13,458	$763	5.7%	$27,781	$26,156	$1,625	6.2%
Less:
Net loss on foreclosed properties	—	93	(93)	(100.0)	—	93	(93)	(100.0)
Amortization of other intangible assets	14	16	(2)	(12.5)	28	32	(4)	(12.5)
SBA recourse provision	774	74	700	945.9	780	160	620	387.5
Impairment of tax credit investments	112	94	18	19.1	225	206	19	9.2
Deconversion fees	101	—	101	NM	101	—	101	NM
Total adjusted operating expense	$13,220	$13,181	$39	0.3	$26,647	$25,665	$982	3.8
Net interest income	$15,479	$15,741	$(262)	(1.7)	$30,367	$31,279	(912)	(2.9)
Total non-interest income	4,738	5,823	(1,085)	(18.6)	8,801	10,416	(1,615)	(15.5)
Less:
Gain on sale of securities	1	7	(6)	(85.7)	1	7	(6)	(85.7)
Total operating revenue	$20,216	$21,557	$(1,341)	(6.2)	$39,167	$41,688	$(2,521)	(6.0)
Efficiency ratio	65.39%	61.14%			68.03%	61.56%
NM = Not meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2017 compared to the same periods in 2016. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2017 Compared to 2016			2017 Compared to 2016
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(655)	$294	$(361)	$(1,331)	$561	$(770)
Commercial and industrial loans(1)	232	(251)	(19)	25	(533)	(508)
Direct financing leases	(24)	(25)	(49)	(36)	(33)	(69)
Consumer and other loans	(18)	29	11	(29)	37	8
Total loans and leases receivable	(465)	47	(418)	(1,371)	32	(1,339)
Mortgage-related securities	68	(9)	59	85	(6)	79
Other investment securities	12	23	35	19	53	72
FHLB and FRB Stock	(28)	33	5	(7)	14	7
Short-term investments	110	(122)	(12)	177	(222)	(45)
Total net change in income on interest-earning assets	(304)	(27)	(331)	(1,097)	(129)	(1,226)
Interest-bearing liabilities
Transaction accounts	159	58	217	284	76	360
Money market accounts	(106)	(103)	(209)	(250)	(127)	(377)
Certificates of deposit	15	(26)	(11)	38	(66)	(28)
Wholesale deposits	27	(404)	(377)	86	(801)	(715)
Total deposits	93	(473)	(380)	158	(918)	(760)
FHLB advances	22	226	248	18	364	382
Other borrowings	136	(72)	64	157	(90)	67
Junior subordinated notes	—	—	—	(4)	1	(3)
Total net change in expense on interest-bearing liabilities	251	(319)	(68)	329	(643)	(314)
Net change in net interest income	$(555)	$292	$(263)	$(1,426)	$514	$(912)

(1)	Includes loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2017 and 2016. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate(5)	Average Balance	Interest	Average Yield/Rate(5)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$959,176	$10,620	4.43%	$933,681	$10,980	4.70%
Commercial and industrial loans(1)	453,578	7,081	6.24	469,888	7,100	6.04
Direct financing leases(1)	28,728	306	4.26	30,977	355	4.58
Consumer and other loans(1)	28,580	277	3.88	25,675	266	4.14
Total loans and leases receivable(1)	1,470,062	18,284	4.98	1,460,221	18,701	5.12
Mortgage-related securities(2)	140,086	615	1.76	142,443	556	1.56
Other investment securities(3)	37,765	161	1.70	32,169	126	1.57
FHLB and FRB stock	4,229	24	2.26	2,485	19	3.06
Short-term investments	49,584	141	1.14	117,180	153	0.52
Total interest-earning assets	1,701,726	19,225	4.52	1,754,498	19,555	4.46
Non-interest-earning assets	81,798			70,947
Total assets	$1,783,524			$1,825,445
Interest-bearing liabilities
Transaction accounts	$231,720	288	0.50	$147,095	71	0.19
Money market accounts	588,787	659	0.45	674,015	868	0.52
Certificates of deposit	54,530	133	0.98	65,619	144	0.88
Wholesale deposits	375,530	1,578	1.68	471,707	1,955	1.66
Total interest-bearing deposits	1,250,567	2,658	0.85	1,358,436	3,038	0.89
FHLB advances	87,386	279	1.28	14,338	31	0.86
Other borrowings(4)	24,494	532	8.69	28,510	468	6.57
Junior subordinated notes	10,009	277	11.08	9,995	277	11.09
Total interest-bearing liabilities	1,372,456	3,746	1.09	1,411,279	3,814	1.08
Non-interest-bearing demand deposit accounts	229,051			246,604
Other non-interest-bearing liabilities	14,531			9,944
Total liabilities	1,616,038			1,667,827
Stockholders’ equity	167,486			157,618
Total liabilities and stockholders’ equity	$1,783,524			$1,825,445
Net interest income		$15,479			$15,741
Interest rate spread			3.43%			3.38%
Net interest-earning assets	$329,270			$343,219
Net interest margin			3.64%			3.59%
Average interest-earning assets to average interest-bearing liabilities	123.99%			124.32%
Return on average assets(5)	0.42			0.82
Return on average equity(5)	4.50			9.45
Average equity to average assets	9.39			8.63
Non-interest expense to average assets	3.19			2.95

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

(5)	Represents annualized yields/rates.

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate(5)	Average Balance	Interest	Average Yield/Rate(5)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$952,679	$20,939	4.40%	$928,270	$21,710	4.68%
Commercial and industrial loans(1)	452,570	13,675	6.04	470,196	14,183	6.03
Direct financing leases(1)	29,422	629	4.28	30,911	698	4.52
Consumer and other loans(1)	28,392	563	3.97	26,551	554	4.17
Total loans and leases receivable(1)	1,463,063	35,806	4.89	1,455,928	37,145	5.10
Mortgage-related securities(2)	142,929	1,233	1.73	143,671	1,154	1.61
Other investment securities(3)	38,157	322	1.69	31,748	250	1.57
FHLB and FRB stock	3,693	47	2.57	2,643	40	3.03
Short-term investments	50,356	264	1.05	109,300	309	0.57
Total interest-earning assets	1,698,198	37,672	4.44	1,743,290	38,898	4.46
Non-interest-earning assets	81,031			79,657
Total assets	$1,779,229			$1,822,947
Interest-bearing liabilities
Transaction accounts	$212,118	520	0.49	$154,944	160	0.21
Money market accounts	607,882	1,319	0.43	660,189	1,696	0.51
Certificates of deposit	54,959	265	0.96	69,391	294	0.83
Wholesale deposits	388,031	3,227	1.66	484,491	3,941	1.63
Total interest-bearing deposits	1,262,990	5,331	0.84	1,369,015	6,091	0.89
FHLB advances	74,118	432	1.17	10,937	50	0.92
Other borrowings(4)	25,204	990	7.86	27,758	923	6.65
Junior subordinated notes	10,007	552	11.03	9,993	555	11.11
Total interest-bearing liabilities	1,372,319	7,305	1.06	1,417,703	7,619	1.07
Non-interest-bearing demand deposit accounts	228,536			237,449
Other non-interest-bearing liabilities	12,886			11,140
Total liabilities	1,613,741			1,666,292
Stockholders’ equity	165,488			156,655
Total liabilities and stockholders’ equity	$1,779,229			$1,822,947
Net interest income		$30,367			$31,279
Interest rate spread			3.37%			3.39%
Net interest-earning assets	$325,879			$325,587
Net interest margin			3.58%			3.59%
Average interest-earning assets to average interest-bearing liabilities	123.75%			122.97%
Return on average assets(5)	0.59			0.91
Return on average equity(5)	6.38			10.57
Average equity to average assets	9.30			8.59
Non-interest expense to average assets	3.12			2.87

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

(5)	Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2017 and 2016

Net interest income decreased $262,000, or 1.7%, and $912,000, or 2.9%, during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. In both periods of comparison, the decrease in net interest income was primarily attributable to a decrease in the yield on average total loans and leases receivable and decrease in average cash held at the Federal Reserve. The decrease in net interest income was partially offset by a positive change in earning asset mix as average total loans and leases receivable represented 82% of total average assets for the three and six months ended June 30, 2017, compared to 80% for the same periods in 2016.
The yield on average earning assets for the three months ended June 30, 2017 increased six basis points to 4.52%, compared to 4.46% for the three months ended June 30, 2016. The increase was principally due to a $68.6 million year over year decrease in average cash held at the Federal Reserve, a higher yielding securities portfolio and increased rates on certain variable-rate loans stemming from the FOMC raising the targeted federal funds rate by 25 basis points in December of 2016, March of 2017 and again in June of 2017. The increase was partially offset by continued competitive pricing pressure on both new and renewed loans.
The yield on average earning assets for the six months ended June 30, 2017 decreased two basis points to 4.44%, compared to 4.46% for the six months ended June 30, 2016. This decrease was principally due to competitive pricing pressure on both new and renewed loans, a shift in the mix of loan originations toward lower-yielding conventional commercial loans and a year over year increase in average non-accrual loans, partially offset by a $61.2 million year over year decrease in average cash held at the Federal Reserve and the aforementioned federal funds rate increases.
The weighted average rate paid on our interest-bearing deposits was 0.85% and 0.84% for the three and six months ended June 30, 2017, respectively, compared to 0.89% for both the three and six months ended June 30, 2016. The decrease was primarily attributable to a positive interest-bearing deposit mix change, as average in-market deposit accounts decreased $29.2 million and $18.5 million for the three and six months ended June 30, 2017, respectively, while average wholesale deposits decreased $96.2 million and $96.5 million for the same periods. The decrease in weighted average rate paid is also attributable to management’s successful efforts to manage in-market deposit rates during a rising rate environment as the average rate paid on money market accounts for both the three and six months ended June 30, 2017 has decreased seven and eight basis points, respectively, in comparison to the same periods in 2016.
The overall weighted average rate paid on interest-bearing liabilities was 1.09% and 1.06% for the three and six months ended June 30, 2017, essentially flat compared to 1.08% and 1.07% for the three and six months ended June 30, 2016. The reasons for the stability, despite a rising rate environment, are consistent with the explanations provided for the decrease in weighted average rate paid on interest-bearing deposits discussed above in addition to a positive change in the Corporation’s wholesale funding mix. Consistent with the Corporation’s longstanding funding strategy to use the most efficient and cost effective source of wholesale funds, management replaced maturing wholesale deposits with fixed rate FHLB advances at various maturity terms commensurate with the Bank’s funding needs during the three and six months ended June 30, 2017. Average FHLB advances for the three and six months ended June 30, 2017 increased $73.0 million and $63.2 million to $87.4 million and $74.1 million at a weighted average rate paid of 1.28% and 1.17%, respectively.
We expect to continue to effectively manage the Corporation’s liability structure in both term and rate to deliver a stable net interest margin within our target range. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas-based markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - remained relatively stable at $1.104 billion and $1.103 billion for the three and six months ended June 30, 2017 compared to $1.133 billion and $1.122 billion for the three and six months ended June 30, 2016.
Net interest margin increased five basis points to 3.64% for the three months ended June 30, 2017 compared to 3.59% for the three months ended June 30, 2016. The aforementioned positive change in earning asset mix, driven by a decrease in excess cash held at the Federal Reserve and an increase in average total loans and leases drove an approximately four basis point increase in net interest margin. The Corporation’s success in attracting in-market transaction accounts and its ability to manage in-market deposit rates across the franchise, while also allowing our wholesale deposit portfolio to mature and/or amortize down, positively affected net interest margin by approximately seven basis points and more than offset the six basis point decrease attributable to the increase in FHLB advances. Replacing wholesale deposits with FHLB advances is consistent with our funding philosophy to utilize the most efficient and cost effective sources of wholesale funds and is expected to lower our FDIC assessment rate in future periods.
Net interest margin for the six months ended June 30, 2017 was essentially flat at 3.58% compared to 3.59% for the same period in the prior year.

Management believes the successful efforts to optimize funding costs and profitably expand loan balances will allow the Company to continue to maintain a net interest margin of 3.50% or better. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, given the nature of the Company’s asset-based lending business. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. Refer to the section in this MD&A entitled Allowance for Loan and Lease Losses, below, for further information regarding our allowance for loan and lease loss methodology.
We recorded provision expense of $3.7 million and $4.2 million for the three and six months ended June 30, 2017, respectively, compared to $2.8 million and $3.3 million for the same time periods in 2016. Provision for both the three and six months ended June 30, 2017 reflected a $3.7 million specific reserve recorded during the second quarter of 2017 related to the previously disclosed $6.7 million Wisconsin-based commercial and industrial impaired loan due to degradation of repayment sources during the quarter. The provision also reflected a $3.4 million charge-off related to the Corporation’s remaining energy sector exposure, for which a previously recorded specific reserve offset the majority of the provision impact. These increases were partially offset by a reduction in provision commensurate with the application of our allowance for loan and lease loss methodology and positive credit trends in our performing non-SBA commercial real estate portfolio. As of June 30, 2017, our accruing non-SBA commercial real estate portfolio consisted of approximately 66.6% of our total accruing loan and lease portfolio.
The addition of specific reserves on impaired loans represents new specific reserves established when collateral shortfalls are present, while conversely the release of specific reserves represents the reduction of previously established reserves that are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as, movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to the section in this MD&A entitled Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2017 and 2016
Non-Interest Income
Non-interest income, which consists primarily of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits and loan fee income, decreased by $1.1 million, or 18.6%, and $1.6 million, or 15.5%, to $4.7 million and $8.8 million for the three and six months ended June 30, 2017, respectively, from $5.8 million and $10.4 million for the same time periods in 2016.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 23.4% and 22.5% of our total revenues for the three and six months ended June 30, 2017, compared to 27.0% and 25.0% for the three and six months ended June 30, 2016. Management believes the expected steady and gradual expansion of our rebuilt SBA lending program will drive our fee income ratio to our current strategic target of 25.0%.

The components of non-interest income were as follows for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In Thousands)
Trust and investment services fee income	$1,648	$1,344	$304	22.6%	3,277	2,618	$659	25.2%
Gain on sale of SBA loans	535	2,131	(1,596)	(74.9)	895	3,506	(2,611)	(74.5)
Gain on sale of residential mortgage loans	15	198	(183)	(92.4)	26	342	(316)	(92.4)
Service charges on deposits	766	733	33	4.5	1,531	1,475	56	3.8
Loan fees	675	676	(1)	(0.1)	1,133	1,285	(152)	(11.8)
Increase in cash surrender value of bank-owned life insurance	316	243	73	30.0	627	486	141	29.0
Other non-interest income	783	498	285	57.2	1,312	704	608	86.4
Total non-interest income	$4,738	$5,823	$(1,085)	(18.6)	$8,801	$10,416	$(1,615)	(15.5)
Fee income ratio(1)	23.4%	27.0%			22.5%	25.0%
(1) Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
The decrease in total non-interest income primarily reflects lower gains from SBA and residential mortgage loans sales stemming from the Corporation’s decision to rebuild its SBA platform and to exit the residential mortgage loan origination business. The decrease was partially offset by record trust and investment services fee income, an increase in loan swap fee income and allocation of net income/loss from its equity investments.
Gains on sale of SBA loans for the three and six months ended June 30, 2017 totaled $535,000 and $895,000, respectively, a decrease of $1.6 million, or 74.9%, and $2.6 million, or 74.5%, from the same periods in 2016. In order to meet market demand and drive high-quality growth, we are working to ensure future growth is achieved in a sustainable manner. In late 2017 and into 2018, we do anticipate SBA loan production to resume at a modest pace in tandem with the steady and gradual expansion of our rebuilt SBA lending program.
Trust and investment services fee income increased by $304,000, or 22.6%, and $659,000, or 25.2%, to a record $1.6 million and $3.3 million for the three and six months ended June 30, 2017, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2016. This increase was driven by growth in assets under management and administration attributable to both increased equity market values and new client relationships. At June 30, 2017, we had a record $1.164 billion of trust assets under management compared to $977.0 million at December 31, 2016 and $906.2 million at June 30, 2016. Assets under administration were $173.9 million at June 30, 2017 compared to $227.4 million at December 31, 2016 and $227.9 million at June 30, 2016. The decrease in assets under administration reflects the transfer of client assets from assets under administration to assets under management. The retirement plan services industry is undergoing a migration from advised services to fiduciary services. Consequently, during the first quarter of 2017, one large and several smaller retirement plans changed their service model, which resulted in assets moving to full fiduciary status. We anticipate there will be similar migration of additional assets because of this in the future.
During the three and six months ended June 30, 2017, the Corporation originated commercial real estate loans in which the Corporation offered the client a floating rate and interest rate swap and then offset the client swap with a counter-party dealer. The execution of these transactions generated $250,000 and $449,000 in swap fee income for the three and six months ended June 30, 2017, respectively, compared to $21,000 in swap fee income for both the three and six months ended June 30, 2016. We believe due to the markets assumption of a rising interest rate environment throughout 2017, our markets – particularly Madison, Milwaukee and Appleton – could see additional loan demand for these types of relationship-based opportunities.
The Corporation has historically reflected its quarterly allocation of net income/loss from its equity investments in two mezzanine funds in other non-interest expense. Due to the underlying funds being in an earnings position for a sustained period of time, the Corporation recognized its share of earnings in other non-interest income for the three and six months ended June 30, 2017.

Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2017 and 2016
Non-Interest Expense
The components of non-interest expense were as follows for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)
Compensation	$8,382	$8,447	$(65)	(0.8)%	$17,065	$16,818	$247	1.5%
Occupancy	519	500	19	3.8	994	1,008	(14)	(1.4)
Professional fees	1,041	961	80	8.3	2,051	1,822	229	12.6
Data processing	635	697	(62)	(8.9)	1,219	1,348	(129)	(9.6)
Marketing	582	448	134	29.9	952	1,182	(230)	(19.5)
Equipment	300	341	(41)	(12.0)	583	621	(38)	(6.1)
Computer software	639	574	65	11.3	1,322	1,068	254	23.8
FDIC insurance	381	254	127	50.0	761	545	216	39.6
Collateral liquidation costs	77	68	9	13.2	185	114	71	62.3
Net loss on foreclosed properties	—	93	(93)	(100.0)	—	93	(93)	(100.0)
Impairment on tax credit investments	112	94	18	19.1	225	206	19	9.2
SBA recourse provision	774	74	700	945.9	780	160	620	387.5
Other non-interest expense	779	907	(128)	(14.1)	1,644	1,171	473	40.4
Total non-interest expense	$14,221	$13,458	$763	5.7	$27,781	$26,156	$1,625	6.2
Compensation expense to total non-interest expense	58.94%	62.77%
Full-time equivalent employees	250	270
Non-interest expense for the three months ended June 30, 2017 increased by $763,000, or 5.7%, to $14.2 million compared to $13.5 million for the same period in 2016. The increase in non-interest expense was primarily due to an increase in marketing costs and SBA recourse provision, partially offset by a decrease in net losses on foreclosed properties.
Marketing costs increased $134,000, or 29.9%, to $582,000 for the three months ended June 30, 2017 from $448,000 for the three months ended June 30, 2016. The expected increase primarily reflects rebranding efforts related to the completion of the Corporation’s charter consolidation during the second quarter of 2017.
SBA recourse provision for the three months ended June 30, 2017 was $774,000 compared to $74,000 for the same period in 2016. Changes to SBA recourse provision may be a source of non-interest expense volatility in future quarters.
Non-interest expense for the six months ended June 30, 2017 increased by $1.6 million, or 6.2%, to $27.8 million compared to $26.2 million for the same period in 2016. The increase in non-interest expense was primarily due to an increase in compensation, professional fees, computer software, FDIC insurance, SBA recourse provision and other non-interest expense, partially offset by a decrease in marketing costs and data processing.
Compensation expense for the six months ended June 30, 2017 increased $247,000, or 1.5%, to $17.1 million compared to $16.8 million for the same period in 2016. The increase is principally due to annual merit increases. Management anticipates only modest increases in FTE throughout the remainder of 2017 and into 2018 as the Corporation’s existing support teams begin to realize capacity gains from the recently completed charter consolidation and previously announced core system conversion.
Professional fees expense increased by $229,000, or 12.6%, to $2.1 million for the six months ended June 30, 2017 from $1.8 million for the six months ended June 30, 2016. The increase was commensurate with ongoing activities surrounding our recent charter consolidation and pending core system conversion.

Computer software expense increased by $254,000, or 23.8%, to $1.3 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. The increase was principally due to investments in technology platforms, continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
FDIC insurance expense increased by $216,000, or 39.6%, to $761,000 for the six months ended June 30, 2017 from $545,000 for the six months ended June 30, 2016. The increase in FDIC insurance expense is commensurate with the pricing changes made effective by the FDIC on July 1, 2016 (which negatively impacts FDIC-insured institutions with brokered deposits greater than 10% of total assets) and reflective of the Corporation’s growth in criticized and risk-weighted assets. Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most cost effective source of wholesale funds, in 2017 and beyond, we will purposefully let our brokered certificate of deposit portfolio mature and/or amortize down to at or near 10% of total assets and replace it with the now more cost effective FHLB advances, as necessary, in order to lower our assessment rate in future periods.
SBA recourse provision for the six months ended June 30, 2017 was $780,000 compared to $160,000 for the same period in 2016. Changes to SBA recourse provision may be a source of non-interest expense volatility in future quarters.
Other non-interest expense increased by $473,000, or 40.4%, to $1.6 million for the six months ended June 30, 2017 from $1.2 million for the six months ended June 30, 2016. The increase was primarily due to the Corporation historically reflecting its quarterly allocation of net income/loss from its equity investments in two mezzanine funds in other non-interest expense. Due to the underlying funds being in an earnings position for a sustained period of time, the Corporation recognized its share of earnings in other non-interest income for the six months ended June 30, 2017.
Marketing costs decreased $230,000, or 19.5%, to $952,000 for the six months ended June 30, 2017 from $1.2 million for the six months ended June 30, 2016. The favorable variance is primarily due to a purposeful reduction of certain advertising initiatives during the current year as management aligned expense growth with revenue production.
Expense management and strategic investment are critical components of our growth strategy and our culture, from our limited branch network and unique funding model to our investments in talent and technology. We are diligently managing our operating costs to align with revenue expectations while continuing to make investments that enhance our business and our ability to serve current and prospective clients.
Income Taxes
Income tax expense was $1.9 million for the six months ended June 30, 2017, with an effective tax rate of 26.2%, compared to income tax expense of $4.0 million for the six months ended June 30, 2016, with an effective tax rate of 32.5%. No significant discrete items were recognized during 2017.
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

Financial Condition
General
Total assets decreased by $11.8 million, or 0.7%, to $1.769 billion as of June 30, 2017 compared to $1.781 billion at December 31, 2016. The decrease in total assets was primarily driven by a decrease in short-term investments and securities, partially offset by growth in our loan and lease receivable portfolio.
Short-Term Investments
Short-term investments decreased by $16.9 million, or 26.8%, to $46.0 million at June 30, 2017 from $62.9 million at December 31, 2016. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore we incorporate short-term investments in our on-balance-sheet liquidity program. The decrease in short-term investments primarily reflects a reduction in cash held at the FRB driven by a decrease in wholesale deposits and partially offset by modest loan growth. As of June 30, 2017, our total investment in commercial paper, which is also considered a short-term investment, was $14.9 million as compared to $20.3 million at

December 31, 2016. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to the section entitled Liquidity and Capital Resources, below, for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $9.9 million to $174.6 million at June 30, 2017 compared to $184.5 million at December 31, 2016. During the six months ended June 30, 2017, we recognized unrealized gains of $26,000 before income taxes through other comprehensive income. As of June 30, 2017 and December 31, 2016, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 3.11 and 3.30 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of a representative sample of the portfolio, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2017.
We sold approximately $5.1 million of securities issued by government-sponsored enterprises during the six months ended June 30, 2017 to proactively manage our securities portfolio to meet our long-term investment objectives.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $6.7 million, or 0.5%, to $1.436 billion at June 30, 2017 from $1.430 billion at December 31, 2016. As of June 30, 2017, multi-family loans were the largest contributor to loan growth increasing $31.7 million, or 34.2%, to $124.5 million from $92.8 million at December 31, 2016. While we continue to have a concentration in commercial real estate (“CRE”), in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 66% and 65% of our total loans as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, approximately 19% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio decreased $12.3 million, or 2.7%, to $438.0 million at June 30, 2017 from $450.3 million at December 31, 2016 reflecting asset-based loan prepayments and continued competitive pressure amidst soft commercial loan demand overall. The countercyclical nature of the asset-based lending business may result in increased payoffs and fees collected in lieu of interest in periods of economic stability, with increased loan fundings and interest income during weaker economic markets. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.
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
Non-performing loans increased $12.0 million, or 47.5%, to $37.2 million at June 30, 2017, compared to $25.2 million at December 31, 2016. The Corporation’s non-performing loans as a percentage of total gross loans and leases measured 2.55% and 1.74% at June 30, 2017 and December 31, 2016, respectively. Likewise, the ratio of non-performing assets to total assets increased to 2.25% at June 30, 2017, compared to 1.50% at December 31, 2016. Please refer to the section entitled Asset Quality, below, for additional information.
Deposits
As of June 30, 2017, deposits decreased by $64.3 million, or 4.2% to $1.475 billion from $1.539 billion at December 31, 2016. The decrease in deposits was primarily due to typical seasonality of our non-transaction accounts, in addition to a purposeful reduction in the level of wholesale deposits, which decreased by $62.3 million, or 14.9%, to $354.4 million at June 30, 2017 from $416.7 million at December 31, 2016. The decrease in wholesale deposits was partially offset by an increase in the level of interest-bearing transaction accounts, which increased by $47.1 million, or 25.6%, to $231.1 million at June 30, 2017 from $184.0 million at December 31, 2016. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Our strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. The Bank’s in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average bank funding sources, approximately $1.105 billion, or 71.1%, were considered in-market deposits for the six months ended June 30, 2017. This compares to in-market deposits of $1.122 billion, or 69.3%, for the same period in 2016.
FHLB Advances and Other Borrowings
As of June 30, 2017, FHLB advances and other borrowings increased by $46.7 million, or 78.3%, to $106.4 million from $59.7 million at December 31, 2016.
The Corporation’s targeted operating range of bank wholesale funds to total deposits is 30%-40%. As of June 30, 2017, the ratio of end of period bank wholesale funds to end of period total bank funds was 28.0%. Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most efficient and cost effective source of wholesale funds, and given current market conditions, we expect to allow our brokered certificate of deposit portfolio to mature and/or amortize down to within 10%-15% of total assets and replace with the now more cost effective FHLB advances in order to lower our FDIC assessment rate in future periods. Refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale deposits.

Asset Quality
Non-performing Assets
Our total impaired assets consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$7,144	$2,223
Commercial real estate - non-owner occupied	1,897	1,609
Land development	3,013	3,440
Construction	5,353	2,918
Multi-family	—	—
1-4 family	1,896	1,937
Total non-accrual commercial real estate	19,303	12,127
Commercial and industrial	17,465	12,463
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	394	604
Total non-accrual consumer and other loans	394	604
Total non-accrual loans and leases	37,162	25,194
Foreclosed properties, net	2,585	1,472
Total non-performing assets	39,747	26,666
Performing troubled debt restructurings	702	717
Total impaired assets	$40,449	$27,383

Total non-accrual loans and leases to gross loans and leases	2.55%	1.74%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	2.72	1.83
Total non-performing assets to total assets	2.25	1.50
Allowance for loan and lease losses to gross loans and leases	1.49	1.44
Allowance for loan and lease losses to non-accrual loans and leases	58.33	83.00
As of June 30, 2017 and December 31, 2016, $12.2 million and $12.8 million of the non-accrual loans were considered troubled debt restructurings, respectively.
A summary of our non-accrual loan and lease activity from December 31, 2016 through June 30, 2017 is as follows:

(In Thousands)
Non-accrual loans and leases as of the beginning of the period	$25,194
Loans and leases transferred to non-accrual status	18,266
Accretion of the fair value discount on purchased credit impaired loans	3
Non-accrual loans and leases partially or fully charged-off	(3,966)
Cash received and applied to principal of non-accrual loans and leases	(2,335)
Non-accrual loans and leases as of the end of the period	$37,162
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $13.1 million, or 49.1%, to $39.7 million at June 30, 2017 from $26.7 million at December 31, 2016 primarily reflecting additional non-

performing loans related to three loan relationships that were moved to impaired status during the first quarter of 2017. During the second quarter of 2017, non–performing assets further increased $771,000 due to both reclassifying the $1.1 million closed Overland Park branch to other real estate owned and the $2.8 million asset–based loan that was moved to impaired status during the quarter. The impaired asset–based loan did not require a specific reserve or charge–off at June 30, 2017 due to its collateral position. These increases were partially offset by the aforementioned $3.4 million energy sector charge–off.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of June 30, 2017, 97.9% of the loan and lease portfolio was in a current payment status, compared to 98.8% as of December 31, 2016. We also monitor our asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We work proactively with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2017	2016	2016
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$19,658	$15,082	$11,345
Impaired loans and leases with impairment reserves required	18,206	8,386	14,566
Total impaired loans and leases	37,864	23,468	25,911
Less:
Impairment reserve (included in allowance for loan and lease losses)	7,586	3,048	5,599
Net impaired loans and leases	$30,278	$20,420	$20,312
Average impaired loans and leases	$33,345	$19,495	$22,986
Foregone interest income attributable to impaired loans and leases	$1,362	$669	$1,617
Less: Interest income recognized on impaired loans and leases	—	246	614
Net foregone interest income on impaired loans and leases	$1,362	$423	$1,003
Non-performing assets also include foreclosed properties. Following the planned discontinuation of all banking activities at the Corporation’s Overland Park branch in the second quarter of 2017, the building and land were reclassified to other real estate owned. Management is in the process of selling the property, which is expected to be completed by the end of the year.
A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2016	$1,472
Premises and equipment transferred to foreclosed properties	1,113
Foreclosed properties as of June 30, 2017	$2,585

Allowance for Loan and Lease Losses
The allowance for loan and lease losses increased $765,000 million from $20.9 million as of December 31, 2016 to $21.7 million as of June 30, 2017. The allowance for loan and lease losses as a percentage of gross loans and leases also increased from 1.44% as of December 31, 2016 to 1.49% as of June 30, 2017. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
During the three months ended June 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $3.6 million, or 0.99% of average loans and leases annualized, comprised of $3.8 million of charge-offs and $112,000 of recoveries. During the three months ended June 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $1.3 million, or 0.35% of average loans and leases annualized, comprised of $1.4 million of charge-offs and $58,000 of recoveries.
During the six months ended June 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $3.5 million, or 0.47% of average loans and leases annualized, comprised of $4.0 million of charge-offs and $503,000 of recoveries. During the six months ended June 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $1.4 million, or 0.20% of average loans and leases annualized, comprised of $1.6 million of charge-offs and $145,000 of recoveries.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $21.7 million, or 1.49% of total loans and leases, was appropriate as of June 30, 2017. Given ongoing complexities with current workout situations and the measured pace of improvement in economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of June 30, 2017 and December 31, 2016, our allowance for loan and lease losses to total non-accrual loans and leases was 58.33% and 83.00%, respectively. This ratio decreased due to the collateral positions related to the aforementioned increases in non-accrual loans. At June 30, 2017, $3.7 million of specific reserves were recorded related to $15.7 million of loans associated with four borrower relationships that moved to non-accrual status during the current year. The specific reserves covered approximately 23.6% of the newly impaired loan balances, thus reducing this ratio as of June 30, 2017 compared to December 31, 2016. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2017.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Allowance at beginning of period	$21,666	$16,684	$20,912	$16,316
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	(9)	(41)
Commercial real estate — non-owner occupied	(22)	—	(80)	—
Construction and land development	—	(697)	—	(697)
Multi-family	—	—	—	—
1-4 family	(29)	(197)	(29)	(197)
Commercial and industrial	(3,706)	(456)	(3,761)	(652)
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	—	—	(87)	(7)
Total charge-offs	(3,757)	(1,350)	(3,966)	(1,594)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	41	—	42	—
Commercial real estate — non-owner occupied	1	1	1	73
Construction and land development	1	—	102	—
Multi-family	—	—	—	—
1-4 family	3	54	5	66
Commercial and industrial	66	2	312	2
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	1	1	2
Other	—	—	40	2
Total recoveries	112	58	503	145
Net (charge-offs) recoveries	(3,645)	(1,292)	(3,463)	(1,449)
Provision for loan and lease losses	3,656	2,762	4,228	3,287
Allowance at end of period	$21,677	$18,154	$21,677	$18,154
Annualized net (charge-offs) recoveries as a % of average gross loans and leases	(0.99)%	(0.35)%	(0.47)%	(0.20)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Bank. While the Bank is subject to certain regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2017 were the interest payments due on subordinated and junior subordinated notes. On July 26, 2017, the Bank board of directors declared a dividend in the amount of $3.5 million bringing year-to-date dividend declarations to $10.0 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective boards of directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary sources of funds are principal and interest repayments on loans receivable and mortgage-related securities, deposits and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of June 30, 2017 and December 31, 2016, our immediate on-balance-sheet liquidity was $412.8 million and $543.1 million, respectively. At June 30, 2017 and December 31, 2016, the Bank had $28.2 million and $40.9 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding or invest in securities to maintain adequate liquidity at an improved margin.
We had $436.4 million of outstanding wholesale funds at June 30, 2017, compared to $450.3 million of wholesale funds as of December 31, 2016, which represented 28.0% and 28.6%, respectively, of ending balance total Bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total Bank funding is defined as total deposits plus FHLB advances. We are committed to our continued efforts to raise in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total Bank funds in accordance with liquidity policies approved by its Boards of Directors. The Corporation’s overall operating range of wholesale funds to total Bank funds is 30%-40%. The Bank was in compliance with policy limits as of June 30, 2017 and December 31, 2016.
The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the six month period ended June 30, 2017. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2017, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the six months ended June 30, 2017, operating activities resulted in a net cash inflow of $9.1 million, which included net income of $5.3 million. Net cash used in investing activities for the six months ended June 30, 2017 was approximately $3.2 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities available-for-sale offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash used in financing activities for the six months ended June 30, 2017 was $19.7 million primarily from net decreases in deposits and cash dividends paid to shareholders, partially offset by net increases in FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I. Item 1. for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of June 30, 2017, there were no material changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk is interest rate risk, which arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Bank’s Asset/Liability Management Committee, in accordance with policies approved by the Bank’s Board. This committee meets regularly to review the sensitivity of the Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2017 has not changed materially since December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 28, 2017	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 28, 2017	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Unaudited Consolidated Financial Statements