Form 10-Q
period 2017-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2017-10-27
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 20, 2017 was 8,759,673 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$20,685	$14,596
Short-term investments	52,511	62,921
Cash and cash equivalents	73,196	77,517
Securities available-for-sale, at fair value	131,130	145,893
Securities held-to-maturity, at amortized cost	38,873	38,612
Loans held for sale	—	1,111
Loans and leases receivable, net of allowance for loan and lease losses of $19,923 and $20,912, respectively	1,446,790	1,429,763
Premises and equipment, net	3,048	3,772
Foreclosed properties	2,585	1,472
Bank-owned life insurance	39,988	39,048
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,083	2,131
Goodwill and other intangible assets	12,735	12,773
Accrued interest receivable and other assets	32,228	28,607
Total assets	$1,785,656	$1,780,699
Liabilities and Stockholders’ Equity
Deposits	$1,423,724	$1,538,855
Federal Home Loan Bank advances and other borrowings	167,884	59,676
Junior subordinated notes	10,015	10,004
Accrued interest payable and other liabilities	17,252	10,514
Total liabilities	1,618,875	1,619,049
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,016,345 and 8,959,239 shares issued, 8,758,923 and 8,715,856 shares outstanding at September 30, 2017 and December 31, 2016, respectively	90	90
Additional paid-in capital	78,353	77,542
Retained earnings	95,785	91,317
Accumulated other comprehensive loss	(370)	(522)
Treasury stock, 257,422 and 243,383 shares at September 30, 2017 and December 31, 2016, respectively, at cost	(7,077)	(6,777)
Total stockholders’ equity	166,781	161,650
Total liabilities and stockholders’ equity	$1,785,656	$1,780,699

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$17,686	$18,016	$53,492	$55,161
Securities	771	698	2,326	2,102
Short-term investments	177	184	488	533
Total interest income	18,634	18,898	56,306	57,796
Interest expense
Deposits	2,708	2,870	8,039	8,961
Federal Home Loan Bank advances and other borrowings	763	453	2,185	1,425
Junior subordinated notes	280	280	832	835
Total interest expense	3,751	3,603	11,056	11,221
Net interest income	14,883	15,295	45,250	46,575
Provision for loan and lease losses	1,471	3,537	5,699	6,824
Net interest income after provision for loan and lease losses	13,412	11,758	39,551	39,751
Non-interest income
Trust and investment services fee income	1,653	1,364	4,930	3,981
Gain on sale of Small Business Administration loans	606	347	1,501	3,854
Gain on sale of residential mortgage loans	—	198	26	540
Service charges on deposits	756	772	2,287	2,247
Loan fees	391	506	1,525	1,791
Increase in cash surrender value of bank-owned life insurance	314	244	940	730
Other non-interest income	619	209	1,931	914
Total non-interest income	4,339	3,640	13,140	14,057
Non-interest expense
Compensation	7,645	7,637	24,710	24,454
Occupancy	527	530	1,521	1,538
Professional fees	995	1,065	3,046	2,888
Data processing	592	623	1,810	1,971
Marketing	594	528	1,546	1,710
Equipment	285	292	868	913
Computer software	715	539	2,037	1,607
FDIC insurance	320	444	1,081	989
Collateral liquidation costs	371	89	556	204
Net loss on foreclosed properties	—	—	—	93
Impairment of tax credit investments	112	3,314	338	3,520
Small Business Administration recourse provision	1,315	375	2,095	449
Other non-interest expense	760	317	2,404	1,574
Total non-interest expense	14,231	15,753	42,012	41,910
Income (loss) before income tax expense	3,520	(355)	10,679	11,898
Income tax expense (benefit)	936	(3,020)	2,812	957
Net income	$2,584	$2,665	$7,867	$10,941
Earnings per common share
Basic	$0.30	$0.31	$0.90	$1.26
Diluted	0.30	0.31	0.90	1.26
Dividends declared per share	0.13	0.12	0.39	0.36
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Net income	$2,584	$2,665	$7,867	$10,941
Other comprehensive income, before tax
Securities available-for-sale:
Net unrealized securities gains arising during the period	172	81	199	1,317
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	25	41	79	124
Income tax expense	(76)	(47)	(126)	(555)
Total other comprehensive income	121	75	152	886
Comprehensive income	$2,705	$2,740	$8,019	$11,827

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	10,941	—	—	10,941
Other comprehensive income	—	—	—	—	886	—	886
Share-based compensation - restricted shares, net	37,708	1	857	—	—	—	858
Cash dividends ($0.36 per share)	—	—	—	(3,132)	—	—	(3,132)
Treasury stock purchased	(19,819)	—	—	—	—	(454)	(454)
Balance at September 30, 2016	8,717,299	$90	$77,406	$88,393	$806	$(6,764)	$159,931

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2016	8,715,856	$90	$77,542	$91,317	$(522)	$(6,777)	$161,650
Net income	—	—	—	7,867	—	—	7,867
Other comprehensive income	—	—	—	—	152	—	152
Share-based compensation - restricted shares, net	57,106	—	811	—	—	—	811
Cash dividends ($0.39 per share)	—	—	—	(3,399)	—	—	(3,399)
Treasury stock purchased	(14,039)	—	—	—	—	(300)	(300)
Balance at September 30, 2017	8,758,923	$90	$78,353	$95,785	$(370)	$(7,077)	$166,781

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Operating activities
Net income	$7,867	$10,941
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,603)	(9)
Impairment of tax credit investments	338	3,520
Provision for loan and lease losses	5,699	6,824
Depreciation, amortization and accretion, net	1,148	1,103
Share-based compensation	811	858
Increase in value of bank-owned life insurance policies	(940)	(730)
Origination of loans for sale	(24,606)	(54,794)
Sale of loans originated for sale	27,244	59,263
Gain on sale of loans originated for sale	(1,527)	(4,394)
Net loss on foreclosed properties, including impairment valuation	—	93
Excess tax benefit from share-based compensation	(59)	(138)
Returns on investments in limited partnerships	92	250
Net increase in accrued interest receivable and other assets	(1,759)	(2,813)
Net (decrease) increase in accrued interest payable and other liabilities	6,739	(2,789)
Net cash provided by operating activities	19,444	17,185
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	29,802	32,555
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	2,723	2,906
Proceeds from sale of available-for-sale securities	11,702	2,190
Purchases of available-for-sale securities	(27,125)	(48,229)
Purchases of held-to-maturity securities	(3,016)	(714)
Proceeds from sale of foreclosed properties	—	57
Net increase in loans and leases	(22,530)	(29,962)
Investments in limited partnerships	(500)	(750)
Returns of investments in limited partnerships	—	541
Investment in historic development entities	(417)	(1,488)
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(12,223)	(388)
Proceeds from the sale of Federal Home Loan Bank Stock	9,271	1,066
Purchases of leasehold improvements and equipment, net	(942)	(519)
Net cash used in investing activities	(13,255)	(42,735)
Financing activities
Net decrease in deposits	(115,107)	(10,924)
Repayment of Federal Home Loan Bank advances	(470,416)	(63,100)
Proceeds from Federal Home Loan Bank advances	580,415	59,600
Proceeds from issuance of subordinated notes payable	9,090	—
Repayment of subordinated notes payable	(7,889)	—
Net decrease in other borrowed funds	(2,904)	(1,240)
Cash dividends paid	(3,399)	(3,132)
Purchase of treasury stock	(300)	(454)
Net cash used in financing activities	(10,510)	(19,250)
Net decrease in cash and cash equivalents	(4,321)	(44,800)
Cash and cash equivalents at the beginning of the period	77,517	113,564
Cash and cash equivalents at the end of the period	$73,196	$68,764
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$10,504	$11,058
Income taxes paid	490	5,122
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	8,366	11,504
Transfer from premises and equipment to foreclosed properties	1,113	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in the Wisconsin and greater Kansas City markets. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”) and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. The results of operations for the nine month period ended September 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2017. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April, May and December 2016, the FASB also issued ASU No. 2016-10, No. 2016-12 and No. 2016-20, respectively, related to Topic 606. The amendments do not change the core principles of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original ASU. The Corporation intends to adopt the accounting standards during the first quarter of 2018, as required. The Corporation has conducted its initial assessment and evaluated contracts to assess and quantify accounting methodology changes resulting from the adoption of this standard. The adoption of this accounting standard is not expected to have a material impact on the Corporation's consolidated financial statements. The

FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Corporation's initial assessment and may change the conclusions reached as to the application of this new guidance.
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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).” The ASU intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. It also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position and liquidity.

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
There were no anti-dilutive employee share-based awards for the three and nine month periods ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$2,584	$2,665	$7,867	$10,941
Less: earnings allocated to participating securities	35	38	105	165
Basic earnings allocated to common shareholders	$2,549	$2,627	$7,762	$10,776
Weighted-average common shares outstanding, excluding participating securities	8,621,311	8,582,836	8,606,080	8,569,613
Basic earnings per common share	$0.30	$0.31	$0.90	$1.26

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$2,549	$2,627	$7,762	$10,776
Weighted-average diluted common shares outstanding, excluding participating securities	8,621,311	8,582,836	8,606,080	8,569,613
Diluted earnings per common share	$0.30	$0.31	$0.90	$1.26

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units and any other type of award permitted by the Plan. As of September 30, 2017, 217,475 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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

Restricted stock activity for the year ended December 31, 2016 and the nine months ended September 30, 2017 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	135,471	$20.13
Granted	60,415	22.74
Vested	(56,090)	18.71
Forfeited	(23,551)	20.90
Nonvested balance as of December 31, 2016	116,245	21.13
Granted	64,725	21.62
Vested	(45,695)	21.49
Forfeited	(7,619)	21.57
Nonvested balance as of September 30, 2017	127,656	$21.39

As of September 30, 2017, the Corporation had $2.6 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 3.03 years.

For the three and nine months ended September 30, 2017 and 2016, share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Share-based compensation expense	$268	$292	$811	$858

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$3,799	$11	$(3)	$3,807
Municipal obligations	9,342	13	(23)	9,332
Collateralized mortgage obligations - government issued	22,750	301	(149)	22,902
Collateralized mortgage obligations - government-sponsored enterprises	95,608	165	(684)	95,089
	$131,499	$490	$(859)	$131,130

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$6,298	$7	$(10)	$6,295
Municipal obligations	8,246	2	(92)	8,156
Asset-backed securities	1,116	—	(35)	1,081
Collateralized mortgage obligations - government issued	30,936	423	(146)	31,213
Collateralized mortgage obligations - government-sponsored enterprises	99,865	252	(969)	99,148
	$146,461	$684	$(1,252)	$145,893

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,498	$—	$(5)	$1,493
Municipal obligations	21,928	443	(14)	22,357
Collateralized mortgage obligations - government issued	9,601	16	(33)	9,584
Collateralized mortgage obligations - government-sponsored enterprises	5,846	12	(18)	5,840
	$38,873	$471	$(70)	$39,274

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,497	$2	$(5)	$1,494
Municipal obligations	21,173	62	(78)	21,157
Collateralized mortgage obligations - government issued	9,148	17	(38)	9,127
Collateralized mortgage obligations - government-sponsored enterprises	6,794	6	(58)	6,742
	$38,612	$87	$(179)	$38,520

U.S. Government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. Government. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations

- government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. There were 14 sales of available-for-sale securities that occurred during the nine months ended September 30, 2017 and three sales of available-for-sale securities that occurred during the nine months ended September 30, 2016.

At September 30, 2017 and December 31, 2016, securities with a fair value of $1.9 million and $22.4 million, respectively, were pledged to secure interest rate swap contracts, outstanding Federal Home Loan Bank (“FHLB”) advances and additional FHLB availability.
The amortized cost and fair value of securities by contractual maturity at September 30, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,785	$6,783	$—	$—
Due in one year through five years	13,156	13,194	11,177	11,326
Due in five through ten years	48,051	48,168	13,258	13,495
Due in over ten years	63,507	62,985	14,438	14,453
	$131,499	$131,130	$38,873	$39,274

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments with unrealized losses, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2017 and December 31, 2016. At September 30, 2017, the Corporation held 106 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2017, the Corporation held 56 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$800	$—	$1,997	$3	$2,797	$3
Municipal obligations	1,916	9	3,011	14	4,927	23
Collateralized mortgage obligations - government issued	3,679	14	6,185	135	9,864	149
Collateralized mortgage obligations - government-sponsored enterprises	32,752	121	31,883	563	64,635	684
	$39,147	$144	$43,076	$715	$82,223	$859

	As of December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$1,991	$10	$—	$—	$1,991	$10
Municipal obligations	7,207	89	406	3	7,613	92
Asset-backed securities	—	$—	1,081	35	1,081	35
Collateralized mortgage obligations - government issued	10,552	130	493	16	11,045	146
Collateralized mortgage obligations - government-sponsored enterprises	54,843	931	1,819	38	56,662	969
	$74,593	$1,160	$3,799	$92	$78,392	$1,252

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2017 and December 31, 2016. At September 30, 2017, the Corporation held 14 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were seven held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of September 30, 2017. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$5	$—	$—	$1,000	$5
Municipal obligations	853	11	260	3	1,113	14
Collateralized mortgage obligations - government issued	2,806	8	3,804	25	6,610	33
Collateralized mortgage obligations - government-sponsored enterprises	—	—	1,927	18	1,927	18
	$4,659	$24	$5,991	$46	$10,650	$70

	As of December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. Government agency obligations - government-sponsored enterprises	$1,000	$5	$—	$—	$1,000	$5
Municipal obligations	9,472	78	—	—	9,472	78
Collateralized mortgage obligations - government issued	6,980	38	—	—	6,980	38
Collateralized mortgage obligations - government-sponsored enterprises	4,682	58	—	—	4,682	58
	$22,134	$179	$—	$—	$22,134	$179

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2017	December 31, 2016
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$182,755	$176,459
Commercial real estate — non-owner occupied	461,586	473,158
Land development	41,499	56,638
Construction	115,660	101,206
Multi-family	125,080	92,762
1-4 family	40,173	45,651
Total commercial real estate	966,753	945,874
Commercial and industrial	447,223	450,298
Direct financing leases, net	28,868	30,951
Consumer and other:
Home equity and second mortgages	7,776	8,412
Other	17,447	16,329
Total consumer and other	25,223	24,741
Total gross loans and leases receivable	1,468,067	1,451,864
Less:
Allowance for loan and lease losses	19,923	20,912
Deferred loan fees	1,354	1,189
Loans and leases receivable, net	$1,446,790	$1,429,763
As of September 30, 2017 and December 31, 2016, the total amount of the Corporation’s ownership of SBA loans on the unaudited Consolidated Balance Sheets comprised of the following:

	September 30, 2017	December 31, 2016
	(In Thousands)
Retained, unguaranteed portion of sold SBA loans	$30,632	$30,418
Other SBA loans(1)	25,684	31,728
Total SBA loans	$56,316	$62,146

(1)
Primarily consisted of SBA Express loans, partially funded 7(a) program loans, and impaired SBA loans that were repurchased from the secondary market, all of which were not saleable as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, $11.9 million and $5.5 million of loans in this portfolio were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portion of SBA loans which the Corporation sold in the secondary market, participation interests in other originated loans and residential real estate loans. The total principal amount of the guaranteed portion of SBA loans sold during the three months ended September 30, 2017 and 2016 was $6.3 million and $3.3 million, respectively. The total principal amount of the guaranteed portion of SBA loans sold during the nine months ended September 30, 2017 and 2016 was $15.5 million and $36.4 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2017 and 2016 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portion of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at September 30, 2017 and December 31, 2016 was $103.3 million and $105.1 million, respectively.

The total principal amount of transferred participation interests in other originated commercial loans during the three months ended September 30, 2017 and 2016 was $9.0 million and $7.9 million, respectively. The total principal amount of transferred participation interests in other originated commercial loans during the nine months ended September 30, 2017 and 2016 was $17.0 million and $17.7 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at September 30, 2017 and December 31, 2016 was $91.7 million and $102.7 million, respectively. As of September 30, 2017 and December 31, 2016, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $146.2 million and $106.1 million, respectively. No loans in this participation portfolio were considered impaired as of September 30, 2017 and December 31, 2016. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 was $669,000 and $1.2 million, respectively.

The Corporation also previously sold residential real estate loans, servicing released, in the secondary market. No residential real estate loans were sold during the three months ended September 30, 2017 and $8.0 million were sold during the three months ended September 30, 2016. The total principal amount of residential real estate loans sold during the nine months ended September 30, 2017 and 2016 was $1.6 million and $15.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred have been derecognized in the unaudited Consolidated Financial Statements. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the unaudited Consolidated Financial Statements.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$147,603	$19,324	$8,690	$7,138	$182,755
Commercial real estate — non-owner occupied	438,874	19,769	1,117	1,826	461,586
Land development	37,659	795	275	2,770	41,499
Construction	109,102	773	431	5,354	115,660
Multi-family	125,080	—	—	—	125,080
1-4 family	29,051	7,824	1,233	2,065	40,173
Total commercial real estate	887,369	48,485	11,746	19,153	966,753
Commercial and industrial	348,179	26,605	58,470	13,969	447,223
Direct financing leases, net	26,854	305	1,709	—	28,868
Consumer and other:
Home equity and second mortgages	7,764	—	8	4	7,776
Other	17,066	—	—	381	17,447
Total consumer and other	24,830	—	8	385	25,223
Total gross loans and leases receivable	$1,287,232	$75,395	$71,933	$33,507	$1,468,067
Category as a % of total portfolio	87.68%	5.14%	4.90%	2.28%	100.00%

	December 31, 2016
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$142,704	$20,294	$11,174	$2,287	$176,459
Commercial real estate — non-owner occupied	447,895	20,933	2,721	1,609	473,158
Land development	52,082	823	293	3,440	56,638
Construction	93,510	3,154	1,624	2,918	101,206
Multi-family	87,418	1,937	3,407	—	92,762
1-4 family	38,504	3,144	1,431	2,572	45,651
Total commercial real estate	862,113	50,285	20,650	12,826	945,874
Commercial and industrial	348,201	42,949	46,675	12,473	450,298
Direct financing leases, net	29,351	1,600	—	—	30,951
Consumer and other:
Home equity and second mortgages	8,271	121	12	8	8,412
Other	15,714	—	11	604	16,329
Total consumer and other	23,985	121	23	612	24,741
Total gross loans and leases receivable	$1,263,650	$94,955	$67,348	$25,911	$1,451,864
Category as a % of total portfolio	87.04%	6.54%	4.64%	1.78%	100.00%

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
Utilizing regulatory classification terminology, the Corporation identified $36.7 million and $34.3 million of loans and leases as Substandard as of September 30, 2017 and December 31, 2016, respectively. The Corporation identified $5.1 million of loans and leases as Doubtful as of September 30, 2017. No loans and leases were considered Doubtful as of December 31, 2016. Additionally, no loans were considered Special Mention, or Loss as of either September 30, 2017 or December 31, 2016. The population of Substandard loans is a subset of Category III and Category IV loans.
The delinquency aging of the loan and lease portfolio by class of receivable as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current		Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$175,675		$175,675
Non-owner occupied	—	—	—	—	459,760		459,760
Land development	—	—	—	—	38,729		38,729
Construction	392	—	—	392	109,914		110,306
Multi-family	—	—	—	—	125,080		125,080
1-4 family	—	—	—	—	38,309		38,309
Commercial and industrial	2,257	470	—	2,727	430,539		433,266
Direct financing leases, net	—	—	—	—	28,868		28,868
Consumer and other:
Home equity and second mortgages	229	—	—	229	7,547		7,776
Other	—	—	—	—	17,066		17,066
Total	2,878	470	—	3,348	1,431,487		1,434,835
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	4,825	4,825	2,255		7,080
Non-owner occupied	—	—	1,791	1,791	35		1,826
Land development	—	—	—	—	2,770		2,770
Construction	—	—	5,353	5,353	1		5,354
Multi-family	—	—	—	—	—		—
1-4 family	529	10	1,041	1,580	284		1,864
Commercial and industrial	207	497	11,005	11,709	2,248		13,957
Direct financing leases, net	—	—	—	—	—		—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—		—
Other	—	—	358	358	23		381
Total	736	507	24,373	25,616	7,616	—	33,232
Total loans and leases
Commercial real estate:
Owner occupied	—	—	4,825	4,825	177,930		182,755
Non-owner occupied	—	—	1,791	1,791	459,795		461,586
Land development	—	—	—	—	41,499		41,499
Construction	392	—	5,353	5,745	109,915		115,660
Multi-family	—	—	—	—	125,080		125,080
1-4 family	529	10	1,041	1,580	38,593		40,173
Commercial and industrial	2,464	967	11,005	14,436	432,787		447,223
Direct financing leases, net	—	—	—	—	28,868		28,868
Consumer and other:
Home equity and second mortgages	229	—	—	229	7,547		7,776
Other	—	—	358	358	17,089		17,447
Total	$3,614	$977	$24,373	$28,964	$1,439,103		$1,468,067
Percent of portfolio	0.24%	0.07%	1.66%	1.97%	98.03%		100.00%

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$174,236	$174,236
Non-owner occupied	—	—	—	—	471,549	471,549
Land development	—	—	—	—	53,198	53,198
Construction	—	—	—	—	98,288	98,288
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	—	75	43,639	43,714
Commercial and industrial	55	468	—	523	437,312	437,835
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	—	—	—	—	15,725	15,725
Total	130	468	—	598	1,426,072	1,426,670
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	1,183	1,183	1,040	2,223
Non-owner occupied	—	—	—	—	1,609	1,609
Land development	—	—	—	—	3,440	3,440
Construction	2,482	—	436	2,918	—	2,918
Multi-family	—	—	—	—	—	—
1-4 family	—	—	1,240	1,240	697	1,937
Commercial and industrial	3,345	168	6,740	10,253	2,210	12,463
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	186	—	378	564	40	604
Total	6,013	168	9,977	16,158	9,036	25,194
Total loans and leases
Commercial real estate:
Owner occupied	—	—	1,183	1,183	175,276	176,459
Non-owner occupied	—	—	—	—	473,158	473,158
Land development	—	—	—	—	56,638	56,638
Construction	2,482	—	436	2,918	98,288	101,206
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	1,240	1,315	44,336	45,651
Commercial and industrial	3,400	636	6,740	10,776	439,522	450,298
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	186	—	378	564	15,765	16,329
Total	$6,143	$636	$9,977	$16,756	$1,435,108	$1,451,864
Percent of portfolio	0.42%	0.04%	0.69%	1.15%	98.85%	100.00%

The Corporation’s total impaired assets consisted of the following at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$7,080	$2,223
Commercial real estate — non-owner occupied	1,826	1,609
Land development	2,770	3,440
Construction	5,354	2,918
Multi-family	—	—
1-4 family	1,864	1,937
Total non-accrual commercial real estate	18,894	12,127
Commercial and industrial	13,957	12,463
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	381	604
Total non-accrual consumer and other loans	381	604
Total non-accrual loans and leases	33,232	25,194
Foreclosed properties, net	2,585	1,472
Total non-performing assets	35,817	26,666
Performing troubled debt restructurings	275	717
Total impaired assets	$36,092	$27,383

	September 30, 2017	December 31, 2016
Total non-accrual loans and leases to gross loans and leases	2.26%	1.74%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	2.44	1.83
Total non-performing assets to total assets	2.01	1.50
Allowance for loan and lease losses to gross loans and leases	1.36	1.44
Allowance for loan and lease losses to non-accrual loans and leases	59.95	83.00
As of September 30, 2017 and December 31, 2016, $10.9 million and $12.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of September 30, 2017.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017			As of December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	3	$1,065	$888	3	$1,065	$930
Commercial real estate — non-owner occupied	1	158	35	1	158	39
Land development	1	5,745	2,770	1	5,745	3,440
Construction	—	—	—	2	331	314
Multi-family	—	—	—	—	—	—
1-4 family	10	1,287	1,353	11	1,391	1,393
Commercial and industrial	11	8,944	5,759	10	8,094	7,058
Consumer and other:
Home equity and second mortgage	1	37	4	1	37	8
Other	2	2,094	359	1	2,076	378
Total	29	$19,330	$11,168	30	$18,897	$13,560

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of September 30, 2017 and December 31, 2016, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of September 30, 2017		As of December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Extension of term	—	$—	1	$8
Interest rate concession	1	49	1	52
Combination of extension of term and interest rate concession	14	4,997	16	6,056
Commercial and industrial:
Combination of extension of term and interest rate concession	11	5,759	10	7,058
Consumer and other:
Extension of term	1	342	1	378
Combination of extension of term and interest rate concession	2	21	1	8
Total	29	$11,168	30	$13,560

During the three months ended September 30, 2017, two commercial and industrial loans totaling $800,000 were modified to a troubled debt restructuring. During the nine months ended September 30, 2017, four commercial and industrial loans and one consumer loan totaling $4.4 million and $17,000, respectively, were modified to a troubled debt restructuring. No loans were modified to a troubled debt restructuring during the three and nine months ended September 30, 2016.

There were five loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2017.
The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$6,727	$6,727		$—	$4,898		$394		$—	$394
Non-owner occupied	1,826	1,866		—	1,932		99		—	99
Land development	2,770	5,441		—	3,218		65		—	65
Construction	2,482	2,482		—	611		208		—	208
Multi-family	—	—		—	1		—		—	—
1-4 family	2,065	2,319		—	2,387		69		—	69
Commercial and industrial	1,740	2,103		—	6,782		509		—	509
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	4	4		—	6		—		—	—
Other	358	1,025		—	397		45		—	45
Total	17,972	21,967		—	20,232		1,389		—	1,389
With impairment reserve recorded:
Commercial real estate:
Owner occupied	411	411		15	424		19		—	19
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	2,872	2,872	—	94	4,091	—	108	—	—	108
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	12,229	12,702		5,658	10,114		453		—	453
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	23	23		23	10		—		—	—
Total	15,535	16,008		5,790	14,639		580		—	580
Total:
Commercial real estate:
Owner occupied	7,138	7,138		15	5,322		413		—	413
Non-owner occupied	1,826	1,866		—	1,932		99		—	99
Land development	2,770	5,441		—	3,218		65		—	65
Construction	5,354	5,354		94	4,702		316		—	316
Multi-family	—	—		—	1		—		—	—
1-4 family	2,065	2,319		—	2,387		69		—	69
Commercial and industrial	13,969	14,805		5,658	16,896		962		—	962
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	4	4		—	6		—		—	—
Other	381	1,048		23	407		45		—	45
Grand total	$33,507	$37,975		$5,790	$34,871		$1,969		$—	$1,969

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,788	$1,788	$—	$3,577	$328	$118	$210
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	436	438	—	291	20	—	20
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,379	2,379	—	2,755	125	94	31
Commercial and industrial	1,307	1,307	—	709	79	62	17
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	378	1,044	—	510	71	—	71
Total	11,345	14,722	—	13,371	838	614	224
With impairment reserve recorded:
Commercial real estate:
Owner occupied	499	499	70	111	28	—	28
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,482	2,482	1,790	834	45	—	45
Multi-family	—	—	—	—	—	—	—
1-4 family	193	199	39	203	5	—	5
Commercial and industrial	11,166	11,166	3,700	8,448	701	—	701
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	226	226	—	19	—	—	—
Total	14,566	14,572	5,599	9,615	779	—	779
Total:
Commercial real estate:
Owner occupied	2,287	2,287	70	3,688	356	118	238
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	2,918	2,920	1,790	1,125	65	—	65
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,572	2,578	39	2,958	130	94	36
Commercial and industrial	12,473	12,473	3,700	9,157	780	62	718
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	604	1,270	—	529	71	—	71
Grand total	$25,911	$29,294	$5,599	$22,986	$1,617	$614	$1,003

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $4.5 million and $3.4 million as of September 30, 2017 and December 31, 2016, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $275,000 and $717,000 of loans as of September 30, 2017 and December 31, 2016, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$12,003	$9,090	$584	$21,677
Charge-offs	(8)	(3,217)	(5)	(3,230)
Recoveries	2	2	1	5
Net charge-offs	(6)	(3,215)	(4)	(3,225)
Provision for credit losses	(2,462)	3,968	(35)	1,471
Ending balance	$9,535	$9,843	$545	$19,923

	As of and for the Three Months Ended September 30, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$11,436	$6,017	$701	$18,154
Charge-offs	(259)	(1,396)	(1)	(1,656)
Recoveries	31	—	1	32
Net charge-offs	(228)	(1,396)	—	(1,624)
Provision for credit losses	1,607	2,051	(121)	3,537
Ending balance	$12,815	$6,672	$580	$20,067

	As of and for the Nine Months Ended September 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(126)	(6,978)	(92)	(7,196)
Recoveries	152	314	42	508
Net recoveries (charge-offs)	26	(6,664)	(50)	(6,688)
Provision for credit loss	(2,875)	8,537	37	5,699
Ending balance	$9,535	$9,843	$545	$19,923

	As of and for the Nine Months Ended September 30, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(1,194)	(2,048)	(8)	(3,250)
Recoveries	170	2	5	177
Net charge-offs	(1,024)	(2,046)	(3)	(3,073)
Provision for credit loss	2,619	4,331	(126)	6,824
Ending balance	$12,815	$6,672	$580	$20,067

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of September 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,426	$4,185	$522	$14,133
Individually evaluated for impairment	109	5,658	23	5,790
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$9,535	$9,843	$545	$19,923
Loans and lease receivables:
Collectively evaluated for impairment	$947,600	$462,122	$24,838	$1,434,560
Individually evaluated for impairment	18,535	13,962	385	32,882
Loans acquired with deteriorated credit quality	618	7	—	625
Total	$966,753	$476,091	$25,223	$1,468,067

	As of December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,485	$4,270	$558	$15,313
Individually evaluated for impairment	1,899	3,700	—	5,599
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$12,384	$7,970	$558	$20,912
Loans and lease receivables:
Collectively evaluated for impairment	$933,048	$468,776	$24,129	$1,425,953
Individually evaluated for impairment	11,222	12,452	612	24,286
Loans acquired with deteriorated credit quality	1,604	21	—	1,625
Total	$945,874	$481,249	$24,741	$1,451,864

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
Historic Rehabilitation Tax Credits
In 2015, the Corporation invested in a development entity through BOC, a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At September 30, 2017 and December 31, 2016, the net carrying value of the investment was $174,000.
In 2016, the Corporation also invested in a development entity through Mitchell Street, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Milwaukee, Wisconsin. At September 30, 2017 and December 31, 2016, the net carrying value of the investment was $563,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $5.5 million. The Corporation is also anticipating the sale of the state credits associated with the investment to a third party. No historic tax credits were received at September 30, 2017. The credits will be taken when the project is placed in service and are subject to a five-year recapture period.
In 2017, the Corporation also invested in a development entity through FBB Tax Credit, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Kenosha, Wisconsin. At September 30, 2017, the net carrying value of the investment was $417,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $2.1 million. The credits will be taken when the project is placed in service and are subject to a five-year recapture period.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At September 30, 2017 and December 31, 2016, Rimrock had one CDE investment with a net carrying value of $6.7 million and $7.1 million, respectively. The investment provides federal new market tax credits over a seven-year credit allowance period through 2020. The remaining federal new market tax credit to be utilized over a maximum of seven years was $1.5 million as of September 30, 2017. The Corporation’s use of the federal new market tax credit during the nine months ended September 30, 2017 and 2016 was $338,000 and $281,000, respectively.
Other Investments

The Corporation has an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $948,000 and $883,000 recorded as of September 30, 2017 and December 31, 2016, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.7 million and $3.1 million as of September 30, 2017 and December 31, 2016, respectively. The Corporation’s share of these partnerships’ income included in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016 was $236,000 and $708,000, respectively.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II, a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of September 30, 2017 and December 31, 2016 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets is as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)
Accrued interest receivable	$4,722	$4,677
Net deferred tax asset	5,543	4,052
Investment in historic development entities	1,154	737
Investment in a CDE	6,719	7,106
Investment in limited partnerships	4,607	3,963
Investment in Trust II	315	315
Fair value of interest rate swaps	1,380	352
Prepaid expenses	3,338	3,074
Other assets	4,450	4,331
Total accrued interest receivable and other assets	$32,228	$28,607

Note 7 — Deposits
The composition of deposits at September 30, 2017 and December 31, 2016 is shown below. Average balances represent year-to-date averages.

	September 30, 2017			December 31, 2016
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$253,320	$228,231	—%	$252,638	$246,182	—%
Interest-bearing transaction accounts	251,355	221,526	0.53	183,992	169,571	0.27
Money market accounts	527,705	601,455	0.45	627,090	642,784	0.48
Certificates of deposit	58,144	55,888	0.98	58,454	65,608	0.90
Wholesale deposits	333,200	374,083	1.68	416,681	467,826	1.62
Total deposits	$1,423,724	$1,481,183	0.72	$1,538,855	$1,591,971	0.74

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at September 30, 2017 and December 31, 2016 is shown below. Average balances represent year-to-date averages.

	September 30, 2017			December 31, 2016
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$88	1.21%	$—	$178	0.92%
FHLB advances	143,500	83,987	1.24	33,578	14,485	0.97
Line of credit	10	435	3.63	1,010	2,079	3.26
Other borrowings(1)	675	1,432	15.37	2,590	1,739	7.64
Subordinated notes payable	23,699	22,978	7.04	22,498	22,467	7.13
Junior subordinated notes	10,015	10,009	11.08	10,004	9,997	11.07
	$177,899	$118,929	3.38	$69,680	$50,945	6.03

Short-term borrowings	$54,510			$20,588
Long-term borrowings	123,389			49,092
	$177,899			$69,680

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

As of September 30, 2017 and December 31, 2016, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2017, the Corporation pays a commitment fee on this line of credit. During both the nine months ended September 30, 2017 and 2016, the Corporation incurred interest expense due to this fee of $10,000.

Note 9 — Commitments and Contingencies
In the ordinary course of business, the Corporation sells the guaranteed portion of SBA loans, as well as participation interests in other originated loans, to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portion of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $2.7 million at September 30, 2017, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets. During the nine months ended September 30, 2017, a $2.1 million recourse provision was recorded.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Nine Months Ended September 30, 2017	As of and for the Year Ended December 31, 2016
	(In Thousands)
Balance at the beginning of the period	$1,750	$—
SBA recourse provision	2,095	2,068
Charge-offs, net	(1,141)	(318)
Balance at the end of the period	$2,704	$1,750
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$3,807	$—	$3,807
Municipal obligations	—	9,332	—	9,332
Collateralized mortgage obligations - government issued	—	22,902	—	22,902
Collateralized mortgage obligations - government-sponsored enterprises	—	95,089	—	95,089
Interest rate swaps	—	1,380	—	1,380
Liabilities:
Interest rate swaps	—	1,380	—	1,380

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. Government agency obligations - government-sponsored enterprises	$—	$6,295	$—	$6,295
Municipal obligations	—	8,156	—	8,156
Asset backed securities	—	1,081	—	1,081
Collateralized mortgage obligations - government issued	—	31,213	—	31,213
Collateralized mortgage obligations - government-sponsored enterprises	—	99,148	—	99,148
Interest rate swaps	—	352	—	352
Liabilities:
Interest rate swaps	—	352	—	352

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the nine months ended September 30, 2017 or the year ended December 31, 2016 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$7,637	$8,661	$16,298
Foreclosed properties	—	1,472	—	1,472

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$12,268	$1,097	$13,365
Foreclosed properties	—	1,472	—	1,472

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $16.3 million and $13.4 million at September 30, 2017 and December 31, 2016, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 13% - 90% as of the measurement date of September 30, 2017. The weighted average of those unobservable inputs was 20%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$73,196	$73,218	$56,487	$16,731	$—
Securities available-for-sale	131,130	131,130	—	131,130	—
Securities held-to-maturity	38,873	39,274	—	39,274	—
Loans held for sale	—	—	—	—	—
Loans and lease receivables, net	1,446,790	1,427,071	—	7,637	1,419,434
Bank-owned life insurance	39,988	39,988	39,988	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	5,083	5,083	—	—	5,083
Accrued interest receivable	4,722	4,722	4,722	—	—
Interest rate swaps	1,380	1,380	—	1,380	—
Financial liabilities:
Deposits	1,423,724	1,424,275	1,032,379	391,896	—
Federal Home Loan Bank advances and other borrowings	167,884	152,391	—	152,391	—
Junior subordinated notes	10,015	8,829	—	—	8,829
Accrued interest payable	2,317	2,317	2,317	—	—
Interest rate swaps	1,380	1,380	—	1,380	—
Off-balance-sheet items:
Standby letters of credit	86	86	—	—	86

	December 31, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$77,517	$77,517	$55,622	$21,895	$—
Securities available-for-sale	145,893	145,893	—	145,893	—
Securities held-to-maturity	38,612	38,520	—	38,520	—
Loans held for sale	1,111	1,222	—	1,222	—
Loans and lease receivables, net	1,429,763	1,447,044	—	12,268	1,434,776
Bank-owned life insurance	39,048	39,048	—	39,048	—
Federal Home Loan Bank and Federal Reserve Bank stock	2,131	2,131	—	2,131	—
Accrued interest receivable	4,677	4,677	4,677	—	—
Interest rate swaps	352	352	—	352	—
Financial liabilities:
Deposits	1,538,855	1,539,413	1,063,720	475,693	—
Federal Home Loan Bank advances and other borrowings	59,676	60,893	—	60,893	—
Junior subordinated notes	10,004	9,072	—	—	9,072
Accrued interest payable	1,765	1,765	1,765	—	—
Interest rate swaps	352	352	—	352	—
Off-balance-sheet items:
Standby letters of credit	58	58	—	—	58
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
Cash and Cash Equivalents: The carrying amount reported for cash and due from banks and interest-bearing deposits held by the Corporation approximates fair value because of its immediate availability and because it does not present unanticipated credit concerns. As of September 30, 2017 and December 31, 2016, the Corporation held $13.4 million and $20.3 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 2 input due to the lack of available independent pricing sources. The carrying value of brokered certificates of deposit purchased approximates the fair value for these instruments. The fair value of brokered certificates of deposits purchased is based on the discounted value of contractual cash flows using a discount rate reflective of rates currently offered for deposits of similar remaining maturities. As of both September 30, 2017 and December 31, 2016, the Corporation held $3.3 million and $1.6 million of brokered certificates of deposits, respectively.

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
Federal Home Loan Bank and Federal Reserve Bank Stock: The carrying amount of FHLB and Federal Reserve Bank (“FRB”) stock equals its fair value because the shares may be redeemed by the FHLB and the FRB at their carrying amount of $100 per share.
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
At September 30, 2017, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $52.3 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between September 2018 and March 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheets as a derivative asset of $1.4 million, included in accrued interest receivable and other assets as of September 30, 2017. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of September 30, 2017, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis on the unaudited Consolidated Balance Sheets.
At September 30, 2017, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $52.3 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in September 2018 through March 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the unaudited Consolidated Balance Sheets as a net derivative liability of $1.4 million. The value of these swaps was included in accrued interest payable and other liabilities as of September 30, 2017. The gross amount of dealer counterparty swaps was also $1.4 million as no right of offset existed with the dealer counterparty swaps as of September 30, 2017.
The table below provides information about the balance sheet location and fair value of the Corporation’s derivative instruments as of September 30, 2017 and December 31, 2016.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2017	Accrued interest receivable and other assets	$1,380	Accrued interest payable and other liabilities	$1,380
December 31, 2016	Accrued interest receivable and other assets	$352	Accrued interest payable and other liabilities	$352

No derivative instruments held by the Corporation for the nine months ended September 30, 2017 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the nine months ended September 30, 2017 and 2016 had an insignificant impact on the unaudited Consolidated Statements of Income.

Note 12 — Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and the State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation regularly reviews and updates when appropriate its Capital and Liquidity Action Plan, which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2017, both the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules.
The following table summarizes both the Corporation’s and Bank’s capital ratios and the ratios required by their federal regulators at September 30, 2017:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2017
Total capital (to risk-weighted assets)
Consolidated	$209,495	11.91%	$140,737	8.00%	$162,727	9.25%	N/A	N/A
First Business Bank	205,877	11.75	140,132	8.00	162,027	9.25	$175,164	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$165,873	9.43%	$105,553	6.00%	$127,543	7.25%	N/A	N/A
First Business Bank	185,954	10.62	105,099	6.00	126,994	7.25	$140,132	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$155,858	8.86%	$79,164	4.50%	$101,155	5.75%	N/A	N/A
First Business Bank	185,954	10.62	78,824	4.50	100,720	5.75	$113,857	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$165,873	9.39%	$70,654	4.00%	$70,654	4.00%	N/A	N/A
First Business Bank	185,954	10.56	70,409	4.00	70,409	4.00	$88,011	5.00%

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
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the “Corporation,” “we,” “us,” “our,” or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB” or the “Bank” refers to our subsidiary, First Business Bank.
Forward-Looking Statements
This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect First Business’s current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portion of SBA loans.
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
Results for the three and nine months ended September 30, 2017 include:

•	Total assets increased to $1.786 billion as of September 30, 2017 compared to $1.781 billion as of December 31, 2016.

•
Net income for the three months ended September 30, 2017 was $2.6 million compared to net income of $2.7 million for the three months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $7.9 million compared to net income of $10.9 million for the nine months ended September 30, 2016.

•
Diluted earnings per common share for the three months ended September 30, 2017 were $0.30 compared to diluted earnings per common share of $0.31 for the three months ended September 30, 2016. Diluted earnings per common share for the nine months ended September 30, 2017 were $0.90 compared to diluted earnings per common share of $1.26 for the nine months ended September 30, 2016.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 0.58% and 6.22%, respectively, for the three month period ended September 30, 2017, compared to 0.59% and 6.69%, respectively, for the same time period in 2016. ROAA and ROAE were 0.59% and 6.36%, respectively, for the nine month period ended September 30, 2017 compared to 0.80% and 9.26%, respectively, for the same time period in 2016.

•
Trust and investment services fee income increased 21.2% to $1.7 million for the three months ended September 30, 2017 compared to $1.4 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, trust and investment services fee income increased 23.8% to $4.9 million compared to $4.0 million for the nine months ended September 30, 2016.

•
Top line revenue, the sum of net interest income and non-interest income, increased 1.5% to $19.2 million for the three months ended September 30, 2017 compared to $18.9 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, top line revenue decreased 3.7% to $58.4 million compared to $60.6 million for the nine months ended September 30, 2016.

•
Net interest margin increased two basis points to 3.52% for the three months ended September 30, 2017 compared to 3.50% for the three months ended September 30, 2016. Net interest margin was 3.56% for both the nine months ended September 30, 2017 and nine months ended September 30, 2016.

•
Efficiency ratio was 66.56% for the three months ended September 30, 2017, compared to 63.63% for the three months ended September 30, 2016. For the nine months ended September 30, 2017 our efficiency ratio was 67.55% compared to 62.35% for the same time period in 2016.

•
Provision for loan and lease losses was $1.5 million for the three months ended September 30, 2017 compared to $3.5 million for the same period in the prior year. Provision for loan and lease losses was $5.7 million for the nine months ended September 30, 2017 compared to $6.8 million for the same time period in 2016.

•
SBA recourse provision was $1.3 million for the three months ended September 30, 2017, compared to $375,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, SBA recourse provision was $2.1 million compared to $449,000 for the nine months ended September 30, 2016.

•
Net charge-offs of $3.2 million represented an annualized 0.88% of average loans and leases for the three months ended September 30, 2017 compared to annualized net charge-offs of 0.44% for the three months ended September 30, 2016. Net charge-offs of $6.7 million represented an annualized 0.61% of average loans and leases for the nine months ended September 30, 2017 compared to annualized net charge-offs of 0.28% for the nine months ended September 30, 2016.

•	Gross loans and leases receivable increased $16.0 million to $1.467 billion at September 30, 2017 from $1.451 billion at December 31, 2016.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.36% at September 30, 2017 compared to 1.44% at December 31, 2016.

•	Non-performing assets as a percentage of total assets was 2.01% at September 30, 2017 compared to 1.50% at December 31, 2016.

•	Non-accrual loans increased by $8.0 million, or 31.9%, to $33.2 million at September 30, 2017 from $25.2 million at December 31, 2016.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue.
For the three months ended September 30, 2017, top line revenue increased 1.5% compared to the same period in the prior year primarily due to an increase in trust and investment fee income, swap fee income and gains from the sale of SBA loans. This increase was partially offset by a shift in the mix of loan originations toward lower-yielding conventional commercial loans, alongside runoff in the Company’s higher-yielding specialty lending portfolios.
For the nine months ended September 30, 2017, top line revenue decreased 3.7% compared to the same period in the prior year primarily due to the anticipated decline in the gain on sale of SBA loans based on management’s third quarter 2016 decision to rebuild the SBA platform, as well as from a shift in the mix of loan originations toward lower-yielding conventional commercial loans in recent quarters. These 2017 revenue headwinds were partially offset by increased trust and investment services fee income, an increase in swap fee income and a decrease in interest expense guided by successful efforts to manage various in-market deposit rates and utilize an efficient mix of wholesale funding sources.
Top line revenue has also benefited moderately in 2017 from increased rates on certain variable-rate loans following the Federal Open Market Committee’s (“FOMC”) decision to raise the targeted federal funds rate in December 2016, March 2017 and June 2017.
The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in Thousands)
Net interest income	$14,883	$15,295	(2.7)%	$45,250	$46,575	(2.8)%
Non-interest income	4,339	3,640	19.2	13,140	14,057	(6.5)
Total top line revenue	$19,222	$18,935	1.5	$58,390	$60,632	(3.7)

Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended September 30, 2017 decreased to 0.58% compared to 0.59% for the three months ended September 30, 2016. During the third quarter of 2016, in accordance with the applicable accounting guidance, the Corporation recognized $3.2 million in nonrecurring tax credit investment impairment expense, which corresponded with the $3.6 million in historic tax credits recognized during the quarter, providing a net benefit to after-tax earnings of $430,000. Excluding the impairment impact of tax credit investments, third quarter 2016 ROAA was 0.49%. The increase in ROAA for the three months ended September 30, 2017 was primarily due to a decrease in provision for loan and lease losses combined with an increase in trust and investment fee income, swap fee income and gains from the sale of SBA loans. This improvement in profitability was partially offset by an increase in SBA recourse provision. ROAA for the nine months ended September 30, 2017 decreased to 0.59% compared to 0.80% for the nine months ended September 30, 2016. Excluding the impairment impact of tax credit investments, ROAA for the nine months ended September 30, 2016 was 0.77%. The decline in ROAA for the nine months ended September 30, 2017 was primarily due to management’s strategic decision during the third quarter of 2016 to temporarily slow SBA production in order to accommodate significant investment in both SBA personnel and infrastructure, combined with an increase in SBA recourse provision, partially offset by a decrease in provision for loan and lease losses. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended September 30, 2017 was 6.22% compared to 6.69% for the three months ended September 30, 2016. Excluding the aforementioned impairment impact of tax credit investments, third quarter 2016 ROAE was 5.61%. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA for the three months ended September 30, 2017. ROAE for the nine months ended September 30, 2017 was 6.36% compared to 9.26% for the nine months ended September 30, 2016. Excluding the impairment impact of tax credit investments, ROAE for the nine months ended September 30, 2016 was 8.90%. The reasons for the decline in ROAE are consistent with the explanations discussed above with respect to ROAA for the nine months ended September 30, 2017. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and seeking to minimize our credit costs.
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
The efficiency ratio was 66.56% and 67.55% for the three and nine months ended September 30, 2017, respectively, compared to 63.63% and 62.35% for the three and nine months ended September 30, 2016, respectively. Despite this reported reduction in operating efficiency in both periods of comparison, we believe we continue to progress towards enhancing the Corporation’s long-term efficiency ratio, building on the strategic changes we have made to date and laying the foundation to generate sustainable and high-quality revenue growth. After significant investment in 2016 and 2017, we believe we now have a high-quality SBA infrastructure, with the people and processes in place to resume production in the quarters and years ahead as we begin to enhance our SBA sales presence. At the same time, we expect our recently completed charter consolidation and impending core system conversion to create capacity within our existing workforce to accommodate future growth in a highly efficient manner. We believe these strategic initiatives will act as a catalyst for earnings growth in 2018 and beyond. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back within the Corporation’s long-term operating goal of 58-62%.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$14,231	$15,753	$(1,522)	(9.7)%	$42,012	$41,910	$102	0.2%
Less:
Net loss on foreclosed properties	—	—	—	NM	—	93	(93)	(100.0)
Amortization of other intangible assets	14	16	(2)	(12.5)	41	48	(7)	(14.6)
SBA recourse provision	1,315	375	940	250.7	2,095	449	1,646	366.6
Impairment of tax credit investments	112	3,314	(3,202)	(96.6)	338	3,520	(3,182)	(90.4)
Deconversion fees	—	—	—	NM	101	—	101	NM
Total adjusted operating expense	$12,790	$12,048	$742	6.2	$39,437	$37,800	$1,637	4.3
Net interest income	$14,883	$15,295	$(412)	(2.7)	$45,250	$46,575	(1,325)	(2.8)
Total non-interest income	4,339	3,640	699	19.2	13,140	14,057	(917)	(6.5)
Less:
Gain on sale of securities	5	—	5	NM	6	7	(1)	(14.3)
Total operating revenue	$19,217	$18,935	$282	1.5	$58,384	$60,625	$(2,241)	(3.7)
Efficiency ratio	66.56%	63.63%			67.55%	62.35%
NM = Not meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2017 Compared to 2016			2017 Compared to 2016
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$45	$221	$266	$(1,283)	$777	$(506)
Commercial and industrial loans(1)	(309)	(155)	(464)	(290)	(679)	(969)
Direct financing leases	(20)	(18)	(38)	(56)	(51)	(107)
Consumer and other loans	(135)	41	(94)	(161)	75	(86)
Total loans and leases receivable	(419)	89	(330)	(1,790)	122	(1,668)
Mortgage-related securities	99	(53)	46	183	(59)	124
Other investment securities	19	8	27	38	61	99
FHLB and FRB Stock	(40)	44	4	(15)	27	12
Short-term investments	118	(129)	(11)	292	(349)	(57)
Total net change in income on interest-earning assets	(223)	(41)	(264)	(1,292)	(198)	(1,490)
Interest-bearing liabilities
Transaction accounts	207	44	251	490	122	612
Money market accounts	(6)	(52)	(58)	(256)	(178)	(434)
Certificates of deposit	13	(15)	(2)	51	(81)	(30)
Wholesale deposits	148	(501)	(353)	234	(1,303)	(1,069)
Total deposits	362	(524)	(162)	519	(1,440)	(921)
FHLB advances	(7)	340	333	18	698	716
Other borrowings	(14)	(10)	(24)	152	(108)	44
Junior subordinated notes	1	—	1	5	(8)	(3)
Total net change in expense on interest-bearing liabilities	342	(194)	148	694	(858)	(164)
Net change in net interest income	$(565)	$153	$(412)	$(1,986)	$660	$(1,326)

(1)	Includes loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2017 and 2016. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate(5)	Average Balance	Interest	Average Yield/Rate(5)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$966,711	$10,922	4.52%	$947,167	$10,656	4.50%
Commercial and industrial loans(1)	448,955	6,187	5.51	459,871	6,651	5.79
Direct financing leases(1)	28,648	303	4.23	30,231	341	4.51
Consumer and other loans(1)	26,577	274	4.12	23,662	368	6.22
Total loans and leases receivable(1)	1,470,891	17,686	4.81	1,460,931	18,016	4.93
Mortgage-related securities(2)	136,330	613	1.80	149,414	567	1.52
Other investment securities(3)	36,106	158	1.75	34,042	131	1.54
FHLB and FRB stock	3,949	25	2.53	2,163	21	3.88
Short-term investments	44,478	152	1.37	103,549	163	0.63
Total interest-earning assets	1,691,754	18,634	4.41	1,750,099	18,898	4.32
Non-interest-earning assets	85,768			67,884
Total assets	$1,777,522			$1,817,983
Interest-bearing liabilities
Transaction accounts	$240,035	364	0.61	$182,743	113	0.25
Money market accounts	588,811	700	0.48	632,415	758	0.48
Certificates of deposit	57,716	150	1.04	63,581	152	0.96
Wholesale deposits	346,641	1,494	1.72	465,273	1,847	1.59
Total interest-bearing deposits	1,233,203	2,708	0.88	1,344,012	2,870	0.85
FHLB advances	103,401	351	1.36	4,991	18	1.44
Other borrowings(4)	24,400	411	6.74	24,976	435	6.97
Junior subordinated notes	10,013	281	11.23	9,998	280	11.20
Total interest-bearing liabilities	1,371,017	3,751	1.09	1,383,977	3,603	1.04
Non-interest-bearing demand deposit accounts	224,961			263,627
Other non-interest-bearing liabilities	15,376			11,098
Total liabilities	1,611,354			1,658,702
Stockholders’ equity	166,168			159,281
Total liabilities and stockholders’ equity	$1,777,522			$1,817,983
Net interest income		$14,883			$15,295
Interest rate spread			3.32%			3.28%
Net interest-earning assets	$320,737			$366,122
Net interest margin			3.52%			3.50%
Average interest-earning assets to average interest-bearing liabilities	123.39%			126.45%
Return on average assets(5)	0.58			0.59
Return on average equity(5)	6.22			6.69
Average equity to average assets	9.35			8.76
Non-interest expense to average assets(5)	3.20			3.47

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

(5)	Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/Rate(5)	Average Balance	Interest	Average Yield/Rate(5)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$957,408	$31,861	4.44%	$934,615	$32,366	4.62%
Commercial and industrial loans(1)	451,352	19,863	5.87	466,729	20,833	5.95
Direct financing leases(1)	29,161	932	4.26	30,683	1,039	4.51
Consumer and other loans(1)	27,780	837	4.02	25,581	923	4.81
Total loans and leases receivable(1)	1,465,701	53,493	4.87	1,457,608	55,161	5.04
Mortgage-related securities(2)	140,705	1,845	1.75	145,599	1,721	1.58
Other investment securities(3)	37,466	480	1.71	32,518	381	1.56
FHLB and FRB stock	3,779	73	2.58	2,482	61	3.28
Short-term investments	48,375	415	1.14	107,369	472	0.59
Total interest-earning assets	1,696,026	56,306	4.43	1,745,576	57,796	4.41
Non-interest-earning assets	82,628			75,969
Total assets	$1,778,654			$1,821,545
Interest-bearing liabilities
Transaction accounts	$221,526	885	0.53	$164,278	273	0.22
Money market accounts	601,455	2,019	0.45	650,864	2,453	0.50
Certificates of deposit	55,888	415	0.99	67,440	446	0.88
Wholesale deposits	374,083	4,720	1.68	478,038	5,789	1.61
Total interest-bearing deposits	1,252,952	8,039	0.86	1,360,620	8,961	0.88
FHLB advances	83,987	784	1.24	8,941	68	1.01
Other borrowings(4)	24,933	1,401	7.49	26,982	1,357	6.71
Junior subordinated notes	10,009	832	11.08	10,101	835	11.02
Total interest-bearing liabilities	1,371,881	11,056	1.07	1,406,644	11,221	1.06
Non-interest-bearing demand deposit accounts	228,231			246,238
Other non-interest-bearing liabilities	13,726			11,126
Total liabilities	1,613,838			1,664,008
Stockholders’ equity	164,816			157,537
Total liabilities and stockholders’ equity	$1,778,654			$1,821,545
Net interest income		$45,250			$46,575
Interest rate spread			3.36%			3.35%
Net interest-earning assets	$324,145			$338,932
Net interest margin			3.56%			3.56%
Average interest-earning assets to average interest-bearing liabilities	123.63%			124.10%
Return on average assets(5)	0.59			0.80
Return on average equity(5)	6.36			9.26
Average equity to average assets	9.27			8.65
Non-interest expense to average assets(5)	3.15			3.07

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

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2017 and 2016

Net interest income decreased $412,000, or 2.7%, and $1.3 million, or 2.8%, during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. In both periods of comparison, the decrease in net interest income was primarily attributable to a decrease in the yield on average total loans and leases receivable resulting from a decrease in loan prepayment fees and interest income collected on loans previously in non-accrual status, combined with a shift in the mix of loan originations toward lower-yielding conventional commercial loans. The decrease was partially offset by increased rates on certain variable-rate loans following the FOMC’s decision to raise the targeted federal funds rate in December 2016, March 2017 and June 2017 and successful efforts to manage various in-market deposit rates and utilize an efficient mix of wholesale funding sources.
The yield on average earning assets for the three months ended September 30, 2017 increased nine basis points to 4.41%, compared to 4.32% for the three months ended September 30, 2016. The increase was principally due to a $68.6 million year-over-year decrease in average cash held at the Federal Reserve, a higher yielding securities portfolio and increased rates on certain variable-rate loans following the FOMC’s decision to raise the targeted federal funds rate in December 2016, March 2017 and June 2017. The decrease in average cash held at the Federal Reserve was primarily due to growth in our loan and lease portfolio combined with a purposeful net reduction in wholesale funding sources. The increase in the yield on average earning assets was partially offset by a decrease in loan prepayment fees and interest income collected on loans previously in non-accrual status, combined with a shift in the mix of loan originations toward lower-yielding conventional commercial loans and a year-over-year increase in average non-accrual loans.
The yield on average earning assets for the nine months ended September 30, 2017 increased two basis points to 4.43%, compared to 4.41% for the nine months ended September 30, 2016. The reasons for the increase are consistent with the explanations discussed above with respect to yield on average earning assets for the three months ended September 30, 2017.
The weighted average rate paid on our interest-bearing deposits for the three months ended September 30, 2017 increased three basis points to 0.88%, compared to 0.85% for the three months ended September 30, 2016. The moderate rate increase is primarily attributable to a shift in our in-market deposit funding base as average transaction account balances increased $57.3 million to $240.0 million with a weighted average rate paid of 0.61%, while average money market account balances decreased $43.6 million to $588.8 million with a weighted average rate paid of 0.48%. The increase in transaction account balances is related to successful efforts in attracting stable in-market deposits from municipality relationships throughout our markets, more than offsetting the decrease in money market account balances which was driven by pricing discipline. Despite the resulting increase in weighted average rate paid due to the change in in-market deposit mix, the increase in transaction account balances at markets rates has reduced our need to fully replenish the Bank’s wholesale funding sources as wholesale deposits are purposefully runoff in favor of the currently more cost effective Federal Home Loan Bank (“FHLB”) advances.
The weighted average rate paid on our interest-bearing deposits for the nine months ended September 30, 2017 decreased two basis points to 0.86%, compared to 0.88% for the nine months ended September 30, 2016. The decrease was primarily attributable to a positive interest-bearing deposit mix change, as average in-market deposit accounts decreased only $3.7 million for the nine months ended September 30, 2017, while average higher-rate wholesale deposits decreased $104.0 million during the same period.
The rising rate environment has resulted in modest increases in deposit pricing as necessary to serve the Company’s client relationships. Management believes a modest increase in average total interest-bearing deposit costs may continue as the Company looks to effectively manage deposit relationships amid intense competition and continued expectation of a rising rate environment.
The overall weighted average rate paid on interest-bearing liabilities was 1.09% and 1.07% for the three and nine months ended September 30, 2017, compared to 1.04% and 1.06% for the three and nine months ended September 30, 2016. The primary reason for only a moderate increase in rate paid, despite a rising rate environment, was a favorable change in the Corporation’s wholesale funding mix as fixed rate maturing wholesale deposits with longer original maturity terms were replaced with fixed rate FHLB advances at lower rates. In addition, the weighted average rate paid on interest-bearing liabilities continued to benefit from a relatively stable level of in-market interest-bearing deposits, on average. Consistent with the Corporation’s longstanding funding strategy to use the most efficient and cost effective source of wholesale funds, management will continue to replace maturing wholesale deposits with fixed rate FHLB advances at various maturity terms commensurate with the Bank’s funding needs. Average FHLB advances for the three and nine months ended September 30, 2017 increased $98.4 million and $75.0 million to $103.4 million and $84.0 million at a weighted average rate paid of 1.36% and 1.24%, respectively. As of September 30, 2017, the weighted average original maturity of our FHLB term advances was 2.3 years.

We expect to continue to effectively manage the Corporation’s liability structure in both term and rate to deliver a stable net interest margin within our target range. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - were $1.112 billion and $1.107 billion for the three and nine months ended September 30, 2017, compared to $1.142 billion and $1.129 billion for the three and nine months ended September 30, 2016.
Net interest margin increased two basis points to 3.52% for the three months ended September 30, 2017, compared to 3.50% for the three months ended September 30, 2016 primarily due to a positive change in earning asset mix. Average total loans and leases receivable represented 83% of total average assets for the three months ended September 30, 2017, compared to 80% for the same period in 2016 which benefited net interest margin by eight basis points. This was offset by an eight basis point decrease attributable to the increase in FHLB term advances during the period of comparison. In addition, the Corporation’s ability to manage in-market deposit rates during a rising rate environment while also allowing higher-rate wholesale deposits to runoff, positively affected net interest margin by approximately two basis points. Replacing wholesale deposits with FHLB advances is consistent with our funding philosophy to utilize the most efficient and cost effective sources of wholesale funds and is expected to lower our FDIC assessment rate in future periods. Net interest margin for the nine months ended September 30, 2017 and 2016 was 3.56%.
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
We recorded provision expense of $1.5 million and $5.7 million for the three and nine months ended September 30, 2017, respectively, compared to $3.5 million and $6.8 million for the same time periods in 2016. Provision for the nine months ended September 30, 2017 reflected $4.6 million of estimated losses related to the previously disclosed $6.7 million Wisconsin-based commercial and industrial impaired loan. Management continues to pursue all potential repayment sources related to this credit. The provision for the nine months ended September 30, 2017 also reflected $5.0 million in charge-offs related to the Corporation’s remaining energy sector exposure, which was partially offset by a $2.3 million specific reserve related to this credit as of December 31, 2016. These increases were also partially offset by the reversal of a $1.8 million specific reserve based on the full repayment of a previously disclosed impaired construction loan originated in our Kansas City market. The payoff proceeds were received in October 2017, which will reduce non-performing loans by $2.5 million in the fourth quarter of 2017.
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

Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2017 and 2016
Non-Interest Income
Non-interest income consists primarily of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits and loan fee income. For the three months ended September 30, 2017 non-interest income increased by $699,000, or 19.2%, to $4.3 million from $3.6 million for the same period in 2016. For the nine months ended September 30, 2017 non-interest income decreased by $917,000, or 6.5%, to $13.1 million from $14.1 million for the same period in 2016.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 22.6% and 22.5% of our total revenues for the three and nine months ended September 30, 2017, compared to 19.2% and 23.2% for the three and nine months ended September 30, 2016. Management believes the expected steady and gradual expansion of our rebuilt SBA lending program will drive our fee income ratio towards our current strategic target of 25.0%.
The components of non-interest income were as follows for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In Thousands)
Trust and investment services fee income	$1,653	$1,364	$289	21.2%	4,930	3,981	$949	23.8%
Gain on sale of SBA loans	606	347	259	74.6	1,501	3,854	(2,353)	(61.1)
Gain on sale of residential mortgage loans	—	198	(198)	(100.0)	26	540	(514)	(95.2)
Service charges on deposits	756	772	(16)	(2.1)	2,287	2,247	40	1.8
Loan fees	391	506	(115)	(22.7)	1,525	1,791	(266)	(14.9)
Increase in cash surrender value of bank-owned life insurance	314	244	70	28.7	940	730	210	28.8
Other non-interest income	619	209	410	196.2	1,931	914	1,017	111.3
Total non-interest income	$4,339	$3,640	$699	19.2	$13,140	$14,057	$(917)	(6.5)
Fee income ratio(1)	22.6%	19.2%			22.5%	23.2%
(1) Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
The decrease in total non-interest income for the nine months ended September 30, 2017 primarily reflected lower gains from SBA and residential mortgage loans sales stemming from the Corporation’s decision to rebuild its SBA platform and to exit the residential mortgage loan origination business. The decrease was partially offset by record trust and investment services fee income, an increase in loan swap fee income and an increase in bank-owned life insurance (“BOLI”) fee income driven by a $9.8 million purchase of additional BOLI in December 2016.
Trust and investment services fee income increased by $289,000, or 21.2%, and $949,000, or 23.8%, to a record $1.7 million and $4.9 million for the three and nine months ended September 30, 2017, respectively, compared to $1.4 million and $4.0 million for the three and nine months ended September 30, 2016. This increase was driven by growth in assets under management and administration attributable to both increased equity market values and new client relationships. At September 30, 2017, there were a record $1.240 billion of trust assets under management compared to $977.0 million at December 31, 2016 and $935.6 million at September 30, 2016. Assets under administration were $176.5 million at September 30, 2017 compared to $227.4 million at December 31, 2016 and $231.8 million at September 30, 2016. The decrease in assets under administration reflected the transfer of client assets from assets under administration to assets under management. The retirement plan services industry is undergoing a migration from advised services to fiduciary services. Consequently, during the first quarter of 2017, one large and several smaller retirement plans changed their service model, which resulted in assets moving to full fiduciary status. We anticipate there will be similar migration of additional assets because of this trend in the future.

Gains on sale of SBA loans for the three and nine months ended September 30, 2017 totaled $606,000 and $1.5 million, respectively, an increase of $259,000, or 74.6%, compared to the three months ended September 30, 2016 and a decrease of $2.4 million, or 61.1%, compared to the nine months ended September 30, 2016. In order to meet market demand and drive high-quality growth, we continue to ensure current and future SBA loan production is achieved in a sustainable manner. In 2018, we anticipate production to continue to grow at a moderate pace in tandem with the steady and gradual expansion of our rebuilt SBA lending program.
Loan fees for the three and nine months ended September 30, 2017 totaled $391,000 and $1.5 million, respectively, a decrease of $115,000, or 22.7%, and $266,000, or 14.9%, from the same periods in 2016. The decrease in loan fees was primarily attributable to a decrease in fees commensurate with a decrease in both SBA and asset-based lending production, specifically the fee income generated from packaging SBA loans and asset-based lending audit fee income.
Other non-interest income for the three and nine months ended September 30, 2017 totaled $619,000 and $1.9 million, respectively, an increase of $410,000, or 196.2%, and $1.0 million, or 111.3%, from the same periods in 2016. During the three and nine months ended September 30, 2017, the Corporation originated commercial real estate loans in which the Corporation offered the client a floating rate and interest rate swap and then offset the client swap with a counter-party dealer. The execution of these transactions generated $418,000 and $866,000 in swap fee income for the three and nine months ended September 30, 2017, respectively, compared to no swap fee income for the three months ended September 30, 2016 and $21,000 for the nine months ended September 30, 2016. We believe due to the market’s assumption of a rising interest rate environment throughout 2017 and into 2018, we could see additional loan demand for these types of relationship-based opportunities.
Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2017 and 2016
Non-Interest Expense
The components of non-interest expense were as follows for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in Thousands)
Compensation	$7,645	$7,637	$8	0.1%	$24,710	$24,454	$256	1.0%
Occupancy	527	530	(3)	(0.6)	1,521	1,538	(17)	(1.1)
Professional fees	995	1,065	(70)	(6.6)	3,046	2,888	158	5.5
Data processing	592	623	(31)	(5.0)	1,810	1,971	(161)	(8.2)
Marketing	594	528	66	12.5	1,546	1,710	(164)	(9.6)
Equipment	285	292	(7)	(2.4)	868	913	(45)	(4.9)
Computer software	715	539	176	32.7	2,037	1,607	430	26.8
FDIC insurance	320	444	(124)	(27.9)	1,081	989	92	9.3
Collateral liquidation costs	371	89	282	316.9	556	204	352	172.5
Net loss on foreclosed properties	—	—	—	NM	—	93	(93)	(100.0)
Impairment on tax credit investments	112	3,314	(3,202)	(96.6)	338	3,520	(3,182)	(90.4)
SBA recourse provision	1,315	375	940	250.7	2,095	449	1,646	366.6
Other non-interest expense	760	317	443	139.7	2,404	1,574	830	52.7
Total non-interest expense	$14,231	$15,753	$(1,522)	(9.7)	$42,012	$41,910	$102	0.2
Total adjusted operating expense (1)	$12,790	$12,048			$39,437	$37,800
Compensation expense to total adjusted operating expense	59.77%	63.39%			62.66%	64.69%
Full-time equivalent employees	251	263

(1)	Total adjusted operating expense excludes the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation.
Non-interest expense for the three months ended September 30, 2017 decreased by $1.5 million, or 9.7%, to $14.2 million compared to $15.8 million for the same period in 2016. During the third quarter of 2016, in accordance with the applicable accounting guidance, the Corporation recognized $3.2 million in nonrecurring tax credit investment impairment expense, which corresponded with the $3.6 million in historic tax credits recognized during the quarter, providing a net benefit to after-tax earnings of $430,000. Excluding the impairment impact of tax credit investments, third quarter 2016 non-interest expense totaled $12.6 million. The increase in non-interest expense was primarily due to an increase in collateral liquidation costs and SBA recourse provision, partially offset by a decrease in FDIC insurance as the Corporation continues to reduce its reliance on wholesale deposits in favor of FHLB advances.
Collateral liquidation costs for the three months ended September 30, 2017 were $371,000 compared to $89,000 for the same period in 2016. The increase primarily reflected the Corporation’s workout process related to two non-performing loans.
SBA recourse provision for the three months ended September 30, 2017 was $1.3 million compared to $375,000 for the same period in 2016. The increase reflected refinements to the recourse reserve estimate due to the migration of certain credits with potential guaranty eligibility issues during the third quarter.
Management has extensively overhauled the previously acquired SBA lending platform and implemented best practices in the critical areas of credit, operations and compliance. These essential functions are overseen by a team of experienced SBA professionals, including a Director of SBA Credit, Director of SBA Operations and SBA Compliance Manager, who all joined the team within the past 12 months. With these major pieces of the rebuild in place in 2017, we are now actively recruiting more producers in order to achieve the appropriate mix of producers and internal support staff to drive an optimal level of efficiency in our SBA business model.
Despite these enhancements to the SBA platform, changes to SBA recourse provision may be a source of non-interest expense volatility in future quarters; however, we believe the frequency and volatility in SBA recourse provision should diminish over time as we continue to originate new SBA loans with our rebuilt platform, the existing portfolio amortizes down and ongoing remediation efforts mitigate potential losses. As of September 30, 2017, the total outstanding balance of sold SBA loans originated prior to 2017 was $97.3 million, of which $8.4 million were impaired. The total outstanding balance of sold SBA loans originated in 2017 was $6.0 million. Based on management’s estimate of losses in the guaranteed portion of sold SBA loans, a recourse reserve of $2.7 million was outstanding as of September 30, 2017.
Other non-interest expense increased by $443,000, or 139.7%, to $760,000 for the three months ended September 30, 2017 from $317,000 for the three months ended September 30, 2016. The increase was primarily due to the Corporation historically reflecting its quarterly allocation of net income/loss from its equity investments in two mezzanine funds in other non-interest expense. Due to the underlying funds being in an earnings position for a sustained period of time, the Corporation recognized its share of earnings in other non-interest income for the three months ended September 30, 2017.
Non-interest expense for the nine months ended September 30, 2017 increased by $102,000, or 0.2%, to $42.0 million compared to $41.9 million for the same period in 2016. Excluding the impairment impact of tax credit investments, non-interest expense for the nine months ended September 30, 2016 totaled $38.4 million. The increase in non-interest expense was primarily due to an increase in computer software expense, collateral liquidation costs, SBA recourse provision and other non-interest expense, partially offset by a decrease in marketing costs, data processing and net losses on foreclosed properties.
Computer software expense increased by $430,000, or 26.8%, to $2.0 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016. The increase was principally due to investments in technology platforms, continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
SBA recourse provision for the nine months ended September 30, 2017 was $2.1 million compared to $449,000 for the same period in 2016. The reasons for the increase in SBA recourse provision are consistent with the explanations discussed above with respect to SBA recourse provision for the three months ended September 30, 2017.
Other non-interest expense increased by $830,000, or 52.7%, to $2.4 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016. The increase was primarily due to the Corporation historically reflecting its quarterly allocation of net income/loss from its equity investments in two mezzanine funds in other non-interest expense. Due to the underlying funds being in an earnings position for a sustained period of time, the Corporation recognized its share of earnings in other non-interest income for the nine months ended September 30, 2017.
Marketing costs decreased $164,000, or 9.6%, to $1.5 million for the nine months ended September 30, 2017 from $1.7 million for the nine months ended September 30, 2016. The favorable variance is primarily due to a purposeful reduction or delay of certain advertising initiatives during the current year as management works to align expense growth with expected revenue production.
Expense management and strategic investments are critical components of our growth strategy and our culture, from our limited branch network and unique funding model, to our investments in talent and technology. We are diligently managing our operating costs to align with revenue expectations while continuing to make investments that enhance our business and our ability to serve current and prospective clients.
Income Taxes
Income tax expense was $2.8 million for the nine months ended September 30, 2017, with an effective tax rate of 26.3%, compared to income tax expense of $1.0 million for the nine months ended September 30, 2016, with an effective tax rate of 8.0%. During the third quarter of 2016, the Corporation recognized $3.6 million in historic tax credits. No significant discrete items were recognized during 2017.
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

Financial Condition
General
Total assets increased by $5.0 million, or 0.3%, to $1.786 billion as of September 30, 2017 compared to $1.781 billion at December 31, 2016. The increase in total assets was primarily driven by an increase in loans and leases receivable and other assets, partially offset by a decline in our short-term investments and available-for-sale securities portfolio.
Short-Term Investments
Short-term investments decreased by $10.4 million, or 16.5%, to $52.5 million at September 30, 2017 from $62.9 million at December 31, 2016. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance-sheet liquidity program. The decrease in short-term investments primarily reflected a reduction in cash held at the FRB driven by a decrease in both in-market and wholesale deposits and modest loan growth. As of September 30, 2017, our total investment in commercial paper, which is also considered a short-term investment, was $13.4 million as compared to $20.3 million at December 31, 2016. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan growth when opportunities are presented and the level of our available-for-sale securities portfolio. Please refer to the section entitled Liquidity and Capital Resources, below, for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $14.5 million to $170.0 million at September 30, 2017 compared to $184.5 million at December 31, 2016. During the nine months ended September 30, 2017, we recognized unrealized gains of $199,000 before income taxes through other comprehensive income. As of September 30, 2017 and December 31, 2016, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 3.47 and 3.30 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2017.
We sold approximately $11.7 million of securities issued by government-sponsored enterprises during the nine months ended September 30, 2017 to proactively manage our securities portfolio to meet our long-term investment objectives.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $17.0 million, or 1.2%, to $1.447 billion at September 30, 2017 from $1.430 billion at December 31, 2016. As of September 30, 2017, multi-family loans were the largest contributor to loan growth increasing $32.3 million, or 34.8%, to $125.1 million from $92.8 million at December 31, 2016. There continues to be a concentration in commercial real estate (“CRE”), however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 66% and 65% of our total loans as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, approximately 19% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio decreased $3.1 million, or 0.7%, to $447.2 million at September 30, 2017 from $450.3 million at December 31, 2016 reflecting specialty finance prepayments and continued competitive pressure amid soft commercial loan demand overall. The countercyclical nature of the asset-based lending business may result in increased payoffs and fees collected in lieu of interest in periods of economic stability, with increased loan fundings and interest income during weaker economic markets. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.
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
Non-performing loans increased $8.0 million, or 31.9%, to $33.2 million at September 30, 2017, compared to $25.2 million at December 31, 2016. The Corporation’s non-performing loans as a percentage of total gross loans and leases measured 2.26% and 1.74% at September 30, 2017 and December 31, 2016, respectively. Likewise, the ratio of non-performing assets to total assets increased to 2.01% at September 30, 2017, compared to 1.50% at December 31, 2016. Please refer to the section entitled Asset Quality, below, for additional information.
Deposits
As of September 30, 2017, deposits decreased by $115.1 million, or 7.5% to $1.424 billion from $1.539 billion at December 31, 2016. The decrease in deposits was primarily driven by pricing discipline, in addition to a purposeful reduction in the level of wholesale deposits, which decreased by $83.5 million, or 20.0%, to $333.2 million at September 30, 2017 from $416.7 million at December 31, 2016. The decrease in wholesale deposits was partially offset by an increase in the level of interest-bearing transaction accounts, which increased by $67.4 million, or 36.6%, to $251.4 million at September 30, 2017 from $184.0 million at December 31, 2016 related to successful efforts in attracting stable in-market deposits from municipality relationships throughout our markets. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, our ability to service and maintain client relationships and new client deposit relationships.
Strategic efforts continue to be focused on adding in-market relationships and related transaction deposit accounts. We measure the success of deposit gathering efforts based on our ability to maintain the average balances of our in-market deposit accounts consistent with our current period mix and recent trends. The Bank’s in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Of our total average bank funding sources, approximately $1.107 billion, or 70.7%, were considered in-market deposits for the nine months ended September 30, 2017. This compares to in-market deposits of $1.129 billion, or 69.9%, for the same period in 2016.

FHLB Advances and Other Borrowings
As of September 30, 2017, FHLB advances and other borrowings increased by $108.2 million, or 181.3%, to $167.9 million from $59.7 million at December 31, 2016.
The Corporation’s targeted operating range of bank wholesale funds to total deposits is 30%-40%. As of September 30, 2017, the ratio of end of period bank wholesale funds to end of period total bank funds was 30.4%. Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most efficient and cost effective source of wholesale funds, and given current market conditions, we expect to allow our brokered certificate of deposit portfolio to mature and/or amortize down to within 10%-15% of total assets and replace with the now more cost effective FHLB advances in order to lower our FDIC assessment rate in future periods. Refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale deposits.

Asset Quality
Non-performing Assets
Total impaired assets consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$7,080	$2,223
Commercial real estate - non-owner occupied	1,826	1,609
Land development	2,770	3,440
Construction	5,354	2,918
Multi-family	—	—
1-4 family	1,864	1,937
Total non-accrual commercial real estate	18,894	12,127
Commercial and industrial	13,957	12,463
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	381	604
Total non-accrual consumer and other loans	381	604
Total non-accrual loans and leases	33,232	25,194
Foreclosed properties, net	2,585	1,472
Total non-performing assets	35,817	26,666
Performing troubled debt restructurings	275	717
Total impaired assets	$36,092	$27,383

Total non-accrual loans and leases to gross loans and leases	2.26%	1.74%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	2.44	1.83
Total non-performing assets to total assets	2.01	1.50
Allowance for loan and lease losses to gross loans and leases	1.36	1.44
Allowance for loan and lease losses to non-accrual loans and leases	59.95	83.00
As of September 30, 2017 and December 31, 2016, $10.9 million and $12.8 million of non-accrual loans were considered troubled debt restructurings, respectively.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $9.2 million, or 34.3%, to $35.8 million at September 30, 2017 from $26.7 million at December 31, 2016. The increase reflected $12.3 million of additional non-performing assets primarily related to three loan relationships that were moved to impaired status during the first quarter of 2017. During the third quarter of 2017, non–performing assets decreased $3.9 million primarily due to $3.2 million of net charge-offs associated with the aforementioned Wisconsin-based commercial and industrial and energy sector impaired loans. In addition, full payoff proceeds were received in October 2017 for a previously disclosed construction loan originated in our Kansas City market, which will reduce non-performing loans by $2.5 million in the fourth quarter of 2017.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of September 30, 2017, 98.0% of the loan and lease portfolio was in a current payment status, compared to 98.8% as of December 31, 2016. We also monitor our asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2017	2016	2016
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$17,972	$15,829	$11,345
Impaired loans and leases with impairment reserves required	15,535	10,615	14,566
Total impaired loans and leases	33,507	26,444	25,911
Less:
Impairment reserve (included in allowance for loan and lease losses)	5,790	4,636	5,599
Net impaired loans and leases	$27,717	$21,808	$20,312
Average impaired loans and leases	$34,871	$21,103	$22,986
Foregone interest income attributable to impaired loans and leases	$1,969	$1,059	$1,617
Less: Interest income recognized on impaired loans and leases	—	373	614
Net foregone interest income on impaired loans and leases	$1,969	$686	$1,003
Non-performing assets also include foreclosed properties. Following the planned discontinuation of all banking activities at the Corporation’s Overland Park branch in the second quarter of 2017, the building and land were reclassified to other real estate owned at that time. Management is in the process of selling the property, which is expected to be completed by the end of the year.
A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2016	$1,472
Premises and equipment transferred to foreclosed properties	1,113
Foreclosed properties as of September 30, 2017	$2,585

Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $989,000 from $20.9 million as of December 31, 2016 to $19.9 million as of September 30, 2017. The allowance for loan and lease losses as a percentage of gross loans and leases also decreased from 1.44% as of December 31, 2016 to 1.36% as of September 30, 2017. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
During the three months ended September 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $3.2 million, or 0.88% of average loans and leases annualized, comprised of $3.2 million of charge-offs and $5,000 of recoveries. During the three months ended September 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $1.6 million, or 0.44% of average loans and leases annualized, comprised of $1.7 million of charge-offs and $32,000 of recoveries.
During the nine months ended September 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $6.7 million, or 0.61% of average loans and leases annualized, comprised of $7.2 million of charge-offs and $508,000 of recoveries. During the nine months ended September 30, 2016, we recorded net charge-offs on impaired loans and leases of approximately $3.1 million, or 0.28% of average loans and leases annualized, comprised of $3.3 million of charge-offs and $177,000 of recoveries.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $19.9 million, or 1.36% of total loans and leases, was appropriate as of September 30, 2017. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of September 30, 2017 and December 31, 2016, our allowance for loan and lease losses to total non-accrual loans and leases was 59.95% and 83.00%, respectively. This ratio decreased primarily due to the collateral positions related to the additional non-accrual loans during 2017. During the third quarter of 2017, the allowance for loan and lease losses to total non-accrual loans increased 1.62% from the linked quarter. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2017.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Allowance at beginning of period	$21,677	$18,154	$20,912	$16,316
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	(9)	(41)
Commercial real estate — non-owner occupied	—	—	(80)	—
Construction and land development	—	(250)	—	(948)
Multi-family	—	—	—	—
1-4 family	(8)	(9)	(37)	(205)
Commercial and industrial	(3,217)	(1,396)	(6,978)	(2,048)
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	(5)	(1)	(92)	(8)
Total charge-offs	(3,230)	(1,656)	(7,196)	(3,250)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	—	42	—
Commercial real estate — non-owner occupied	1	1	2	74
Construction and land development	—	28	101	28
Multi-family	—	—	—	—
1-4 family	1	2	7	68
Commercial and industrial	2	—	314	2
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	1	1	2	3
Other	—	—	40	2
Total recoveries	5	32	508	177
Net charge-offs	(3,225)	(1,624)	(6,688)	(3,073)
Provision for loan and lease losses	1,471	3,537	5,699	6,824
Allowance at end of period	$19,923	$20,067	$19,923	$20,067
Annualized net charge-offs as a % of average gross loans and leases	0.88%	0.44%	0.61%	0.28%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2017 were the interest payments due on subordinated and junior subordinated notes. On October 25, 2017, the Bank’s Board of Directors declared a dividend in the amount of $4.5 million bringing year-to-date dividend declarations to $14.5 million. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
On-balance-sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of September 30, 2017 and December 31, 2016, our immediate on-balance-sheet liquidity was $450.2 million and $543.1 million, respectively. At September 30, 2017 and December 31, 2016, the Bank had $35.4 million and $40.9 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding or invest in securities to maintain adequate liquidity at an improved margin.
We had $476.7 million of outstanding wholesale funds at September 30, 2017, compared to $450.3 million of wholesale funds as of December 31, 2016, which represented 30.4% and 28.6%, respectively, of ending balance total Bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total Bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total Bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total Bank funds is 30%-40%. The Bank was in compliance with policy limits as of September 30, 2017 and December 31, 2016.
The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the nine month period ended September 30, 2017. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2017, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the nine months ended September 30, 2017, operating activities resulted in a net cash inflow of $19.4 million, which included net income of $7.9 million. Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $13.3 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash used in financing activities for the nine months ended September 30, 2017 was $10.5 million primarily from net decreases in deposits and cash dividends paid to shareholders, partially offset by net increases in FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I. Item 1. for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of September 30, 2017, there were no material changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2017 has not changed materially since December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 27, 2017	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 27, 2017	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)