Form 10-K
period 2017-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2018-03-09
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $201.2 million.
As of March 1, 2018, 8,764,845 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2018 are incorporated by reference into Part III hereof.

1

2

PART I.

Item 1. Business

BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (“FBB”, or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through the Bank and certain subsidiaries of FBB. The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our business banking focus does not rely on an extensive branch network to attract retail clients; therefore, to supplement the business banking deposit base, the Bank utilizes a wholesale funding strategy to fund a portion of its assets. We conduct our business operations through one operating segment.
In early 2017, the Corporation owned three separate bank charters: Alterra Bank (“Alterra”), Leawood, Kansas, First Business Bank-Milwaukee (“FBB-Milwaukee”), Brookfield, Wisconsin and First Business Bank (“FBB”), Madison, Wisconsin. Effective June 1, 2017, Alterra and FBB-Milwaukee were merged with and into FBB. The Corporation’s existing management structure remains unchanged, with the current roles and decision making authority retained by local banking leaders, as well as the heads of our trust and investment management and specialty finance businesses.
As of December 31, 2017, on a consolidated basis, we had total assets of $1.794 billion, total gross loans and leases of $1.502 billion, total deposits of $1.394 billion and total stockholders’ equity of $169.3 million.

Business Lines

Commercial Lending

We strive to meet the specific commercial lending needs of small- to medium-sized companies in our target markets in Wisconsin, Kansas and Missouri, primarily through lines of credit and term loans to businesses with annual sales of up to $75.0 million. Through FBB, we service the Madison, Milwaukee and Northeast Wisconsin metropolitan areas and surrounding areas. In 2014 we acquired Aslin Group, Inc. and its bank subsidiary, Alterra, to add an established business-focused team serving similar sized businesses in the Kansas City metropolitan area. Alterra, now known as First Business Bank-Kansas City Region (“FBB-KC”), was subsequently rebranded as a full-service banking location of FBB during the charter consolidation referenced above.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables and equipment. We also originate loans secured by commercial real estate, including owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2017, our commercial real estate and commercial loans, excluding asset-based lending and equipment financing, represented approximately 86% of our total gross loans and leases receivable.
Asset-Based Financing
First Business Capital Corp. (“FBCC”), a wholly-owned subsidiary of FBB, provides asset-based lending to small- to medium-sized companies. With its sales offices located in several states, FBCC serves clients nationwide.
FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions (e.g., leveraged or management buyouts), capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, FBCC is positioned to provide cost-effective financing solutions to companies who do not have the established stable cash flows necessary to qualify for traditional commercial lending products. These financings generally range between $1.0 million and $10.0 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2017, our asset-based lending business line represented 9% of our total gross loans and leases receivable.

First Business Factors (“FBF”), a division of FBCC, provides funding to clients by purchasing accounts receivable on a full recourse basis. FBF provides competitive rates to clients seeking growth and needing cash flow support, or who are experiencing financial issues. Factoring typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. FBF is headquartered in Chicago, Illinois and, with its sales offices located in several states, is able to serve clients nationwide. As of December 31, 2017, our factored receivable financing business line represented less than 1% of our total gross loans and leases receivable.
Equipment Financing
First Business Equipment Finance, LLC (“FBEF”), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including loans and leases, to address the financing needs of commercial clients in a variety of industries. FBEF’s focus includes manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. These financings generally range between $250,000 and $5.0 million with terms of 36 to 84 months. As of December 31, 2017, our equipment financing business line represented approximately 3% of our total gross loans and leases receivable.
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
The majority of our SBA loans are originated using the 7(a) term loan program. This program typically provides a guaranty of 75% of principal and interest. In the event of default on the loan, the bank may request that the SBA purchase the guaranteed portion of the loan for an amount equal to outstanding principal plus accrued interest permissible under SBA guidelines. In addition, the SBA will share on a pro-rata basis in the costs of collection, subject to SBA rules and limits, as well as the proceeds of liquidation.
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
SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from the loan, generally at a variable rate, and by gathering deposits from and providing other services to these clients. In addition, our SBA strategy generates non-interest income from two primary sources. First, we typically sell the guaranteed portions of the SBA loans to aggregators who securitize the assets for sale in the secondary market and receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset over the life of the loan.

Treasury Management Services

The Bank provides comprehensive services for commercial clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, cash vault services, fraud protection, information reporting, reconciliation and data integration solutions. For our clients involved in international trade, the Bank offers international payment services, foreign exchange and trade letters of credit. The Bank also offers a variety of deposit accounts and balance optimization solutions. As we strive to diversify our income and increase our non-interest income, we have focused on increasing sales of these services and have emphasized these offerings with new and existing business clients.

Trust and Investment Services

FBB, through its First Business Trust & Investments (“FBTI”) division, acts as fiduciary and investment manager for individual and corporate clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBTI has full fiduciary powers and offers trust, estate, financial planning and investment services, acting in a trustee or agent capacity as well as Employee Benefit/Retirement Plan services. FBTI also provides brokerage and custody-only services, for which it administers and safeguards assets, but does not provide investment advice. At December 31, 2017, FBTI had $1.536 billion of assets under management and administration.

Competition

The Bank encounters strong competition across all of our lines of business. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms and FinTech companies. The Bank also competes with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources than the Bank. We believe the experience, expertise and responsiveness of our banking professionals and our focus on fostering long-lasting relationships sets us apart from our competitors.

We are not dependent upon a single or a few clients, the loss of which would have a material adverse effect on us.

Employees

At December 31, 2017, we had 264 employees equating to approximately 251 full-time equivalent employees. None of our employees is represented by a union or subject to a collective bargaining agreement.

Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison and the surrounding area. FBB’s business lines include commercial loans, commercial real estate loans, equipment loans and leases and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals and high net worth individuals. FBB also offers trust and investment services through FBTI, a division of FBB. FBB has two full-service banking locations in Brookfield, Wisconsin and Leawood, Kansas, as well as four loan production offices located in Appleton, Oshkosh, Manitowoc and Kenosha, Wisconsin.
FBB has eight wholly-owned subsidiaries:

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

•
Mitchell Street Apartments Investment, LLC (“Mitchell”), is a limited liability company established for the purpose of capturing federal and state historic tax credits to reduce the cost of borrowing for a FBB client engaged in rehabilitating a historic building in Milwaukee, Wisconsin. Mitchell was established in 2016.

•
ABKC Real Estate, LLC (“ABKCRE”), is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. ABKCRE was established in 2017.

•
FBB Tax Credit Investment, LLC (“FBB Tax Credit”), established in 2012 and formerly known as FBB-Milwaukee Real Estate, LLC (“FBBMRE”), is a limited liability company originally established for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. In 2017, FBB Tax Credit’s purpose was changed to facilitate investments in federal and state tax credits.

•
First Madison Investment Corp. (“FMIC”) is located in and formed under the laws of the State of Nevada, and was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC was established in 1993.

As of December 31, 2017, FBB had total gross loans and leases receivable of $1.503 billion, total deposits of $1.396 billion and total stockholders’ equity of $196.5 million.

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

Markets

Although certain of our business lines are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas and Missouri. Specifically, our three target markets in Wisconsin consist of Madison and Milwaukee, and their surrounding communities, and Northeastern Wisconsin. We serve our target markets in Kansas and Missouri through our Leawood, Kansas office, which is located in the Kansas City metropolitan statistical area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

Madison

As the capital of Wisconsin and home of the University of Wisconsin - Madison, our Madison market, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce. While the economy of the Madison market is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments, including significant concentration of insurance companies and agricultural-related industries. Madison is also home to a concentration of research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as several major health care systems/hospitals, which provides healthcare services to South Central Wisconsin.

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

Northeastern Wisconsin

The cities of Appleton, Green Bay, Oshkosh and Manitowoc, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging and diversified services, with the most significant economic drivers being the manufacturing, packaging and paper goods industries.

Kansas City

Geographically located in the center of the U.S., the greater Kansas City area includes 18 counties and more than 50 communities in Missouri and Kansas, including a central business district located in Kansas City, Missouri and communities on both sides of the state line. The area is known for the diversity of its economic base, with major employers in manufacturing and distribution, architecture and engineering, technology, telecommunications, financial services and bioscience as well as local government and higher education.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 55, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiary FMIC. Mr. Chambas has over 30 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Edward G. Sloane, Jr., age 57, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of the Bank. Mr. Sloane has over 30 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. Prior to joining FBFS, Mr. Sloane was Executive Vice President, Chief Financial Officer and Treasurer with Peoples Bancorp, Inc. in Marietta, Ohio from 2008 to 2015. He also served as Senior Vice President of Strategic Planning & Analysis for WesBanco, Inc. in Wheeling, West Virginia from 2006 to 2008, as Senior Vice President and Controller from 1998 to 2006 and in various other capacities from 1989 to 1998.

Michael J. Losenegger, age 60, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Chief Credit Officer of the Bank. He also currently serves as a director for our subsidiaries FBCC and FBEF. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS’s Chief Operating Officer since September 2006. Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 30 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 64, has served as FBFS’s General Counsel since June 2008. Ms. Conley also serves as General Counsel of the Bank. She has over 35 years of experience in commercial banking. Immediately prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 53, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 25 years.

Mark J. Meloy, age 56, has served as Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of

FBB-Milwaukee. He currently serves as CEO of FBEF. He also currently serves as a director of our subsidiaries FBB, FBCC and FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 66, has served as President of FBTI since September 2001. Ms. Burke has over 30 years of experience in providing trust services, investment management, mutual fund management and brokerage services. Prior to joining FBFS, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 64, has served as the President and Chief Executive Officer of FBCC since January 2006. He also serves as a director for FBCC. Mr. Batson has over 30 years of experience in asset-based lending. Prior to joining FBCC, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.

Daniel S. Ovokaitys, age 44, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

David R. Seiler, age 53, has served as Chief Operating Officer of FBFS since April 2016. He also currently serves as a director for our subsidiary FBCC. Mr. Seiler has over 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Harris Bank, N.A. in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Bank. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
Institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Corporation’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Wisconsin Department of Financial Institutions (“WDFI”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact the Corporation’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Corporation’s operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Corporation’s business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to the Corporation’s assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Corporation’s insiders and affiliates and the Corporation’s payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Corporation’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and the bank regulatory agencies, little substantive progress has yet been made. The true impact of proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to us, beginning with a discussion of the continuing regulatory emphasis on the Corporation’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Corporation’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain the Corporation’s trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel III Rule. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as “Basel III”, to address deficiencies recognized in connection with the global financial crisis. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).
The Basel III Rule required higher capital levels, increased the required quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1

Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.
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
Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

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
As of December 31, 2017: (i) the Bank was not subject to a directive from the FDIC to increase capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2017, the Corporation had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
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
Regulations and Supervision of the Corporation
General. The Corporation, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of the Corporation’s operations and such additional information regarding us and the Bank as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA, the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.
The BHCA generally prohibits the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking . . . as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In order to maintain status as a financial holding company, both the bank holding company and its subsidiary bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that either the bank holding company or any of its subsidiary banks are not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on it believes to be appropriate. Furthermore, if the Federal Reserve determines that the subsidiary bank has not received a satisfactory CRA rating, the holding company would not be able to commence any new financial activities or acquire a company that engages in such activities. The Corporation has not elected to become a financial holding company.
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
Dividend Payments. The Corporation’s ability to pay dividends to the Corporation’s shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of the Wisconsin Business Corporations Law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay the Corporation’s debts as they become due in the usual course of business or (ii) the Corporation’s total assets would be less than the sum of the Corporation’s total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
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
The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations like the Corporation that use incentive compensation arrangements are expected to be less extensive, formalized and detailed than those of the larger banks.
Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourages inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion and we are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.
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
Federal Securities Regulation. The Corporation’s common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank
General. The Bank is a Wisconsin-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Wisconsin-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are not based on examination rating and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment. The reserve ratio as of December 31, 2017 was 1.30%. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank (“FHLB”) Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 54 cents per $100 dollars of assessable deposits.
Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2017, the Bank paid supervisory assessments to the WDFI totaling approximately $60,000, which includes any separate assessment paid by FBB-Milwaukee. Also, Alterra, for the time in which it was held as a separate charter in 2017, paid supervisory assessments to the Office of State Bank Commissioner of Kansas totaling approximately $51,000.
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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these tests only apply to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. We are reviewing the Corporation’s liquidity risk management policies in light of the LCR and NSFR.
Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is conducting quarterly commercial real estate portfolio stress testing.
Dividend Payments. The primary source of funds for the Corporation is dividends from the Bank. Under Wisconsin banking law, Wisconsin-chartered banks generally may pay dividends only out of undivided profits. The WDFI may restrict the declaration or payment of a dividend by a Wisconsin-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Corporation is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Corporation, investments in the stock or other securities of the Corporation and the acceptance of the stock or other securities of the Corporation as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Corporation or the Bank, or a principal shareholder of the Corporation, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
Branching Authority. Wisconsin banks, such as the Bank, have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
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
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators. We do not currently expect the CFPB’s rules to have a significant impact on the Corporation’s operations, except for higher compliance costs.

Item 1A. Risk Factors
An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or those we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may impair or materially and adversely affect our business, results of operations and financial condition.
Credit Risks
If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-performing loans and charge-offs, which would require increases in our provision for loan and lease losses.
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures have identified or will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the U.S., generally, or our markets, specifically, deteriorates, or if the financial condition of our borrowers otherwise declines, then our borrowers may experience difficulties in repaying their loans and leases, and the level of non-performing loans and leases, charge-offs and delinquencies could rise and require increases in the provision for loan and lease losses, which may adversely affect our business, results of operations and financial condition.
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
At December 31, 2017, our allowance for loan and lease losses as a percentage of total loans and leases was 1.25% and as a percentage of total non-performing loans and leases was 71.10%. Although management believes the allowance for loan and lease losses is appropriate as of such date, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At December 31, 2017 we had $1.0 billion of commercial real estate loans, which represented 67.7% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations and financial condition.
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
Real estate construction and land development loans, a subset of commercial real estate loans, comprised approximately $165.3 million, or 11.0%, of our gross loan and lease portfolio as of December 31, 2017. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2017, approximately $429.0 million, or 28.5%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations and financial condition.
Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition and could result in further losses in the future.
At December 31, 2017, our non-performing loans and leases totaled $26.4 million, or 1.76% of our gross loan and lease portfolio and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $27.5 million, or 1.53% of total assets. The aggregate amount of our non-performing loans and non-performing assets have increased from $25.2 million and $26.7 million, respectively, as of December 31, 2016. There can be no assurances that we will not experience further deterioration in our loan portfolio.
Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or foreclosed properties, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-

performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations and financial condition.
The FASB issued an accounting standard that may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The FASB has issued a new accounting standard that will be effective for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and leases and recognize the expected credit losses as allowances for loan and lease losses. This will change the current method of providing allowances for loan and lease losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations.
Liquidity and Interest Rate Risks
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of client deposits, which we supplement with other sources, such as wholesale deposits made up of brokered deposits and deposits gathered through internet listing services. Such account and deposit balances can decrease when clients perceive alternative investments as providing a better risk/return profile. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our targeted in-market deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Bank is unable to maintain its capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
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
As a result, we rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, results of operations and financial condition.
The Corporation is a bank holding company and its sources of funds necessary to meet its obligations are limited.
The Corporation is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, pay our obligations and meet our debt service requirements is derived primarily from our existing cash flow sources, our third party line of credit, dividends received from the Bank or a combination thereof. Future dividend payments by the Bank to us will require the generation of future earnings by the Bank and are subject to certain regulatory guidelines. If the Bank is unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.

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
Operational Risks
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
We are subject to certain operational risks, including, but not limited to, client or employee fraud and data processing system failures and errors.
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
The Corporation relies heavily on internal and outsourced technologies, communications and information systems to conduct its business. Additionally, in the normal course of business, the Corporation collects, processes and retains sensitive and confidential information regarding our clients. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our client relationship management, general ledger, deposit, loan or other systems) or the occurrence of a cyber-attack (such as unauthorized access to our systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions have increased, and the sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from the Federal Financial Institutions Examination Council (“FFIEC”), the Corporation has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.
We rely on our advisors, vendors and employees to comply with our policies and procedures to safeguard confidential data. The failure of these parties to comply with such policies and procedures could result in the loss or wrongful use of our clients’ confidential information or other sensitive information. In addition, even if we and our advisors, vendors and employees comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations.
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
We outsource certain information system, data management and processing functions to third-party providers. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If third-party service providers encounter any of these issues, or if we have difficulty exchanging information with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage and litigation risk that could have a material adverse effect on our business, results of operations and financial condition. We believe there may be an elevated risk of these issues occurring in connection with our recently completed core system conversion, which involved among other things, a change in certain of our third-party providers.
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
Strategic and External Risks
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
Our operations and profitability are impacted by general business and economic conditions in the U.S. and, to some extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, broad trends in industry and finance, the strength of the U.S. economy and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.
Our operations are heavily concentrated in the South Central region of Wisconsin and, to a lesser extent, the Southeastern and Northeastern regions of Wisconsin and the greater Kansas City area and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
Our strategic plan currently calls for, among other things, regaining our strong asset quality while we continue to grow loans and generate in-market deposits to maintain our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including the identification of desirable business opportunities, competitive responses from financial institutions in our markets and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
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
As of December 31, 2017, the fair value of our securities portfolio was approximately $163.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations and financial condition.
As of December 31, 2017, the Corporation had goodwill of $10.7 million recorded in connection with our acquisition of Alterra. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. Our most recent impairment test conducted as of November 30, 2017 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances specific to FBB-KC or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 1, 2018. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our allowance for loan and lease losses and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. Effective January 1, 2018, the enactment of the Tax Cuts and Jobs Act (the “Act”) reduced the federal corporate income tax rate to 21% from 35%. Despite this reduction to the federal corporate tax rate, the Corporation believes it will fully realize its deferred tax assets and therefore no valuation allowance was necessary as of December 31, 2017. This determination was based on the evaluation of several factors, including our recent earnings history, expected future earnings and appropriate tax planning strategies. A decrease in earnings could adversely impact our ability to fully utilize our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.
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
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Clients can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.
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
Potential acquisitions may disrupt our business and dilute shareholder value.
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
Regulatory, Compliance, Legal and Reputational Risks
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
From time to time, federal and state governments and bank regulatory agencies modify the laws and regulations that govern financial institutions and the financial system generally. Such laws and regulations can affect our operating environment in substantial and unpredictable ways. Among other effects, such laws and regulations can increase or decrease the cost of doing business, limit or expand the scope of permissible activities, or affect the competitive balance among banks and other financial institutions.  In addition, any changes in monetary policy, fiscal policy, tax laws, including the Act, and other policies can affect the broader economic environment, interest rates and patterns of trade. Any of these changes could affect our company and the banking industry as a whole in ways that are difficult to predict, and could adversely impact our business, financial condition or results of operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Financial Crimes Enforcement Network. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations.
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

SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans and our ability to comply with applicable SBA lending requirements.
As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.
Historically we have sold the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. When we sell the guaranteed portions of our SBA 7(a) loans, we retain credit risk on the non-guaranteed portions of the loans.
In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. Management has estimated losses inherent in the outstanding guaranteed portions of SBA loans and recorded a recourse reserve at a level determined to be appropriate. Significant increases to the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.
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
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of the Bank, we may need to limit or terminate cash dividends that can be paid to our shareholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and conditions in the capital markets at that time, and accordingly, we cannot guarantee our ability to raise capital on terms acceptable to us. In addition, if we decide to raise equity capital in the future, the interests of our shareholders could be diluted. Any issuance of common stock would dilute the ownership percentage of our current shareholders and any issuance of common stock at prices below tangible book value would dilute the tangible book value of each existing share of our common stock held by our current shareholders. The market price of our common stock could also decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to serve as a source of strength to the Bank, pay dividends, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2017:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB and office of FBFS	2029
18500 W. Corporate Drive, Brookfield, WI	Full-service banking location of FBB - Milwaukee Region	2020
11300 Tomahawk Creek Pkwy, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2023
To facilitate additional business development opportunities, as of December 31, 2017, the Corporation had loan production offices in Oshkosh, Appleton, Manitowoc and Kenosha, Wisconsin.
For the purpose of generating business development opportunities in asset-based financing, as of December 31, 2017, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.

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
The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of March 1, 2018, there were 389 registered shareholders of record of the Corporation’s common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares as of March 1, 2018 was approximately 1,900.
The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years, according to information provided by Nasdaq, and cash dividends declared in such quarters.

	High	Low	Dividend Declared
2017
4th Quarter	$24.24	$20.76	$0.13
3rd Quarter	23.75	20.57	0.13
2nd Quarter	28.43	22.49	0.13
1st Quarter	26.47	23.07	0.13
2016
4th Quarter	24.14	18.76	0.12
3rd Quarter	24.74	20.96	0.12
2nd Quarter	25.94	22.19	0.12
1st Quarter	24.70	20.06	0.12
Dividend Policy
It has been our practice to pay a dividend to common shareholders. Dividends historically have been declared in the month following the end of each calendar quarter. However, the timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the “Board”) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and the Bank, the amount of cash dividends paid to the Corporation by the Bank, applicable government regulations and policies, supervisory actions and other factors considered relevant by the Board. Refer to Item 1 - Business - Supervision and Regulation - Regulation and Supervision of the Bank - Dividend Payments for additional discussion regarding the limitations on dividends and other capital contributions by the Bank to the Corporation. The Board anticipates it will continue to declare dividends as appropriate based on the above factors.

Stock Performance Graph
The chart shown below depicts total return to shareholders during the period beginning December 31, 2012 and ending December 31, 2017. Total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the Nasdaq Composite, which is a broad nationally recognized index of stock performance by publicly traded companies, and the SNL Bank Nasdaq, which is an index that contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in FBIZ common stock and each of the three indices was $100 on December 31, 2012, and that all dividends were reinvested in FBIZ common stock.

	As of December 31,
Index	2012	2013	2014	2015	2016	2017
First Business Financial Services, Inc.	$100.00	$166.98	$216.75	$230.68	$223.68	$213.36
Nasdaq Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank Nasdaq	100.00	143.73	148.86	160.70	222.81	234.58

Issuer Purchases of Securities
The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	—	$—	—	$—
November 1, 2017 - November 30, 2017	1,024	22.42	—	—
December 1, 2017 - December 31, 2017	—	—	—	—
Total	1,024		—

(1)	The shares in this column represent the shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 6. Selected Financial Data

Five Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, Except Share and Per Share Data)
INCOME STATEMENT:
Interest income	$75,811	$78,117	$72,471	$57,701	$53,810
Interest expense	15,202	14,789	13,831	11,571	11,705
Net interest income	60,609	63,328	58,640	46,130	42,105
Provision for loan and lease losses	6,172	7,818	3,386	1,236	(959)
Non-interest income	16,665	17,988	17,011	10,103	8,442
Non-interest expense	56,871	56,433	47,374	33,775	30,371
Income tax expense	2,326	2,156	8,377	7,083	7,389
Net income	$11,905	$14,909	$16,514	$14,139	$13,746
Yield on earning assets	4.47%	4.50%	4.52%	4.45%	4.52%
Cost of funds	1.11%	1.06%	1.04%	1.07%	1.18%
Interest rate spread	3.36%	3.44%	3.48%	3.38%	3.34%
Net interest margin	3.58%	3.64%	3.66%	3.56%	3.54%
Return on average assets	0.67%	0.82%	0.97%	1.04%	1.10%
Return on average equity	7.16%	9.40%	11.36%	11.78%	13.12%
ENDING BALANCE SHEET:
Total assets	$1,794,066	$1,780,699	$1,782,081	$1,628,505	$1,268,267
Securities	163,783	184,505	177,830	186,261	180,118
Loans and leases, net of deferred loan fees	1,501,595	1,450,675	1,430,965	1,266,438	967,050
In-market deposits	1,086,346	1,122,174	1,089,748	1,010,928	736,323
Wholesale deposits	307,985	416,681	487,483	427,340	393,532
FHLB advances and other borrowings	207,898	59,676	34,740	33,451	11,901
Junior subordinated notes	10,019	10,004	9,990	9,976	9,962
Stockholders’ equity	169,278	161,650	150,832	137,748	109,275
FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to gross loans and leases	1.25%	1.44%	1.14%	1.12%	1.42%
Allowance to non-accrual loans and leases	71.10%	83.00%	73.17%	146.33%	87.68%
Net charge-offs to average loans and leases	0.57%	0.22%	0.10%	0.08%	0.06%
Non-accrual loans to gross loans and leases	1.76%	1.74%	1.56%	0.76%	1.61%
Average equity to average assets	9.35%	8.75%	8.54%	8.80%	8.39%
STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$1.36	$1.71	$1.90	$1.76	$1.75
Diluted earnings per common share(1)	1.36	1.71	1.90	1.75	1.74
Book value per share at end of period	19.32	18.55	17.34	15.88	13.86
Tangible book value per share at end of period	17.87	17.08	15.90	14.51	13.86
Dividend declared per share	0.52	0.48	0.44	0.42	0.28
Dividend payout ratio	38.12%	23.93%	23.93%	23.93%	16.05%
Shares outstanding	8,763,539	8,715,856	8,699,410	8,671,854	7,833,334

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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portions of SBA loans.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through the Bank and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Effective June 1, 2017, we completed the consolidation of the Corporation’s three bank charters into a single charter. In addition to Federal Reserve supervision of the holding company, which will remain unchanged, prior to consolidation the Corporation’s three chartered bank subsidiaries were supervised by a total of four federal and state banking regulators. The consolidated single charter is now supervised by the FDIC and the WDFI. Beyond streamlining bank regulatory processes and relationships, the charter consolidation was designed to accelerate the Corporation’s ongoing efforts to improve overall operating efficiency. With one bank charter, we expect to eliminate administrative redundancies and increase our flexibility in managing capital, liquidity and funding.
In addition, having already integrated most of FBB-KC’s back office operations into FBFS, during the fourth quarter of 2017, the Corporation converted FBB-KC’s core bank system and centralized this service with FBB’s core bank system and its Wisconsin-based operations.
Operational Summary

•	Total assets at December 31, 2017 increased $13.4 million, or 0.8%, to $1.794 billion from $1.781 billion at December 31, 2016.

•	Net income for the year ended December 31, 2017 was $11.9 million compared to $14.9 million for the year ended December 31, 2016.

•	Diluted earnings per common share were $1.36 for the year ended December 31, 2017, compared to $1.71 in the prior year.

•	Net interest margin was 3.58% for the year ended December 31, 2017, declining six basis points from 3.64% for the year ended December 31, 2016.

•
Top line revenue, which consists of net interest income and non-interest income, decreased 5.0% to $77.3 million for the year ended December 31, 2017, compared to $81.3 million for the same period in 2016.

•	Return on average assets and return on average equity for the year ended December 31, 2017 were 0.67% and 7.16% respectively, compared to 0.82% and 9.40%, respectively, for 2016.

•	Provision for loan and lease losses was $6.2 million for the year ended December 31, 2017, compared to $7.8 million for the year ended December 31, 2016.

•	Loans and leases receivable at December 31, 2017 increased $50.9 million, or 3.5%, to $1.502 billion from $1.451 billion as of December 31, 2016.

•	Non-performing assets were $27.5 million and 1.53% of total assets as of December 31, 2017, compared to $26.7 million and 1.50% of total assets as of December 31, 2016.

•	Net charge-offs as a percentage of average loans and leases increased to 0.57% for the year ended December 31, 2017, compared to 0.22% for the year ended December 31, 2016.

•	Trust assets under management and administration increased by $332.0 million, or 27.6%, to $1.536 billion at December 31, 2017 compared to $1.204 billion at December 31, 2016.

•	Trust and investment service fee income increased by $1.3 million, or 24.5%, to $6.7 million for the year ended December 31, 2017 compared to $5.4 million for the year ended December 31, 2016.

•
Average in-market deposits of $1.097 billion, or 70.15% of total bank funding sources, for the year ended December 31, 2017, decreased 2.4%, compared to $1.124 billion, or 69.98% of total bank funding sources, for the same period in 2016.

The detailed financial discussion that follows focuses on 2017 results compared to 2016. Discussion of 2016 results compared to 2015 is predominantly in the section captioned “2016 Compared to 2015.”
Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. In 2017, top line revenue decreased 5.0% compared to the prior year primarily due to a reduction in gains from the sale of the guaranteed portions of SBA loans and a decline in recurring loan fees collected in lieu of interest. Based on management’s second quarter 2016 decision to rebuild the SBA operations and production platforms, gains on the sale of SBA loans decreased $2.8 million to $1.6 million in 2017, compared to $4.4 million in 2016. Loan fees collected in lieu of interest decreased $2.4 million to $4.4 million in 2017, compared to $6.8 million in 2016.
These 2017 revenue headwinds were partially offset by record trust and investment services fee income, an increase in loan swap fee income and successful efforts to manage in-market deposit rates and utilize an efficient mix of wholesale funding sources, despite a rising interest rate environment.
The components of top line revenue were as follows for 2017, 2016 and 2015:

	For the Year Ended December 31,			Change From Prior Year
	2017	2016	2015	$ Change 2017	% Change 2017	$ Change 2016	% Change 2016
	(Dollars in Thousands)
Net interest income	$60,609	$63,328	$58,640	$(2,719)	(4.3)%	$4,688	8.0%
Non-interest income	16,665	17,988	17,011	(1,323)	(7.4)	977	5.7
Top line revenue	$77,274	$81,316	$75,651	$(4,042)	(5.0)	$5,665	7.5
Return on Average Assets and Return on Average Equity
Return on average assets (“ROAA”) was 0.67% for the year ended December 31, 2017 compared to 0.82% for the year ended December 31, 2016. The decrease in ROAA can be attributed principally to a decrease in earnings as net income decreased 20.1% during the same time period. The reasons for the decrease in net income are consistent with top line revenue explanations discussed above. In addition, continued investments in technology and an increase in collateral liquidation costs in 2017 reduced ROAA compared to 2016, partially offset by a $1.6 million reduction in provision for loan and leases losses. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Return on average equity (“ROAE”) for the year ended December 31, 2017 was 7.16% compared to 9.40% for the year ended December 31, 2016. The primary reasons for the decrease in ROAE are consistent with the net income variance explanations discussed above. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
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
The efficiency ratio deteriorated to 66.48% for the year ended December 31, 2017, compared to 61.12% for the year ended December 31, 2016. Despite this reported reduction in operating efficiency, we believe we continue to progress towards enhancing our long-term efficiency ratio, building on the strategic changes we have made to date and laying the foundation to generate sustainable and high-quality revenue growth. After significant investment in 2016 and 2017, we believe we now have a high-quality SBA infrastructure, with the people and processes in place to resume production in the quarters and years ahead as we continue to enhance our SBA sales presence. At the same time, we expect our recently completed charter consolidation and core system conversion to create capacity within our existing workforce to accommodate future growth in a highly efficient manner. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back toward our long-term operating goal of 58-62%.

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
Please refer to the Non-Interest Expense section below for discussion on the primary drivers of the year-over-year change in the efficiency ratio.

	For the Year Ended December 31,			Change From Prior Year
	2017	2016	2015	$ Change 2017	% Change 2017	$ Change 2016	% Change 2016
	(Dollars in Thousands)
Total non-interest expense	$56,871	$56,433	$47,374	$438	0.8%	$9,059	19.1%
Less:
Net (gain) loss on foreclosed properties	(143)	122	(171)	(265)	NM	293	NM
Amortization of other intangible assets	54	62	71	(8)	(12.9)	(9)	(12.7)%
SBA recourse provision	2,240	2,068	—	172	NM	2,068	NM
Impairment of tax credit investments	2,784	3,691	—	(907)	NM	3,691	NM
Deconversion fees	300	794	—	(494)	NM	794	NM
Total adjusted operating expense	$51,636	$49,696	$47,474	$1,940	3.9	$2,222	4.7
Net interest income	$60,609	$63,328	$58,640	$(2,719)	(4.3)	$4,688	8.0
Total non-interest income	16,665	17,988	17,011	(1,323)	(7.4)	977	5.7
Less:
Net (loss) gain on sale of securities	(403)	10	—	(413)	NM	10	NM
Total adjusted operating revenue	$77,677	$81,306	$75,651	$(3,629)	(4.5)	$5,655	7.5
Efficiency ratio	66.48%	61.12%	62.75%

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

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$961,572	$43,452	4.52%	$938,524	$43,927	4.68%	$848,213	$40,006	4.72%
Commercial and industrial loans(1)	447,937	26,165	5.84%	465,736	28,143	6.04%	445,659	26,668	5.98%
Direct financing leases(1)	28,988	1,231	4.25%	30,379	1,364	4.49%	30,228	1,394	4.61%
Consumer and other loans(1)	27,612	1,112	4.03%	25,615	1,193	4.66%	23,996	1,067	4.45%
Total loans and leases receivable(1)	1,466,109	71,960	4.91%	1,460,254	74,627	5.11%	1,348,096	69,135	5.13%
Mortgage-related securities(2)	138,528	2,466	1.78%	147,433	2,328	1.58%	153,182	2,490	1.63%
Other investment securities(3)	37,085	682	1.84%	32,995	517	1.57%	29,686	472	1.59%
FHLB and FRB stock	4,231	103	2.43%	2,537	79	3.11%	2,886	81	2.82%
Short-term investments	49,113	600	1.22%	94,548	566	0.60%	69,264	293	0.42%
Total interest-earning assets	1,695,066	75,811	4.47%	1,737,767	78,117	4.50%	1,603,114	72,471	4.52%
Non-interest-earning assets	84,829			73,905			97,932
Total assets	$1,779,895			$1,811,672			$1,701,046
Interest-bearing liabilities
Transaction accounts	$226,540	1,335	0.59%	$169,571	456	0.27%	$125,558	297	0.24%
Money market	583,241	2,746	0.47%	642,784	3,112	0.48%	602,842	3,331	0.55%
Certificates of deposit	56,667	569	1.00%	65,608	592	0.90%	106,177	825	0.78%
Wholesale deposits	361,712	6,155	1.70%	467,826	7,556	1.62%	450,460	6,424	1.43%
Total interest-bearing deposits	1,228,160	10,805	0.88%	1,345,789	11,716	0.87%	1,285,037	10,877	0.85%
FHLB advances	105,276	1,472	1.40%	14,485	140	0.97%	14,779	110	0.75%
Other borrowings	24,796	1,813	7.31%	26,463	1,818	6.87%	24,944	1,732	6.94%
Junior subordinated notes	10,011	1,112	11.11%	9,997	1,115	11.15%	9,982	1,112	11.14%
Total interest-bearing liabilities	1,368,243	15,202	1.11%	1,396,734	14,789	1.06%	1,334,742	13,831	1.04%
Non-interest-bearing demand deposit accounts	230,907			246,182			211,945
Other non-interest-bearing liabilities	14,375			10,210			9,049
Total liabilities	1,613,525			1,653,126			1,555,736
Stockholders’ equity	166,370			158,546			145,310
Total liabilities and stockholders’ equity	$1,779,895			$1,811,672			$1,701,046
Net interest income		$60,609			$63,328			$58,640
Net interest spread			3.36%			3.44%			3.48%
Net interest-earning assets	$326,823			$341,033			$268,372
Net interest margin			3.58%			3.64%			3.66%
Average interest-earning assets to average interest-bearing liabilities	123.89%			124.42%			120.11%
Return on average assets	0.67%			0.82%			0.97%
Return on average equity	7.16%			9.40%			11.36%
Average equity to average assets	9.35%			8.75%			8.54%
Non-interest expense to average assets	3.20%			3.11%			2.78%

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

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,538)	$1,063	$(475)	$(308)	$4,228	$3,920
Commercial and industrial loans(1)	(922)	(1,056)	(1,978)	264	1,211	1,475
Direct financing leases(1)	(72)	(61)	(133)	(36)	7	(29)
Consumer and other loans(1)	(169)	88	(81)	52	74	126
Total loans and leases receivable(1)	(2,701)	34	(2,667)	(28)	5,520	5,492
Mortgage-related securities(2)	284	(146)	138	(70)	(91)	(161)
Other investment securities	96	69	165	(8)	52	44
FHLB and FRB Stock	(20)	44	24	8	(11)	(3)
Short-term investments	395	(361)	34	145	129	274
Total net change in income on interest-earning assets	(1,946)	(360)	(2,306)	47	5,599	5,646
Interest-bearing liabilities
Transaction accounts	686	193	879	44	114	158
Money market	(84)	(282)	(366)	(430)	212	(218)
Certificates of deposit	63	(86)	(23)	117	(351)	(234)
Wholesale deposits	387	(1,788)	(1,401)	878	255	1,133
Total deposits	1,052	(1,963)	(911)	609	230	839
FHLB advances	89	1,243	1,332	32	(2)	30
Other borrowings	113	(118)	(5)	(19)	105	86
Junior subordinated notes	(5)	2	(3)	1	2	3
Total net change in expense on interest-bearing liabilities	1,249	(836)	413	624	334	958
Net change in net interest income	$(3,195)	$476	$(2,719)	$(577)	$5,265	$4,688

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.
Net interest income decreased by $2.7 million, or 4.3%, for the year ended December 31, 2017 compared to the same period in 2016. The decrease in net interest income was primarily attributable to a $2.4 million decrease in recurring loan fees collected in lieu of interest, combined with a shift in the mix of loan originations toward lower-yielding conventional commercial loans. This decrease in interest income was partially muted by successful efforts to manage in-market deposit rates and reinvestment of certain investment security cash flows amid a rising interest rate environment.
The yield on average earning assets for the year ended December 31, 2017 was 4.47% compared to 4.50% for the year ended December 31, 2016. The decrease in the yield on average earning assets was principally due to a decrease in recurring loan fees collected in lieu of interest. Excluding the impact of loan fees in lieu of interest in both 2017 and 2016, the yield on average earning assets for the year ended December 31, 2017 was 4.21% compared to 4.10% for the year ended December 31, 2016. This increase in yield is principally due to a reduction in lower yielding short-term investments, as average cash held at the Federal Reserve decreased $46.3 million, combined with an increase in investment security yields and the increase in rates on certain variable-rate loans following the Federal Open Market Committee’s (“FOMC”) increases in the targeted federal funds rate since December 2016.

The yield on average loans and leases receivable for the year ended December 31, 2017 was 4.91% compared to 5.11% for the year ended December 31, 2016. The decrease in yield was principally due to a decrease in recurring loan fees collected in lieu of interest. Excluding the impact of loan fees in lieu of interest in both 2017 and 2016, the yield on average loans and leases receivable for the year ended December 31, 2017 was 4.61% compared to 4.64% for the year ended December 31, 2016.
While the yield on average variable rate loans and leases receivable benefited from the FOMC’s decision to raise the federal funds target rate 75 basis points in 2017, a significant portion of our loan and lease portfolio is comprised of fixed rate loans with terms generally from three to five years. As these loans reach their maturity they are renewed at current market rates and subject to competitive pricing pressures. As a result, the average yield on the loan and lease portfolio for the full year 2017, excluding purchase accounting adjustments and elevated recurring loan fees, continued to decline in comparison to full year 2016 results. We believe our ability to improve the average yield of the loan and lease portfolio may partially be dependent on the steepness of the yield curve, as well as our ability to successfully limit the price sensitivity of our existing and prospective client base by continuing to focus on adding value and fostering relationships.
The average rate paid on interest-bearing liabilities was 1.11% for the year ended December 31, 2017, an increase of five basis points from 1.06% for the year ended December 31, 2016. We were successful in limiting the increase in average rate paid during 2017, despite a rising rate environment, as the weighted average rate paid on interest-bearing liabilities continued to benefit from a relatively stable level of low cost in-market interest-bearing deposits. In addition, the increase in the average rate paid was tempered due to a favorable change in our wholesale funding mix as maturing fixed rate wholesale deposits were replaced with more efficient and cost effective fixed rate FHLB advances. Consistent with our longstanding funding strategy to use the most efficient and cost effective source of wholesale funds, management will continue to replace maturing wholesale deposits with fixed rate FHLB advances at various maturity terms commensurate with the Bank’s funding needs. Average FHLB advances for the year ended December 31, 2017 increased $90.8 million to $105.3 million at an average rate paid of 1.40%. As of December 31, 2017, the weighted average original maturity of our FHLB term advances was 3.7 years.
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate to deliver a stable net interest margin within our target range. Further, we expect to attract new in-market deposit relationships in our Wisconsin and Kansas-based markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - decreased 2.4% to $1.097 billion for the year ended December 31, 2017 from $1.124 billion for the year ended December 31, 2016.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses pursuant to our allowance for loan and lease loss methodology, which is based on the magnitude of current and historical net charge-offs recorded throughout the established look-back period, the evaluation of several qualitative factors for each portfolio category and the amount of specific reserves established for impaired loans that present collateral shortfall positions. Refer to Allowance for Loan and Lease Losses for further information regarding our refined allowance for loan and lease loss methodology.
We recorded a provision for loan and lease losses of $6.2 million for the year ended December 31, 2017 as compared to $7.8 million for the year ended December 31, 2016. Provision for the year ended December 31, 2017 primarily reflected $5.0 million of estimated losses related to the previously disclosed $6.7 million Wisconsin-based commercial and industrial impaired loan. Management continues to pursue all potential repayment sources related to this credit. The provision for the year ended December 31, 2017 also reflected $5.0 million in charge-offs related to the Corporation’s remaining energy sector exposure, of which $2.3 million was specifically reserved for as of December 31, 2016. These 2017 increases were partially offset by the reversal of a $1.8 million specific reserve based on the full repayment of a previously disclosed impaired construction loan originated in our Kansas City market. Provision for the year ended December 31, 2016 primarily reflected $8.2 million in specific reserves and net charge-offs related to five discrete Kansas City-based loan relationships.
The addition of specific reserves on impaired loans represents new specific reserves established when collateral shortfalls are present, while conversely the release of specific reserves represents the reduction of previously established reserves that are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as, movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve loss rate. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.
Non-Interest Income
Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, loan fees and gains on sale of SBA loans, decreased by $1.3 million, or 7.4%, to $16.7 million for the year ended December 31, 2017, from $18.0 million for the year ended December 31, 2016. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 21.6% of our total revenues in 2017 compared to 22.1% in 2016.
The decrease in total non-interest income for the year ended December 31, 2017 primarily reflected lower gains from SBA and residential mortgage loans sales stemming from the Corporation’s decision to rebuild its SBA platform and to exit all secondary market residential mortgage loan origination activity. The decrease was partially offset by record trust and investment services fee income, an increase in loan swap fee income and an increase in bank-owned life insurance (“BOLI”) fee income driven by a $9.8 million purchase of additional BOLI in December 2016.
The components of non-interest income were as follows for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,			Change From Prior Year
	2017	2016	2015	$ Change 2017	% Change 2017		$ Change 2016	% Change 2016
	(In Thousands)
Trust and investment service fees	$6,670	$5,356	$4,954	$1,314	24.5%		$402	8.1%
Gain on sale of SBA loans	1,591	4,400	3,999	(2,809)	(63.8)		401	10.0%
Gain on sale of residential mortgage loans	26	590	729	(564)	(95.6)		(139)	(19.1)%
Service charges on deposits	3,013	2,990	2,812	23	0.8		178	6.3
Loan fees	1,988	2,430	2,187	(442)	(18.2)		243	11.1
Increase in cash surrender value of bank-owned life insurance	1,250	974	960	276	28.3		14	1.5
Net (loss) gain on sale of securities	(403)	10	—	(413)	NM	—	10	NM
Swap fees	909	76	7	833	NM	—	69	NM
Other non-interest income	1,621	1,162	1,363	459	39.5		(201)	(14.7)
Total non-interest income	$16,665	$17,988	$17,011	$(1,323)	(7.4)		$977	5.7
Fee income ratio(1)	21.6%	22.1%	22.5%

(1)	Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased by $1.3 million, or 24.5%, to $6.7 million for the year ended December 31, 2017 compared to $5.4 million for the year ended December 31, 2016. Trust and investment services fee income is primarily driven by the amount of assets under management and administration as well as the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. At December 31, 2017, our trust assets under management were $1.350 billion, or 38.2% more than the trust assets under management of $977.0 million at December 31, 2016, while our assets under administration decreased approximately 18.0%, to $186.4 million at December 31, 2017 from $227.4 million at December 31, 2016. The decrease in assets under administration reflected the transfer of client assets from assets under administration to assets under management. The retirement plan services industry is undergoing a migration from advised services to fiduciary services. Consequently, during the first quarter of 2017, one large and several smaller retirement plans changed their service model, which resulted in assets moving to full fiduciary status. We anticipate there will be similar migration of additional assets because of this trend in the future. We expect to continue to increase our revenue from assets under management and administration, but market volatility may also affect the actual change in revenue.
Gain on sale of SBA loans for the year ended December 31, 2017 totaled $1.6 million, a decrease of $2.8 million, or 63.8%, from the same period in 2016 resulting from management’s decision during the second quarter of 2016 to temporarily slow SBA production while making investments to enhance the infrastructure, processes, capacity and scalability of the SBA platform. With the infrastructure and processes in place, management is now committed to increasing SBA production at a moderate pace by continuing to expand our business development team.

Loan fees decreased by $442,000, or 18.2%, to $2.0 million for the year ended December 31, 2017 from $2.4 million for the year ended December 31, 2016. The decrease in loan fees was primarily attributable to a decrease in fees associated with SBA production, specifically SBA loan packaging fee income, as well as a decrease asset-based lending audit fee income.
Net loss on sale of securities totaled $403,000 for the year ended December 31, 2017, compared to net gain on sale of securities of $10,000 for the year ended December 31, 2016. This was principally due to the strategic decision to harvest securities losses ahead of the 2018 reduction in corporate tax rates. We reinvested the cash into securities within the portfolio’s existing risk profile while adding approximately 130 basis points in yield.
Swap fees increased by $833,000 to $909,000 for the year ended December 31, 2017 from $76,000 for the year ended December 31, 2016. We originate commercial real estate loans in which we offer clients a floating rate and interest rate swap and then offset the client’s swap with a counter-party dealer. The execution of these transactions generates swap fee income. We believe due to the market’s general assumption of a rising interest rate environment throughout 2018, we could see additional demand for these types of interest rate swap opportunities.
Other non-interest income increased by $459,000 to $1.6 million for the year ended December 31, 2017, compared to $1.2 million for the year ended December 31, 2016. The increase was primarily due to historically reflecting our quarterly allocation of net income/loss from equity investments in two mezzanine funds in other non-interest expense. Due to the underlying funds being in an earnings position for a sustained period of time, we recognized our share of earnings in other non-interest income for the year ended December 31, 2017.
Non-Interest Expense
Non-interest expense increased by $438,000, or 0.8%, to $56.9 million for the year ended December 31, 2017 from $56.4 million for the comparable period of 2016. The increase in non-interest expense was primarily due to an increase in other non-interest expense, collateral liquidation costs and computer software expense. The increase was partially offset by a decrease in impairment of tax credit investments, data processing expense and marketing expense.
The components of non-interest expense were as follows for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,			Change From Prior Year
	2017	2016	2015	$ Change 2017	% Change 2017	$ Change 2016	% Change 2016
	(Dollars in Thousands)
Compensation	$31,663	$31,545	$28,543	$118	0.4%	$3,002	10.5%
Occupancy	2,088	2,019	1,973	69	3.4	46	2.3
Professional fees	4,063	4,031	4,893	32	0.8	(862)	(17.6)
Data processing	2,701	3,298	2,378	(597)	(18.1)	920	38.7
Marketing	2,109	2,338	2,585	(229)	(9.8)	(247)	(9.6)
Equipment	1,211	1,189	1,230	22	1.9	(41)	(3.3)
Computer software	2,723	2,160	1,649	563	26.1	511	31.0
FDIC insurance	1,388	1,472	920	(84)	(5.7)	552	60.0
Collateral liquidation costs	829	262	472	567	216.4	(210)	(44.5)
Net (gain) loss on foreclosed properties	(143)	122	(171)	(265)	(217.2)	293	(171.3)
Impairment on tax credit investments	2,784	3,691	—	(907)	(24.6)	3,691	NM
SBA recourse provision	2,240	2,068	—	172	8.3	2,068	NM
Other non-interest expense	3,215	2,238	2,902	977	43.7	(664)	(22.9)
Total non-interest expense	$56,871	$56,433	$47,374	$438	0.8	$9,059	19.1
Compensation expense to total non-interest expense	55.7%	55.9%	60.3%
Full-time equivalent employees	251	257	242
Compensation expense increased by $118,000, or 0.4%, to $31.7 million for the year ended December 31, 2017 from $31.5 million for the year ended December 31, 2016. The increase reflects annual merit increases and growth in employee benefit costs. Full time equivalent employees as of December 31, 2017 were 251, down 2.3% from 257 at December 31, 2016.

The modest decrease in FTE does not accurately depict our commitment to opportunistic growth but is merely a reflection of timing as it relates to filling open positions. Consistent with our historical approach to talent acquisition, we expect to continue investing in talent to support our strategic growth efforts, both in the form of additional business development and operational staff.
Data processing expense decreased by $597,000, or 18.1%, to $2.7 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016. The decrease is primarily due to a reduction in non-recurring expense related to our recent core banking system conversion. During the fourth quarter of 2017 we recognized $199,000 in final deconversion costs related to FBB-KC’s core banking system, compared to $794,000 in one-time fees recognized in the fourth quarter of 2016 to terminate its core banking system vendor agreement. These one-time fees are expected to be more than offset by savings recognized over the life of the renegotiated contract extended through the year 2022.
Marketing expense decreased by $229,000, or 9.8%, to $2.1 million for the year ended December 31, 2017 from $2.3 million for the year ended December 31, 2016. The decrease is primarily due to a reduction of certain advertising initiatives as management continues to align expense growth with revenue production.
Computer software expense increased by $563,000, or 26.1%, to $2.7 million for the year ended December 31, 2017 from $2.2 million for the year ended December 31, 2016. The increase was principally due to investments in technology platforms, continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
FDIC insurance expense decreased by $84,000, or 5.7%, to $1.4 million for the year ended December 31, 2017 from $1.5 million for the year ended December 31, 2016. Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most cost effective source of wholesale funds, in 2017 we began replacing maturing brokered certificates of deposit with the more cost effective FHLB advances in order to lower our FDIC assessment rate. While we expect to continue this strategy in 2018, we do not expect brokered certificates of deposit as a percentage of total assets to go below 10%.
Collateral liquidation costs for the year ended December 31, 2017 were $829,000 compared to $262,000 for the same period in 2016. The increase primarily reflected our workout process related to two non-performing loans.
Net loss on foreclosed properties decreased $265,000 to a net gain of $143,000 for the year ended December 31, 2017, compared to a net loss of $122,000 for the year ended December 31, 2016. The decrease reflects a $547,000 gain on the sale of the Overland Park full-service banking location in 2017, partially offset by a reduction in the fair value of the remaining foreclosed property.
Impairment on tax credit investments decreased $907,000, or 24.6%, to $2.8 million for the year ended December 31, 2017, compared to $3.7 million for the year ended December 31, 2016. The decrease reflects $2.3 million of impairment associated with the recognition of a $3.0 million federal historic tax credit in 2017, compared to $3.2 million of impairment associated with a $3.6 million credit in 2016.
SBA recourse provision for the year ended December 31, 2017 was $2.2 million compared to $2.1 million for the same period in 2016. The increase reflected refinements to the recourse reserve estimate due to the migration of certain credits with potential guaranty eligibility issues during the year. Management has extensively overhauled the previously acquired SBA lending platform and implemented best practices in the critical areas of credit, operations and compliance. These essential functions are overseen by a team of experienced SBA professionals, including a Director of SBA Credit, a Senior Director of SBA Operations and an SBA Compliance Manager, who all joined the team within the past 15 months. With these major pieces of the rebuild in place in 2017, we are now actively adding more producers in order to achieve the appropriate mix of producers and internal support staff to drive an optimal level of efficiency in our SBA business model.
Despite these enhancements to the SBA platform, changes to SBA recourse provision may be a source of non-interest expense volatility in future quarters; however, we believe the frequency and volatility in SBA recourse provision should diminish over time as we continue to originate new SBA loans with our rebuilt platform, the existing portfolio amortizes down and ongoing remediation efforts mitigate possible losses. The total recourse reserve balance was $2.8 million, or 2.8% of total sold SBA loans outstanding at December 31, 2017.
Other non-interest expense increased by $977,000, or 43.7%, to $3.2 million for the year ended December 31, 2017 from $2.2 million for the year ended December 31, 2016. The increase was primarily due to historically reflecting our quarterly allocation of net income/loss from equity investments in two mezzanine funds in other non-interest expense. Due to the underlying funds being in an earnings position for a sustained period of time, we recognized our share of earnings in other non-interest income for the year ended December 31, 2017.

Income Taxes
Income tax expense was $2.3 million for the year ended December 31, 2017, compared to $2.2 million for the year ended December 31, 2016. Effective January 1, 2018, the Act reduced the corporate federal income tax rate to 21% from 35%, which required the Corporation to revalue its deferred taxes as of December 31, 2017. The revaluation resulted in an additional $629,000 income tax expense during the fourth quarter of 2017. The Corporation also recognized a federal historic tax credit in both 2017 and 2016, which reduced income tax expense by $3.0 million and $3.6 million, respectively. The effective tax rate for the year ended December 31, 2017 was 16.3% compared to 12.6% for the year ended December 31, 2016.
FINANCIAL CONDITION
General
At December 31, 2017 total assets were $1.794 billion, representing an increase of $13.4 million, or 0.8%, from $1.781 billion at December 31, 2016. The increase in total assets was primarily driven by an increase in loans and leases, which was partially offset by a decrease in our investment security portfolio and by a decrease in cash held at the Federal Reserve Bank (“FRB”) as the excess liquidity was deployed to fund loan and lease growth.
Short-term investments
Short-term investments decreased by $27.4 million to $35.5 million at December 31, 2017 from $62.9 million at December 31, 2016. Short-term investments primarily consist of interest-bearing deposits held at the FRB, which decreased by $23.2 million to $17.7 million at December 31, 2017. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance-sheet liquidity program. Although the majority of short-term investments consist of deposits with the FRB, we also make investments in commercial paper. We approach decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are typically 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of a rising rate environment. In general, the level of short-term investments is influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits and FHLB advances, funding of loan and lease growth when opportunities are presented and the level of our securities portfolio. Please refer to Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $20.7 million to $163.8 million at December 31, 2017 from $184.5 million at December 31, 2016. As of December 31, 2017, our total securities portfolio had a weighted average estimated maturity of approximately 3.5 years. The investment portfolio primarily consists of collateralized mortgage obligations and agency obligations and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the obligations we hold are guaranteed by the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal obligations prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
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

The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility movements than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2017, we recognized unrealized holding losses of $1.2 million before income taxes through other comprehensive income. These losses were the result of the increase in interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2017. As of December 31, 2017 no securities were classified as trading securities.
At December 31, 2017, $2.8 million of our mortgage-related securities were pledged to secure our various obligations, including interest rate swap contracts.
The table below sets forth information regarding the amortized cost and fair values of our securities at the dates indicated.

	As of December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$999	$1,000	$6,298	$6,295	$8,047	$8,017
Municipal obligations	9,494	9,414	8,246	8,156	4,278	4,283
Asset-backed securities	—	—	1,116	1,081	1,327	1,269
Collateralized mortgage obligations - government issued	22,313	22,249	30,936	31,213	43,845	44,543
Collateralized mortgage obligations - government-sponsored enterprises	91,480	90,305	99,865	99,148	82,707	82,436
Other securities	3,040	3,037	—	—	—	—
	$127,326	$126,005	$146,461	$145,893	$140,204	$140,548

	As of December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	$1,490	$1,497	$1,494	$1,495	$1,485
Municipal obligations	21,680	21,822	21,173	21,157	16,038	16,365
Collateralized mortgage obligations - government issued	9,072	8,943	9,148	9,127	11,718	11,709
Collateralized mortgage obligations - government-sponsored enterprises	5,527	5,441	6,794	6,742	8,031	7,999
	$37,778	$37,696	$38,612	$38,520	$37,282	$37,558

U.S. government agency obligations - government-sponsored enterprises represent securities issued by the FHLMC and FNMA. Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. government. Collateralized mortgage obligations - government issued represent securities guaranteed by GNMA. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2017, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2017, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties. Yields on tax-exempt obligations have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	—%	$1,000	2.04%	$—	—%	$—	—%	$1,000
Municipal obligations	4,468	1.04	3,105	1.23	1,348	1.60	493	2.20	9,414
Collateralized mortgage obligations - government issued	—	—	—	—	6,954	2.97	15,295	2.46	22,249
Collateralized mortgage obligations - government-sponsored enterprises	22	2.45	6,864	2.08	27,340	1.94	56,079	2.27	90,305
Other securities	590	1.20	2,447	2.27	—	—	—	—	3,037
	$5,080		$13,416		$35,642		$71,867		$126,005

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	1.07%	$—	—%	$—	—%	$—	—%	$1,499
Municipal obligations	—	—	10,673	2.00	10,058	2.20	949	2.69	21,680
Collateralized mortgage obligations - government issued	—	—	—	—	4,014	1.80	5,058	2.12	9,072
Collateralized mortgage obligations - government-sponsored enterprises	—	—	—	—	1,641	1.47	3,886	1.72	5,527
	$1,499		$10,673		$15,713		$9,893		$37,778
Derivative Activities
The Bank’s investment policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments or interest rate swaps with prior approval from the Board. The Bank utilizes, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2017 and 2016, the Bank did not hold any derivative instruments that were designated as fair value hedges. The derivative portfolio includes interest rate swaps offered directly to qualified commercial borrowers, which allow the Bank to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Bank economically hedges client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Bank to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked to market through earnings each period.
As of December 31, 2017, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $53.4 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between September 2018 and May 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. All of these commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $942,000, included in accrued interest receivable and other assets as of December 31, 2017. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between September 2018 and May 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within the Bank and are reported as a derivative liability of $942,000. The value of these swaps was included in accrued interest payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2017.
During the fourth quarter of 2017, the Corporation also entered into an interest rate swap to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. This derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. This instrument is designated as a cash flow hedge as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.
As of December 31, 2017, the aggregate notional value of the cash flow hedge, which matures in December 2027, was approximately $22.0 million. A pre-tax unrealized loss of $122,000 was recognized in accumulated other comprehensive income for the year ended December 31, 2017 with a corresponding amount reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $53.1 million, or 3.7%, to $1.483 billion at December 31, 2017 from $1.430 billion at December 31, 2016.
While we continue to have a concentration in commercial real estate (“CRE”) loans, the overall mix of our portfolio remained fairly consistent in 2017 when compared to 2016. Approximately 67.7% of our loan and lease portfolio was concentrated in CRE loans at December 31, 2017, primarily in our owner-occupied and non-owner-occupied classes, compared to 65.2% at December 31, 2016. Our CRE portfolio increased by $72.0 million, or 7.6%, to $1.018 billion at December 31, 2017 from $945.9 million at December 31, 2016. As of December 31, 2017, approximately 19.7% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio decreased $21.3 million, or 4.7%, to $429.0 million at December 31, 2017 from $450.3 million at December 31, 2016 reflecting specialty finance prepayments and continued competitive pressure amid soft overall commercial loan demand. The countercyclical nature of the asset-based lending business may result in increased payoffs and fees collected in lieu of interest in periods of economic stability, with increased loan fundings and interest income during weaker economic markets. Consequently, a slight decline was noted in the C&I component of our portfolio mix as approximately 28.5% of our loan and lease portfolio was comprised of C&I loans at December 31, 2017, compared to 31.0% at December 31, 2016. We continue to emphasize actively pursuing C&I loans as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit and trust and investment relationships which generate additional fee revenue.
While we continue to experience significant competition as banks operating in our primary geographic area attempt to deploy excess liquidity, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We continue to expect our new loan and lease activity to adequately replace amortization and to continue to grow at a modest pace in future years.
Credit underwriting primarily through a committee process is a key component of our operating philosophy. Business development officers have relatively low individual lending authority limits, and thus a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit or the related complexities of each proposal. In addition, we make every reasonable effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers or as other circumstances dictate.

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable at the dates indicated.

	As of December 31,
	2017		2016		2015		2014		2013
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$200,387	13.3%	$176,459	12.2%	$176,322	12.3%	$163,884	12.8%	$141,164	14.4%
Commercial real estate — non-owner occupied	470,236	31.3	473,158	32.6	436,901	30.5	417,962	32.6	341,695	34.8
Land development	40,154	2.7	56,638	3.9	59,779	4.2	56,836	4.4	40,946	4.2
Construction	125,157	8.3	101,206	7.0	100,625	7.0	64,324	5.0	27,762	2.8
Multi-family	136,978	9.1	92,762	6.4	80,254	5.6	72,578	5.7	62,758	6.4
1-4 family	44,976	3.0	45,651	3.1	50,304	3.5	36,182	2.8	30,786	3.1
Total commercial real estate	1,017,888	67.7	945,874	65.2	904,185	63.1	811,766	63.3	645,111	65.7
Commercial and industrial	429,002	28.5	450,298	31.0	472,193	33.0	416,654	32.5	293,552	29.9
Direct financing leases, net	30,787	2.1	30,951	2.1	31,093	2.2	34,165	2.7	26,065	2.7
Consumer and other:
Home equity and second mortgage	7,262	0.5	8,412	0.6	8,237	0.6	7,866	0.6	5,272	0.5
Other	18,099	1.2	16,329	1.1	16,319	1.1	11,341	0.9	11,972	1.2
Total consumer and other	25,361	1.7	24,741	1.7	24,556	1.7	19,207	1.5	17,244	1.8
Total gross loans and leases receivable	1,503,038	100.0%	1,451,864	100.0%	1,432,027	100.0%	1,281,792	100.0%	981,972	100.0%
Less:
Allowance for loan and lease losses	18,763		20,912		16,316		14,329		13,901
Deferred loan fees	1,443		1,189		1,062		1,025		1,021
Loans and leases receivable, net	$1,482,832		$1,429,763		$1,414,649		$1,266,438		$967,050
The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2017.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$27,389	$116,367	$56,631	$200,387	$115,067	$57,931
Non-owner occupied	80,544	252,436	137,256	470,236	294,060	95,631
Land development	29,102	11,052	—	40,154	8,695	2,357
Construction	26,731	46,108	52,318	125,157	47,022	51,404
Multi-family	10,846	74,979	51,153	136,978	90,743	35,389
1-4 family	10,228	27,690	7,058	44,976	32,755	1,993
Commercial and industrial	176,221	204,346	48,435	429,002	93,860	158,921
Direct financing leases	29	20,717	10,041	30,787	30,759	—
Consumer and other	5,503	18,333	1,525	25,361	16,082	3,776
	$366,593	$772,028	$364,417	$1,503,038	$729,043	$407,402

Commercial Real Estate. The Bank originates owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of up to five years and amortizations of up to 25 years on existing commercial real estate and new construction. The Bank also originates loans to construct commercial properties and complete land development projects. The Bank’s construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant.
Commercial real estate lending typically involves larger loan principal amounts than residential mortgage loans or consumer loans and, therefore, have the potential for larger losses on a per loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability. Of the $1.018 billion of commercial real estate loans outstanding as of December 31, 2017, $31.6 million were originated by our asset-based lending subsidiary.
Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $429.0 million of commercial and industrial loans outstanding as of December 31, 2017, $109.3 million were originated by our asset-based lending subsidiary, $6.2 million were originated by our factored receivable business line and $9.5 million were originated by our equipment finance and leasing subsidiary. The asset-based loans, including accounts receivable purchased on a full recourse basis, are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. The equipment finance loans may provide 100% financing.
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
Small Business Administration. As an SBA Preferred Lender, the Bank originates loans partially guaranteed by the SBA to small businesses under the 7(a) Loan Program. Historically we have sold the guaranteed portions of our SBA 7(a) loans in the secondary market and retained the non-guaranteed portions. As of December 31, 2017, the Corporation’s ownership of SBA loans that were included in the commercial and industrial loan portfolio was $36.8 million, while the amount included in the commercial real estate loan portfolio was $15.5 million.
Direct Financing Leases. Direct financing leases initiated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. As of December 31, 2017, the Bank had $30.8 million in net direct financing receivables outstanding.
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
Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Bank.
Asset Quality
Non-performing loans increased $1.2 million, or 4.7%, to $26.4 million at December 31, 2017 compared to $25.2 million at December 31, 2016.
Our total impaired assets consisted of the following as of the dates indicated.

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$7,021	$2,223	$2,907	$500	$339
Commercial real estate – non-owner occupied	34	1,609	1,678	286	283
Land development	2,626	3,440	4,393	4,932	5,422
Construction	2,872	2,918	397	—	—
Multi-family	—	—	2	17	31
1-4 family	1,161	1,937	2,550	690	521
Total non-accrual commercial real estate	13,714	12,127	11,927	6,425	6,596
Commercial and industrial	12,321	12,463	9,136	2,318	8,011
Direct financing leases, net	—	—	38	—	—
Consumer and other:
Home equity and second mortgage	—	—	542	329	453
Other	354	604	655	720	795
Total non-accrual consumer and other loans	354	604	1,197	1,049	1,248
Total non-accrual loans and leases	26,389	25,194	22,298	9,792	15,855
Foreclosed properties, net	1,069	1,472	1,677	1,693	333
Total non-performing assets	27,458	26,666	23,975	11,485	16,188
Performing troubled debt restructurings	332	717	1,735	2,003	371
Total impaired assets	$27,790	$27,383	$25,710	$13,488	$16,559
Total non-accrual loans and leases to gross loans and leases	1.76%	1.74%	1.56%	1.61%	1.55%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.83%	1.83%	1.67%	1.65%	1.72%
Total non-performing assets to total assets	1.53%	1.50%	1.35%	1.28%	1.28%
Allowance for loan and lease losses to gross loans and leases	1.25%	1.44%	1.14%	1.42%	1.69%
Allowance for loan and lease losses to non-accrual loans and leases	71.10%	83.00%	73.17%	87.68%	109.05%
As of December 31, 2017 and 2016, $8.8 million and $12.8 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $27.5 million, or 1.53% of total assets, as of December 31, 2017, an increase in non-performing assets of 3.0%, or $792,000, from December 31, 2016. Impaired loans and leases as of December 31, 2017 and 2016 also included $332,000 and $717,000, respectively, of loans that are performing troubled debt restructurings, which are considered impaired due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets increased slightly to 1.53% at December 31, 2017 from 1.50% at December 31, 2016.
As of December 31, 2017, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 98.7% of the total portfolio was in a current payment status. We also monitor our asset quality through our established categories as defined in Note 4 of our Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
In 2017, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
Additional information about impaired loans as of and for the years indicated was as follows:

	As of December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Impaired loans and leases with no impairment reserves	$16,975	$11,345	$15,175	$11,270	$8,200
Impaired loans and leases with impairment reserves required	9,746	14,566	8,858	525	8,026
Total impaired loans and leases	26,721	25,911	24,033	11,795	16,226
Less: Impairment reserve (included in allowance for loan and lease losses)	4,491	5,599	1,113	290	402
Net impaired loans and leases	$22,230	$20,312	$22,920	$11,505	$15,824
Average impaired loans and leases	$33,164	$22,986	$11,443	$14,474	$12,084

	For the years ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Interest income attributable to impaired loans and leases	$2,695	$1,617	$750	$870	$887
Less: Interest income recognized on impaired loans and leases	454	614	87	740	221
Net foregone interest income on impaired loans and leases	$2,241	$1,003	$663	$130	$666
Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals as appropriate. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2017. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future, which may require additional charge-offs or specific reserves to be recorded. Smaller balance loans (individually less than $50,000) are collectively evaluated for impairment as allowed under applicable accounting standards.
Foreclosed properties are recorded at the lower of cost or net realizable value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan and lease losses prior to the transfer to foreclosed property. The fair value is based on an appraisal, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or a verifiable offer to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $1.1 million as of December 31, 2017, compared to $1.5 million as of December 31, 2016. We recorded impairment losses of approximately $403,000, $7,000 and $36,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Net gain on sales of existing foreclosed property inventory was $547,000 for the year ended December 31, 2017, which reflected the sale of the Corporation’s previously disclosed Overland Park full-service banking location during the fourth quarter of 2017. Net losses on sales were $115,000 for the year ended December 31, 2016 compared to net gains of $207,000 for the year ended December 31, 2015. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim ownership rights to the properties.
A summary of foreclosed properties activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance at the beginning of the period	$1,472	$1,677	$1,693
Transfer of loans to foreclosed properties, at lower of cost or fair value	1,112	—	341
Impairment adjustments	(403)	(7)	(36)
Net book value of properties sold	(1,112)	(198)	(321)
Balance at the end of the period	$1,069	$1,472	$1,677
Allowance for Loan and Lease Losses
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.25% as of December 31, 2017 and 1.44% as of December 31, 2016. Non-accrual loans and leases as a percentage of gross loans and leases increased slightly to 1.76% at December 31, 2017 compared to 1.74% at December 31, 2016. During the year ended December 31, 2017, we recorded net charge-offs on impaired loans and leases of approximately $8.3 million, which included $8.8 million of charge-offs and $519,000 of recoveries. During the year ended December 31, 2016, we recorded net charge-offs on impaired loans and leases of approximately $3.2 million, which included $3.6 million of charge-offs and $372,000 of recoveries.
As of December 31, 2017 and 2016, our allowance for loan and lease losses to total non-accrual loans and leases was 71.10% and 83.00%, respectively. This ratio decreased primarily due to the collateral positions related to additional non-accrual loans and leases outstanding during 2017. Despite a $1.3 million increase in non-accrual loans and leases, specific reserves related to non-accrual loans and leases decreased $1.1 million. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2017.
To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments with similar risk characteristics. First, we evaluate loans and leases for potential impairment classification. We analyze each loan and lease identified as impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. For each segment of loans and leases that has not been individually evaluated, management segregates the Bank’s loss factors into a quantitative general reserve component based on historical loss rates throughout the defined look back period. The quantitative general reserve component also considers an estimate of the historical loss emergence period, which is the period of time between the event that triggers the loss to the charge-off of that loss. The methodology also focuses on evaluation of several qualitative factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries and other qualitative factors that could affect credit losses.
When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of December 31, 2017 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have been stable or improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
As a result of our review process, we have concluded that an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $18.8 million, or 1.25% of gross loans and leases, at December 31, 2017. Taking into consideration net charge-offs of $8.3 million, the required provision for loan and lease losses was $6.2 million for the year ended December 31, 2017. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Allowance at beginning of period	$20,912	$16,316	$14,329	$13,901	$15,400
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(9)	(41)	—	—	—
Commercial real estate — non-owner occupied	(80)	—	(653)	(631)	(792)
Construction and land development	—	(948)	—	—	(71)
Multi-family	—	—	—	—	—
1-4 family	(38)	(205)	(120)	—	(33)
Commercial and industrial	(8,621)	(2,273)	(701)	(600)	(14)
Direct financing leases	—	—	—	—	—
Consumer and other
Home equity and second mortgage	—	(114)	(32)	—	—
Other	(92)	(13)	(7)	(2)	(4)
Total charge-offs	(8,840)	(3,594)	(1,513)	(1,233)	(914)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	42	—	2	8	1
Commercial real estate — non-owner occupied	2	74	—	5	61
Construction and land development	102	129	70	—	281
Multi-family	—	—	—	14	—
1-4 family	7	71	32	17	10
Commercial and industrial	323	91	5	369	11
Direct financing leases	—	—	—	—	5
Consumer and other
Home equity and second mortgage	3	4	4	12	5
Other	40	3	1	—	—
Total recoveries	519	372	114	425	374
Net charge-offs	(8,321)	(3,222)	(1,399)	(808)	(540)
Provision for loan and lease losses	6,172	7,818	3,386	1,236	(959)
Allowance at end of period	$18,763	$20,912	$16,316	$14,329	$13,901
Net charge-offs as a percent of average gross loans and leases	0.57%	0.22%	0.10%	0.08%	0.06%

We review our methodology and periodically adjust allocation percentages of the allowance by segment, as reflected in the following table. Within the specific categories, certain loans or leases have been identified for specific reserve allocations as well as the whole category of that loan type or lease being reviewed for a general reserve based on the foregoing analysis of trends and overall balance growth within that category.

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.  The allocation of the allowance by segment is management’s best estimate of the inherent risk in the respective loan segments. Despite the specific allocation noted in the table below, the entire allowance is available to cover any loss.

	As of December 31,
	2017		2016		2015		2014		2013
	Balance	(a)	Balance	(a)	Balance	(a)	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease segments:
Commercial real estate	$10,131	1.00%	$12,384	1.31%	$11,220	1.24%	$8,619	1.06%	$9,055	1.40%
Commercial and industrial	8,225	1.79%	7,970	1.66%	4,387	0.87%	5,492	1.22%	4,573	1.43%
Consumer and other	407	1.60%	558	2.26%	709	2.89%	218	1.14%	273	1.58%
Total allowance for loan and lease losses	$18,763	1.25%	$20,912	1.44%	$16,316	1.14%	$14,329	1.12%	$13,901	1.42%

(a)	Allowance for loan losses category as a percentage of total loans by category.
The allowance for loan and lease losses allocated to the commercial real estate portfolio decreased in 2017 primarily due to the reversal of a $1.8 million specific reserve based on the full repayment of the aforementioned Kansas City-based construction loan. This segment also benefited from a net recovery position during 2017, which reduced the historical loss rates applied to the quantitative general reserve. The allowance for loan and lease losses allocated to the commercial and industrial portfolio increased in both 2017 and 2016. These increases were primarily due to elevated specific reserves, as well as 2017 and 2016 net charge-offs of $8.3 million and $2.2 million, respectively, which increased the historical loss rates applied to the quantitative general reserve.
Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions and other factors as of December 31, 2017, there can be no assurance that future adjustments to the allowance will not be necessary.
Deposits
As of December 31, 2017, deposits decreased by $144.5 million to $1.394 billion from $1.539 billion at December 31, 2016. The decrease in deposits was primarily due to a decrease in the level of wholesale deposits, specifically brokered certificates of deposit and deposits gathered through internet deposit listing services, which declined by $108.7 million to $308.0 million at December 31, 2017 from $416.7 million at December 31, 2016. Consistent with our funding philosophy to match-fund long-term fixed rate loans with the most cost effective source of wholesale funds, in 2017 we began replacing maturing brokered certificate of deposit with the more cost effective FHLB advances in order to lower our FDIC assessment rate. While we expect to continue this strategy in 2018, we do not expect brokered certificates of deposit as a percentage of total assets to go below 10%.
The following table presents the composition of the Bank’s consolidated deposits at the dates indicated.

	As of December 31,
	2017		2016		2015		2014		2013
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$277,445	19.9%	$252,638	16.4%	$231,199	14.7%	$204,328	14.2%	$151,275	13.4%
Interest-bearing transaction accounts	217,625	15.6	183,992	12.0	165,921	10.5	104,199	7.2	77,004	6.8
Money market accounts	515,077	36.9	627,090	40.8	612,642	38.8	575,766	40.0	456,065	40.4
Certificates of deposit	76,199	5.5	58,454	3.8	79,986	5.1	126,635	8.8	51,979	4.6
Wholesale deposits	307,985	22.1	416,681	27.1	487,483	30.9	427,340	29.8	393,532	34.8
Total deposits	1,394,331	100.0%	1,538,855	100.0%	1,577,231	100.0%	1,438,268	100.0%	1,129,855	100.0%
Deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash and our ability to service and maintain existing and new client relationships. Deposits continue to be the primary source of the Bank’s funding for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts and time deposits. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors and the interest rates charged on other sources of funds, among other factors.
Our strategic efforts continue to be focused on adding in-market relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Bank’s in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Average in-market deposits for the year ended December 31, 2017 were approximately $1.097 billion, or 70.15% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to average in-market deposits of $1.124 billion, or 69.98% of total bank funding, for 2016. Refer to Note 8 - Deposits in our Consolidated Financial Statements for additional information regarding our deposit composition.
The following table sets forth the amount and maturities of the Bank’s certificates of deposit and wholesale deposits at December 31, 2017.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$5,948	$8,682	$10,532	$1,530	$26,692
1.00% to 1.99%	21,777	48,092	76,941	152,494	299,304
2.00% to 2.99%	—	—	—	58,188	58,188
	$27,725	$56,774	$87,473	$212,212	$384,184
At December 31, 2017, time deposits included $13.4 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $1.0 million are scheduled to mature in three months or less, $4.9 million in greater than three through six months, $1.8 million in greater than six through twelve months and $5.7 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2017, $172.0 million are scheduled to mature in 2018, $74.8 million in 2019, $86.1 million in 2020, $21.5 million in 2021, $4.8 million in 2022 and $25.0 million thereafter. As of December 31, 2017, we have $49.0 million of wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 3-18 years with options to call after the first six to twelve months of issuing the certificates with monthly, quarterly or semi-annually call options thereafter.

Borrowings
We had total borrowings of $217.9 million as of December 31, 2017, an increase of $148.2 million, or 212.7%, from $69.7 million at December 31, 2016. The primary reason for the increase in borrowings was due to the increase in FHLB advances consistent with our funding philosophy to match-fund long-term fixed rate loans with the most efficient and cost effective source of wholesale funds.
Consistent with our funding philosophy to use the most efficient and cost effective source of wholesale funds, we expect the balance of FHLB advances to increase in future periods as we continue to reduce our brokered certificate of deposit portfolio to help reduce the recent increase in our FDIC insurance assessment rate resulting from the FDIC’s revised methodology made effective July 1, 2016. Our operating range of wholesale funds to total bank funding is 30%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. At December 31, 2017, the ratio of wholesale funds to total bank funding was 31.2%. We will use FHLB advances in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds.
The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2017			December 31, 2016			December 31, 2015
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$66	1.22%	$—	$178	0.92%	$—	$237	0.86%
FHLB advances	183,500	105,276	1.40	33,578	14,485	0.97	8,198	14,779	0.75
Line of credit	10	328	3.64	1,010	2,079	3.26	1,592	678	9.66
Other borrowings(1)	675	1,241	14.50	2,590	1,739	7.64	2,510	1,619	3.18
Subordinated notes payable	23,713	23,161	6.93	22,498	22,467	7.13	22,440	22,410	7.14
Junior subordinated notes	10,019	10,011	11.11	10,004	9,997	11.07	9,990	9,982	11.14
	$217,917	$140,083	3.14	$69,680	$50,945	6.03	$44,730	$49,705	5.94
Short-term borrowings	$37,010			$20,588			$7,010
Long-term borrowings	180,907			49,092			37,720
	$217,917			$69,680			$44,730

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.
The following table sets forth maximum amounts outstanding at each month-end for specific types of short-term borrowings for the periods indicated. The maximum month-end balance has been the result of using advances with original maturities of up to 30 days to accommodate the orderly issuance of permanent wholesale funds, either in the form of brokered certificates of deposit or FHLB advances.

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Maximum month-end balance:
FHLB advances	$49,000	$45,500	$29,000
Stockholders’ Equity
As of December 31, 2017, stockholders’ equity was $169.3 million, or 9.4% of total assets, compared to stockholders’ equity of $161.7 million, or 9.1% of total assets, as of December 31, 2016. Stockholders’ equity increased by $7.6 million during the year ended December 31, 2017 attributable to net income of $11.9 million for the year ended December 31, 2017, partially offset by dividend declarations of $4.5 million.

Non-bank Consolidated Subsidiaries
First Madison Investment Corp. FMIC is a wholly-owned operating subsidiary of FBB incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $154.3 million at December 31, 2017, gross loans outstanding were $29.9 million and net income for the year ended December 31, 2017 was $1.8 million. This compares to a total investment of $153.0 million, no gross loans and net income of $1.6 million at and for the year ended December 31, 2016.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based financing company established to meet the financing needs of companies that are generally unable to obtain traditional commercial lending products. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged or undergoing a turn-around period. Through its FBF division, FBCC purchases accounts receivable on a full recourse basis as one additional alternative to meet the financing needs of its client base. FBB’s investment in FBCC at December 31, 2017 was $38.7 million, gross loans outstanding were $147.1 million and net income for the year ended December 31, 2017 was $3.1 million. This compares to a total investment of $35.5 million, gross loans of $151.7 million and net income of $4.6 million at and for the year ended December 31, 2016.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small- and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2017 was $7.1 million, gross loans and leases outstanding were $40.4 million and a net loss of $55,000 for the year ended December 31, 2017. This compares to a total investment of $7.1 million, gross loans and leases outstanding of $42.5 million and net loss of $98,000 at and for the year ended December 31, 2016.
Rimrock Road Investment Fund, LLC. Rimrock, formerly known as FBB Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits. FBB’s total investment in Rimrock at December 31, 2017 was $2.8 million and Rimrock had net income of $15,000 for the year ended December 31, 2017. This compares to a total investment of $2.8 million and net income of $1,000 at and for the year ended December 31, 2016.
BOC Investment, LLC. BOC is a wholly-owned subsidiary of FBB and was formed in 2015 for the purpose of holding its equity investment in a Madison, Wisconsin historic development project. The investment provided federal historic tax credits upon the completion of the restoration project. FBB’s total investment in BOC at December 31, 2017 was $4.0 million and BOC had net income of $131,000 for the year ended December 31, 2017. This compares to a total investment of $3.9 million and a net income of $422,000 at and for the year ended December 31, 2016.
Mitchell Street Apartments Investment, LLC. Mitchell is a wholly-owned subsidiary of FBB and was formed in 2016 for the purpose of holding its equity investment in a Milwaukee, Wisconsin historic development project. The investment provided federal and state historic tax credits upon the completion of the restoration project. FBB’s total investment in Mitchell at December 31, 2017 was $1.4 million and Mitchell had $803,000 net income for the year ended December 31, 2017. This compares to a total investment of $563,000 and a no net income at and for the year ended December 31, 2016.
ABKC Real Estate, LLC. ABKCRE is a wholly-owned subsidiary of FBB and was formed for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. ABKCRE was established in 2017. FBB’s total investment in ABKCRE at December 31, 2017 was $1.2 million and a net loss of $238,000 for the year ended December 31, 2017.
FBB Tax Credit Investment, LLC. FBB Tax Credit, formerly known as FBB-Milwaukee Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2012 for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. In 2017, FBB Tax Credit’s purpose was changed to facilitate investments in federal and state tax credits.
LIQUIDITY AND CAPITAL RESOURCES
We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit and dividends received from the Bank. While the Bank is subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2017 were the interest payments due on subordinated and junior subordinated notes. During 2017 and 2016, FBB declared and paid dividends totaling $13.5 million and $7.0 million, respectively. The capital ratios of the Corporation and its subsidiaries met all applicable regulatory capital adequacy requirements in effect on December 31, 2017, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that went into effect January 1, 2016. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary source of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale and our unencumbered pledged loans. As of December 31, 2017 and 2016, our immediate on-balance-sheet liquidity was $401.1 million and $543.1 million, respectively. At December 31, 2017 and 2016, the Bank has $17.7 million and $40.9 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin. The decline in on-balance-sheet liquidity is primarily attributable to the decrease in cash held on deposit with the FRB and the increased use of FHLB advances.
We had $491.5 million of outstanding wholesale funds at December 31, 2017, compared to $450.3 million of wholesale funds as of December 31, 2016, which represented 31.2% and 28.6%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 30%-40%. The Bank was in compliance with its policy limits as of December 31, 2017.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2017. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2017, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2017, operating activities resulted in a net cash inflow of $22.4 million. Operating cash flows included net income of $11.9 million and a provision for loan and leases losses of $6.2 million. Net cash used in investing activities for the year ended December 31, 2017 was $46.4 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash used in financing activities for the year ended December 31, 2017 was $1.0 million.
Refer to Note 10 - Stockholders’ Equity and Regulatory Capital for a summary of the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2017 and 2016.
OFF-BALANCE-SHEET ARRANGEMENTS
Commitments
As of December 31, 2017, the Bank had outstanding commitments to originate $498.0 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $13.8 million. As of December 31, 2017, the Bank had $283.9 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2017. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Bank also utilizes interest rate swaps for the purposes of interest rate risk management, as described further in Note 17 – Derivative Financial Instruments to the Consolidated Financial Statements.
Additionally the Corporation has remaining commitments of $960,000 to Aldine Capital Fund, LP (“Aldine”) and $1.5 million to Aldine Capital Fund II, LP (“Aldine II”), which are private equity mezzanine funding limited partnerships in which we have invested. Aldine began its operations in October 2006 and Aldine II began its operations in March 2013.
We believe adequate capital and liquidity are available from various sources to fund projected commitments.

Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2017:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In Thousands)
Operating lease obligations	$1,648	$3,121	$2,807	$4,820	$12,396
Time deposits	171,972	160,930	26,295	24,987	384,184
Line of credit	10	—	—	—	10
Subordinated notes payable	—	—	—	23,713	23,713
Junior subordinated notes	—	—	—	10,019	10,019
FHLB advances	37,000	121,000	12,000	13,500	183,500
Other borrowings	—	—	—	675	675
Total contractual obligations	$210,630	$285,051	$41,102	$77,714	$614,497
SBA Recourse
In the ordinary course of business, the Corporation sells the guaranteed portions of SBA loans to third parties. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty.
Management has assessed the estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $2.8 million at December 31, 2017. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. See Note 18 – Commitments and Contingencies for additional information on the SBA recourse reserve.

2016 COMPARED TO 2015
Top Line Revenue
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
Return on Average Assets and Return on Average Equity
ROAA was 0.82% for the year ended December 31, 2016 compared to 0.97% for the year ended December 31, 2015. The decrease in ROAA can be attributed principally to a decrease in earnings as net income decreased 9.7% during the same time period. The decrease in net income was primarily due to both the deterioration in credit quality and related increase in the provision for loan and leases losses, and our decision to temporarily slow SBA production while making investments in the SBA platform. This decrease was partially offset by the aforementioned elevated loan fees collected in lieu of interest. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the year ended December 31, 2016 was 9.40% compared to 11.36% for the year ended December 31, 2015. The primary reasons for the decrease in ROAE are consistent with the net income variance explanations discussed above. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
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
Net Interest Income
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
The overall weighted average rate paid on interest-bearing liabilities was 1.06% for the year ended December 31, 2016, an increase of two basis points from 1.04% for the year ended December 31, 2015. The moderate increase in the overall rate paid on interest-bearing liabilities was primarily caused by an increase in rate paid on our wholesale deposits and in-market certificates of deposit, partially offset by a reduction in the average rate paid on our money market accounts. Our continued success of attracting in-market non-interest bearing and interest-bearing demand deposits through new business relationships and increased client deposit balances mitigated the overall increase in our cost of funds driven by a steeper yield curve. The weighted average remaining maturity of our wholesale deposit portfolio remains consistent when compared to the same period in 2015, however, market rates increased moderately throughout 2016 as a result of the Federal Reserve raising rates in both December 2015 and December 2016.
Average in-market deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - increased 7.4% to $1.124 billion for the year ended December 31, 2016 from $1.047 billion for the year ended December 31, 2015.
Provision for Loan and Lease Losses
We recorded a provision for loan and lease losses in the amount of $7.8 million for the year ended December 31, 2016 as compared to $3.4 million for the year ended December 31, 2015. Provision for the year ended December 31, 2016 primarily reflected $8.2 million in specific reserves and net charge-offs related to five discrete Kansas City market loan relationships. This increase in provision for loan and leases losses was tempered by improvements in underlying credit metrics in the remaining loan and lease portfolio, as asset quality in our Wisconsin markets remained strong.
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
Gain on sale of SBA loans for the year ended December 31, 2016 totaled $4.4 million, an increase of $401,000, or 10.0%, from the same period in 2015, primarily attributable to greater than expected production in the first and second quarters of 2016.
Service charges on deposits increased by $178,000, or 6.3%, to $3.0 million for the year ended December 31, 2016, compared to $2.8 million for the year ended December 31, 2015. The increase in service charges on deposits is primarily due to our success of attracting in-market fee generating non-interest bearing and interest-bearing demand deposits through new business relationships and increased client deposit balances.
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
Professional fees expense decreased by $862,000, or 17.6%, to $4.0 million for the year ended December 31, 2016 from $4.9 million for the year ended December 31, 2015. The decrease was consistent with management’s expectations as technology platforms introduced in 2015 were largely put in place in 2016. Management will evaluate additional technology platforms and expand the capabilities of existing platforms going forward as we continue to strategically focus on scaling the Corporation to efficiently execute our growth strategy. For the year ended December 31, 2016, professional fees and fees paid to outside service providers specifically related to information technology (“IT”) projects decreased $508,000 and $439,000, respectively. In addition, fees paid for audit assurance and tax compliance decreased by $126,000. These decreases in professional fees were partially offset by a $391,000 increase in consulting services related to SBA strategic planning and loan review, and website development.
Data processing expense increased by $920,000, or 38.7%, to $3.3 million for the year ended December 31, 2016 from $2.4 million for the year ended December 31, 2015. The increase is principally due to a one-time fee of $794,000 to terminate FBB-KC’s existing core banking system vendor agreement.
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

During 2016, in accordance with the applicable accounting guidance, the Corporation recognized $3.3 million in nonrecurring expense due to impairment of a historic tax credit investment, which corresponded with the recognition of $3.8 million in tax credits, providing a net benefit to after-tax earnings of $450,000 for the year ended December 31, 2016. In addition, 2016 expenses included the recognition of $2.1 million in SBA recourse provision for estimated losses in the outstanding guaranteed portions of SBA loans sold. As a result of negative trends in credit quality, the Corporation performed a proactive and rigorous eligibility review of its SBA loan guarantees during 2016. No SBA recourse provision was recognized for the same period in 2015.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Corporation’s financial position or results of operations. Actual results could differ from those estimates. Discussed below are certain policies that are critical to the Corporation. We view critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods which may include additional assumptions and estimates. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our Consolidated Financial Statements. We may over-estimate the quality of the loan and lease portfolio, resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we may under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on monthly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, our estimate of the fair value of the underlying collateral taking into consideration various valuation techniques and qualitative adjustments to inputs to those estimates of fair value, the strength and availability of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2017 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test on July 1, 2017, utilizing a qualitative assessment, and concluded that it is more likely than not that FBB-KC’s estimated fair value exceeded its carrying value. Due to management’s decision to temporarily slow SBA production while investments to enhance the platform were made and the slower than expected ramp up of production during the fourth quarter, management elected to again assess goodwill on November 30, 2017 by comparing the fair value of FBB-KC to its carrying value. Based on this assessment, management concluded that there was no evidence of goodwill impairment. There were no events since the November 2017 impairment test that have changed the Corporation's impairment assessment conclusion. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 6 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
Income Taxes. The Corporation and its wholly owned subsidiaries file a consolidated federal income tax return, a combined Wisconsin state tax return and a Kansas state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analysis of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences, and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Effective January 1, 2018, the enactment of the Act reduced the corporate federal income tax rate to 21% from 35%, which required the Corporation to revalue its deferred taxes as of December 31, 2017. The revaluation resulted in an additional $629,000 income tax expense during the fourth quarter of 2017.
We have made our best estimate of valuation allowances utilizing available evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine if valuation allowances were needed for deferred tax assets. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations. The Corporation believes the tax assets and liabilities are properly recorded in the Consolidated Financial Statements. See also Note 16 – Income Taxes in the Consolidated Financial Statements.

The federal and state taxing authorities who make assessments based on their determination of tax laws may periodically review our interpretation of federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of examinations by taxing authorities.
SBA Recourse Reserve. The SBA recourse reserve represents management’s estimate of losses associated with the guaranteed portions of sold SBA loans. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. We estimate the SBA recourse reserve balance and the related SBA recourse provision by individually analyzing the eligibility of the guaranty for impaired loans that present a collateral shortfall, as well as by evaluating several factors to estimate probable losses within the remaining performing portion of the sold portfolio.
Although we believe that the SBA recourse reserve was appropriate as of December 31, 2017, future adjustments may be necessary based on changes to impaired loans, the fair value estimate of the underlying collateral and the Corporation’s ability to originate, fund or service sold SBA loans in accordance with SBA regulations. In addition, the SBA’s ultimate conclusion on the eligibility of a guaranty may be inconsistent with management’s best estimate. See Note 1 - Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for further discussion of the SBA recourse reserve.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk is interest rate risk, which arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Bank’s Asset/Liability Management Committee, in accordance with policies approved by the Bank’s Board. The committee meets regularly to review the sensitivity of the Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
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
The sensitivity analysis included below is measured as a percentage change in net interest income for the next 12 months due to instantaneous movements in benchmark interest rates from a baseline scenario. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. The reduction in expected benefit from instantaneous rate changes is principally due to the assumption that the Bank’s deposit price sensitivity will be greater in 2018 than it was in 2017.

	Impact on Net Interest Income as of December 31,
Instantaneous Rate Change in Basis Points	2017	2016
Down 50	(0.16)%	0.01%
No Change	—%	—%
Up 100	1.38%	5.34%
Up 200	3.01%	10.95%
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

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2017, our interest-bearing liabilities have the general characteristics that will allow them to reprice faster than interest-earning assets over the next 12 months while our interest-earning assets will reprice faster than interest-bearing-liabilities thereafter. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization.
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Wholesale certificates of deposit and FHLB advances are a significant source of our funding and we use a variety of maturities to augment our management of interest rate exposure. In addition, management has the authorization, as permitted within applicable approved policies, and ability to utilize various derivative instruments should they be appropriate to manage interest rate exposure.
The following table illustrates our static gap position at December 31, 2017.

	Estimated Maturity or Repricing at December 31, 2017
	Within 3 Months	3-12 Months	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Assets:
Short-term investments	$35,481	$—	$—	$—	$35,481
Investment securities	6,544	26,503	93,744	37,872	164,663
Commercial loans	218,017	28,088	75,968	6,283	328,356
Real estate loans	333,742	86,250	385,445	177,524	982,961
Asset-based loans	145,388	—	—	—	145,388
Lease receivables	878	5,297	13,824	2,234	22,233
Consumer loans	2,008	337	499	—	2,844
Total earning assets(1)	$742,058	$146,475	$569,480	$223,913	$1,681,926
Liabilities:
Interest-bearing transaction	$217,625	$—	$—	$—	$217,625
Money market accounts	515,078	—	—	—	515,078
Time deposits under $250,000	14,854	149,610	182,068	24,988	371,520
Time deposits $250,000 and over	998	6,509	5,157	—	12,664
FHLB advances	5,000	10,000	133,000	35,500	183,500
Short-term borrowings	10	—	—	—	10
Long-term debt(2)	—	—	15,675	19,405	35,080
Total interest-bearing liabilities	$753,565	$166,119	$335,900	$79,893	$1,335,477
Interest rate gap	$(11,507)	$(19,644)	$233,580	$144,020	$346,449
Cumulative interest rate gap	$(11,507)	$(31,151)	$202,429	$346,449
Cumulative interest rate gap to total earning assets	(0.68)%	(1.85)%	12.04%	20.60%

(1)	Excludes non-interest sensitive balances and balances with indeterminate maturities.

(2)	Excludes debt issuance costs.

The following table illustrates our static gap position at December 31, 2016.

	Estimated Maturity or Repricing at December 31, 2016
	Within 3 Months	3-12 Months	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Assets:
Short-term investments	$61,941	$—	$980	$—	$62,921
Investment securities	8,395	16,536	143,267	16,148	184,346
Commercial loans	211,799	28,226	83,867	10,296	334,188
Real estate loans	343,584	92,890	365,379	120,853	922,706
Asset-based loans	151,872	—	—	—	151,872
Lease receivables	829	3,864	13,907	1,216	19,816
Consumer loans	1,217	337	655	—	2,209
Total earning assets(1)	$779,637	$141,853	$608,055	$148,513	$1,678,058
Liabilities:
Interest-bearing transaction	$183,992	$—	$—	$—	$183,992
Money market accounts	627,090	—	—	—	627,090
Time deposits under $250,000	23,611	116,461	295,313	31,647	467,032
Time deposits $250,000 and over	2,516	2,554	3,033	—	8,103
FHLB advances	78	19,500	14,000	—	33,578
Short-term borrowings	1,010	—	—	—	1,010
Long-term debt(2)	9,841	—	15,675	10,315	35,831
Total interest-bearing liabilities	$848,138	$138,515	$328,021	$41,962	$1,356,636
Interest rate gap	$(68,501)	$3,338	$280,034	$106,551	$321,422
Cumulative interest rate gap	$(68,501)	$(65,163)	$214,871	$321,422
Cumulative interest rate gap to total earning assets	(4.08)%	(3.88)%	12.80%	19.15%

(1)	Excludes non-interest sensitive balances and balances with indeterminate maturities.

(2)	Excludes debt issuance costs.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$17,059	$14,596
Short-term investments	35,480	62,921
Cash and cash equivalents	52,539	77,517
Securities available-for-sale, at fair value	126,005	145,893
Securities held-to-maturity, at amortized cost	37,778	38,612
Loans held for sale	2,194	1,111
Loans and leases receivable, net of allowance for loan and lease losses of $18,763 and $20,912, respectively	1,482,832	1,429,763
Premises and equipment, net	3,156	3,772
Foreclosed properties	1,069	1,472
Bank-owned life insurance	40,323	39,048
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,670	2,131
Goodwill and other intangible assets	12,652	12,773
Accrued interest receivable and other assets	29,848	28,607
Total assets	$1,794,066	$1,780,699
Liabilities and Stockholders’ Equity
Deposits	$1,394,331	$1,538,855
Federal Home Loan Bank advances and other borrowings	207,898	59,676
Junior subordinated notes	10,019	10,004
Accrued interest payable and other liabilities	12,540	10,514
Total liabilities	1,624,788	1,619,049
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,021,985 and 8,959,239 shares issued, 8,763,539 and 8,715,856 shares outstanding at December 31, 2017 and 2016, respectively	90	90
Additional paid-in capital	78,620	77,542
Retained earnings	98,906	91,317
Accumulated other comprehensive loss	(1,238)	(522)
Treasury stock, 258,446 and 243,383 shares at December 31, 2017 and 2016, respectively, at cost	(7,100)	(6,777)
Total stockholders’ equity	169,278	161,650
Total liabilities and stockholders’ equity	$1,794,066	$1,780,699
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$71,960	$74,627	$69,135
Securities	3,148	2,845	2,962
Short-term investments	703	645	374
Total interest income	75,811	78,117	72,471
Interest expense
Deposits	10,805	11,716	10,877
Federal Home Loan Bank advances and other borrowings	3,285	1,958	1,842
Junior subordinated notes	1,112	1,115	1,112
Total interest expense	15,202	14,789	13,831
Net interest income	60,609	63,328	58,640
Provision for loan and lease losses	6,172	7,818	3,386
Net interest income after provision for loan and lease losses	54,437	55,510	55,254
Non-interest income
Trust and investment service fees	6,670	5,356	4,954
Gain on sale of Small Business Administration loans	1,591	4,400	3,999
Gain on sale of residential mortgage loans	26	590	729
Service charges on deposits	3,013	2,990	2,812
Loan fees	1,988	2,430	2,187
Increase in cash surrender value of bank-owned life insurance	1,250	974	960
Net (loss) gain on sale of securities	(403)	10	—
Swap fees	909	76	7
Other non-interest income	1,621	1,162	1,363
Total non-interest income	16,665	17,988	17,011
Non-interest expense
Compensation	31,663	31,545	28,543
Occupancy	2,088	2,019	1,973
Professional fees	4,063	4,031	4,893
Data processing	2,701	3,298	2,378
Marketing	2,109	2,338	2,585
Equipment	1,211	1,189	1,230
Computer software	2,723	2,160	1,649
FDIC insurance	1,388	1,472	920
Collateral liquidation costs	829	262	472
Net (gain) loss on foreclosed properties	(143)	122	(171)
Impairment of tax credit investments	2,784	3,691	—
SBA recourse provision	2,240	2,068	—
Other non-interest expense	3,215	2,238	2,902
Total non-interest expense	56,871	56,433	47,374
Income before income tax expense	14,231	17,065	24,891
Income tax expense	2,326	2,156	8,377
Net income	$11,905	$14,909	$16,514
Earnings per common share:
Basic	$1.36	$1.71	$1.90
Diluted	1.36	1.71	1.90
Dividends declared per share	0.52	0.48	0.44
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Net income	$11,905	$14,909	$16,514
Other comprehensive loss, before tax
Securities available-for-sale:
Unrealized securities losses arising during the period	(1,156)	(902)	(719)
Reclassification adjustment for net loss (gain) realized in net income	403	(10)	—
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	102	159	233
Interest rate swaps:
Unrealized losses on interest rate swaps arising during the period	(122)	—	—
Income tax benefit	279	311	188
Total other comprehensive loss	(494)	(442)	(298)
Comprehensive income	$11,411	$14,467	$16,216
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2014	8,671,854	$45	$74,963	$67,886	$218	$(5,364)	$137,748
Net income	—	—	—	16,514	—	—	16,514
Other comprehensive income	—	—	—	—	(298)	—	(298)
Common stock dividends	—	44	(44)	—	—	—	—
Exercise of stock options	24,000	—	300	—	—	—	300
Share-based compensation - restricted shares	45,347	—	1,063	—	—	—	1,063
Share-based compensation - tax benefits	—	—	267	—	—	—	267
Cash dividends ($0.44 per share)	—	—	—	(3,816)	—	—	(3,816)
Treasury stock purchased	(41,791)	—	—	—	—	(946)	(946)
Balance at December 31, 2015	8,699,410	89	76,549	80,584	(80)	(6,310)	150,832
Net income	—	—	—	14,909	—	—	14,909
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Share-based compensation - restricted shares	36,864	1	993	—	—	—	994
Cash dividends ($0.48 per share)	—	—	—	(4,176)	—	—	(4,176)
Treasury stock purchased	(20,418)	—	—	—	—	(467)	(467)
Balance at December 31, 2016	8,715,856	90	77,542	91,317	(522)	(6,777)	161,650
Net income	—	—	—	11,905	—	—	11,905
Other comprehensive loss	—	—	—	—	(494)	—	(494)
Share-based compensation - restricted shares	62,746	—	1,078	—	—	—	1,078
Cash dividends ($0.52 per share)	—	—	—	(4,538)	—	—	(4,538)
Treasury stock purchased	(15,063)	—	—	—	—	(323)	(323)
Deferred tax revaluation adjustment	—	—	—	222	(222)	—	—
Balance at December 31, 2017	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Operating activities
Net income	$11,905	$14,909	$16,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,747	(1,108)	1,158
Impairment of tax credit investments	2,784	3,691	—
Provision for loan and lease losses	6,172	7,818	3,386
Depreciation, amortization and accretion, net	1,562	1,515	(90)
Share-based compensation	1,078	994	1,063
Net loss (gain) on sale of available-for-sale securities	403	(10)	—
Gain on sale of historic development entity state tax credit	(210)	—	—
Increase in value of bank-owned life insurance policies	(1,250)	(974)	(960)
Origination of loans for sale	(69,966)	(71,965)	(70,254)
Sale of loans originated for sale	70,500	78,546	77,333
Gain on sale of loans originated for sale	(1,617)	(4,990)	(4,728)
Net (gain) loss on foreclosed properties, including impairment valuation	(143)	122	(171)
Excess tax benefit from share-based compensation	(66)	(142)	—
Returns on investments in limited partnerships	459	250	—
Net increase in accrued interest receivable and other assets	(2,857)	(3,861)	(1,033)
Net increase in accrued interest payable and other liabilities	1,907	1,367	1,002
Net cash provided by operating activities	22,408	26,162	23,220
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	38,241	43,745	42,899
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	3,808	3,882	4,349
Proceeds from sale of available-for-sale securities	40,144	5,227	—
Purchases of available-for-sale securities	(60,399)	(56,356)	(40,721)
Purchases of held-to-maturity securities	(3,016)	(5,191)	—
Proceeds from sale of foreclosed properties	1,659	83	528
Net increase in loans and leases	(59,033)	(22,385)	(155,204)
Investments in limited partnerships	(500)	(750)	—
Returns of investments in limited partnerships	97	541	459
Investment in historic development entities	(5,312)	(3,456)	(578)
Proceeds from sale of historic development entity state tax credit	2,764	—	—
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(16,275)	(1,308)	(1,352)
Proceeds from the sale of Federal Home Loan Bank Stock	12,736	2,020	849
Purchases of leasehold improvements and equipment, net	(1,242)	(584)	(789)
Purchases of bank owned life insurance policies	—	(9,750)	—
Premium payment on bank owned life insurance policies	(25)	(26)	(25)
Net cash used in investing activities	(46,353)	(44,308)	(149,585)
Financing activities
Net (decrease) increase in deposits	(144,486)	(38,256)	139,469
Repayment of Federal Home Loan Bank advances	(656,916)	(4,500)	(1,000)
Proceeds from Federal Home Loan Bank advances	806,916	30,000	—
Net (decrease) increase in short-term borrowed funds	(1,000)	(1,500)	1,500
Net (decrease) increase in long-term borrowed funds	(1,901)	998	918
Proceeds from issuance of subordinated notes payable	9,090	—	—
Repayment of subordinated notes payable	(7,875)	—	—
Excess tax benefit from share-based compensation	—	—	267
Cash dividends paid	(4,538)	(4,176)	(3,816)

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Exercise of stock options	—	—	300
Purchase of treasury stock	(323)	(467)	(946)
Net cash (used in) provided by financing activities	(1,033)	(17,901)	136,692
Net (decrease) increase in cash and cash equivalents	(24,978)	(36,047)	10,327
Cash and cash equivalents at the beginning of the period	77,517	113,564	103,237
Cash and cash equivalents at the end of the period	$52,539	$77,517	$113,564
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$14,872	$14,790	$13,639
Income taxes paid	2,160	5,554	5,668
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	12,896	11,504	4,336
Transfer from premises and equipment to foreclosed properties	1,113	—	—
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB”, or the “Bank”), has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in the Wisconsin and greater Kansas City markets. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
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
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value deemed to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2017 or 2016.
Discounts and premiums on securities are accreted and amortized into interest income using the effective yield method over the weighted average life of the securities.
Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Corporation does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-

than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
Loans Held for Sale. Residential real estate loans and the guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the statement of cash flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There was $2.2 million and $1.1 million in loans held for sale outstanding at December 31, 2017 and 2016, respectively.
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
Interest on non-impaired loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is considered impaired and placed on non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or lease is placed on non-accrual, the interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce the loan principal. If collectability of the contractual payments is not in doubt, payments may be applied to interest for interest amounts due on a cash basis. As soon as it is determined with certainty that the principal of an impaired loan or lease is uncollectable, either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan or lease is charged off. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time and when the ultimate collectability of total contractual principal and interest is no longer doubtful.
Transfers of assets, including but not limited to the guaranteed portions of SBA loans and participation interests in other originated loans, that upon completion of the transfer satisfy the conditions to be reported as a sale, including legal isolation, are derecognized from the Consolidated Financial Statements. Transfers of assets that upon completion of the transfer do not meet the conditions of a sale are recorded on a gross basis with a secured borrowing identified to reflect the amount of the transferred interest.
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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems appropriate to absorb probable and estimable losses inherent in the loan and lease portfolios. The methodology applied for determining inherent losses stems from current risk characteristics of the loan and lease portfolio, an assessment of individual impaired loans and leases, actual loss experience and adverse situations that may affect the borrower’s ability to repay. The methodology also focuses on evaluation of several factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries and other qualitative and quantitative factors that could affect credit losses. Impaired and other loans and leases have risk characteristics that are unique to an individual borrower and the loss must be estimated on an individual basis. Loans and leases that are not individually reviewed and measured for impairment are aggregated and historical loss statistics are primarily used to determine the risk of loss.
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
Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any decrease in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $97.7 million and $97.3 million as of December 31, 2017 and 2016, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of each of December 31, 2017 and 2016, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by these institutions. Alterra, previously as a state chartered member of the Federal Reserve Bank of Kansas City, was required to own shares of Federal Reserve Bank (“FRB”) stock. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to cost. At December 31, 2017 and 2016, the Bank had FHLB stock of $1.1 million and $1.8 million, respectively. Alterra had FRB stock of $1.1 million at December 31, 2016. The Corporation periodically evaluates its holding in FHLB and FRB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB and FRB stock during the year ended December 31, 2017 or 2016.

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
SBA Recourse Reserve. The Corporation establishes SBA recourse reserves on the guaranteed portions of sold SBA loans when it is probable that the guarantee may be ineligible. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets and consists of two components: (1) specific reserves for individually evaluated impaired loans that present a collateral shortfall where the guaranty associated with the sold portion of the SBA loan is determined to most likely be ineligible; and (2) general reserves for estimated probable losses on the remaining sold portfolio. The general reserve methodology is based on the evaluation of several factors, including but not limited to: credit quality trends within the SBA portfolio, changes in underlying collateral and the Corporation’s ability to originate, fund or service sold SBA loans in accordance with SBA regulations.
In the ordinary course of business, the Corporation sells the guaranteed portions of SBA loans to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management, servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults. See Note 18 for additional information on the SBA recourse reserve.
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
Derivative Instruments. The Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets, liabilities, future cash flows and economic hedges for written client derivative contracts. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash to the other party based on a notional amount and an underlying variable, as specified in the contract, and may be subject to master netting agreements.
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
All derivative instruments are to be carried at fair value on the Consolidated Balance Sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. In 2017 and 2016, the Corporation utilized interest rate swaps offered directly to qualified commercial borrowers, which did not qualify for hedge accounting, and therefore, all changes in fair value and gains and losses on these instruments were reported in earnings as they occurred. The effects of netting arrangements are disclosed within the Notes of the Consolidated Financial Statements.
During the fourth quarter of 2017, the Corporation also entered into an interest rate swap to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. This derivative contract was designated as a cash flow hedge as the receipt of floating interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in fair value of the hedging instrument was recorded in accumulated other comprehensive income.
Income Taxes. Deferred income tax assets and liabilities are computed for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, appropriate tax planning strategies and projections for future taxable income over the period which the deferred tax assets are deductible. When necessary, valuation allowances are established to reduce deferred tax assets to the realizable amount. Management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances.
Income tax expense or benefit represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The Corporation also invests in certain development entities that generate federal and state historic tax credits. The tax benefits associated with these investments are accounted for under the flow-through method and are recognized when the respective project is placed in service. The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Tax sharing agreements allocate taxes to each legal entity for the settlement of intercompany taxes. The Corporation applies a more likely than not standard to each of its tax positions when determining the amount of tax expense or benefit to record in its financial statements. Unrecognized tax benefits are recorded in other liabilities. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense.
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized holding gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2017, realized securities losses of $403,000 were reclassified out of accumulated other comprehensive income. Realized securities gains of $10,000 were reclassified out of accumulated other comprehensive income for the year ended December 31, 2016.
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
Share-Based Compensation. As noted below within the “Recent Accounting Pronouncements” section, the Corporation early adopted ASU No. 2016-09 on October 1, 2016 with an effective date of January 1, 2016. Upon vesting of restricted share awards subject to ASU No. 2016-09, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income. Excess tax benefits are included in other operating activities and taxes paid related to net share settlement of equity awards in financing activities within the Consolidated Statements of Cash Flows. The Corporation elected to account for forfeitures as they occur. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. See Note 12 for additional information on share-based compensation.

Recent Accounting Pronouncements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April, May and December 2016, the FASB also issued ASU No. 2016-10, No. 2016-12 and No. 2016-20, respectively, related to Topic 606. The amendments do not change the core principals of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original ASU. The Corporation intends to adopt the accounting standards during the first quarter of 2018, as required. The Corporation conducted its assessment of the primary contracts subject to the guidance, including trust and asset management fees, brokerage commissions and deposit service charges. The Corporation has concluded that the adoption of the accounting standard will not have a material impact on the Corporation’s existing revenue recognition practices or on its results of operations, financial position and liquidity.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, and any other financial asset not excluded from the scope that have the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The Corporation intends to adopt the accounting standard during the first quarter of 2020, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity. A cross-functional team has been established to assess and implement the standard.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).” The ASU intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. It also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Corporation adopted the standard in the fourth quarter of 2017 with no material impact on its results of operations, financial position and liquidity.

Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $17.1 million and $14.6 million at December 31, 2017 and 2016, respectively. Required reserves in the form of either vault cash or deposits held at the FRB were $16.8 million and $6.4 million at December 31, 2017 and 2016, respectively. FRB balances were $17.7 million and $40.9 million at December 31, 2017 and 2016, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $35.5 million and $62.9 million at December 31, 2017 and 2016, respectively.

Note 3 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$999	$1	$—	$1,000
Municipal obligations	9,494	2	(82)	9,414
Collateralized mortgage obligations - government issued	22,313	149	(213)	22,249
Collateralized mortgage obligations - government-sponsored enterprises	91,480	24	(1,199)	90,305
Other securities	3,040	3	(6)	3,037
	$127,326	$179	$(1,500)	$126,005

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$6,298	$7	$(10)	$6,295
Municipal obligations	8,246	2	(92)	8,156
Asset-backed securities	1,116	—	(35)	1,081
Collateralized mortgage obligations - government issued	30,936	423	(146)	31,213
Collateralized mortgage obligations - government-sponsored enterprises	99,865	252	(969)	99,148
	$146,461	$684	$(1,252)	$145,893

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	$—	$(9)	$1,490
Municipal obligations	21,680	176	(34)	21,822
Collateralized mortgage obligations - government issued	9,072	1	(130)	8,943
Collateralized mortgage obligations - government-sponsored enterprises	5,527	—	(86)	5,441
	$37,778	$177	$(259)	$37,696

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,497	$2	$(5)	$1,494
Municipal obligations	21,173	62	(78)	21,157
Collateralized mortgage obligations - government issued	9,148	17	(38)	9,127
Collateralized mortgage obligations - government-sponsored enterprises	6,794	6	(58)	6,742
	$38,612	$87	$(179)	$38,520

U.S. government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. government. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the

FHLMC and the FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Gross gains	$92	$10	$—
Gross losses	(495)	—	—
Net (losses) gains on sale of available-for-sale securities	$(403)	$10	$—
Proceeds from sale of available-for-sale securities	$40,144	$5,227	$—
At December 31, 2017 and 2016, securities with a fair value of $2.8 million and $22.4 million, respectively, were pledged to secure interest rate swap contracts, outstanding FHLB advances and additional FHLB availability.
The amortized cost and fair value of securities by contractual maturity at December 31, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$5,090	$5,080	$1,499	$1,490
Due in one year through five years	13,506	13,416	10,673	10,704
Due in five through ten years	35,941	35,642	15,713	15,734
Due in over ten years	72,789	71,867	9,893	9,768
	$127,326	$126,005	$37,778	$37,696
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2017 and 2016. At December 31, 2017, the Corporation held 141 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2017, the Corporation held 50 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
Municipal obligations	$6,132	$43	$2,755	$39	$8,887	$82
Collateralized mortgage obligations - government issued	7,104	40	6,715	173	13,819	213
Collateralized mortgage obligations - government-sponsored enterprises	59,256	476	28,004	723	87,260	1,199
Other securities	1,954	6	—	—	1,954	6
	$74,446	$565	$37,474	$935	$111,920	$1,500

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$1,991	$10	$—	$—	$1,991	$10
Municipal obligations	7,207	89	406	3	7,613	92
Asset-backed securities	—	—	1,081	35	1,081	35
Collateralized mortgage obligations - government issued	10,552	130	493	16	11,045	146
Collateralized mortgage obligations - government-sponsored enterprises	54,843	931	1,819	38	56,662	969
	$74,593	$1,160	$3,799	$92	$78,392	$1,252
The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2017 and 2016. At December 31, 2017, the Corporation held 36 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were 16 held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of December 31, 2017. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$1,499	$9	$1,499	$9
Municipal obligations	3,723	27	259	7	3,982	34
Collateralized mortgage obligations - government issued	3,868	51	4,677	79	8,545	130
Collateralized mortgage obligations - government-sponsored enterprises	—	—	5,527	86	5,527	86
	$7,591	$78	$11,962	$181	$19,553	$259

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,000	$5	$—	$—	$1,000	$5
Municipal obligations	9,472	78	—	—	9,472	78
Collateralized mortgage obligations - government issued	6,980	38	—	—	6,980	38
Collateralized mortgage obligations - government-sponsored enterprises	4,682	58	—	—	4,682	58
	$22,134	$179	$—	$—	$22,134	$179

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2017	December 31, 2016
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$200,387	$176,459
Commercial real estate — non-owner occupied	470,236	473,158
Land development	40,154	56,638
Construction	125,157	101,206
Multi-family	136,978	92,762
1-4 family	44,976	45,651
Total commercial real estate	1,017,888	945,874
Commercial and industrial	429,002	450,298
Direct financing leases, net	30,787	30,951
Consumer and other:
Home equity and second mortgages	7,262	8,412
Other	18,099	16,329
Total consumer and other	25,361	24,741
Total gross loans and leases receivable	1,503,038	1,451,864
Less:
Allowance for loan and lease losses	18,763	20,912
Deferred loan fees	1,443	1,189
Loans and leases receivable, net	$1,482,832	$1,429,763
As of December 31, 2017 and 2016, the total amount of the Corporation’s ownership of SBA loans on the Consolidated Balance Sheets comprised of the following:

	December 31, 2017	December 31, 2016
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$30,071	$30,418
Other SBA loans(1)	22,254	30,617
Total SBA loans	$52,325	$61,035

(1)
Primarily consisted of SBA Express loans and impaired SBA loans that were repurchased from the secondary market, all of which were not saleable as of December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and 2016, $11.1 million and $5.5 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market, participation interests in other originated loans and residential real estate loans. The total principal amount of the guaranteed portions of SBA loans sold during the year ended December 31, 2017 and 2016 was $16.5 million and $41.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2017 and 2016 have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2017 and 2016 was $100.3 million and $105.1 million, respectively.
The total principal amount of transferred participation interests in other originated commercial loans during the year ended December 31, 2017 and 2016 was $63.6 million and $17.6 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2017 and 2016 was $106.4 million and $102.7 million, respectively. As of December 31, 2017 and 2016, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $181.7 million and $106.1 million, respectively. No loans in this participation portfolio were considered impaired as of December 31, 2017 and 2016. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the Consolidated Balance Sheets as of December 31, 2017 and 2016 was $650,000 and $1.2 million, respectively.
The Corporation also previously sold residential real estate loans, servicing released, in the secondary market. The total principal amount of residential real estate loans sold during the year ended December 31, 2017 and 2016 was $1.6 million and $26.3 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred have been derecognized in the Consolidated Financial Statements. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the Consolidated Financial Statements.
Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Bank. As of December 31, 2017 and 2016, loans aggregating approximately $10.5 million and $6.3 million, respectively, were outstanding to such parties. New loans granted to such parties during the years ended December 31, 2017 and 2016 were approximately $8.3 million and $673,000 and repayments on such loans were approximately $4.1 million and $1.3 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans not related to the lender. None of these loans were considered impaired as of December 31, 2017 or 2016.
The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2017 and 2016:

	December 31, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$166,018	$18,442	$8,850	$7,077	$200,387
Commercial real estate — non-owner occupied	441,246	27,854	1,102	34	470,236
Land development	36,470	1,057	—	2,627	40,154
Construction	121,528	757	—	2,872	125,157
Multi-family	136,978	—	—	—	136,978
1-4 family	34,598	7,735	1,220	1,423	44,976
Total commercial real estate	936,838	55,845	11,172	14,033	1,017,888
Commercial and industrial	341,875	25,344	49,453	12,330	429,002
Direct financing leases, net	28,866	342	1,579	—	30,787
Consumer and other:
Home equity and second mortgages	7,250	8	—	4	7,262
Other	17,745	—	—	354	18,099
Total consumer and other	24,995	8	—	358	25,361
Total gross loans and leases receivable	$1,332,574	$81,539	$62,204	$26,721	$1,503,038
Category as a % of total portfolio	88.66%	5.42%	4.14%	1.78%	100.00%

	December 31, 2016
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$142,704	$20,294	$11,174	$2,287	$176,459
Commercial real estate — non-owner occupied	447,895	20,933	2,721	1,609	473,158
Land development	52,082	823	293	3,440	56,638
Construction	93,510	3,154	1,624	2,918	101,206
Multi-family	87,418	1,937	3,407	—	92,762
1-4 family	38,504	3,144	1,431	2,572	45,651
Total commercial real estate	862,113	50,285	20,650	12,826	945,874
Commercial and industrial	348,201	42,949	46,675	12,473	450,298
Direct financing leases, net	29,351	1,600	—	—	30,951
Consumer and other:
Home equity and second mortgages	8,271	121	12	8	8,412
Other	15,714	—	11	604	16,329
Total consumer and other	23,985	121	23	612	24,741
Total gross loans and leases receivable	$1,263,650	$94,955	$67,348	$25,911	$1,451,864
Category as a % of total portfolio	87.04%	6.54%	4.64%	1.78%	100.00%
Credit underwriting primarily through a committee process is a key component of the Corporation’s operating philosophy. Commercial lenders have relatively low individual lending authority limits, and thus a significant portion of the Corporation’s new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, asset quality grade of the credit, amount of the credit or the related complexities of each proposal.
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
Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Bank. Category III loans and leases generally exhibit undesirable characteristics, such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore

Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and subcommittees of the Bank’s Loan Committee on a monthly basis and the Bank’s Boards of Directors at each of their regularly scheduled meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and subcommittees of the Bank’s Loan Committee on a monthly basis and the Bank’s Boards of Directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $32.7 million and $34.3 million of loans and leases as Substandard as of December 31, 2017 and 2016, respectively. The Corporation identified $4.7 million of loans and leases as Doubtful as of December 31, 2017. No loans and leases were considered Doubtful as of December 31, 2016. Additionally, no loans were considered Special Mention or Loss as of either December 31, 2017 or 2016. The population of Substandard loans is a subset of Category III and Category IV loans.

The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2017 and 2016 was as follows:

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$193,366	$193,366
Non-owner occupied	—	—	—	—	470,202	470,202
Land development	—	—	—	—	37,528	37,528
Construction	—	196	—	196	122,089	122,285
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	—	496	43,319	43,815
Commercial and industrial	1,169	197	—	1,366	415,315	416,681
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	—	—	17,745	17,745
Total	1,771	393	—	2,164	1,474,485	1,476,649
Non-accruing loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	1,780	7,021
Non-owner occupied	—	—	—	—	34	34
Land development	—	—	—	—	2,626	2,626
Construction	—	—	2,872	2,872	—	2,872
Multi-family	—	—	—	—	—	—
1-4 family	—	—	948	948	213	1,161
Commercial and industrial	782	—	7,349	8,131	4,190	12,321
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	345	345	9	354
Total	1,187	—	16,350	17,537	8,852	26,389
Total loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	195,146	200,387
Non-owner occupied	—	—	—	—	470,236	470,236
Land development	—	—	—	—	40,154	40,154
Construction	—	196	2,872	3,068	122,089	125,157
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	948	1,444	43,532	44,976
Commercial and industrial	1,951	197	7,349	9,497	419,505	429,002
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	345	345	17,754	18,099
Total	$2,958	$393	$16,350	$19,701	$1,483,337	$1,503,038
Percent of portfolio	0.20%	0.03%	1.09%	1.32%	98.68%	100.00%

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$174,236	$174,236
Non-owner occupied	—	—	—	—	471,549	471,549
Land development	—	—	—	—	53,198	53,198
Construction	—	—	—	—	98,288	98,288
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	—	75	43,639	43,714
Commercial and industrial	55	468	—	523	437,312	437,835
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	—	—	—	—	15,725	15,725
Total	130	468	—	598	1,426,072	1,426,670
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	1,183	1,183	1,040	2,223
Non-owner occupied	—	—	—	—	1,609	1,609
Land development	—	—	—	—	3,440	3,440
Construction	2,482	—	436	2,918	—	2,918
Multi-family	—	—	—	—	—	—
1-4 family	—	—	1,240	1,240	697	1,937
Commercial and industrial	3,345	168	6,740	10,253	2,210	12,463
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	186	—	378	564	40	604
Total	6,013	168	9,977	16,158	9,036	25,194
Total loans and leases
Commercial real estate:
Owner occupied	—	—	1,183	1,183	175,276	176,459
Non-owner occupied	—	—	—	—	473,158	473,158
Land development	—	—	—	—	56,638	56,638
Construction	2,482	—	436	2,918	98,288	101,206
Multi-family	—	—	—	—	92,762	92,762
1-4 family	75	—	1,240	1,315	44,336	45,651
Commercial and industrial	3,400	636	6,740	10,776	439,522	450,298
Direct financing leases, net	—	—	—	—	30,951	30,951
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,412	8,412
Other	186	—	378	564	15,765	16,329
Total	$6,143	$636	$9,977	$16,756	$1,435,108	$1,451,864
Percent of portfolio	0.42%	0.04%	0.69%	1.15%	98.85%	100.00%

The Corporation’s total impaired assets consisted of the following at December 31, 2017 and 2016, respectively.

	December 31, 2017	December 31, 2016
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$7,021	$2,223
Commercial real estate — non-owner occupied	34	1,609
Land development	2,626	3,440
Construction	2,872	2,918
Multi-family	—	—
1-4 family	1,161	1,937
Total non-accrual commercial real estate	13,714	12,127
Commercial and industrial	12,321	12,463
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	354	604
Total non-accrual consumer and other loans	354	604
Total non-accrual loans and leases	26,389	25,194
Foreclosed properties, net	1,069	1,472
Total non-performing assets	27,458	26,666
Performing troubled debt restructurings	332	717
Total impaired assets	$27,790	$27,383

	December 31, 2017	December 31, 2016
Total non-accrual loans and leases to gross loans and leases	1.76%	1.74%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.83	1.83
Total non-performing assets to total assets	1.53	1.50
Allowance for loan and lease losses to gross loans and leases	1.25	1.44
Allowance for loan and lease losses to non-accrual loans and leases	71.10	83.00

As of December 31, 2017 and 2016, $8.8 million and $12.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of December 31, 2017.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable as of December 31, 2017 and 2016:

	As of December 31, 2017			As of December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	3	$1,065	$880	3	$1,065	$930
Commercial real estate — non-owner occupied	1	158	34	1	158	39
Land development	1	5,745	2,626	1	5,745	3,440
Construction	—	—	—	2	331	314
Multi-family	—	—	—	—	—	—
1-4 family	8	627	307	11	1,391	1,393
Commercial and industrial	10	8,759	4,951	10	8,094	7,058
Consumer and other:
Home equity and second mortgage	2	37	4	1	37	8
Other	2	2,094	345	1	2,076	378
Total	27	$18,485	$9,147	30	$18,897	$13,560

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.
As of December 31, 2017 and 2016, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of December 31, 2017		As of December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Extension of term	—	$—	1	$8
Interest rate concession	12	3,793	1	52
Combination of extension of term and interest rate concession	1	54	16	6,056
Commercial and industrial:
Combination of extension of term and interest rate concession	10	4,951	10	7,058
Consumer and other:
Extension of term	1	328	1	378
Combination of extension of term and interest rate concession	3	21	1	8
Total	27	$9,147	30	$13,560

During the year ended December 31, 2017, four commercial and industrial loans and one consumer loan totaling $4.4 million and $17,000, respectively, were modified to a troubled debt restructuring. During the year ended December 31, 2016, three commercial and industrial loans and one commercial real estate loan totaling $675,000 and $441,000, respectively, were modified to a troubled debt restructuring.

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2017.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$7,077	$7,077	$—	$5,549	$613	$—	$613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	—	—	—	2,000	134	214	(80)
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	5,465	6,502	—	3,634	858	7	851
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	345	1,011	—	365	59	—	59
Total	16,975	21,671	—	18,624	1,898	454	1,444
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,872	2,872	415	2,252	158	—	158
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	6,865	8,813	4,067	12,288	639	—	639
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	9	9	9	—	—	—	—
Total	9,746	11,694	4,491	14,540	797	—	797
Total:
Commercial real estate:
Owner occupied	7,077	7,077	—	5,549	613	—	613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	2,872	2,872	415	4,252	292	214	78
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	12,330	15,315	4,067	15,922	1,497	7	1,490
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	354	1,020	9	365	59	—	59
Grand total	$26,721	$33,365	$4,491	$33,164	$2,695	$454	$2,241

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve		Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,788	$1,788		$—		$3,577		$328		$118	$210
Non-owner occupied	1,609	1,647		—		1,318		91		79	12
Land development	3,440	6,111		—		3,898		107		—	107
Construction	436	438	—	—	—	291	—	20	—	—	20
Multi-family	—	—		—		—		1		134	(133)
1-4 family	2,379	2,379		—		2,755		125		94	31
Commercial and industrial	1,307	1,307		—		709		79		62	17
Direct financing leases, net	—	—		—		6		—		—	—
Consumer and other:
Home equity and second mortgages	8	8		—		307		16		127	(111)
Other	378	1,044		—		510		71		—	71
Total	11,345	14,722		—		13,371		838		614	224
With impairment reserve recorded:
Commercial real estate:
Owner occupied	499	499		70		111		28		—	28
Non-owner occupied	—	—		—		—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—	—
Construction	2,482	2,482	—	1,790	—	834	—	45	—	—	45
Multi-family	—	—		—		—		—		—	—
1-4 family	193	199		39		203		5		—	5
Commercial and industrial	11,166	11,166		3,700		8,448		701		—	701
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		—		—		—	—
Other	226	226		—		19		—		—	—
Total	14,566	14,572		5,599		9,615		779		—	779
Total:
Commercial real estate:
Owner occupied	2,287	2,287		70		3,688		356		118	238
Non-owner occupied	1,609	1,647		—		1,318		91		79	12
Land development	3,440	6,111		—		3,898		107		—	107
Construction	2,918	2,920		1,790		1,125		65		—	65
Multi-family	—	—		—		—		1		134	(133)
1-4 family	2,572	2,578		39		2,958		130		94	36
Commercial and industrial	12,473	12,473		3,700		9,157		780		62	718
Direct financing leases, net	—	—		—		6		—		—	—
Consumer and other:
Home equity and second mortgages	8	8		—		307		16		127	(111)
Other	604	1,270		—		529		71		—	71
Grand total	$25,911	$29,294		$5,599		$22,986		$1,617		$614	$1,003

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$2,164	$2,164	$—	$712	$53	$12	$41
Non-owner occupied	2,314	2,355	—	962	25	—	25
Land development	4,413	7,083	—	4,333	133	—	133
Construction	120	120	—	474	—	—	—
Multi-family	2	369	—	10	27	—	27
1-4 family	2,423	2,486	—	1,604	82	4	78
Commercial and industrial	2,546	2,590	—	544	172	6	166
Direct financing leases, net	38	38	—	4	—	—	—
Consumer and other:
Home equity and second mortgages	500	500	—	390	23	63	(40)
Other	655	1,321	—	688	82	—	82
Total	15,175	19,026	—	9,721	597	85	512
With impairment reserve recorded:
Commercial real estate:
Owner occupied	814	814	20	215	7	2	5
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	397	397	48	34	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	945	950	173	605	34	—	34
Commercial and industrial	6,603	6,603	847	810	102	—	102
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	99	99	25	58	10	—	10
Other	—	—	—	—	—	—	—
Total	8,858	8,863	1,113	1,722	153	2	151
Total:
Commercial real estate:
Owner occupied	2,978	2,978	20	927	60	14	46
Non-owner occupied	2,314	2,355	—	962	25	—	25
Land development	4,413	7,083	—	4,333	133	—	133
Construction	517	517	48	508	—	—	—
Multi-family	2	369	—	10	27	—	27
1-4 family	3,368	3,436	173	2,209	116	4	112
Commercial and industrial	9,149	9,193	847	1,354	274	6	268
Direct financing leases, net	38	38	—	4	—	—	—
Consumer and other:
Home equity and second mortgages	599	599	25	448	33	63	(30)
Other	655	1,321	—	688	82	—	82
Grand total	$24,033	$27,889	$1,113	$11,443	$750	$87	$663

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the recorded investment of loans and leases and the unpaid principal balance of $6.6 million, $3.4 million and $3.9 million as of December 31, 2017, 2016 and 2015, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $332,000, $717,000 and $1.7 million of loans as of December 31, 2017, 2016 and 2015, respectively, that were performing troubled debt restructurings, and although not on non-

accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(127)	(8,621)	(92)	(8,840)
Recoveries	153	323	43	519
Net recoveries (charge-offs)	26	(8,298)	(49)	(8,321)
Provision for credit losses	(2,279)	8,553	(102)	6,172
Ending balance	$10,131	$8,225	$407	$18,763

	As of and for the Year Ended December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(1,194)	(2,273)	(127)	(3,594)
Recoveries	274	91	7	372
Net charge-offs	(920)	(2,182)	(120)	(3,222)
Provision for credit losses	2,084	5,765	(31)	7,818
Ending balance	$12,384	$7,970	$558	$20,912

	As of and for the Year Ended December 31, 2015
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$8,619	$5,492	$218	$14,329
Charge-offs	(793)	(711)	(9)	(1,513)
Recoveries	104	6	4	114
Net charge-offs	(689)	(705)	(5)	(1,399)
Provision for credit losses	3,290	(400)	496	3,386
Ending balance	$11,220	$4,387	$709	$16,316

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of December 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,716	$4,158	$398	$14,272
Individually evaluated for impairment	415	4,067	9	4,491
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$10,131	$8,225	$407	$18,763
Loans and lease receivables:
Collectively evaluated for impairment	$1,003,855	$447,459	$25,003	1,476,317
Individually evaluated for impairment	13,506	12,324	358	26,188
Loans acquired with deteriorated credit quality	527	6	—	533
Total	$1,017,888	$459,789	$25,361	$1,503,038

	As of December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,485	$4,270	$558	$15,313
Individually evaluated for impairment	1,899	3,700	—	5,599
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$12,384	$7,970	$558	$20,912
Loans and lease receivables:
Collectively evaluated for impairment	$933,048	$468,776	$24,129	$1,425,953
Individually evaluated for impairment	11,222	12,452	612	24,286
Loans acquired with deteriorated credit quality	1,604	21	—	1,625
Total	$945,874	$481,249	$24,741	$1,451,864
The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2017	2016
	(In Thousands)
Minimum lease payments receivable	$24,898	$26,096
Estimated unguaranteed residual values in leased property	8,312	7,625
Initial direct costs	76	106
Unearned lease and residual income	(2,499)	(2,876)
Investment in commercial direct financing leases	$30,787	$30,951
There were no impairments of residual value of leased property during the years ended December 31, 2017, 2016 and 2015.
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents based on use in excess of a stipulated minimum number of hours and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2018	$8,866
2019	6,635
2020	4,632
2021	2,301
2022	1,393
Thereafter	1,071
$24,898

Note 5 – Premises and Equipment
A summary of premises and equipment at December 31, 2017 and 2016 is as follows:

	As of December 31,
	2017	2016
	(In Thousands)
Land	$—	$650
Building and leasehold improvements	2,550	3,019
Furniture and equipment	6,442	5,366
	8,992	9,035
Less: accumulated depreciation	(5,836)	(5,263)
Total premises and equipment, net	$3,156	$3,772
Depreciation expense was $744,000, $767,000 and $746,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 6 – Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2017 and 2016, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra in 2014.
The Corporation conducted its annual impairment test on July 1, 2017, utilizing a qualitative assessment, and concluded that it was more likely than not that FBB-KC’s estimated fair value exceeded its carrying value. Due to management’s decision to temporarily slow SBA production while investments to enhance the platform were made and the slower than expected ramp up of production during the fourth quarter, management elected to again assess goodwill on November 30, 2017 by comparing the fair value of FBB-KC to its carrying value. The fair value of the reporting unit was determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting unit. The income approach uses our projections of financial performance for a four-year period and includes assumptions about future revenue growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the respective reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.

Based on this assessment, there was no evidence of goodwill impairment as of November 30, 2017. Management also assessed external and internal qualitative factors through December 31, 2017 and determined no changes to factors occurred that would negatively impact the goodwill test.
Other Intangible Assets
The Corporation has intangible assets that are amortized consisting of loan servicing rights and core deposit intangibles.
Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the years ended December 31, 2017, 2016 and 2015, loan servicing asset amortization totaled $388,000, $639,000 and $197,000, respectively.
The estimated fair value of the Corporation’s loan servicing asset was $1.8 million and $1.9 million as of December 31, 2017 and 2016, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio.
The core deposit intangible has a finite life and is amortized by the straight-line method over a period of seven years. The net book value of the core deposit intangible was $147,000 and $202,000 as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, amortization totaled $55,000, $62,000 and $71,000, respectively

Note 7 – Other Assets

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
Historic Rehabilitation Tax Credits
In 2015, the Corporation invested in a development entity through BOC, a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At December 31, 2017 and 2016, the net carrying value of the investment was $174,000. The Corporation contributed an additional $2.8 million to the project in 2016. During 2016, the Corporation recognized $3.8 million in historic tax credits related to this investment and $3.3 million in impairment to the underlying investment.
In 2016, the Corporation also invested in a development entity through Mitchell Street, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Milwaukee, Wisconsin. At December 31, 2017 and 2016, the net carrying value of the investment was $570,000 and $563,000, respectively. The Corporation contributed an additional $4.9 million to the project in 2017. During 2017, the Corporation recognized $3.0 million in federal historic tax credits related to this investment and $2.3 million in impairment to the underlying investment. The Corporation also sold the state historic tax credits associated with the investment to a third parted for a pre-tax gain of $210,000.
In 2017, the Corporation also invested in a development entity through FBB Tax Credit, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Kenosha, Wisconsin. At December 31, 2017, the net carrying value of the investment was $417,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $2.1 million. The credits will be taken when the project is placed in service and are subject to a five-year recapture period.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At December 31, 2017 and 2016, Rimrock Road had one CDE investment with a net carrying value of $6.6 million and $7.1 million respectively. The investment provides federal new market tax credits over the seven year compliance period through 2020. The remaining federal new market tax credit to be utilized over a maximum of seven years was $1.4 million as of December 31, 2017. The Corporation’s use of the federal new market tax credit during the year ended December 31, 2017 and 2016 was $450,000 and $375,000, respectively.

Other Investments
The Corporation has an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $904,000 and $883,000 recorded as of December 31, 2017 and 2016, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.4 million and $3.1 million as of December 31, 2017 and 2016, respectively. The Corporation’s share of these partnerships’ income included in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016 was $354,000 and $790,000, respectively.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2017 and 2016 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets as of December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
	(In Thousands)
Accrued interest receivable	$5,019	$4,677
Net deferred tax asset	2,584	4,052
Investment in historic development entities	1,161	737
Investment in a CDE	6,591	7,106
Investment in limited partnerships	4,261	3,963
Investment in Trust II	315	315
Fair value of interest rate swaps	942	352
Prepaid expenses	3,091	3,074
Other assets	5,884	4,331
Total accrued interest receivable and other assets	$29,848	$28,607

Note 8 – Deposits
The composition of deposits at December 31, 2017 and 2016 is as follows:

	December 31, 2017			December 31, 2016
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$277,445	$230,907	—%	$252,638	$246,182	—%
Interest-bearing transaction accounts	217,625	226,540	0.59	183,992	169,571	0.27
Money market accounts	515,077	583,241	0.47	627,090	642,784	0.48
Certificates of deposit	76,199	56,667	1.00	58,454	65,608	0.90
Wholesale deposits	307,985	361,712	1.70	416,681	467,826	1.62
Total deposits	$1,394,331	$1,459,067	0.74	$1,538,855	$1,591,971	0.74

A summary of annual maturities of certificates of deposit outstanding and wholesale deposits at December 31, 2017 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2018	$171,972
2019	74,808
2020	86,122
2021	21,482
2022	4,813
Thereafter	24,987
$384,184
Deposits include approximately $13.4 million and $8.9 million of certificates of deposit and wholesale deposits which are denominated in amounts of $250,000 or more at December 31, 2017 and 2016, respectively.

Note 9 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at December 31, 2017 and 2016 is as follows:

	December 31, 2017			December 31, 2016
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$66	1.22%	$—	$178	0.92%
FHLB advances	183,500	105,276	1.40	33,578	14,485	0.97
Line of credit	10	328	3.64	1,010	2,079	3.26
Other borrowings(1)	675	1,241	14.50	2,590	1,739	7.64
Subordinated notes payable	23,713	23,161	6.93	22,498	22,467	7.13
Junior subordinated notes	10,019	10,011	11.11	10,004	9,997	11.07
	$217,917	$140,083	3.14	$69,680	$50,945	6.03
Short-term borrowings	$37,010			$20,588
Long-term borrowings	180,907			49,092
	$217,917			$69,680

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

The Corporation has a $388.2 million FHLB line of credit available for advances and open line borrowings which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2017, $204.7 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2017 and 2016. There were $183.5 million of term FHLB advances outstanding at December 31, 2017 with stated fixed interest rates ranging from 1.20% to 2.42% compared to $33.6 million of term FHLB advances outstanding at December 31, 2016 with stated fixed interest rate ranging from 0.83% to 4.43%. The term FHLB advances outstanding at December 31, 2017 are due at various dates through August 2024.
The Corporation is required to maintain as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $388.2 million and $326.4 million were pledged as collateral at December 31, 2017 and 2016, respectively. Collateralized mortgage obligations totaling approximately $20.7 million were pledged as collateral for FHLB advances at December 31, 2016.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2017, the line of credit carried an interest rate of LIBOR + 2.75% with an interest rate floor of 3.125% that matured on February 19, 2018 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2017 and 2016 the Corporation incurred

$13,000 additional interest expense due to this fee. On February 19, 2018, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% with an interest rate floor of 3.125% and a maturity date of February 20, 2019. As of December 31, 2017, the outstanding balance on the line of credit was $10,000.
The Corporation has subordinated notes payable. At December 31, 2017, the amount of subordinated notes payable outstanding was $23.7 million, which qualified for Tier 2 capital. At December 31, 2017, $15.0 million bore a fixed interest rate of 6.50% with a maturity date of September 21, 2024 and $9.1 million bore a fixed interest rate of 6.00% with a maturity date of April 15, 2027. There are no debt covenants on the subordinated notes payable. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance. As of December 31, 2017, $377,000 of debt issuance costs remain in the subordinated notes payable balance.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% junior subordinated notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. As of December 31, 2017, $296,000 of debt issuance costs remain reflected in junior subordinated notes on the Consolidated Balance Sheets.
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
Note 10 – Regulatory Capital
The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and the State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Corporation regularly reviews and updates, when appropriate, its Capital and Liquidity Action Plan, which is designed to help ensure appropriate capital adequacy, to plan for future capital needs and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.
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
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Common Equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance-sheet commitments and obligations.
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
As of December 31, 2017, both the Corporation’s and the Bank’s capital levels remained characterized as well capitalized under the new rules. The following table summarizes both the Corporation’s and Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2017:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2017
Total capital (to risk-weighted assets)
Consolidated	$214,501	11.98%	$143,219	8.00%	$165,597	9.250%	N/A	N/A
First Business Bank	207,986	11.66	142,736	8.00	165,038	9.250	$178,420	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$169,176	9.45	$107,414	6.00	$129,792	7.250%	N/A	N/A
First Business Bank	186,374	10.45	107,052	6.00	129,354	7.250	$142,736	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$159,157	8.89	$80,561	4.50	$102,939	5.750%	N/A	N/A
First Business Bank	186,374	10.45	80,289	4.50	102,591	5.750	$115,973	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$169,176	9.54	$70,920	4.00	$70,920	4.00%	N/A	N/A
First Business Bank	186,374	10.56	70,617	4.00	70,617	4.00	$88,272	5.00

The following table summarizes both the Corporation’s and the Corporation’s legacy bank charters’ ratios and the ratios required by their federal regulators at December 31, 2016:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2016
Total capital (to risk-weighted assets)
Consolidated	$204,117	11.74%	$139,101	8.00%	$149,968	8.625%	N/A	N/A
First Business Bank	147,811	11.55	102,362	8.00	110,360	8.625	$127,953	10.00%
First Business Bank – Milwaukee	24,347	11.02	17,680	8.00	19,062	8.625	22,101	10.00
Alterra Bank	31,699	13.27	19,106	8.00	20,599	8.625	23,882	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$160,964	9.26%	$104,326	6.00%	$115,193	6.625%	N/A	N/A
First Business Bank	134,208	10.49	76,772	6.00	84,769	6.625	$102,362	8.00%
First Business Bank – Milwaukee	22,323	10.10	13,260	6.00	14,642	6.625	17,680	8.00
Alterra Bank	28,685	12.01	14,329	6.00	15,822	6.625	19,106	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$150,960	8.68%	$78,244	4.50%	$89,111	5.125%	N/A	N/A
First Business Bank	134,208	10.49	57,579	4.50	65,576	5.125	$83,170	6.50%
First Business Bank – Milwaukee	22,323	10.10	9,945	4.50	11,327	5.125	14,365	6.50
Alterra Bank	28,685	12.01	10,747	4.50	12,240	5.125	15,524	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$160,964	9.07%	$70,985	4.00%	$70,985	4.00%	N/A	N/A
First Business Bank	134,208	10.40	51,600	4.00	51,600	4.00	$64,500	5.00%
First Business Bank – Milwaukee	22,323	9.15	9,758	4.00	9,758	4.00	12,198	5.00
Alterra Bank	28,685	10.58	10,842	4.00	10,842	4.00	13,552	5.00
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2017 and 2016, respectively:

	As of December 31,
	2017	2016
	(In Thousands)
Stockholders’ equity of the Corporation	$169,278	$161,650
Net unrealized and accumulated losses on specific items	1,238	522
Disallowed servicing assets	(848)	(652)
Disallowed goodwill and other intangibles	(10,511)	(10,560)
Junior subordinated notes	10,019	10,004
Tier 1 capital	169,176	160,964
Allowable general valuation allowances and subordinated debt	45,325	43,153
Total capital	$214,501	$204,117

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

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$11,905	$14,909	$16,514
Less: earnings allocated to participating securities	162	219	273
Basic earnings allocated to common shareholders	$11,743	$14,690	$16,241
Weighted-average common shares outstanding, excluding participating securities	8,612,770	8,573,722	8,549,176
Basic earnings per common share	$1.36	$1.71	$1.90

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$11,743	$14,690	$16,241
Weighted-average common shares outstanding, excluding participating securities	8,612,770	8,573,722	8,549,176
Dilutive effect of share-based awards	—	—	1,146
Weighted-average diluted common shares outstanding, excluding participating securities	8,612,770	8,573,722	8,550,322
Diluted earnings per common share	$1.36	$1.71	$1.90

Note 12 – Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2017, 211,835 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
Restricted stock activity for the year ended December 31, 2017, 2016 and 2015 was as follows:

	For the Year Ended December 31,
	2017		2016		2015
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of year	116,245	$21.13	135,471	$20.13	154,998	$16.97
Granted	71,130	21.67	60,415	22.74	53,790	22.52
Vested	(48,550)	21.51	(56,090)	18.71	(64,874)	15.23
Forfeited	(8,384)	21.65	(23,551)	20.90	(8,443)	15.03
Nonvested balance as of end of year	130,441	21.43	116,245	21.13	135,471	20.13

As of December 31, 2017, the Corporation had $2.5 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.9 years.
For the years ended December 31, 2017, 2016 and 2015, share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Share-based compensation expense	$1,078	$994	$1,063

Note 13 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3.0% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6.0% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3.0% to all eligible employees which totaled $626,000, $621,000 and $573,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Discretionary contributions of 1.0%, or $183,000, 1.2%, or $207,000, and 3.3%, or $549,000, were made in 2017, 2016 and 2015, respectively.

As of December 31, 2017, 2016 and 2015, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2017, 2016 and 2015 was $132,000, $124,000 and $116,000, respectively. The present value of future payments under the remaining plan of $1.1 million and $987,000 at December 31, 2017 and 2016, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.4 million and $5.9 million, respectively, at December 31, 2017 and cash surrender values and death benefits of approximately $2.3 million and $5.9 million, respectively, at December 31, 2016. The remaining balance of the cash surrender value of bank-owned life insurance of $37.9 million and $36.7 million as of December 31, 2017 and 2016, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 14 – Leases

The Corporation leases various office spaces, loan production offices and specialty financing production offices under noncancelable operating leases which expire on various dates through 2029. The Corporation’s total rent expense was $1.9 million, $1.8 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases other office equipment. Rental expense for these operating leases was $129,000, $136,000 and $109,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows:

(In Thousands)
2018	$1,648
2019	1,565
2020	1,556
2021	1,397
2022	1,410
Thereafter	4,820
$12,396

Note 15 - Other Non-Interest Expense

A summary of other non-interest expenses for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
General and administrative expenses	$1,905	$1,545	$1,759
Travel and other employee expenses	1,298	1,354	1,277
Partnership income (1)	—	(790)	(481)
Other expenses	12	129	347
Total other non-interest expense	$3,215	$2,238	$2,902

(1)	Partnership income was recorded in other non-interest income for the year ended December 31, 2017.

Note 16 – Income Taxes
Income tax expense for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Current:
Federal	$131	$2,839	$5,881
State	448	425	1,338
Current tax expense	579	3,264	7,219
Deferred:
Federal	1,657	(1,000)	1,036
State	90	(108)	122
Deferred tax expense (benefit)	1,747	(1,108)	1,158
Total income tax expense	$2,326	$2,156	$8,377
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the period in which the temporary differences are expected to be recovered or settled. Effective January 1, 2018, the enactment of the Tax Cuts and Jobs Act (the “Act”) reduced the corporate federal income tax rate to 21% from 35%, which required the Corporation to revalue its deferred taxes as of December 31, 2017. The revaluation resulted in a $629,000 reduction to the Corporation’s net deferred tax assets with a corresponding increase to income tax expense. Net deferred tax assets are included in accrued interest receivable and other assets in the Consolidated Balance Sheets.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Act’s enactment, during which a company acting in good faith may complete the accounting for the impacts of the Act. In accordance with SAB 118, a company will reflect the income tax effects of the Act in the reporting period in which the accounting is complete. The Corporation's accounting for the impact on its net deferred tax assets was based upon reasonable estimates of the tax effects of the Act; however, its estimates may change upon the finalization of its implementation and additional interpretive guidance from regulatory authorities. Among other things, the Corporation needs to obtain year-end partnership statements. While we currently do not expect our estimate to materially change, the Corporation will complete its accounting for the Act during 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.
The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2017	December 31, 2016
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$4,795	$8,177
SBA recourse reserve	729	720
Excess book basis over tax basis for net assets acquired	96	336
Deferred compensation	482	951
State net operating loss carryforwards	615	548
Non-accrual loan interest	942	815
Capital loss carryforwards	21	32
Unrealized losses on securities	423	349
Other	354	394
Total deferred tax assets before valuation allowance	8,457	12,322
Valuation allowance	—	—
Total deferred tax assets	8,457	12,322
Deferred tax liabilities:
Leasing and fixed asset activities	5,338	7,389
Loan servicing asset	471	780
Other	64	101
Total deferred tax liabilities	5,873	8,270
Net deferred tax asset	$2,584	$4,052
The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense as of December 31, 2017, 2016 and 2015 was as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(In Thousands)
Change in net deferred tax assets	$(1,468)	$1,419	$(970)
Deferred taxes allocated to other comprehensive income	(279)	(311)	(188)
Deferred income tax (expense) benefit	$(1,747)	$1,108	$(1,158)
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
The Corporation had state net operating loss carryforwards of approximately $9.9 million and $10.7 million at December 31, 2017 and 2016, respectively, which can be used to offset future state taxable income. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established as of December 31, 2017.
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Income before income tax expense	$14,231	$17,065	$24,891
Tax expense at statutory federal rate of 35.00%, 35.00% and 34.42% applied to income before income tax expense, respectively	$4,981	$5,973	$8,568
State income tax, net of federal effect	511	206	968
Tax-exempt security and loan income, net of TEFRA adjustments	(1,045)	(1,114)	(879)
Bank-owned life insurance	(438)	(341)	(330)
Tax credits, net	(2,390)	(2,696)	(246)
Deferred tax revaluation adjustment	629	—	—
Other	78	128	296
Total income tax expense	$2,326	$2,156	$8,377
Effective tax rate	16.34%	12.63%	33.65%
There were no uncertain tax positions outstanding as of December 31, 2017 and 2016. As of December 31, 2017, tax years remaining open for the State of Wisconsin tax were 2013 through 2016. Federal tax years that remained open were 2014 through 2016. As of December 31, 2017, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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
At December 31, 2017, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $53.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between September 2018 and May 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $942,000, included in accrued interest receivable and other assets as of December 31, 2017. In the event of default on a commercial borrower interest rate swap by the counterparty, a right of offset exists to allow for the commercial borrower to set off amounts due against the related commercial loan. As of December 31, 2017, no interest rate swaps were in default and therefore all values for the commercial borrower swaps are recorded on a gross basis on the Consolidated Balance Sheets.
At December 31, 2017, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $53.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in September 2018 through May 2034. Dealer counterparty swaps were reported on the Consolidated Balance Sheets as a net derivative liability of $942,000, included in accrued interest payable and other liabilities as of December 31, 2017. The gross amount of dealer counterparty swaps was $942,000 as no right of offset existed with the dealer counterparty swaps as of December 31, 2017.
The table below provides information about the balance sheet location and fair value of the Corporation’s derivative instruments to qualified commercial borrowers as of December 31, 2017 and 2016.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2017	Accrued interest receivable and other assets	$942	Accrued interest payable and other liabilities	$942
December 31, 2016	Accrued interest receivable and other assets	$352	Accrued interest payable and other liabilities	$352
These derivative instruments held by the Corporation for the year ended December 31, 2017 were not considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2017, 2016 and 2015 had an insignificant impact to the Consolidated Statements of Income.
During the fourth quarter of 2017, the Corporation also entered into an interest rate swap to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. This derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. This instrument is designated as a cash flow hedge as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.
As of December 31, 2017, the Corporation had one outstanding interest rate swap designated as a cash flow hedge with an aggregate notional value of $22.0 million. This interest rate swap matures in December 2027. A pre-tax unrealized loss of $122,000 was recognized in accumulated other comprehensive income for the year ended December 31, 2017 and there was no ineffective portion of this hedge. No interest rate swaps designated as cash flow hedges were outstanding during 2016.

Note 18 – Commitments and Contingencies
The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of clients. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Financial Statements. The contract amounts reflect the extent of involvement the Bank has in these particular classes of financial instruments.
In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance-sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2017 and 2016, there were no accrued credit losses for financial instruments with off-balance-sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2017 and 2016, respectively, are as follows:

	At December 31,
	2017	2016
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$497,993	$539,146
Standby letters of credit	13,845	11,771

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may have a fixed interest rate or a rate which varies with the prime rate or other market indices and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Bank. The Bank evaluates the creditworthiness of each client on a case-by-case basis and generally extends credit only on a secured basis. Collateral obtained varies but consists primarily of commercial real estate, accounts receivable, inventory, equipment and securities. There is generally no market for commercial loan commitments, the fair value of which would approximate the present value of any fees expected to be received as a result of the commitment. These are not considered to be material to the financial statements.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. Generally, standby letters of credit expire within one year and are collateralized by accounts receivable, equipment, inventory and commercial properties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The fair value of standby letters of credit is recorded as a liability when the standby letter of credit is issued. The fair value has been estimated to approximate the fees received by the Bank for issuance. The fees are recorded into income and the fair value of the guarantee is decreased ratably over the term of the standby letter of credit.

In the ordinary course of business, the Corporation sells the guaranteed portions of SBA loans, as well as participation interests in other originated loans, to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $2.8 million and $1.8 million at December 31, 2017 and 2016, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2017 and 2016, a $2.2 million and $2.1 million recourse reserve provision was recorded, respectively.

The summary of the activity in the SBA recourse reserve for the year ended December 31, 2017 and 2016 is as follows:

	At December 31,
	2017	2016
	(In Thousands)
Balance at the beginning of the period	$1,750	$—
SBA recourse provision	2,240	2,068
Charge-offs, net	(1,141)	(318)
Balance at the end of the period	$2,849	$1,750
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$1,000	$—	$1,000
Municipal obligations	—	9,414	—	9,414
Collateralized mortgage obligations - government issued	—	22,249	—	22,249
Collateralized mortgage obligations - government-sponsored enterprises	—	90,305	—	90,305
Other securities	—	3,037	—	3,037
Interest rate swaps	—	942	—	942
Liabilities:
Interest rate swaps	—	1,064	—	1,064

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$6,295	$—	$6,295
Municipal obligations	—	8,156	—	8,156
Asset backed securities	—	1,081	—	1,081
Collateralized mortgage obligations - government issued	—	31,213	—	31,213
Collateralized mortgage obligations - government-sponsored enterprises	—	99,148	—	99,148
Interest rate swaps	—	352	—	352
Liabilities:
Interest rate swaps	—	352	—	352

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2017 or 2016 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$10,063	$5,084	$15,147
Foreclosed properties	—	1,069	—	1,069

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$12,268	$1,097	$13,365
Foreclosed properties	—	1,472	—	1,472
Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $15.1 million and $13.4 million at December 31, 2017 and 2016, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 21% as of the measurement date of December 31, 2017. The weighted average of those unobservable inputs was 18%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$52,539	$52,539	$35,114	$17,425	$—
Securities available-for-sale	126,005	126,005	—	126,005	—
Securities held-to-maturity	37,778	37,696	—	37,696	—
Loans held for sale	2,194	2,413	—	2,413	—
Loans and lease receivables, net	1,482,832	1,482,664	—	10,063	1,472,601
Bank-owned life insurance	40,323	40,323	40,323	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	5,670	5,670	—	—	5,670
Accrued interest receivable	5,019	5,019	5,019	—	—
Interest rate swaps	942	942	—	942	—
Financial liabilities:
Deposits	1,394,331	1,391,801	1,010,147	381,654	—
Federal Home Loan Bank advances and other borrowings	207,898	191,441	—	191,441	—
Junior subordinated notes	10,019	8,836	—	—	8,836
Accrued interest payable	2,095	2,095	2,095	—	—
Interest rate swaps	1,064	1,064	—	1,064	—
Off-balance-sheet items:
Standby letters of credit	75	75	—	—	75

	December 31, 2016
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$77,517	$77,517	$55,622	$21,895	$—
Securities available-for-sale	145,893	145,893	—	145,893	—
Securities held-to-maturity	38,612	38,520	—	38,520	—
Loans held for sale	1,111	1,222	—	1,222	—
Loans and lease receivables, net	1,429,763	1,447,044	—	12,268	1,434,776
Bank-owned life insurance	39,048	39,048	—	39,048	—
Federal Home Loan Bank and Federal Reserve Bank stock	2,131	2,131	—	2,131	—
Accrued interest receivable	4,677	4,677	4,677	—	—
Interest rate swaps	352	352	—	352	—
Financial liabilities:
Deposits	1,538,855	1,539,413	1,063,720	$475,693	—
Federal Home Loan Bank advances and other borrowings	59,676	60,893	—	60,893	—
Junior subordinated notes	10,004	9,072	—	—	9,072
Accrued interest payable	1,765	1,765	1,765	—	—
Interest rate swaps	352	352	—	352	—
Off-balance-sheet items:
Standby letters of credit	58	58	—	—	58
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
Cash and Cash Equivalents: The carrying amount reported for cash and due from banks and interest bearing deposits held by the Corporation approximates fair value because of its immediate availability and because it does not present unanticipated credit concerns. As of December 31, 2017 and 2016, the Corporation held $17.4 million and $20.3 million, respectively, of commercial paper. The fair value of commercial paper is classified as a Level 2 input due to the lack of available independent pricing sources.
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
Loans Held for Sale: Loans held for sale, which consist of the guaranteed portions of SBA loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.

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

Note 20 – Condensed Parent Only Financial Information
The following represents the condensed financial information of FBFS only:
Condensed Balance Sheets

	As of December 31,
	2017	2016
	(In Thousands)
Assets
Cash and due from banks	$1,472	$127
Investments in subsidiaries, at equity	196,810	196,221
Leasehold improvements and equipment, net	2,067	1,605
Other assets	5,993	4,738
Total assets	$206,342	$202,691
Liabilities and Stockholders’ Equity
Borrowed funds	$33,742	$33,512
Other liabilities	3,322	7,529
Total liabilities	37,064	41,041
Stockholders’ equity	169,278	161,650
Total liabilities and stockholders’ equity	$206,342	$202,691
Condensed Statements of Income

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Net interest expense	$2,744	$2,799	$2,777
Non-interest income
Consulting and rental income from consolidated subsidiaries	19,139	16,036	13,398
Other	34	33	35
Total non-interest income	19,173	16,069	13,433
Non-interest expense	21,575	19,250	16,854
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	5,146	5,980	6,198
Income tax benefit	1,965	2,170	2,527
Loss before equity in undistributed net income of consolidated subsidiaries	3,181	3,810	3,671
Equity in undistributed net income of consolidated subsidiaries	15,086	18,719	20,185
Net income	$11,905	$14,909	$16,514

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Operating activities
Net income	$11,905	$14,909	$16,514
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(15,086)	(18,719)	(20,185)
Share-based compensation	1,078	994	448
Excess tax benefit from share-based compensation	(37)	(83)	—
Net (decrease) increase in other liabilities	(4,170)	1,198	2,390
Other, net	(2,233)	(3,162)	(481)
Net cash used in operating activities	(8,543)	(4,863)	(1,314)
Investing activities
Dividends received from subsidiaries	14,534	13,534	7,034
Capital contributions to subsidiaries	—	(3,500)	(3,000)
Net cash provided by investing activities	14,534	10,034	4,034
Financing activities
Net (decrease) increase in short-term borrowed funds	(1,000)	(1,500)	1,500
Proceeds from issuance of subordinated notes payable	9,090	—	—
Repayment of subordinated notes payable	(7,875)	—	—
Proceeds from exercise of stock options	—	—	300
Purchase of treasury stock	(323)	(467)	(946)
Excess tax benefit from share-based compensation	—	—	162
Cash dividends paid	(4,538)	(4,176)	(3,816)
Net cash used in financing activities	(4,646)	(6,143)	(2,800)
Increase (decrease) in cash and cash equivalents	1,345	(972)	(80)
Cash and due from banks at the beginning of the period	127	1,099	1,179
Cash and due from banks at the end of the period	$1,472	$127	$1,099

Note 21 – Condensed Quarterly Earnings (unaudited)

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$19,504	$18,634	$19,225	$18,447	$20,321	$18,898	$19,555	$19,343
Interest expense	4,146	3,751	3,746	3,559	3,568	3,603	3,814	3,804
Net interest income	15,358	14,883	15,479	14,888	16,753	15,295	15,741	15,539
Provision for loan and lease losses	473	1,471	3,656	572	994	3,537	2,762	525
Non-interest income	3,525	4,339	4,738	4,063	3,931	3,640	5,823	4,594
Non-interest expense	14,859	14,231	14,221	13,560	14,523	15,753	13,458	12,699
Income (loss) before income tax expense	3,551	3,520	2,340	4,819	5,167	(355)	5,344	6,909
Income tax (benefit) expense(1)	(486)	936	454	1,422	1,199	(3,020)	1,621	2,356
Net income(1)	$4,037	$2,584	$1,886	$3,397	$3,968	$2,665	$3,723	$4,553
Per common share:
Basic earnings(1)	$0.46	$0.30	$0.22	$0.39	$0.46	$0.31	$0.43	$0.52
Diluted earnings(1)	0.46	0.30	0.22	0.39	0.46	0.31	0.43	0.52
Dividends declared	0.13	0.13	0.13	0.13	0.12	0.12	0.12	0.12

(1)
Results for the third quarter, second quarter and first quarter 2016 have been adjusted to reflect early adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
First Business Financial Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 1999.
Chicago, Illinois
March 9, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
First Business Financial Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited First Business Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 9, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Chicago, Illinois
March 9, 2018

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 22, 2018 under the captions “Item 1 - Election of Directors,” “Corporate Governance Principles and Practices” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 22, 2018 under the captions “Executive Compensation,” “Summary Compensation Table,” “Long Term Incentive Plans,” “Outstanding Equity Awards at December 31, 2017,” “Disclosure Regarding Termination and Change in Control Provisions” and “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 22, 2018 under the caption “Principal Shareholders” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	211,835
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 22, 2018 under the captions “Related Party Transactions” and “Corporate Governance Principles and Practices” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 22, 2018 under the caption “Miscellaneous” is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
The Consolidated Financial Statements listed on the Index included under “Item 8. Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.
Exhibit Index

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 10, 2017)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 31, 2012)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.

4.1
Rights Agreement, dated as of June 5, 2008, between the Registrant and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 10, 2017)

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

10.1*	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.2*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on August 13, 2012)

10.3*	Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 10, 2017)

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

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

March 9, 2018	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	March 9, 2018
Corey A. Chambas	(principal executive officer)

/s/ Edward G. Sloane, Jr.	Chief Financial Officer	March 9, 2018
Edward G. Sloane, Jr.	(principal financial officer)

/s/ Michael J. Murphy	Chief Accounting Officer	March 9, 2018
Michael J. Murphy	(principal accounting officer)

/s/ Jerome J. Smith	Chairman of the Board of Directors	March 9, 2018
Jerome J. Smith

/s/ Mark D. Bugher	Director	March 9, 2018
Mark D. Bugher

/s/ Jan A. Eddy	Director	March 9, 2018
Jan A. Eddy

/s/ John J. Harris	Director	March 9, 2018
John J. Harris

/s/ Gerald L. Kilcoyne	Director	March 9, 2018
Gerald L. Kilcoyne

/s/ John M. Silseth	Director	March 9, 2018
John M. Silseth

/s/ Carla C. Sanders	Director	March 9, 2018
Carla C. Sanders

/s/ Carol P. Sanders	Director	March 9, 2018
Carol P. Sanders

/s/ Dean W. Voeks	Director	March 9, 2018
Dean W. Voeks