Form 10-Q
period 2018-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2018-04-27
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 26, 2018 was 8,764,420 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$22,232	$17,059
Short-term investments	39,090	35,480
Cash and cash equivalents	61,322	52,539
Securities available-for-sale, at fair value	127,961	126,005
Securities held-to-maturity, at amortized cost	41,885	37,778
Loans held for sale	3,429	2,194
Loans and leases receivable, net of allowance for loan and lease losses of $18,638 and $18,763, respectively	1,544,852	1,482,832
Premises and equipment, net	3,247	3,156
Foreclosed properties	1,484	1,069
Bank-owned life insurance	40,614	40,323
Federal Home Loan Bank stock, at cost	8,650	5,670
Goodwill and other intangible assets	12,579	12,652
Accrued interest receivable and other assets	32,194	29,848
Total assets	$1,878,217	$1,794,066
Liabilities and Stockholders’ Equity
Deposits	$1,371,158	$1,394,331
Federal Home Loan Bank advances and other borrowings	308,912	207,898
Junior subordinated notes	10,022	10,019
Accrued interest payable and other liabilities	16,645	12,540
Total liabilities	1,706,737	1,624,788
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,023,040 and 9,021,985 shares issued, 8,764,420 and 8,763,539 shares outstanding at March 31, 2018 and December 31, 2017, respectively	90	90
Additional paid-in capital	78,906	78,620
Retained earnings	101,329	98,906
Accumulated other comprehensive loss	(1,741)	(1,238)
Treasury stock, 258,620 and 258,446 shares at March 31, 2018 and December 31, 2017, respectively, at cost	(7,104)	(7,100)
Total stockholders’ equity	171,480	169,278
Total liabilities and stockholders’ equity	$1,878,217	$1,794,066

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$19,661	$17,522
Securities	856	779
Short-term investments	205	146
Total interest income	20,722	18,447
Interest expense
Deposits	2,830	2,673
Federal Home Loan Bank advances and other borrowings	1,416	612
Junior subordinated notes	274	274
Total interest expense	4,520	3,559
Net interest income	16,202	14,888
Provision for loan and lease losses	2,476	572
Net interest income after provision for loan and lease losses	13,726	14,316
Non-interest income
Trust and investment service fees	1,898	1,629
Gain on sale of Small Business Administration loans	269	360
Service charges on deposits	784	765
Loan fees	527	458
Increase in cash surrender value of bank-owned life insurance	292	311
Commercial loan swap fees	633	199
Other non-interest income	264	341
Total non-interest income	4,667	4,063
Non-interest expense
Compensation	9,071	8,683
Occupancy	529	475
Professional fees	1,035	1,010
Data processing	611	584
Marketing	333	370
Equipment	343	283
Computer software	742	683
FDIC insurance	299	380
Collateral liquidation costs	1	92
Impairment of tax credit investments	113	113
SBA recourse (benefit) provision	(295)	6
Other non-interest expense	1,125	881
Total non-interest expense	13,907	13,560
Income before income tax expense	4,486	4,819
Income tax expense	837	1,422
Net income	$3,649	$3,397
Earnings per common share
Basic	$0.42	$0.39
Diluted	0.42	0.39
Dividends declared per share	0.14	0.13

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In Thousands)
Net income	$3,649	$3,397
Other comprehensive loss, before tax
Securities available-for-sale:
Unrealized securities losses arising during the period	(1,359)	(83)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	19	26
Interest rate swaps:
Unrealized gains on interest rate swaps arising during the period	672	—
Income tax benefit	165	3
Total other comprehensive loss	(503)	(54)
Comprehensive income	$3,146	$3,343

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2016	8,715,856	$90	$77,542	$91,317	$(522)	$(6,777)	$161,650
Net income	—	—	—	3,397	—	—	3,397
Other comprehensive loss	—	—	—	—	(54)	—	(54)
Share-based compensation - restricted shares, net	2,550	—	276	—	—	—	276
Cash dividends ($0.13 per share)	—	—	—	(1,133)	—	—	(1,133)
Treasury stock purchased	(99)	—	—	—	—	(2)	(2)
Balance at March 31, 2017	8,718,307	$90	$77,818	$93,581	$(576)	$(6,779)	$164,134

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2017	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278
Net income	—	—	—	3,649	—	—	3,649
Other comprehensive loss	—	—	—	—	(503)	—	(503)
Share-based compensation - restricted shares, net	1,055	—	286	—	—	—	286
Cash dividends ($0.14 per share)	—	—	—	(1,226)	—	—	(1,226)
Treasury stock purchased	(174)	—	—	—	—	(4)	(4)
Balance at March 31, 2018	8,764,420	$90	$78,906	$101,329	$(1,741)	$(7,104)	$171,480

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In Thousands)
Operating activities
Net income	$3,649	$3,397
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(3,903)	(75)
Impairment of tax credit investments	113	113
Provision for loan and lease losses	2,476	572
Depreciation, amortization and accretion, net	362	384
Share-based compensation	286	276
Increase in value of bank-owned life insurance policies	(292)	(311)
Origination of loans for sale	(24,035)	(17,123)
Sale of loans originated for sale	23,069	14,681
Gain on sale of loans originated for sale	(269)	(371)
Excess tax benefit from share-based compensation	(5)	(7)
Returns on investments in limited partnerships	—	92
Net decrease (increase) in accrued interest receivable and other assets	2,522	(159)
Net increase in accrued interest payable and other liabilities	4,579	1,379
Net cash provided by operating activities	8,552	2,848
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	7,179	9,434
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	755	730
Purchases of available-for-sale securities	(10,584)	(10,902)
Purchases of held-to-maturity securities	(4,875)	(615)
Net increase in loans and leases	(64,892)	(30,021)
Investment in historic development entities	(689)	—
Investment in Federal Home Loan Bank stock	(4,798)	(3,495)
Proceeds from the sale of Federal Home Loan Bank stock	1,818	844
Purchases of leasehold improvements and equipment, net	(297)	(363)
Net cash used in investing activities	(76,383)	(34,388)
Financing activities
Net decrease in deposits	(23,173)	(46,133)
Repayment of Federal Home Loan Bank advances	(237,000)	(115,916)
Proceeds from Federal Home Loan Bank advances	309,000	178,416
Net increase in Federal Home Loan Bank line of credit	29,000	—
Net increase (decrease) in other borrowed funds	17	(310)
Cash dividends paid	(1,226)	(1,133)
Purchase of treasury stock	(4)	(2)
Net cash provided by financing activities	76,614	14,922
Net increase (decrease) in cash and cash equivalents	8,783	(16,618)
Cash and cash equivalents at the beginning of the period	52,539	77,517
Cash and cash equivalents at the end of the period	$61,322	$60,899
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$4,159	$3,386
Income taxes paid	19	(314)
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	—	2,040
Transfer from loans to foreclosed properties	415	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in the Wisconsin and greater Kansas City markets. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”) and investment portfolio administrative services and asset/liability management services through First Business Consulting Services (“FBCS”), both divisions of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”) and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
Basis of Presentation. The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2018. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April, May and December 2016, the FASB also issued ASU No. 2016-10, No. 2016-12 and No. 2016-20, respectively, related to Topic 606. The amendments do not change the core principles of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original ASU.
During the first quarter of 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, “ASC 606”) using the modified retrospective method. The majority of the Company’s revenues are derived from interest income and other sources that are outside the scope of ASC 606. The primary revenue streams subject to the guidance include trust and investment services fee income, service charges on deposits and the sale of foreclosed properties. The Corporation completed an assessment and evaluated contracts to assess and quantify accounting methodology changes resulting from these standards.
Trust and investment service fees: The Corporation earns fees from contracts with customers for investment management, trust and estate management, company retirement plan and brokerage services to manage assets for investment and/or transact on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly, quarterly or annual services and are generally assessed based on a tiered scale of the market value of assets under management or administration at the end of the period. Fees that are transaction-based are recognized at the point in time that the transaction is executed.
Service charges on deposits: The Corporation earns fees from deposit customers for account maintenance, information reporting, account reconciliation and transaction-based activity, such as overdraft and service fees. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer’s request. All other fees are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation.
Gain or loss on foreclosed properties: The Corporation records a gain or loss from the sale of foreclosed property when control of the property transfers to the buyer. If the Corporation finances the sale of the property to the buyer, the Corporation assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain or loss on sale if a significant financing component is present.
The adoption of ASC 606 did not result in a change to the current accounting practices for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Subtopic 825-10).” The ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation adopted the accounting standard during the first quarter of 2018 and modified its fair value disclosure of financial instruments to reflect an exit price notion. The modifications were substantially related to loans and lease receivables, deposits, Federal Home Loan Bank advances and other borrowings. The Corporation did not have any equity securities subject to the fair value adjustment. The adoption of the standard did not have a material impact on the Corporation’s results of operations, financial position and liquidity.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2019, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity. The Corporation leases office space, loan production offices and specialty financing production offices under noncancelable operating leases which expire on various dates through 2029. The Corporation also leases office equipment. Future minimum lease payments for noncancelable operating leases as of March 31, 2018 was $12.0 million.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures and any other financial asset not excluded from the scope that have the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The Corporation intends to adopt the accounting standard during the first quarter of 2020, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity. A cross-functional team has been established and a third-party software solution has been obtained to assist with the implementation of the standard. Management is in the process of gathering necessary data and reviewing potential methods to calculate the expected credit losses.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The ASU provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update will be applied retrospectively to each prior period presented. The Corporation adopted the accounting standard during the first quarter of 2018 with no material impact on its results of operations, financial position and liquidity.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation- Stock Compensation (Topic 718).” The ASU provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Corporation adopted the standard in the first quarter of 2018 with no material impact on its results of operations, financial position and liquidity.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220).” The ASU allowed a reclassification from accumulated comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Corporation early adopted the standard in the fourth quarter of 2017, which resulted in a $222,000 one-time reclassification from accumulated comprehensive income to retained earnings.

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

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$3,649	$3,397
Less: earnings allocated to participating securities	54	45
Basic earnings allocated to common stockholders	$3,595	$3,352
Weighted-average common shares outstanding, excluding participating securities	8,633,278	8,600,620
Basic earnings per common share	$0.42	$0.39

Diluted earnings per common share
Earnings allocated to common stockholders	$3,595	$3,352
Weighted-average diluted common shares outstanding, excluding participating securities	8,633,278	8,600,620
Diluted earnings per common share	$0.42	$0.39

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units and any other type of award permitted by the Plan. As of March 31, 2018, 210,780 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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

Restricted stock activity for the year ended December 31, 2017 and the three months ended March 31, 2018 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	116,245	$21.13
Granted	71,130	21.67
Vested	(48,550)	21.51
Forfeited	(8,384)	21.65
Nonvested balance as of December 31, 2017	130,441	21.43
Granted	1,055	21.43
Vested	(1,238)	22.70
Forfeited	—	—
Nonvested balance as of March 31, 2018	130,258	$21.44

As of March 31, 2018, the Corporation had $2.2 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.70 years.

For the three months ended March 31, 2018 and 2017, share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was $286,000 and $276,000, respectively.

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$999	$—	$(9)	$990
Municipal obligations	8,291	1	(111)	8,181
Collateralized mortgage obligations - government issued	23,147	95	(397)	22,845
Collateralized mortgage obligations - government-sponsored enterprises	95,509	11	(2,236)	93,284
Other securities	2,695	—	(34)	2,661
	$130,641	$107	$(2,787)	$127,961

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$999	$1	$—	$1,000
Municipal obligations	9,494	2	(82)	9,414
Collateralized mortgage obligations - government issued	22,313	149	(213)	22,249
Collateralized mortgage obligations - government-sponsored enterprises	91,480	24	(1,199)	90,305
Other securities	3,040	3	(6)	3,037
	$127,326	$179	$(1,500)	$126,005

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	$—	$(9)	$1,490
Municipal obligations	21,657	48	(129)	21,576
Collateralized mortgage obligations - government issued	8,613	—	(232)	8,381
Collateralized mortgage obligations - government-sponsored enterprises	10,116	15	(169)	9,962
	$41,885	$63	$(539)	$41,409

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	$—	$(9)	$1,490
Municipal obligations	21,680	176	(34)	21,822
Collateralized mortgage obligations - government issued	9,072	1	(130)	8,943
Collateralized mortgage obligations - government-sponsored enterprises	5,527	—	(86)	5,441
	$37,778	$177	$(259)	$37,696

U.S. government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by the FHLMC and the FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. No sales of available-for-sale securities occurred during the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, securities with a fair value of $2.6 million and $2.8 million, respectively, were pledged to secure interest rate swap contracts.
The amortized cost and fair value of securities by contractual maturity at March 31, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,894	$3,886	$1,700	$1,691
Due in one year through five years	19,198	18,836	10,819	10,786
Due in five through ten years	31,867	31,274	20,298	20,032
Due in over ten years	75,682	73,965	9,068	8,900
	$130,641	$127,961	$41,885	$41,409

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2018 and December 31, 2017. At March 31, 2018, the Corporation held 158 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2018, the Corporation held 49 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2018 and 2017.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$990	$9	$—	$—	$990	$9
Municipal obligations	4,914	70	2,094	41	7,008	111
Collateralized mortgage obligations - government issued	11,220	153	6,531	244	17,751	397
Collateralized mortgage obligations - government-sponsored enterprises	61,842	1,275	26,298	961	88,140	2,236
Other securities	2,418	32	243	2	2,661	34
	$81,384	$1,539	$35,166	$1,248	$116,550	$2,787

	As of December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
Municipal obligations	$6,132	$43	$2,755	$39	$8,887	$82
Collateralized mortgage obligations - government issued	7,104	40	6,715	173	13,819	213
Collateralized mortgage obligations - government-sponsored enterprises	59,256	476	28,004	723	87,260	1,199
Other securities	1,954	6	—	—	1,954	$6
	$74,446	$565	$37,474	$935	$111,920	$1,500

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2018 and December 31, 2017. At March 31, 2018, the Corporation held 81 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were 16 held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of March 31, 2018. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2018 and 2017.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$1,499	$9	$1,499	$9
Municipal obligations	14,446	120	258	9	14,704	129
Collateralized mortgage obligations - government issued	4,225	106	4,388	126	8,613	232
Collateralized mortgage obligations - government-sponsored enterprises	2,875	7	5,241	162	8,116	169
	$21,546	$233	$11,386	$306	$32,932	$539

	As of December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$1,499	$9	$1,499	$9
Municipal obligations	3,723	27	259	7	3,982	34
Collateralized mortgage obligations - government issued	3,868	51	4,677	79	8,545	130
Collateralized mortgage obligations - government-sponsored enterprises	—	—	5,527	86	5,527	86
	$7,591	$78	$11,962	$181	$19,553	$259

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2018	December 31, 2017
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$197,268	$200,387
Commercial real estate — non-owner occupied	484,151	470,236
Land development	46,379	40,154
Construction	156,020	125,157
Multi-family	136,098	136,978
1-4 family	41,866	44,976
Total commercial real estate	1,061,782	1,017,888
Commercial and industrial	443,005	429,002
Direct financing leases, net	31,387	30,787
Consumer and other:
Home equity and second mortgages	8,270	7,262
Other	20,717	18,099
Total consumer and other	28,987	25,361
Total gross loans and leases receivable	1,565,161	1,503,038
Less:
Allowance for loan and lease losses	18,638	18,763
Deferred loan fees	1,671	1,443
Loans and leases receivable, net	$1,544,852	$1,482,832
As of March 31, 2018 and December 31, 2017, the total amount of the Corporation’s ownership of SBA loans comprised of the following:

	March 31, 2018	December 31, 2017
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$28,348	$30,071
Other SBA loans(1)	19,431	22,254
Total SBA loans	$47,779	$52,325

(1)
Primarily consisted of SBA Express loans and impaired SBA loans that were repurchased from the secondary market, all of which were not saleable as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, $8.0 million and $11.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market, participation interests in other originated loans and residential real estate loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended March 31, 2018 and 2017 was $3.1 million and $3.3 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2018 and 2017 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2018 and December 31, 2017 was $97.7 million and $100.3 million, respectively.

The total principal amount of transferred participation interests in other originated commercial loans during the three months ended March 31, 2018 and 2017 was $19.7 million and $12.0 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2018 and December 31, 2017 was $108.7 million and $106.4 million, respectively. As of March 31, 2018 and December 31, 2017, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $187.8 million and $181.7 million, respectively. No loans in this participation portfolio were considered impaired as of March 31, 2018 and December 31, 2017. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 was $650,000.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$167,290	$15,592	$10,354	$4,032	$197,268
Commercial real estate — non-owner occupied	462,505	20,533	1,080	33	484,151
Land development	42,818	1,044	—	2,517	46,379
Construction	153,285	508	227	2,000	156,020
Multi-family	136,098	—	—	—	136,098
1-4 family	32,221	7,640	1,071	934	41,866
Total commercial real estate	994,217	45,317	12,732	9,516	1,061,782
Commercial and industrial	351,392	24,916	56,240	10,457	443,005
Direct financing leases, net	29,622	317	1,448	—	31,387
Consumer and other:
Home equity and second mortgages	8,261	7	—	2	8,270
Other	20,401	—	—	316	20,717
Total consumer and other	28,662	7	—	318	28,987
Total gross loans and leases receivable	$1,403,893	$70,557	$70,420	$20,291	$1,565,161
Category as a % of total portfolio	89.69%	4.51%	4.50%	1.30%	100.00%

	December 31, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$166,018	$18,442	$8,850	$7,077	$200,387
Commercial real estate — non-owner occupied	441,246	27,854	1,102	34	470,236
Land development	36,470	1,057	—	2,627	40,154
Construction	121,528	757	—	2,872	125,157
Multi-family	136,978	—	—	—	136,978
1-4 family	34,598	7,735	1,220	1,423	44,976
Total commercial real estate	936,838	55,845	11,172	14,033	1,017,888
Commercial and industrial	341,875	25,344	49,453	12,330	429,002
Direct financing leases, net	28,866	342	1,579	—	30,787
Consumer and other:
Home equity and second mortgages	7,250	8	—	4	7,262
Other	17,745	—	—	354	18,099
Total consumer and other	24,995	8	—	358	25,361
Total gross loans and leases receivable	$1,332,574	$81,539	$62,204	$26,721	$1,503,038
Category as a % of total portfolio	88.66%	5.42%	4.14%	1.78%	100.00%

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
Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Bank. Category III loans and leases generally exhibit undesirable characteristics, such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and subcommittees of the Bank’s Loan Committee on a monthly basis and the Bank’s Board of Directors at each of their regularly scheduled meetings.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases, with the exception of performing troubled debt restructurings, have been placed on non-accrual as management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and subcommittees of the Bank’s Loan Committee on a monthly basis and the Bank’s Board of Directors at each of their regularly scheduled meetings.
Utilizing regulatory classification terminology, the Corporation identified $30.6 million and $32.7 million of loans and leases as Substandard as of March 31, 2018 and December 31, 2017, respectively. No loans and leases were identified as Doubtful as of March 31, 2018. The Corporation identified $4.7 million of loans and leases as Doubtful as of December 31, 2017. Additionally, no loans were considered Special Mention, doubtful or Loss as of either March 31, 2018 or December 31, 2017. The population of Substandard loans is a subset of Category III and Category IV loans.
The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current		Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$193,290		$193,290
Non-owner occupied	388	—	—	388	483,730		484,118
Land development	—	—	—	—	43,862		43,862
Construction	—	—	—	—	154,020		154,020
Multi-family	—	—	—	—	136,098		136,098
1-4 family	545	—	—	545	40,588		41,133
Commercial and industrial	1,618	—	—	1,618	430,934		432,552
Direct financing leases, net	—	—	—	—	31,387		31,387
Consumer and other:
Home equity and second mortgages	129	—	—	129	8,141		8,270
Other	1	—	—	1	20,400		20,401
Total	2,681	—	—	2,681	1,542,450		1,545,131
Non-accruing loans and leases
Commercial real estate:
Owner occupied	395	—	3,520	3,915	63		3,978
Non-owner occupied	33	—	—	33	—		33
Land development	—	—	—	—	2,517		2,517
Construction	—	—	2,000	2,000	—		2,000
Multi-family	—	—	—	—	—		—
1-4 family	162	—	529	691	42		733
Commercial and industrial	2,960	—	6,510	9,470	983		10,453
Direct financing leases, net	—	—	—	—	—		—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—		—
Other	—	—	316	316	—		316
Total	3,550	—	12,875	16,425	3,605	—	20,030
Total loans and leases
Commercial real estate:
Owner occupied	395	—	3,520	3,915	193,353		197,268
Non-owner occupied	421	—	—	421	483,730		484,151
Land development	—	—	—	—	46,379		46,379
Construction	—	—	2,000	2,000	154,020		156,020
Multi-family	—	—	—	—	136,098		136,098
1-4 family	707	—	529	1,236	40,630		41,866
Commercial and industrial	4,578	—	6,510	11,088	431,917		443,005
Direct financing leases, net	—	—	—	—	31,387		31,387
Consumer and other:
Home equity and second mortgages	129	—	—	129	8,141		8,270
Other	1	—	316	317	20,400		20,717
Total	$6,231	$—	$12,875	$19,106	$1,546,055		$1,565,161
Percent of portfolio	0.40%	—%	0.82%	1.22%	98.78%		100.00%

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$193,366	$193,366
Non-owner occupied	—	—	—	—	470,202	470,202
Land development	—	—	—	—	37,528	37,528
Construction	—	196	—	196	122,089	122,285
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	—	496	43,319	43,815
Commercial and industrial	1,169	197	—	1,366	415,315	416,681
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	—	—	17,745	17,745
Total	1,771	393	—	2,164	1,474,485	1,476,649
Non-accruing loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	1,780	7,021
Non-owner occupied	—	—	—	—	34	34
Land development	—	—	—	—	2,626	2,626
Construction	—	—	2,872	2,872	—	2,872
Multi-family	—	—	—	—	—	—
1-4 family	—	—	948	948	213	1,161
Commercial and industrial	782	—	7,349	8,131	4,190	12,321
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	345	345	9	354
Total	1,187	—	16,350	17,537	8,852	26,389
Total loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	195,146	200,387
Non-owner occupied	—	—	—	—	470,236	470,236
Land development	—	—	—	—	40,154	40,154
Construction	—	196	2,872	3,068	122,089	125,157
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	948	1,444	43,532	44,976
Commercial and industrial	1,951	197	7,349	9,497	419,505	429,002
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	345	345	17,754	18,099
Total	$2,958	$393	$16,350	$19,701	$1,483,337	$1,503,038
Percent of portfolio	0.20%	0.03%	1.09%	1.32%	98.68%	100.00%

The Corporation’s total impaired assets consisted of the following at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$3,978	$7,021
Commercial real estate — non-owner occupied	33	34
Land development	2,517	2,626
Construction	2,000	2,872
Multi-family	—	—
1-4 family	733	1,161
Total non-accrual commercial real estate	9,261	13,714
Commercial and industrial	10,453	12,321
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	316	354
Total non-accrual consumer and other loans	316	354
Total non-accrual loans and leases	20,030	26,389
Foreclosed properties, net	1,484	1,069
Total non-performing assets	21,514	27,458
Performing troubled debt restructurings	261	332
Total impaired assets	$21,775	$27,790

	March 31, 2018	December 31, 2017
Total non-accrual loans and leases to gross loans and leases	1.28%	1.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.37	1.83
Total non-performing assets to total assets	1.15	1.53
Allowance for loan and lease losses to gross loans and leases	1.19	1.25
Allowance for loan and lease losses to non-accrual loans and leases	93.05	71.10
As of March 31, 2018 and December 31, 2017, $8.6 million and $8.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of March 31, 2018.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018			As of December 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	3	$1,065	$868	3	$1,065	$880
Commercial real estate — non-owner occupied	1	158	33	1	158	34
Land development	1	5,745	2,516	1	5,745	2,626
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	7	560	243	8	627	307
Commercial and industrial	10	8,759	4,913	10	8,759	4,951
Consumer and other:
Home equity and second mortgage	1	37	2	2	37	4
Other	1	2,077	316	2	2,094	345
Total	24	$18,401	$8,891	27	$18,485	$9,147

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

As of March 31, 2018 and December 31, 2017, the Corporation’s troubled debt restructurings grouped by type of concession were as follows:

	As of March 31, 2018		As of December 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Extension of term	—	$—	—	$—
Interest rate concession	12	3,660	12	3,793
Combination of extension of term and interest rate concession	—	—	1	54
Commercial and industrial:
Combination of extension of term and interest rate concession	10	4,913	10	4,951
Consumer and other:
Extension of term	1	316	1	328
Combination of extension of term and interest rate concession	1	2	3	21
Total	24	$8,891	27	$9,147

During the three months ended March 31, 2018 and March 31, 2017 no loans were modified to a troubled debt restructuring.

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2018. There were three loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2017. The total recorded investment of these loans was $878,000 as of March 31, 2017.
The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,032	$5,331		$—	$6,531		$134		$148	$(14)
Non-owner occupied	33	74		—	39		1		—	1
Land development	2,517	6,814		—	2,553		18		—	18
Construction	2,000	2,872		—	2,862		52		—	52
Multi-family	—	—		—	—		—		—	—
1-4 family	934	1,204		—	1,351		20		18	2
Commercial and industrial	3,621	4,297		—	5,134		124		104	20
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	2	2		—	3		—		27	(27)
Other	316	982		—	330		14		—	14
Total	13,455	21,576		—	18,803		363		297	66
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—		—	—		—		—	—
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	6,836	9,145		3,088	6,850		278		—	278
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	—	—		—	—		—		—	—
Total	6,836	9,145		3,088	6,850		278		—	278
Total:
Commercial real estate:
Owner occupied	4,032	5,331		—	6,531		134		148	(14)
Non-owner occupied	33	74		—	39		1		—	1
Land development	2,517	6,814		—	2,553		18		—	18
Construction	2,000	2,872		—	2,862		52		—	52
Multi-family	—	—		—	—		—		—	—
1-4 family	934	1,204		—	1,351		20		18	2
Commercial and industrial	10,457	13,442		3,088	11,984		402		104	298
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	2	2		—	3		—		27	(27)
Other	316	982		—	330		14		—	14
Grand total	$20,291	$30,721		$3,088	$25,653		$641		$297	$344

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$7,077	$7,077	$—	$5,549	$613	$—	$613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	—	—	—	2,000	134	214	(80)
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	5,465	6,502	—	3,634	858	7	851
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	345	1,011	—	365	59	—	59
Total	16,975	21,671	—	18,624	1,898	454	1,444
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,872	2,872	415	2,252	158	—	158
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	6,865	8,813	4,067	12,288	639	—	639
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	9	9	9	—	—	—	—
Total	9,746	11,694	4,491	14,540	797	—	797
Total:
Commercial real estate:
Owner occupied	7,077	7,077	—	5,549	613	—	613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	2,872	2,872	415	4,252	292	214	78
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	12,330	15,315	4,067	15,922	1,497	7	1,490
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	354	1,020	9	365	59	—	59
Grand total	$26,721	$33,365	$4,491	$33,164	$2,695	$454	$2,241

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $10.4 million and $6.6 million as of March 31, 2018 and December 31, 2017, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $261,000 and $332,000 of loans as of March 31, 2018 and December 31, 2017, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(2,175)	(490)	(20)	(2,685)
Recoveries	13	2	69	84
Net charge-offs	(2,162)	(488)	49	(2,601)
Provision for credit losses	2,021	414	41	2,476
Ending balance	$9,990	$8,151	$497	$18,638

	As of and for the Three Months Ended March 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(67)	(55)	(87)	(209)
Recoveries	104	246	41	391
Net charge-offs	37	191	(46)	182
Provision for credit losses	396	(218)	394	572
Ending balance	$12,817	$7,943	$906	$21,666

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of March 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,990	$5,063	$497	$15,550
Individually evaluated for impairment	—	3,088	—	3,088
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$9,990	$8,151	$497	$18,638
Loans and lease receivables:
Collectively evaluated for impairment	$1,052,266	$463,935	$28,669	$1,544,870
Individually evaluated for impairment	9,101	10,452	318	19,871
Loans acquired with deteriorated credit quality	415	5	—	420
Total	$1,061,782	$474,392	$28,987	$1,565,161

	As of December 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(Dollars in Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,716	$4,158	$398	$14,272
Individually evaluated for impairment	415	4,067	9	4,491
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$10,131	$8,225	$407	$18,763
Loans and lease receivables:
Collectively evaluated for impairment	$1,003,855	$447,459	$25,003	$1,476,317
Individually evaluated for impairment	13,506	12,324	358	26,188
Loans acquired with deteriorated credit quality	527	6	—	533
Total	$1,017,888	$459,789	$25,361	$1,503,038

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

A summary of accrued interest receivable and other assets is as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Accrued interest receivable	$5,403	$5,019
Net deferred tax asset	6,327	2,584
Investment in historic development entities	1,849	1,161
Investment in a community development entity	6,464	6,591
Investment in limited partnerships	4,333	4,261
Investment in Trust II	315	315
Fair value of interest rate swaps	961	942
Prepaid expenses	3,556	3,091
Other assets	2,986	5,884
Total accrued interest receivable and other assets	$32,194	$29,848

Note 7 — Deposits
The composition of deposits at March 31, 2018 and December 31, 2017 is shown below. Average balances represent year-to-date averages.

	March 31, 2018			December 31, 2017
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$240,422	$228,557	—%	$277,445	$230,907	—%
Interest-bearing transaction accounts	262,766	297,730	0.55	217,625	226,540	0.59
Money market accounts	498,310	514,837	0.66	515,077	583,241	0.47
Certificates of deposit	77,107	80,904	1.18	76,199	56,667	1.00
Wholesale deposits	292,553	300,855	1.77	307,985	361,712	1.70
Total deposits	$1,371,158	$1,422,883	0.80	$1,394,331	$1,459,067	0.74

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at March 31, 2018 and December 31, 2017 is shown below. Average balances represent year-to-date averages.

	March 31, 2018			December 31, 2017
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$66	1.22%
FHLB advances	284,500	217,517	1.84	183,500	105,276	1.40
Line of credit	10	10	4.32	10	328	3.64
Other borrowings(1)	675	675	8.09	675	1,241	14.50
Subordinated notes payable	23,727	23,718	6.67	23,713	23,161	6.93
Junior subordinated notes	10,022	10,020	10.94	10,019	10,011	11.11
	$318,934	$251,940	2.68	$217,917	$140,083	3.14

Short-term borrowings	$93,010			$37,010
Long-term borrowings	225,924			180,907
	$318,934			$217,917

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

As of March 31, 2018 and December 31, 2017, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2018, the Corporation pays a commitment fee on this line of credit. During both the three months ended March 31, 2018 and 2017, the Corporation incurred interest expense due to this fee of $3,000.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $2.5 million at March 31, 2018, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended
	March 31, 2018	March 31, 2017
	(In Thousands)
Balance at the beginning of the period	$2,849	$1,750
SBA recourse (benefit) provision	(295)	6
Charge-offs, net	(38)	(91)
Balance at the end of the period	$2,516	$1,665
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$990	$—	$990
Municipal obligations	—	8,181	—	8,181
Collateralized mortgage obligations - government issued	—	22,845	—	22,845
Collateralized mortgage obligations - government-sponsored enterprises	—	93,284	—	93,284
Other securities	—	2,661	—	2,661
Interest rate swaps	—	1,511	—	1,511
Liabilities:
Interest rate swaps	—	961	—	961

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$1,000	$—	$1,000
Municipal obligations	—	9,414	—	9,414
Asset backed securities	—	—	—	—
Collateralized mortgage obligations - government issued	—	22,249	—	22,249
Collateralized mortgage obligations - government-sponsored enterprises	—	90,305	—	90,305
Other securities	—	3,037	—	3,037
Interest rate swaps	—	942	—	942
Liabilities:
Interest rate swaps	—	1,064	—	1,064

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2018 or the year ended December 31, 2017 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$4,333	$6,414	$10,747
Foreclosed properties	—	1,484	—	1,484

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$10,063	$5,084	$15,147
Foreclosed properties	—	1,069	—	1,069

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $10.7 million and $15.1 million at March 31, 2018 and December 31, 2017, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, specifically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 13% - 75% as of the measurement date of March 31, 2018. The weighted average of those unobservable inputs was 16%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$61,322	$61,319	$41,622	$19,697	$—
Securities available-for-sale	127,961	127,961	—	127,961	—
Securities held-to-maturity	41,885	41,409	—	41,409	—
Loans held for sale	3,429	3,772	—	3,772	—
Loans and lease receivables, net	1,544,852	1,541,857	—	4,333	1,537,524
Federal Home Loan Bank stock	8,650	N/A	N/A	N/A	N/A
Accrued interest receivable	5,403	5,403	5,403	—	—
Interest rate swaps	1,511	1,511	—	1,511	—
Financial liabilities:
Deposits	1,371,158	1,367,168	1,001,498	365,670	—
Federal Home Loan Bank advances and other borrowings	308,912	305,156	—	305,156	—
Junior subordinated notes	10,022	8,352	—	—	8,352
Accrued interest payable	2,456	2,456	2,456	—	—
Interest rate swaps	961	961	—	961	—
Off-balance-sheet items:
Standby letters of credit	52	52	—	—	52
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$52,539	$52,539	$35,114	$17,425	$—
Securities available-for-sale	126,005	126,005	—	126,005	—
Securities held-to-maturity	37,778	37,696	—	37,696	—
Loans held for sale	2,194	2,413	—	2,413	—
Loans and lease receivables, net	1,482,832	1,482,664	—	10,063	1,472,601
Federal Home Loan Bank stock	5,670	N/A	N/A	N/A	N/A
Accrued interest receivable	5,019	5,019	5,019	—	—
Interest rate swaps	942	942	—	942	—
Financial liabilities:
Deposits	1,394,331	1,391,801	1,010,147	381,654	—
Federal Home Loan Bank advances and other borrowings	207,898	206,441	—	206,441	—
Junior subordinated notes	10,019	8,836	—	—	8,836
Accrued interest payable	2,095	2,095	2,095	—	—
Interest rate swaps	1,064	1,064	—	1,064	—
Off-balance-sheet items:
Standby letters of credit	75	75	—	—	75

N/A = The fair value is not applicable due to restrictions placed on transferability
Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the unaudited Consolidated Balance Sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.
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

Note 11 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked- to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At March 31, 2018, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $91.0 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between September 2018 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative assets of $961,000, included in accrued interest receivable and other assets, and as a derivative liability of $265,000, included in accrued interest payable and other liabilities. As of March 31, 2018, no interest rate swaps were in default and therefore all values for the commercial borrower swaps were recorded on a gross basis on the unaudited Consolidated Balance Sheets.
At March 31, 2018, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $91.0 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in September 2018 through July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivate liability of $696,000, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of 961,000 and gross derivative assets of 265,000. No right of offset existed with dealer counterparty swaps as of March 31, 2018.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2018 and 2017 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings.

As of March 31, 2018, the aggregate notional value of interest rate swaps designated as cash flow hedges was $30.0 million. These interest rate swaps matures between June 2027 and December 2027. A pre-tax unrealized gain of $672,000 was recognized in other comprehensive income for the three months ended March 31, 2018 and there was no ineffective portion of these hedge. No interest rate swaps designated as cash flow hedges were outstanding as of March 31, 2017.
The table below provides information about the balance sheet location and fair value of the Corporation’s derivative instruments as of March 31, 2018 and December 31, 2017:

	Interest Rate Swap Contracts
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2018	Accrued interest receivable and other assets	$961	Accrued interest payable and other liabilities	$961
December 31, 2017	Accrued interest receivable and other assets	$942	Accrued interest payable and other liabilities	$942
Derivatives designated as hedging instruments
March 31, 2018	Accrued interest receivable and other assets	$550	Accumulated other comprehensive income (1)	$550
December 31, 2017	Accumulated other comprehensive income (1)	$122	Accrued interest payable and other liabilities	$122

(1)
The fair value of derivatives designated as hedging instruments included in accumulated other comprehensive income represent pre-tax amounts, which are reported net of tax on the unaudited Consolidated Balance Sheets.

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
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.
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

As of March 31, 2018, the Corporation’s capital levels exceeded the regulatory minimums and Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following table summarizes both the Corporation’s and Bank’s capital ratios and the ratios required by their federal regulators at March 31, 2018 and December 31, 2017:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2018
Total capital (to risk-weighted assets)
Consolidated	$216,519	11.78%	$147,099	8.00%	$181,575	9.875%	N/A	N/A
First Business Bank	209,579	11.45	146,437	8.00	180,758	9.875	$183,046	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$171,638	9.33%	$110,324	6.00%	$144,801	7.875%	N/A	N/A
First Business Bank	188,425	10.29	109,828	6.00	144,149	7.875	$146,437	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$161,616	8.79%	$82,743	4.50%	$117,219	6.375%	N/A	N/A
First Business Bank	188,425	10.29	82,371	4.50	116,692	6.375	$118,980	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$171,638	9.26%	$74,127	4.00%	$74,127	4.00%	N/A	N/A
First Business Bank	188,425	10.19	73,929	4.00	73,929	4.00	$92,412	5.00%

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2017
Total capital (to risk-weighted assets)
Consolidated	$214,501	11.98%	$143,219	8.00%	$165,597	9.250%	N/A	N/A
First Business Bank	207,986	11.66	142,736	8.00	165,038	9.250	$178,420	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$169,176	9.45%	$107,414	6.00%	$129,792	7.250%	N/A	N/A
First Business Bank	186,374	10.45	107,052	6.00	129,354	7.250	$142,736	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$159,157	8.89%	$80,561	4.50%	$102,939	5.750%	N/A	N/A
First Business Bank	186,374	10.45	80,289	4.50	102,591	5.750	$115,973	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$169,176	9.54%	$70,920	4.00%	$70,920	4.00%	N/A	N/A
First Business Bank	186,374	10.56	70,617	4.00	70,617	4.00	$88,272	5.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the “Corporation,” “we,” “us,” “our,” or similar references mean First Business Financial Services, Inc. together with our subsidiary. “FBB” or the “Bank” refers to our subsidiary, First Business Bank.
Forward-Looking Statements
This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiary.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portion of SBA loans.
These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our stockholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through the Bank and certain of its subsidiaries. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- to medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, investment portfolio administrative services, asset/liability management services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Operational Summary

Results for the three months ended March 31, 2018 include:

•	Total assets increased to $1.878 billion as of March 31, 2018 compared to $1.794 billion as of December 31, 2017.

•	Net income for the three months ended March 31, 2018 was $3.6 million compared to net income of $3.4 million for the three months ended March 31, 2017.

•	Diluted earnings per common share for the three months ended March 31, 2018 were $0.42 compared to diluted earnings per common share of $0.39 for the three months ended March 31, 2017.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 0.78% and 8.88%, respectively, for the three month period ended March 31, 2018, compared to 0.77% and 8.31%, respectively, for the same time period in 2017.

•	Trust and investment services fee income increased 16.5% to $1.9 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017.

•
Top line revenue, the sum of net interest income and non-interest income, increased 10.1% to $20.9 million for the three months ended March 31, 2018 compared to $19.0 million for the three months ended March 31, 2017.

•	Net interest margin increased 14 basis points to 3.65% for the three months ended March 31, 2018 compared to 3.51% for the three months ended March 31, 2017.

•	Efficiency ratio was 67.45% for the three months ended March 31, 2018, compared to 70.85% for the three months ended March 31, 2017.

•	Provision for loan and lease losses was $2.5 million for the three months ended March 31, 2018 compared to $572,000 for the same period in the prior year.

•	SBA recourse provision was a benefit of $295,000 for the three months ended March 31, 2018, compared to a $6,000 expense for the three months ended March 31, 2017.

•
Net charge-offs of $2.6 million represented an annualized 0.67% of average loans and leases for the three months ended March 31, 2018 compared to annualized net recoveries of 0.05% for the three months ended March 31, 2017.

•	Gross loans and leases receivable increased $61.9 million, or 16.5% annualized, to $1.563 billion at March 31, 2018 from $1.502 billion at December 31, 2017.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.19% at March 31, 2018 compared to 1.25% at December 31, 2017.

•	Non-performing assets as a percentage of total assets was 1.15% at March 31, 2018 compared to 1.53% at December 31, 2017.

•	Non-accrual loans decreased by $6.4 million, or 24.1%, to $20.0 million at March 31, 2018 from $26.4 million at December 31, 2017.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. For the three months ended March 31, 2018, top line revenue increased 10.1% compared to the same period in the prior year primarily due to loan growth combined with higher loan yields, as well as an increase in commercial loan swap fees and trust and investment fee income. This increase was partially offset by higher rates paid on interest-bearing liabilities amid a rising rate environment and a moderate decline in the gain on sale of SBA loans.
The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2018	2017	Change
	(Dollars in Thousands)
Net interest income	$16,202	$14,888	8.8%
Non-interest income	4,667	4,063	14.9
Total top line revenue	$20,869	$18,951	10.1
Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended March 31, 2018 increased to 0.78% compared to 0.77% for the three months ended March 31, 2017. The increase in ROAA for the three months ended March 31, 2018 was primarily due to an increase in net interest income, trust and investment fee income, commercial loan swap fee income and a decrease in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. This improvement in profitability was partially offset by an increase in the provision for loan and leases losses. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended March 31, 2018 was 8.88% compared to 8.31% for the three months ended March 31, 2017. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA for the three months ended March 31, 2018. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our stockholders by enhancing the overall profitability of our client relationships, controlling expenses and seeking to minimize credit costs.
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
The efficiency ratio was 67.45% for the three months ended March 31, 2018, compared to 70.85% for the three months ended March 31, 2017. We continue to progress towards enhancing the Corporation’s long-term efficiency ratio, building on the strategic changes we have made to date and laying the foundation to generate sustainable and high-quality revenue growth. After significant investments in 2016 and 2017, we believe we now have a solid SBA infrastructure, with the people and processes in place to allow us to build production levels which achieve our profitability goals. At the same time, we expect our charter consolidation and core system conversions to create capacity within our existing workforce to accommodate future growth in a highly efficient manner. We believe these strategic initiatives will continue to act as catalysts for earnings growth in 2018 and beyond. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back within the Corporation’s long-term operating goal of 58-62%.
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

Please refer to both the Non-Interest Income and Non-Interest Expense sections below for discussion on the primary drivers of the year-over-year improvement in the efficiency ratio.

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$13,907	$13,560	$347	2.6%
Less:
Amortization of other intangible assets	12	14	(2)	(14.3)
SBA recourse (benefit) provision	(295)	6	(301)	N/M
Impairment of tax credit investments	113	113	—	—
Total adjusted operating expense	$14,077	$13,427	$650	4.8
Net interest income	$16,202	$14,888	$1,314	8.8
Total non-interest income	4,667	4,063	604	14.9
Total operating revenue	$20,869	$18,951	$1,918	10.1
Efficiency ratio	67.45%	70.85%
N/M = Not meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2018 compared to the same periods in 2017. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2018 Compared to 2017
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$874	$1,149	$2,023
Commercial and industrial loans(1)	286	(179)	107
Direct financing leases(1)	(17)	(3)	(20)
Consumer and other loans(1)	17	12	29
Total loans and leases receivable	1,160	979	2,139
Mortgage-related securities	150	(81)	69
Other investment securities	17	(9)	8
FHLB and FRB Stock	(7)	32	25
Short-term investments	18	16	34
Total net change in income on interest-earning assets	1,338	937	2,275
Interest-bearing liabilities
Transaction accounts	35	141	176
Money market accounts	325	(134)	191
Certificates of deposit	37	70	107
Wholesale deposits	118	(435)	(317)
Total deposits	515	(358)	157
FHLB advances	204	645	849
Other borrowings	(19)	(26)	(45)
Junior subordinated notes	—	—	—
Total net change in expense on interest-bearing liabilities	700	261	961
Net change in net interest income	$638	$676	$1,314

(1)	Includes non-performing loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2018 and 2017. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,046,751	$12,341	4.72%	$946,110	$10,318	4.36%
Commercial and industrial loans(1)	439,491	6,702	6.10	451,552	6,595	5.84
Direct financing leases(1)	29,871	303	4.06	30,123	323	4.29
Consumer and other loans(1)	29,361	315	4.29	28,202	286	4.06
Total loans and leases receivable(1)	1,545,474	19,661	5.09	1,455,987	17,522	4.81
Mortgage-related securities(2)	128,061	687	2.15	145,804	618	1.70
Other investment securities(3)	36,392	169	1.86	38,554	161	1.67
FHLB and FRB stock	6,717	49	2.92	3,150	24	3.05
Short-term investments	57,291	156	1.09	51,136	122	0.95
Total interest-earning assets	1,773,935	20,722	4.67	1,694,631	18,447	4.35
Non-interest-earning assets	88,750			80,254
Total assets	$1,862,685			$1,774,885
Interest-bearing liabilities
Transaction accounts	$297,730	408	0.55	$192,297	232	0.48
Money market accounts	514,837	851	0.66	627,188	660	0.42
Certificates of deposit	80,904	239	1.18	55,393	132	0.95
Wholesale deposits	300,855	1,332	1.77	400,672	1,649	1.65
Total interest-bearing deposits	1,194,326	2,830	0.95	1,275,550	2,673	0.84
FHLB advances	217,517	1,003	1.84	60,703	154	1.01
Other borrowings	24,403	413	6.77	25,921	458	7.07
Junior subordinated notes	10,020	274	10.94	10,006	274	10.97
Total interest-bearing liabilities	1,446,266	4,520	1.25	1,372,180	3,559	1.04
Non-interest-bearing demand deposit accounts	228,557			228,015
Other non-interest-bearing liabilities	23,553			11,223
Total liabilities	1,698,376			1,611,418
Stockholders’ equity	164,309			163,467
Total liabilities and stockholders’ equity	$1,862,685			$1,774,885
Net interest income		$16,202			$14,888
Interest rate spread			3.42%			3.31%
Net interest-earning assets	$327,669			$322,451
Net interest margin			3.65%			3.51%
Average interest-earning assets to average interest-bearing liabilities	122.66%			123.50%
Return on average assets(4)	0.78			0.77
Return on average equity(4)	8.88			8.31
Average equity to average assets	8.82			9.21
Non-interest expense to average assets(4)	2.99			3.06

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

Comparison of Net Interest Income for the Three Months Ended March 31, 2018 and 2017

Net interest income increased $1.3 million, or 8.8%, during the three months ended March 31, 2018, compared to the same period in 2017. The increase in net interest income was attributable to both positive interest-earning asset volume and rate variances. Interest-earning asset growth was primarily driven by an $89.5 million, or 6.1%, increase in average loans and leases, while yields on variable-rate loans benefited from the FOMC’s decision to raise the targeted federal funds rate throughout 2017 and 2018. The increase was partially offset by an increase in both average volume and average rate paid on interest-bearing liabilities.
The yield on average earning assets for the three months ended March 31, 2018 increased 32 basis points to 4.67%, compared to 4.35% for the three months ended March 31, 2017. The increase was due to increased rates on variable-rate loans following the FOMC’s decision to raise the targeted federal funds rate and, to a lesser extent, a higher yielding securities portfolio.
The weighted average rate paid on our interest-bearing deposits for the three months ended March 31, 2018 increased 11 basis points to 0.95%, compared to 0.84% for the three months ended March 31, 2017. The rate increase is primarily attributable to a moderate increase in rates across all in-market deposit types. This increase in interest-bearing deposit costs was partially offset by a $99.8 million decrease in wholesale deposits. Excluding wholesale deposits, the weighted average rate paid on interest-bearing deposits for the three months ended March 31, 2018 increased 20 basis points to 0.67%, compared to 0.47% for the three months ended March 31, 2017. The average effective federal funds rate during this same time period increased 75 basis points, resulting in an estimated deposit beta of approximately 27%. Deposit beta is defined as the basis point change in the average rate paid on in-market interest-bearing deposits divided by the basis point change in the average effective federal funds rate.
The rising rate environment has resulted in modest increases in deposit pricing as necessary to serve the Corporation’s client relationships. Management believes an increase in average total interest-bearing deposit costs may continue as the Corporation looks to effectively manage deposit relationships amid intense competition and continued expectation of a rising rate environment.
The overall weighted average rate paid on interest-bearing liabilities was 1.25% for the three months ended March 31, 2018, compared to 1.04% for the three months ended March 31, 2017. The primary reason for the increase in rate paid was a moderate increase in rates across all in-market deposit types combined with higher wholesale funding rates resulting from a rising rate environment. The weighted average rate paid on interest-bearing liabilities continued to benefit from a relatively stable level of in-market interest-bearing deposits which increased $18.6 million, or 2.1%, for the three months ended March 31, 2018, compared to the same period in 2017. Consistent with the Corporation’s longstanding funding strategy to manage risk and use the most efficient and cost effective source of wholesale funds, fixed rate FHLB advances were used at various maturity terms commensurate with the Bank’s funding needs. Average FHLB advances for the three months ended March 31, 2018 increased $156.8 million to $217.5 million at a weighted average rate paid of 1.84%. As of March 31, 2018, the weighted average original maturity of our FHLB term advances was 3.6 years.
We believe we effectively manage the Corporation’s liability structure in both term and rate to deliver a net interest margin at or above our target of 3.50%. Further, we expect continued success in attracting in-market deposit relationships in our Wisconsin and Kansas markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - were $1.122 billion for the three months ended March 31, 2018, compared to $1.103 billion for the three months ended March 31, 2017.
Net interest margin increased 14 basis points to 3.65% for the three months ended March 31, 2018, compared to 3.51% for the three months ended March 31, 2017 primarily due to the aforementioned increase in rates on variable-rate loans and a higher yielding securities portfolio. The resulting increase in earning asset yields benefited net interest margin by 32 basis points. This benefit was partially offset by an increase in average rate paid on in-market deposits, reducing net interest margin by 10 basis points, and by both rate and volume increases in Bank wholesale funds, reducing net interest margin by an additional 10 basis points.
During the first quarter of 2018, management continued to replace wholesale deposits with FHLB advances consistent with our funding philosophy to manage risk and utilize the most efficient and cost effective sources of wholesale funds. This shift in wholesale funds also reduced our FDIC assessment rate resulting in an $81,000, or 21.3%, decrease in FDIC insurance expense, compared to the same period in 2017.

Management believes the successful efforts to optimize funding costs and profitably expand loan balances will allow the Corporation to continue to maintain a net interest margin of 3.50% or better. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, given the nature of the Corporation’s asset-based lending business. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
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
We recorded provision expense of $2.5 million for the three months ended March 31, 2018 compared to $572,000 for the same time period in 2017. Provision for the three months ended March 31, 2018 primarily reflected net charge-offs in excess of previously established specific reserves and an increase to the general reserve commensurate with loan growth. Net charge-offs of $2.6 million for the three months ended March 31, 2018 were primarily related to three legacy SBA loan relationships that were previously identified as impaired.
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

Comparison of Non-Interest Income for the Three Months Ended March 31, 2018 and 2017
Non-Interest Income
Non-interest income consists primarily of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits, loan fee income and commercial loan swap fee income. For the three months ended March 31, 2018 non-interest income increased by $604,000, or 14.9%, to $4.7 million from $4.1 million for the same period in 2017.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 22.4% of our total revenues for the three months ended March 31, 2018, compared to 21.4% and for the three months ended March 31, 2017. Management believes the expected steady and gradual expansion of our rebuilt SBA lending program will drive our fee income ratio towards our current strategic target of 25%.

The components of non-interest income were as follows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Trust and investment services fee income	$1,898	$1,629	$269	16.5%
Gain on sale of SBA loans	269	360	(91)	(25.3)
Service charges on deposits	784	765	19	2.5
Loan fees	527	458	69	15.1
Increase in cash surrender value of bank-owned life insurance	292	311	(19)	(6.1)
Commercial loan swap fees	633	199	434	218.1
Other non-interest income	264	341	(77)	(22.6)
Total non-interest income	$4,667	$4,063	$604	14.9
Fee income ratio(1)	22.4%	21.4%

(1)	Fee income ratio is non-interest income divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased $269,000, or 16.5%, to a record $1.9 million for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values throughout 2017. At March 31, 2018, there were a record $1.394 billion of trust assets under management compared to $1.127 billion at March 31, 2017. Assets under administration were $185.5 million at March 31, 2018 compared to $177.0 million at March 31, 2017.
Gains on sale of SBA loans for the three months ended March 31, 2018 totaled $269,000, a decrease of $91,000, or 25.3%, compared to the three months ended March 31, 2017. After significant investments in 2016 and 2017, management believes a solid SBA infrastructure is now in place, with the people and processes necessary to build production and achieve our profitability goals throughout 2018 and beyond. The Corporation recently hired three more SBA business development officers in Wisconsin, and now, with the production talent already added in 2017, management anticipates production to grow at a moderate pace.
Commercial loan swap fee income for the three months ended March 31, 2018 increased $434,000 to $633,000, compared to $199,000, from the same period in 2017. We believe due to the market’s assumption of a rising interest rate environment throughout 2018 we could see additional loan demand for these types of relationship-based opportunities.

Comparison of Non-Interest Expense for the Three Months Ended March 31, 2018 and 2017
Non-Interest Expense

The components of non-interest expense were as follows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Compensation	$9,071	$8,683	$388	4.5%
Occupancy	529	475	54	11.4
Professional fees	1,035	1,010	25	2.5
Data processing	611	584	27	4.6
Marketing	333	370	(37)	(10.0)
Equipment	343	283	60	21.2
Computer software	742	683	59	8.6
FDIC insurance	299	380	(81)	(21.3)
Collateral liquidation costs	1	92	(91)	(98.9)
Impairment on tax credit investments	113	113	—	—
SBA recourse (benefit) provision	(295)	6	(301)	N/M
Other non-interest expense	1,125	881	244	27.7
Total non-interest expense	$13,907	$13,560	$347	2.6
Total adjusted operating expense (1)	$14,077	$13,427
Compensation expense to total adjusted operating expense	64.44%	64.67%
Full-time equivalent employees	256	258

N/M = Not meaningful

(1)	Total adjusted operating expense excludes the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation.
Non-interest expense for the three months ended March 31, 2018 increased by $347,000, or 2.6%, to $13.9 million compared to $13.6 million for the same period in 2017. The increase in non-interest expense was primarily due to an increase in compensation and other non-interest expense, partially offset by a decrease in SBA recourse provision.
Compensation expense increased by $388,000, or 4.5%, to $9.1 million for the three months ended March 31, 2018 from $8.7 million for the three months ended March 31, 2017. The overall increase reflected growth related to annual merit increases. We expect to continue to opportunistically invest in talent to support our strategic growth efforts, both in the form of additional production and operational staff.
The Corporation recorded a net benefit of $295,000 in SBA recourse provision for estimated losses in the outstanding guaranteed portion of SBA loans sold for the three months ended March 31, 2018, down from a net expense of $6,000 for the three months ended March 31, 2017. The net benefit was primarily due to limited actual losses incurred during the past two quarters in connection with sold SBA loans, which reduced the loss rate applied to the outstanding sold portfolio. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters; however, we believe the frequency and volatility in SBA recourse provision should diminish over time as we continue to originate new SBA loans with our rebuilt platform, the legacy portfolio amortizes down and ongoing remediation efforts mitigate potential losses. As of March 31, 2018, the total outstanding balance of sold SBA loans originated prior to 2017 was $88.3 million, of which $9.1 million were impaired, down from $101.6 million as of December 31, 2016. The total outstanding balance of sold SBA loans originated in 2017 or after was $9.4 million. Based on management’s estimate of losses in the guaranteed portion of sold SBA loans, a recourse reserve of $2.5 million, or 2.6% of total sold SBA loans, was outstanding at March 31, 2018.
Other non-interest expense increased by $244,000, or 27.7%, to $1.1 million for the three months ended March 31, 2018 from $881,000 for the three months ended March 31, 2017. The increase was primarily due to an increase in general and administrative expenses and timing associated with the cash reimbursements of various loan-related reimbursable expenses.

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
Income Taxes
Income tax expense was $837,000 for the three months ended March 31, 2018, with an effective tax rate of 18.7%, compared to income tax expense of $1.4 million for the three months ended March 31, 2017, with an effective tax rate of 29.5%. The lower income tax expense and effective rate reflect the reduction to the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. No significant discrete items were recognized during the first quarter of 2018.
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

Financial Condition
General
Total assets increased by $84.2 million, or 4.7%, to $1.878 billion as of March 31, 2018 compared to $1.794 billion at December 31, 2017. The increase in total assets was primarily driven by growth in our loan and lease portfolio.
Short-Term Investments
Short-term investments increased by $3.6 million, or 10.2%, to $39.1 million at March 31, 2018 from $35.5 million at December 31, 2017. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance-sheet liquidity program. As of March 31, 2018, our total investment in commercial paper was $19.7 million as compared to $17.4 million at December 31, 2017. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $6.1 million to $169.8 million at March 31, 2018 compared to $163.8 million at December 31, 2017. During the three months ended March 31, 2018, we recognized unrealized losses of $1.4 million before income taxes through other comprehensive income. As of March 31, 2018 and December 31, 2017, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 3.85 and 3.74 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2018.
No securities were sold during the three months ended March 31, 2018.
Loans and Leases Receivable

Loans and leases receivable, net of allowance for loan and lease losses, increased by $62.0 million, or 4.2%, to $1.545 billion at March 31, 2018 from $1.483 billion at December 31, 2017. As of March 31, 2018, construction loans were the largest contributor to loan growth increasing $30.9 million or 24.7%, to $156.0 million from $125.2 million at December 31, 2017. There continues to be a concentration in commercial real estate (“CRE”) loans, however, in general our composition of total loans and leases has remained consistent due to balanced growth across our product offerings. CRE loans represented 68% of our total loans as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, approximately 19% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio increased $14.0 million, or 3.3%, to $443.0 million at March 31, 2018 from $429.0 million at December 31, 2017 primarily driven by asset-based loan growth of $10.7 million. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.
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
Non-performing loans decreased $6.4 million, or 24.1%, to $20.0 million at March 31, 2018, compared to $26.4 million at December 31, 2017. The Corporation’s non-performing loans as a percentage of total gross loans and leases measured 1.28% and 1.76% at March 31, 2018 and December 31, 2017, respectively. Likewise, the ratio of non-performing assets to total assets decreased to 1.15% at March 31, 2018, compared to 1.53% at December 31, 2017. Please refer to the section entitled Asset Quality, below, for additional information.
Deposits
As of March 31, 2018, deposits decreased by $23.2 million, or 1.7% to $1.371 billion from $1.394 billion at December 31, 2017. The decrease in deposits was primarily due to typical seasonality of our non-interest bearing transaction and money market accounts, in addition to the continued purposeful reduction in the level of wholesale deposits, which decreased by $15.4 million, or 5.0%, to $292.6 million at March 31, 2018 from $308.0 million at December 31, 2017. These decreases were partially offset by an increase in the level of interest-bearing transaction accounts, which increased by $45.1 million, or 20.7%, to $262.8 million at March 31, 2018 from $217.6 million at December 31, 2017 primarily related to successful efforts in attracting in-market deposits from municipality relationships throughout our markets. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash and our ability to service and maintain existing and new client relationships.
Our strategic efforts continue to be focused on adding in-market relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Average in-market deposits for the three months ended March 31, 2018 were approximately $1.122 billion, or 68.4% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to in-market deposits of $1.103 billion, or 70.5% of total funding for the same period in 2017.
FHLB Advances and Other Borrowings
As of March 31, 2018, FHLB advances and other borrowings increased by $101.0 million, or 48.6%, to $308.9 million from $207.9 million at December 31, 2017.
Consistent with our funding philosophy to manage risk and use the most efficient and cost effective source of wholesale funds, we expect the balance of FHLB advances to increase in future periods as we continue to reduce our brokered certificate of deposit portfolio to help reduce the increase in our FDIC insurance assessment rate resulting from the FDIC’s revised methodology made effective July 1, 2016. Our operating range of bank wholesale funds to total bank funding is 30%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. As of March 31, 2018, the ratio of end of period bank wholesale funds to end of period total bank funds was 34.9%. Refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale deposits.

Asset Quality
Non-performing Assets
Total impaired assets consisted of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$3,978	$7,021
Commercial real estate - non-owner occupied	33	34
Land development	2,517	2,626
Construction	2,000	2,872
Multi-family	—	—
1-4 family	733	1,161
Total non-accrual commercial real estate	9,261	13,714
Commercial and industrial	10,453	12,321
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	316	354
Total non-accrual consumer and other loans	316	354
Total non-accrual loans and leases	20,030	26,389
Foreclosed properties, net	1,484	1,069
Total non-performing assets	21,514	27,458
Performing troubled debt restructurings	261	332
Total impaired assets	$21,775	$27,790

Total non-accrual loans and leases to gross loans and leases	1.28%	1.76%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.37	1.83
Total non-performing assets to total assets	1.15	1.53
Allowance for loan and lease losses to gross loans and leases	1.19	1.25
Allowance for loan and lease losses to non-accrual loans and leases	93.05	71.10
As of March 31, 2018 and December 31, 2017, $8.6 million and $8.8 million of non-accrual loans and leases were considered troubled debt restructurings, respectively.
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets decreased $5.9 million, or 21.6%, to $21.5 million at March 31, 2018 from $27.5 million at December 31, 2017. The decrease reflected the full payoff of the previously disclosed $2.8 million asset-based loan that was moved to impaired status during the second quarter of 2017, as well as $2.6 million of net charge-offs primarily related to three legacy SBA loan relationships that were previously identified as impaired.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of March 31, 2018, 98.8% of the loan and lease portfolio was in a current payment status, compared to 98.7% as of December 31, 2017. We also monitor our asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2018	2017	2017
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$13,455	$22,503	$16,975
Impaired loans and leases with impairment reserves required	6,836	15,718	9,746
Total impaired loans and leases	20,291	38,221	26,721
Less: Impairment reserve (included in allowance for loan and lease losses)	3,088	6,158	4,491
Net impaired loans and leases	$17,203	$32,063	$22,230
Average impaired loans and leases	$25,653	$27,879	$33,164
Foregone interest income attributable to impaired loans and leases	$641	$712	$2,695
Less: Interest income recognized on impaired loans and leases	297	—	454
Net foregone interest income on impaired loans and leases	$344	$712	$2,241
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2017	$1,069
Loans transferred to foreclosed properties	415
Foreclosed properties as of March 31, 2018	$1,484
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $125,000 from $18.8 million as of December 31, 2017 to $18.6 million as of March 31, 2018. The allowance for loan and lease losses as a percentage of gross loans and leases also decreased from 1.25% as of December 31, 2017 to 1.19% as of March 31, 2018. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
During the three months ended March 31, 2018, we recorded net charge-offs on impaired loans and leases of approximately $2.6 million, or 0.67% of average loans and leases annualized, comprised of $2.7 million of charge-offs and $84,000 of recoveries. During the three months ended March 31, 2017, we recorded net recoveries on impaired loans and leases of approximately $182,000, or 0.05% of average loans and leases annualized, comprised of $209,000 of charge-offs and $391,000 of recoveries. The current quarter charge-offs were primarily related to the aforementioned three legacy SBA loan relationships.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $18.6 million, or 1.19% of total loans and leases, was appropriate as of March 31, 2018. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of March 31, 2018 and December 31, 2017, our allowance for loan and lease losses to total non-accrual loans and leases was 93.05% and 71.10%, respectively. This ratio increased primarily due to a $6.4 million reduction in non-accrual loans and leases resulting from the aforementioned asset-based loan payoff and current quarter net charge-offs. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable incurred losses inherent in our loan and lease portfolio as of March 31, 2018.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
Allowance at beginning of period	$18,763	$20,912
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	(1,299)	(9)
Commercial real estate — non-owner occupied	—	(58)
Construction and land development	(871)	—
Multi-family	—	—
1-4 family	(5)	—
Commercial and industrial	(490)	(55)
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	(20)	(87)
Total charge-offs	(2,685)	(209)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	1	—
Commercial real estate — non-owner occupied	—	1
Construction and land development	—	101
Multi-family	—	—
1-4 family	12	2
Commercial and industrial	1	246
Direct financing leases	1	—
Consumer and other:
Home equity and second mortgages	69	1
Other	—	40
Total recoveries	84	391
Net (charge-offs) recoveries	(2,601)	182
Provision for loan and lease losses	2,476	572
Allowance at end of period	$18,638	$21,666
Annualized net charge-offs (recoveries) as a % of average gross loans and leases	0.67%	(0.05)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2018 were the interest payments due on subordinated and junior subordinated notes. On April 25, 2018, the Bank’s Board of Directors declared a dividend in the amount of $2.5 million bringing year-to-date dividend declarations to $5.0 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
On-balance-sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of March 31, 2018 and December 31, 2017, our immediate on-balance-sheet liquidity was $325.5 million and $401.1 million, respectively. At March 31, 2018 and December 31, 2017, the Bank had $19.0 million and $17.7 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding or invest in securities to maintain adequate liquidity at an improved margin. The decline in on-balance-sheet liquidity is primarily attributable to the increased use of FHLB advances.
We had $577.1 million of outstanding wholesale funds at March 31, 2018, compared to $491.5 million of wholesale funds as of December 31, 2017, which represented 34.9% and 31.1%, respectively, of ending balance total bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 30%-40%. The Bank was in compliance with policy limits as of March 31, 2018 and December 31, 2017.
The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the three month period ended March 31, 2018. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2018, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the three months ended March 31, 2018, operating activities resulted in a net cash inflow of $8.6 million, which included net income of $3.6 million. Net cash used in investing activities for the three months ended March 31, 2018 was approximately $76.4 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the three months ended March 31, 2018 was $76.6 million primarily due to a net increase in FHLB advances, partially offset by a decrease in deposits and cash dividends paid to stockholders. Please refer to the Consolidated Statements of Cash Flows included in PART I. Item 1. for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of March 31, 2018, there were no material changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2018 has not changed materially since December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 27, 2018	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 27, 2018	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)