Form 10-Q
period 2018-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2018-07-27
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 26, 2018 was 8,760,103 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$21,433	$17,059
Short-term investments	24,370	35,480
Cash and cash equivalents	45,803	52,539
Securities available-for-sale, at fair value	135,470	126,005
Securities held-to-maturity, at amortized cost	40,946	37,778
Loans held for sale	4,976	2,194
Loans and leases receivable, net of allowance for loan and lease losses of $20,932 and $18,763, respectively	1,574,021	1,482,832
Premises and equipment, net	3,358	3,156
Foreclosed properties	1,484	1,069
Bank-owned life insurance	40,912	40,323
Federal Home Loan Bank stock, at cost	9,295	5,670
Goodwill and other intangible assets	12,380	12,652
Accrued interest receivable and other assets	31,142	29,848
Total assets	$1,899,787	$1,794,066
Liabilities and Stockholders’ Equity
Deposits	$1,337,725	$1,394,331
Federal Home Loan Bank advances and other borrowings	365,416	207,898
Junior subordinated notes	10,026	10,019
Accrued interest payable and other liabilities	12,948	12,540
Total liabilities	1,726,115	1,624,788
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,018,953 and 9,021,985 shares issued, 8,760,103 and 8,763,539 shares outstanding at June 30, 2018 and December 31, 2017, respectively	90	90
Additional paid-in capital	79,126	78,620
Retained earnings	103,391	98,906
Accumulated other comprehensive loss	(1,824)	(1,238)
Treasury stock, 258,850 and 258,446 shares at June 30, 2018 and December 31, 2017, respectively, at cost	(7,111)	(7,100)
Total stockholders’ equity	173,672	169,278
Total liabilities and stockholders’ equity	$1,899,787	$1,794,066

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$21,243	$18,284	$40,904	$35,806
Securities	938	776	1,794	1,555
Short-term investments	287	165	491	311
Total interest income	22,468	19,225	43,189	37,672
Interest expense
Deposits	3,209	2,658	6,038	5,331
Federal Home Loan Bank advances and other borrowings	2,051	811	3,467	1,422
Junior subordinated notes	277	277	552	552
Total interest expense	5,537	3,746	10,057	7,305
Net interest income	16,931	15,479	33,132	30,367
Provision for loan and lease losses	2,579	3,656	5,054	4,228
Net interest income after provision for loan and lease losses	14,352	11,823	28,078	26,139
Non-interest income
Trust and investment service fees	1,987	1,648	3,884	3,277
Gain on sale of Small Business Administration loans	274	535	543	895
Service charges on deposits	720	766	1,504	1,531
Loan fees	389	675	917	1,133
Increase in cash surrender value of bank-owned life insurance	297	316	589	627
Commercial loan swap fees	70	250	703	449
Other non-interest income	245	548	508	889
Total non-interest income	3,982	4,738	8,648	8,801
Non-interest expense
Compensation	9,116	8,382	18,187	17,065
Occupancy	544	519	1,073	994
Professional fees	928	1,041	1,963	2,051
Data processing	626	635	1,236	1,219
Marketing	591	582	925	952
Equipment	343	300	686	583
Computer software	679	639	1,420	1,322
FDIC insurance	369	381	668	761
Collateral liquidation costs	222	77	223	185
Impairment of tax credit investments	329	112	442	225
SBA recourse provision (benefit)	99	774	(196)	780
Other non-interest expense	621	779	1,747	1,644
Total non-interest expense	14,467	14,221	28,374	27,781
Income before income tax expense	3,867	2,340	8,352	7,159
Income tax expense	578	454	1,414	1,876
Net income	$3,289	$1,886	$6,938	$5,283
Earnings per common share
Basic	$0.38	$0.22	$0.79	$0.61
Diluted	0.38	0.22	0.79	0.61
Dividends declared per share	0.14	0.13	0.28	0.26

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Net income	$3,289	$1,886	$6,938	$5,283
Other comprehensive loss, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(531)	109	(1,890)	26
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	17	29	36	55
Interest rate swaps:
Unrealized gains on interest rate swaps arising during the period	358	—	1,030	—
Income tax benefit (expense)	73	(53)	238	(50)
Total other comprehensive (loss) income	(83)	85	(586)	31
Comprehensive income	$3,206	$1,971	$6,352	$5,314

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2016	8,715,856	$90	$77,542	$91,317	$(522)	$(6,777)	$161,650
Net income	—	—	—	5,283	—	—	5,283
Other comprehensive income	—	—	—	—	31	—	31
Share-based compensation - restricted shares, net	(484)	—	544	—	—	—	544
Cash dividends ($0.26 per share)	—	—	—	(2,267)	—	—	(2,267)
Treasury stock purchased	(309)	—	—	—	—	(7)	(7)
Balance at June 30, 2017	8,715,063	$90	$78,086	$94,333	$(491)	$(6,784)	$165,234

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2017	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278
Net income	—	—	—	6,938	—	—	6,938
Other comprehensive loss	—	—	—	—	(586)	—	(586)
Share-based compensation - restricted shares, net	(3,032)	—	506	—	—	—	506
Cash dividends ($0.28 per share)	—	—	—	(2,453)	—	—	(2,453)
Treasury stock purchased	(404)	—	—	—	—	(11)	(11)
Balance at June 30, 2018	8,760,103	$90	$79,126	$103,391	$(1,824)	$(7,111)	$173,672

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In Thousands)
Operating activities
Net income	$6,938	$5,283
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	221	(149)
Impairment of tax credit investments	442	225
Provision for loan and lease losses	5,054	4,228
Depreciation, amortization and accretion, net	727	731
Share-based compensation	506	544
Increase in value of bank-owned life insurance policies	(589)	(627)
Origination of loans for sale	(43,519)	(14,153)
Sale of loans originated for sale	41,280	12,694
Gain on sale of loans originated for sale	(543)	(921)
Excess tax benefit from share-based compensation	(10)	(7)
Returns on investments in limited partnerships	—	92
Net increase in accrued interest receivable and other assets	(704)	(1,014)
Net increase in accrued interest payable and other liabilities	1,177	2,174
Net cash provided by operating activities	10,980	9,100
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	14,738	19,541
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	1,672	1,814
Proceeds from sale of available-for-sale securities	—	5,063
Purchases of available-for-sale securities	(26,269)	(15,930)
Purchases of held-to-maturity securities	(4,867)	(1,027)
Net increase in loans and leases	(96,620)	(10,803)
Investments in limited partnerships	—	(500)
Returns of investments in limited partnerships	316	—
Investment in historic development entities	(905)	—
Investment in Federal Home Loan Bank stock	(7,388)	(7,454)
Proceeds from the sale of Federal Home Loan Bank stock	3,763	6,770
Purchases of leasehold improvements and equipment, net	(611)	(635)
Net cash used in investing activities	(116,171)	(3,161)
Financing activities
Net decrease in deposits	(56,606)	(64,241)
Repayment of Federal Home Loan Bank advances	(490,500)	(260,916)
Proceeds from Federal Home Loan Bank advances	648,000	309,415
Proceeds from issuance of subordinated notes payable	—	9,090
Repayment of subordinated notes payable	—	(7,877)
Net increase (decrease) in other borrowed funds	25	(2,908)
Cash dividends paid	(2,453)	(2,267)
Purchase of treasury stock	(11)	(7)
Net cash provided by (used in) financing activities	98,455	(19,711)
Net decrease in cash and cash equivalents	(6,736)	(13,772)
Cash and cash equivalents at the beginning of the period	52,539	77,517
Cash and cash equivalents at the end of the period	$45,803	$63,745
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$9,212	$7,359
Income taxes paid	646	339
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	—	6,966
Transfer from loans to foreclosed properties	415	—
Transfer from premises and equipment to foreclosed properties	—	1,113
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), through our wholly owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in the Wisconsin and greater Kansas City markets. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”) and investment portfolio administrative services and asset/liability management services through First Business Consulting Services (“FBCS”), both divisions of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”) and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. The results of operations for the six month period ended June 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2018. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Corporation adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, “ASC 606”) in the first quarter of 2018 with no material impact on its results of operations, financial position and liquidity.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2019, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity. The Corporation leases office space, loan production offices and specialty financing production offices under noncancelable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. Future minimum lease payments for noncancelable operating leases as of June 30, 2018 was $11.0 million.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718).” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position and liquidity.
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
There were no anti-dilutive employee share-based awards for the three and six month periods ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$3,289	$1,886	$6,938	$5,283
Less: earnings allocated to participating securities	48	25	102	70
Basic earnings allocated to common stockholders	$3,241	$1,861	$6,836	$5,213
Weighted-average common shares outstanding, excluding participating securities	8,631,189	8,601,379	8,631,664	8,601,002
Basic earnings per common share	$0.38	$0.22	$0.79	$0.61

Diluted earnings per common share
Earnings allocated to common stockholders	$3,241	$1,861	$6,836	$5,213
Weighted-average diluted common shares outstanding, excluding participating securities	8,631,189	8,601,379	8,631,664	8,601,002
Diluted earnings per common share	$0.38	$0.22	$0.79	$0.61

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units and any other type of award permitted by the Plan. As of June 30, 2018, 214,867 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock, restricted stock units and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.
Restricted stock activity for the year ended December 31, 2017 and the six months ended June 30, 2018 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	116,245	$21.13
Granted	71,130	21.67
Vested	(48,550)	21.51
Forfeited	(8,384)	21.65
Nonvested balance as of December 31, 2017	130,441	21.43
Granted	4,870	25.69
Vested	(1,868)	23.25
Forfeited	(7,902)	22.11
Nonvested balance as of June 30, 2018	125,541	$21.52

As of June 30, 2018, the Corporation had $1.9 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.62 years.

Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Share-based compensation expense	$220	$268	$506	$544

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$4,992	$—	$(17)	$4,975
Municipal obligations	7,137	2	(101)	7,038
Collateralized mortgage obligations - government issued	21,961	83	(502)	21,542
Collateralized mortgage obligations - government-sponsored enterprises	102,141	13	(2,619)	99,535
Other securities	2,450	—	(70)	2,380
	$138,681	$98	$(3,309)	$135,470

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$999	$1	$—	$1,000
Municipal obligations	9,494	2	(82)	9,414
Collateralized mortgage obligations - government issued	22,313	149	(213)	22,249
Collateralized mortgage obligations - government-sponsored enterprises	91,480	24	(1,199)	90,305
Other securities	3,040	3	(6)	3,037
	$127,326	$179	$(1,500)	$126,005

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	$—	$(5)	$1,494
Municipal obligations	21,406	50	(117)	21,339
Collateralized mortgage obligations - government issued	8,173	—	(277)	7,896
Collateralized mortgage obligations - government-sponsored enterprises	9,868	—	(257)	9,611
	$40,946	$50	$(656)	$40,340

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	$—	$(9)	$1,490
Municipal obligations	21,680	176	(34)	21,822
Collateralized mortgage obligations - government issued	9,072	1	(130)	8,943
Collateralized mortgage obligations - government-sponsored enterprises	5,527	—	(86)	5,441
	$37,778	$177	$(259)	$37,696

U.S. government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and FNMA. Other securities repr esent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. No sales of available-for-sale securities occurred during the six months ended June 30, 2018 and six sales of available-for-sale securities occurred during the six months ended June 30, 2017.

At June 30, 2018 and December 31, 2017, securities with a fair value of $2.5 million and $2.8 million, respectively, were pledged to secure interest rate swap contracts.
The amortized cost and fair value of securities by contractual maturity at June 30, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,795	$6,786	$2,273	$2,267
Due in one year through five years	19,891	19,445	11,465	11,441
Due in five through ten years	29,450	28,819	20,209	19,821
Due in over ten years	82,545	80,420	6,999	6,811
	$138,681	$135,470	$40,946	$40,340

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2018 and December 31, 2017. At June 30, 2018, the Corporation held 166 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2018, the Corporation held 51 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the six months ended June 30, 2018 and 2017.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$4,975	$17	$—	$—	$4,975	$17
Municipal obligations	3,681	41	2,588	60	6,269	101
Collateralized mortgage obligations - government issued	10,917	232	6,353	270	17,270	502
Collateralized mortgage obligations - government-sponsored enterprises	68,892	1,552	25,464	1,067	94,356	2,619
Other securities	2,137	68	243	2	2,380	70
	$90,602	$1,910	$34,648	$1,399	$125,250	$3,309

	As of December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
Municipal obligations	$6,132	$43	$2,755	$39	$8,887	$82
Collateralized mortgage obligations - government issued	7,104	40	6,715	173	13,819	213
Collateralized mortgage obligations - government-sponsored enterprises	59,256	476	28,004	723	87,260	1,199
Other securities	1,954	6	—	—	1,954	$6
	$74,446	$565	$37,474	$935	$111,920	$1,500

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2018 and December 31, 2017. At June 30, 2018, the Corporation held 76 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were 16 held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of June 30, 2018. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the six months ended June 30, 2018 and 2017.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$1,499	$5	$1,499	$5
Municipal obligations	13,308	109	258	8	13,566	117
Collateralized mortgage obligations - government issued	4,036	131	4,137	146	8,173	277
Collateralized mortgage obligations - government-sponsored enterprises	4,857	74	5,011	183	9,868	257
	$22,201	$314	$10,905	$342	$33,106	$656

	As of December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$1,499	$9	$1,499	$9
Municipal obligations	3,723	27	259	7	3,982	34
Collateralized mortgage obligations - government issued	3,868	51	4,677	79	8,545	130
Collateralized mortgage obligations - government-sponsored enterprises	—	—	5,527	86	5,527	86
	$7,591	$78	$11,962	$181	$19,553	$259

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2018	December 31, 2017
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$196,032	$200,387
Commercial real estate — non-owner occupied	485,962	470,236
Land development	45,033	40,154
Construction	188,036	125,157
Multi-family	137,388	136,978
1-4 family	35,569	44,976
Total commercial real estate	1,088,020	1,017,888
Commercial and industrial	447,540	429,002
Direct financing leases, net	32,001	30,787
Consumer and other:
Home equity and second mortgages	7,962	7,262
Other	21,075	18,099
Total consumer and other	29,037	25,361
Total gross loans and leases receivable	1,596,598	1,503,038
Less:
Allowance for loan and lease losses	20,932	18,763
Deferred loan fees	1,645	1,443
Loans and leases receivable, net	$1,574,021	$1,482,832
The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	June 30, 2018	December 31, 2017
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$26,030	$30,071
Other SBA loans(1)	23,341	22,254
Total SBA loans	$49,371	$52,325

(1)	Primarily consisted of SBA Express loans and impaired SBA loans that were repurchased from the secondary market, all of which were not saleable as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, $9.0 million and $11.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market, participation interests in other originated loans and residential real estate loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended June 30, 2018 and 2017 was $3.2 million and $5.9 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the six months ended June 30, 2018 and 2017 was $6.3 million and $9.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2018 and 2017 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at June 30, 2018 and December 31, 2017 was $89.5 million and $100.3 million, respectively.

The total principal amount of transferred participation interests in other originated commercial loans during the three months ended June 30, 2018 and 2017 was $14.8 million and $8.7 million, respectively. The total principal amount of transferred participation interests in other originated commercial loans during the six months ended June 30, 2018 and 2017 was $34.4 million and $20.7 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at June 30, 2018 and December 31, 2017 was $112.7 million and $106.4 million, respectively. As of June 30, 2018 and December 31, 2017, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $193.7 million and $181.7 million, respectively. No loans in this participation portfolio were considered impaired as of June 30, 2018 and December 31, 2017. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 was $610,000 and $650,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	June 30, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$160,650	$11,995	$13,341	$10,046	$196,032
Commercial real estate — non-owner occupied	464,794	20,072	1,065	31	485,962
Land development	41,690	1,032	—	2,311	45,033
Construction	185,439	501	217	1,879	188,036
Multi-family	137,388	—	—	—	137,388
1-4 family	32,554	1,533	721	761	35,569
Total commercial real estate	1,022,515	35,133	15,344	15,028	1,088,020
Commercial and industrial	360,855	19,636	51,091	15,958	447,540
Direct financing leases, net	30,459	225	1,317	—	32,001
Consumer and other:
Home equity and second mortgages	7,956	5	—	1	7,962
Other	20,722	—	—	353	21,075
Total consumer and other	28,678	5	—	354	29,037
Total gross loans and leases receivable	$1,442,507	$54,999	$67,752	$31,340	$1,596,598
Category as a % of total portfolio	90.36%	3.44%	4.24%	1.96%	100.00%

	December 31, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$166,018	$18,442	$8,850	$7,077	$200,387
Commercial real estate — non-owner occupied	441,246	27,854	1,102	34	470,236
Land development	36,470	1,057	—	2,627	40,154
Construction	121,528	757	—	2,872	125,157
Multi-family	136,978	—	—	—	136,978
1-4 family	34,598	7,735	1,220	1,423	44,976
Total commercial real estate	936,838	55,845	11,172	14,033	1,017,888
Commercial and industrial	341,875	25,344	49,453	12,330	429,002
Direct financing leases, net	28,866	342	1,579	—	30,787
Consumer and other:
Home equity and second mortgages	7,250	8	—	4	7,262
Other	17,745	—	—	354	18,099
Total consumer and other	24,995	8	—	358	25,361
Total gross loans and leases receivable	$1,332,574	$81,539	$62,204	$26,721	$1,503,038
Category as a % of total portfolio	88.66%	5.42%	4.14%	1.78%	100.00%
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
Utilizing regulatory classification terminology, the Corporation identified $42.5 million and $32.7 million of loans and leases as Substandard as of June 30, 2018 and December 31, 2017, respectively. No loans and leases were identified as Doubtful as of June 30, 2018. The Corporation identified $4.7 million of loans and leases as Doubtful as of December 31, 2017. Additionally, no loans were considered Special Mention or Loss as of either June 30, 2018 or December 31, 2017. The population of Substandard loans is a subset of Category III and Category IV loans.
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current		Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$186,038		$186,038
Non-owner occupied	—	—	—	—	485,931		485,931
Land development	—	—	—	—	42,722		42,722
Construction	—	—	—	—	186,157		186,157
Multi-family	—	—	—	—	137,388		137,388
1-4 family	—	—	—	—	35,000		35,000
Commercial and industrial	1,995	—	—	1,995	429,591		431,586
Direct financing leases, net	—	—	—	—	32,001		32,001
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,962		7,962
Other	—	—	—	—	20,722		20,722
Total	1,995	—	—	1,995	1,563,512		1,565,507
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	3,353	3,353	6,641		9,994
Non-owner occupied	31	—	—	31	—		31
Land development	—	—	—	—	2,311		2,311
Construction	—	—	1,879	1,879	—		1,879
Multi-family	—	—	—	—	—		—
1-4 family	—	—	529	529	40		569
Commercial and industrial	1,557	1,222	9,378	12,157	3,797		15,954
Direct financing leases, net	—	—	—	—	—		—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—		—
Other	—	—	304	304	49		353
Total	1,588	1,222	15,443	18,253	12,838	—	31,091
Total loans and leases
Commercial real estate:
Owner occupied	—	—	3,353	3,353	192,679		196,032
Non-owner occupied	31	—	—	31	485,931		485,962
Land development	—	—	—	—	45,033		45,033
Construction	—	—	1,879	1,879	186,157		188,036
Multi-family	—	—	—	—	137,388		137,388
1-4 family	—	—	529	529	35,040		35,569
Commercial and industrial	3,552	1,222	9,378	14,152	433,388		447,540
Direct financing leases, net	—	—	—	—	32,001		32,001
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,962		7,962
Other	—	—	304	304	20,771		21,075
Total	$3,583	$1,222	$15,443	$20,248	$1,576,350		$1,596,598
Percent of portfolio	0.22%	0.08%	0.97%	1.27%	98.73%		100.00%

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$193,366	$193,366
Non-owner occupied	—	—	—	—	470,202	470,202
Land development	—	—	—	—	37,528	37,528
Construction	—	196	—	196	122,089	122,285
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	—	496	43,319	43,815
Commercial and industrial	1,169	197	—	1,366	415,315	416,681
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	—	—	17,745	17,745
Total	1,771	393	—	2,164	1,474,485	1,476,649
Non-accruing loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	1,780	7,021
Non-owner occupied	—	—	—	—	34	34
Land development	—	—	—	—	2,626	2,626
Construction	—	—	2,872	2,872	—	2,872
Multi-family	—	—	—	—	—	—
1-4 family	—	—	948	948	213	1,161
Commercial and industrial	782	—	7,349	8,131	4,190	12,321
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	345	345	9	354
Total	1,187	—	16,350	17,537	8,852	26,389
Total loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	195,146	200,387
Non-owner occupied	—	—	—	—	470,236	470,236
Land development	—	—	—	—	40,154	40,154
Construction	—	196	2,872	3,068	122,089	125,157
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	948	1,444	43,532	44,976
Commercial and industrial	1,951	197	7,349	9,497	419,505	429,002
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	345	345	17,754	18,099
Total	$2,958	$393	$16,350	$19,701	$1,483,337	$1,503,038
Percent of portfolio	0.20%	0.03%	1.09%	1.32%	98.68%	100.00%

The Corporation’s total impaired assets consisted of the following:

	June 30, 2018	December 31, 2017
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$9,994	$7,021
Commercial real estate — non-owner occupied	31	34
Land development	2,311	2,626
Construction	1,879	2,872
Multi-family	—	—
1-4 family	569	1,161
Total non-accrual commercial real estate	14,784	13,714
Commercial and industrial	15,954	12,321
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	353	354
Total non-accrual consumer and other loans	353	354
Total non-accrual loans and leases	31,091	26,389
Foreclosed properties, net	1,484	1,069
Total non-performing assets	32,575	27,458
Performing troubled debt restructurings	249	332
Total impaired assets	$32,824	$27,790

	June 30, 2018	December 31, 2017
Total non-accrual loans and leases to gross loans and leases	1.95%	1.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	2.04	1.83
Total non-performing assets to total assets	1.71	1.53
Allowance for loan and lease losses to gross loans and leases	1.31	1.25
Allowance for loan and lease losses to non-accrual loans and leases	67.32	71.10
As of June 30, 2018 and December 31, 2017, $8.4 million and $8.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of June 30, 2018.

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

During the six months ended June 30, 2018, no loans were modified to a troubled debt restructuring. The following table provides the number of loans modified in a troubled debt restructuring during the six months ended June 30, 2017 and the pre- and post-modification recorded investment by class of receivable:

	For the Six Months Ended June 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	2	$3,714	$3,714
Consumer and other	1	17	17
Total	3	$3,731	$3,731

During the six months ended June 30, 2017, the troubled debt restructurings included a combination of extension of terms and interest rate concessions.

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the six months ended June 30, 2018 and 2017.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Six Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(1)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$10,046	$11,345		$—	$6,311		$270		$162	$108
Non-owner occupied	31	71		—	35		1		—	1
Land development	2,311	6,608		—	2,481		34		—	34
Construction	1,879	2,872		—	2,432		106		—	106
Multi-family	—	—		—	—		—		—	—
1-4 family	761	1,032		—	1,066		30		74	(44)
Commercial and industrial	3,533	5,140		—	3,031		188		149	39
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	1	1		—	2		—		29	(29)
Other	304	970		—	313		28		—	28
Total	18,866	28,039		—	15,671		657		414	243
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—		—	—		—		—	—
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	12,425	14,735		4,658	8,699		831		—	831
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	49	49		49	8		—		—	—
Total	12,474	14,784		4,707	8,707		831		—	831
Total:
Commercial real estate:
Owner occupied	10,046	11,345		—	6,311		270		162	108
Non-owner occupied	31	71		—	35		1		—	1
Land development	2,311	6,608		—	2,481		34		—	34
Construction	1,879	2,872		—	2,432		106		—	106
Multi-family	—	—		—	—		—		—	—
1-4 family	761	1,032		—	1,066		30		74	(44)
Commercial and industrial	15,958	19,875		4,658	11,730		1,019		149	870
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	1	1		—	2		—		29	(29)
Other	353	1,019		49	321		28		—	28
Grand total	$31,340	$42,823		$4,707	$24,378		$1,488		$414	$1,074

(1)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(1)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$7,077	$7,077	$—	$5,549	$613	$—	$613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	—	—	—	2,000	134	214	(80)
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	5,465	6,502	—	3,634	858	7	851
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	345	1,011	—	365	59	—	59
Total	16,975	21,671	—	18,624	1,898	454	1,444
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,872	2,872	415	2,252	158	—	158
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	6,865	8,813	4,067	12,288	639	—	639
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	9	9	9	—	—	—	—
Total	9,746	11,694	4,491	14,540	797	—	797
Total:
Commercial real estate:
Owner occupied	7,077	7,077	—	5,549	613	—	613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	2,872	2,872	415	4,252	292	214	78
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	12,330	15,315	4,067	15,922	1,497	7	1,490
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	354	1,020	9	365	59	—	59
Grand total	$26,721	$33,365	$4,491	$33,164	$2,695	$454	$2,241

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $11.5 million and $6.6 million as of June 30, 2018 and December 31, 2017, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $249,000 and $332,000 of loans as of June 30, 2018 and December 31, 2017, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$9,990	$8,151	$497	$18,638
Charge-offs	(121)	(168)	(17)	(306)
Recoveries	2	17	2	21
Net charge-offs	(119)	(151)	(15)	(285)
Provision for loan and lease losses	1,276	1,237	66	2,579
Ending balance	$11,147	$9,237	$548	$20,932

	As of and for the Three Months Ended June 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$12,817	$7,943	$906	$21,666
Charge-offs	(51)	(3,706)	—	(3,757)
Recoveries	46	66	—	112
Net charge-offs	(5)	(3,640)	—	(3,645)
Provision for loan and lease losses	(809)	4,787	(322)	3,656
Ending balance	$12,003	$9,090	$584	$21,677

	As of and for the Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(2,296)	(657)	(37)	(2,990)
Recoveries	15	19	71	105
Net charge-offs	(2,281)	(638)	34	(2,885)
Provision for loan and lease losses	3,297	1,650	107	5,054
Ending balance	$11,147	$9,237	$548	$20,932

	As of and for the Six Months Ended June 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(118)	(3,761)	(87)	(3,966)
Recoveries	150	312	41	503
Net charge-offs	32	(3,449)	(46)	(3,463)
Provision for loan and lease losses	(413)	4,569	72	4,228
Ending balance	$12,003	$9,090	$584	$21,677

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of June 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$11,147	$4,579	$499	$16,225
Individually evaluated for impairment	—	4,658	49	4,707
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,147	$9,237	$548	$20,932
Loans and lease receivables:
Collectively evaluated for impairment	$1,072,992	$463,583	$28,683	$1,565,258
Individually evaluated for impairment	14,697	15,953	354	31,004
Loans acquired with deteriorated credit quality	331	5	—	336
Total	$1,088,020	$479,541	$29,037	$1,596,598

	As of December 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,716	$4,158	$398	$14,272
Individually evaluated for impairment	415	4,067	9	4,491
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$10,131	$8,225	$407	$18,763
Loans and lease receivables:
Collectively evaluated for impairment	$1,003,855	$447,459	$25,003	$1,476,317
Individually evaluated for impairment	13,506	12,324	358	26,188
Loans acquired with deteriorated credit quality	527	6	—	533
Total	$1,017,888	$459,789	$25,361	$1,503,038

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
A summary of accrued interest receivable and other assets is as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Accrued interest receivable	$5,568	$5,019
Net deferred tax asset	2,273	2,584
Investment in historic development entities	1,849	1,161
Investment in a community development entity	6,336	6,591
Investment in limited partnerships	4,082	4,261
Investment in Trust II	315	315
Fair value of interest rate swaps	1,612	942
Prepaid expenses	2,982	3,091
Other assets	6,125	5,884
Total accrued interest receivable and other assets	$31,142	$29,848

Note 7 — Deposits
The composition of deposits is shown below. Average balances represent year-to-date averages.

	June 30, 2018			December 31, 2017
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$255,521	$234,487	—%	$277,445	$230,907	—%
Interest-bearing transaction accounts	272,057	285,216	0.73	217,625	226,540	0.59
Money market accounts	450,654	494,779	0.78	515,077	583,241	0.47
Certificates of deposit	78,062	76,424	1.25	76,199	56,667	1.00
Wholesale deposits	281,431	289,614	1.80	307,985	361,712	1.70
Total deposits	$1,337,725	$1,380,520	0.87	$1,394,331	$1,459,067	0.74

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds at is shown below. Average balances represent year-to-date averages.

	June 30, 2018			December 31, 2017
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$240	2.41%	$—	$66	1.22%
FHLB advances	341,000	270,445	1.95	183,500	105,276	1.40
Line of credit	—	7	4.43	10	328	3.64
Other borrowings(1)	675	675	8.09	675	1,241	14.50
Subordinated notes payable	23,741	23,725	6.66	23,713	23,161	6.93
Junior subordinated notes	10,026	10,022	11.01	10,019	10,011	11.11
	$375,442	$305,114	2.63	$217,917	$140,083	3.14

Short-term borrowings	$164,500			$37,010
Long-term borrowings	210,942			180,907
	$375,442			$217,917

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

As of June 30, 2018 and December 31, 2017, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2018, the Corporation pays a commitment fee on this line of credit. During both the six months ended June 30, 2018 and 2017, the Corporation incurred interest expense due to this fee of $7,000.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $2.4 million at June 30, 2018, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Six Months Ended
	June 30, 2018	June 30, 2017
	(In Thousands)
Balance at the beginning of the period	$2,849	$1,750
SBA recourse (benefit) provision	(196)	780
Charge-offs, net	(238)	(795)
Balance at the end of the period	$2,415	$1,735

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$4,975	$—	$4,975
Municipal obligations	—	7,038	—	7,038
Collateralized mortgage obligations - government issued	—	21,542	—	21,542
Collateralized mortgage obligations - government-sponsored enterprises	—	99,535	—	99,535
Other securities	—	2,380	—	2,380
Interest rate swaps	—	1,612	—	1,612
Liabilities:
Interest rate swaps	—	704	—	704

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$1,000	$—	$1,000
Municipal obligations	—	9,414	—	9,414
Asset backed securities	—	—	—	—
Collateralized mortgage obligations - government issued	—	22,249	—	22,249
Collateralized mortgage obligations - government-sponsored enterprises	—	90,305	—	90,305
Other securities	—	3,037	—	3,037
Interest rate swaps	—	942	—	942
Liabilities:
Interest rate swaps	—	1,064	—	1,064

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and six months ended June 30, 2018 or the year ended December 31, 2017 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$10,719	$5,833	$16,552
Foreclosed properties	—	1,484	—	1,484

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$10,063	$5,084	$15,147
Foreclosed properties	—	1,069	—	1,069

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $16.6 million and $15.1 million at June 30, 2018 and December 31, 2017, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 5% - 75% as of the measurement date of June 30, 2018. The weighted average of those unobservable inputs was 17%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$45,803	$45,802	$41,103	$4,699	$—
Securities available-for-sale	135,470	135,470	—	135,470	—
Securities held-to-maturity	40,946	40,340	—	40,340	—
Loans held for sale	4,976	5,474	—	5,474	—
Loans and lease receivables, net	1,574,021	1,570,464	—	10,719	1,559,745
Federal Home Loan Bank stock	9,295	N/A	N/A	N/A	N/A
Accrued interest receivable	5,568	5,568	5,568	—	—
Interest rate swaps	1,612	1,612	—	1,612	—
Financial liabilities:
Deposits	1,337,725	1,333,895	978,232	355,663	—
Federal Home Loan Bank advances and other borrowings	365,416	360,520	—	360,520	—
Junior subordinated notes	10,026	9,154	—	—	9,154
Accrued interest payable	2,940	2,940	2,940	—	—
Interest rate swaps	704	704	—	704	—
Off-balance-sheet items:
Standby letters of credit	43	43	—	—	43
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$52,539	$52,539	$35,114	$17,425	$—
Securities available-for-sale	126,005	126,005	—	126,005	—
Securities held-to-maturity	37,778	37,696	—	37,696	—
Loans held for sale	2,194	2,413	—	2,413	—
Loans and lease receivables, net	1,482,832	1,482,664	—	10,063	1,472,601
Federal Home Loan Bank stock	5,670	N/A	N/A	N/A	N/A
Accrued interest receivable	5,019	5,019	5,019	—	—
Interest rate swaps	942	942	—	942	—
Financial liabilities:
Deposits	1,394,331	1,391,801	1,010,147	381,654	—
Federal Home Loan Bank advances and other borrowings	207,898	206,441	—	206,441	—
Junior subordinated notes	10,019	8,836	—	—	8,836
Accrued interest payable	2,095	2,095	2,095	—	—
Interest rate swaps	1,064	1,064	—	1,064	—
Off-balance-sheet items:
Standby letters of credit	75	75	—	—	75

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
At June 30, 2018, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $93.2 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between September 2018 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $687,000, included in accrued interest receivable and other assets, and as a derivative liability of $704,000, included in accrued interest payable and other liabilities. As of June 30, 2018, no interest rate swaps were in default.
At June 30, 2018, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $93.2 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in September 2018 through July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivate asset of $17,000, included in accrued interest receivable and other assets. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $687,000 and a gross derivative asset of $704,000. No right of offset existed with dealer counterparty swaps as of June 30, 2018.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2018 and 2017 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of June 30, 2018, the aggregate notional value of interest rate swaps designated as cash flow hedges was $30.0 million. These interest rate swaps matures between June 2027 and December 2027. A pre-tax unrealized gain of $358,000 and $1.0 million was recognized in other comprehensive income for the three and six months ended June 30, 2018, respectively, and there was no ineffective portion of these hedges.
The table below provides information about the balance sheet location and fair value of the Corporation’s derivative instruments:

	Interest Rate Swap Contracts
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2018	Accrued interest receivable and other assets	$704	Accrued interest payable and other liabilities	$704
December 31, 2017	Accrued interest receivable and other assets	$942	Accrued interest payable and other liabilities	$942
Derivatives designated as hedging instruments
June 30, 2018	Accrued interest receivable and other assets	$908	Accumulated other comprehensive income (1)	$908
December 31, 2017	Accumulated other comprehensive income (1)	$122	Accrued interest payable and other liabilities	$122

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

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

As of June 30, 2018, the Corporation’s capital levels exceeded the regulatory minimums and Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following table summarizes both the Corporation’s and Bank’s capital ratios and the ratios required by their federal regulators:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2018
Total capital (to risk-weighted assets)
Consolidated	$221,068	11.87%	$149,042	8.00%	$183,974	9.875%	N/A	N/A
First Business Bank	213,343	11.50	148,355	8.00	183,125	9.875	$185,444	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$174,038	9.34%	$111,781	6.00%	$146,713	7.875%	N/A	N/A
First Business Bank	190,160	10.25	111,266	6.00	146,037	7.875	$148,355	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$164,012	8.80%	$83,836	4.50%	$118,768	6.375%	N/A	N/A
First Business Bank	190,160	10.25	83,450	4.50	118,220	6.375	$120,538	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$174,038	9.25%	$75,262	4.00%	$75,262	4.00%	N/A	N/A
First Business Bank	190,160	10.15	74,938	4.00	74,938	4.00	$93,672	5.00%

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2017
Total capital (to risk-weighted assets)
Consolidated	$214,501	11.98%	$143,219	8.00%	$165,597	9.250%	N/A	N/A
First Business Bank	207,986	11.66	142,736	8.00	165,038	9.250	$178,420	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$169,176	9.45%	$107,414	6.00%	$129,792	7.250%	N/A	N/A
First Business Bank	186,374	10.45	107,052	6.00	129,354	7.250	$142,736	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$159,157	8.89%	$80,561	4.50%	$102,939	5.750%	N/A	N/A
First Business Bank	186,374	10.45	80,289	4.50	102,591	5.750	$115,973	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$169,176	9.54%	$70,920	4.00%	$70,920	4.00%	N/A	N/A
First Business Bank	186,374	10.56	70,617	4.00	70,617	4.00	$88,272	5.00%

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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly owned banking subsidiary, FBB. All of our operations are conducted through the Bank and its subsidiaries. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- to medium-sized businesses, business owners, executives, professionals and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, investment portfolio administrative services, asset/liability management services, treasury management services and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Operational Summary

Results for the three and six months ended June 30, 2018 include:

•	Total assets increased to $1.900 billion as of June 30, 2018 compared to $1.794 billion as of December 31, 2017.

•
Net income for the three months ended June 30, 2018 was $3.3 million compared to net income of $1.9 million for the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 was $6.9 million compared to net income of $5.3 million for the six months ended June 30, 2017.

•
Diluted earnings per common share for the three months ended June 30, 2018 were $0.38 compared to diluted earnings per common share of $0.22 for the three months ended June 30, 2017. Diluted earnings per common share for the six months ended June 30, 2018 were $0.79 compared to diluted earnings per common share of $0.61 for the six months ended June 30, 2017.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 0.70% and 7.59%, respectively, for the three month period ended June 30, 2018, compared to 0.42% and 4.50%, respectively, for the same time period in 2017. ROAA and ROAE were 0.74% and 8.22%, respectively, for the six month period ended June 30, 2018 compared to 0.59% and 6.38%, respectively, for the same period in 2017.

•
Net interest income increased 9.4% to $16.9 million for the three months ended June 30, 2018 compared to $15.5 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, net interest income increased 9.1% to $33.1 million compared to $30.4 million for the six months ended June 30, 2017.

•
Trust and investment services fee income increased 20.6% to $2.0 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, trust and investment services fee income increased 18.5% to $3.9 million compared to $3.3 million for the six months ended June 30, 2017.

•
Top line revenue, the sum of net interest income and non-interest income, increased 3.4% to $20.9 million for the three months ended June 30, 2018 compared to $20.2 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, top line revenue increased 6.7% to $41.8 million compared to $39.2 million for the six months ended June 30, 2017.

•
Net interest margin increased 13 basis points to 3.77% for the three months ended June 30, 2018 compared to 3.64% for the three months ended June 30, 2017. Net interest margin increased 13 basis points to 3.71% for the six months ended June 30, 2018 compared to 3.58% for the six months ended June 30, 2017.

•
Efficiency ratio was 67.07% for the three months ended June 30, 2018, compared to 65.39% for the three months ended June 30, 2017. For the six months ended June 30, 2018 our efficiency ratio was 67.27% compared to 68.03% for the same time period in 2017.

•
Provision for loan and lease losses was $2.6 million for the three months ended June 30, 2018 compared to $3.7 million for the same period in the prior year. Provision for loan and lease losses was $5.1 million for the six months ended June 30, 2018 compared to $4.2 million for the same time period in 2017.

•
SBA recourse provision was $99,000 for the three months ended June 30, 2018, compared to $774,000 for the three months ended June 30, 2017. For the six months ended June 30, 2018, SBA recourse provision was a net benefit of $196,000 compared to an expense of $780,000 for the six months ended June 30, 2017.

•
Net charge-offs of $285,000 represented an annualized 0.07% of average loans and leases for the three months ended June 30, 2018 compared to annualized net charge-offs of 0.99% for the three months ended June 30, 2017. Net charge-offs of $2.9 million represented an annualized 0.37% of average loans and leases for the six months ended June 30, 2018 compared to annualized net charge-offs of 0.47% for the six months ended June 30, 2017.

•	Gross loans and leases receivable increased $93.4 million, or 12.4% annualized, to $1.595 billion at June 30, 2018 from $1.502 billion at December 31, 2017.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.31% at June 30, 2018 compared to 1.25% at December 31, 2017.

•	Non-performing assets as a percentage of total assets was 1.71% at June 30, 2018 compared to 1.53% at December 31, 2017.

•	Non-accrual loans and leases increased by $4.7 million, or 17.8%, to $31.1 million at June 30, 2018 from $26.4 million at December 31, 2017.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. For the three and six months ended June 30, 2018, top line revenue increased 3.4% and 6.7%, respectively, compared to the same period in the prior year primarily due to higher loan yields combined with loan growth, as well as an increase in trust and investment fee income. This increase was partially offset by higher rates paid on interest-bearing liabilities amid a rising rate environment and a decline in gains on the sale of SBA loans, loan fees and other non-interest income.
The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in Thousands)
Net interest income	$16,931	$15,479	9.4%	$33,132	$30,367	9.1%
Non-interest income	3,982	4,738	(16.0)	8,648	8,801	(1.7)
Total top line revenue	$20,913	$20,217	3.4	$41,780	$39,168	6.7
Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended June 30, 2018 increased to 0.70% compared to 0.42% for the three months ended June 30, 2017. ROAA for the six months ended June 30, 2018 increased to 0.74% compared to 0.59% for the six months ended June 30, 2017. The increase in ROAA for both periods was primarily due to an increase in net interest income, trust and investment fee income and a reduction to the corporate federal income tax rate from 35% to 21% effective January 1, 2018. This improvement in profitability was partially offset by an increase in compensation expense and moderate decreases in certain non-interest income items, including gains on the sale of SBA loans and other non-interest income. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended June 30, 2018 was 7.59% compared to 4.50% for the three months ended June 30, 2017. ROAE for the six months ended June 30, 2018 was 8.22% compared to 6.38% for the six months ended June 30, 2017. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our stockholders by enhancing the overall profitability of our client relationships, controlling expenses and seeking to minimize credit costs.
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
The efficiency ratio was 67.07% and 67.27% for the three and six months ended June 30, 2018, respectively, compared to 65.39% and 68.03% for the three and six months ended June 30, 2017, respectively. We continue to progress towards enhancing the Corporation’s long-term efficiency ratio through both proactive expense management and revenue growth efforts. These efforts include the recently completed charter consolidation and core conversion, an expected normalization of loan workout costs, as well as long-term revenue initiatives. These initiatives include efforts to increase SBA lending production and to increase commercial banking market share, particularly in our less mature markets, by continuing to invest in production talent. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back within the Corporation’s long-term operating goal of 58-62%.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$14,467	$14,221	$246	1.7%	$28,374	$27,781	$593	2.1%
Less:
Amortization of other intangible assets	12	14	(2)	(14.3)	24	28	(4)	(14.3)
SBA recourse provision (benefit)	99	774	(675)	(87.2)	(196)	780	(976)	(125.1)
Impairment of tax credit investments	329	112	217	193.8	442	225	217	96.4
Deconversion fees	—	101	(101)	(100.0)	—	101	(101)	(100.0)
Total operating expense	$14,027	$13,220	$807	6.1	$28,104	$26,647	$1,457	5.5
Net interest income	$16,931	$15,479	$1,452	9.4	$33,132	$30,367	2,765	9.1
Total non-interest income	3,982	4,738	(756)	(16.0)	8,648	8,801	(153)	(1.7)
Less:
Gain on sale of securities	—	1	(1)	(100.0)	—	1	(1)	(100.0)
Total operating revenue	$20,913	$20,216	$697	3.4	$41,780	$39,167	$2,613	6.7
Efficiency ratio	67.07%	65.39%			67.27%	68.03%

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2018 compared to the same periods in 2017. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2018 Compared to 2017			2018 Compared to 2017
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,306	$1,338	$2,644	$2,180	$2,486	$4,666
Commercial and industrial loans(1)	570	(304)	266	853	(479)	374
Direct financing leases(1)	(19)	26	7	(36)	24	(12)
Consumer and other loans(1)	28	14	42	44	26	70
Total loans and leases receivable	1,885	1,074	2,959	3,041	2,057	5,098
Mortgage-related securities	174	(14)	160	324	(95)	229
Other investment securities	17	(15)	2	34	(24)	10
FHLB and FRB Stock	12	30	42	10	57	67
Short-term investments	93	(13)	80	108	5	113
Total net change in income on interest-earning assets	2,181	1,062	3,243	3,517	2,000	5,517
Interest-bearing liabilities
Transaction accounts	281	59	340	300	216	516
Money market accounts	556	(148)	408	881	(282)	599
Certificates of deposit	56	50	106	92	121	213
Wholesale deposits	132	(435)	(303)	249	(870)	(621)
Total deposits	1,025	(474)	551	1,522	(815)	707
FHLB advances	244	1,114	1,358	449	1,760	2,209
Other borrowings	(127)	9	(118)	(143)	(21)	(164)
Junior subordinated notes	—	—	—	(1)	1	—
Total net change in expense on interest-bearing liabilities	1,142	649	1,791	1,827	925	2,752
Net change in net interest income	$1,039	$413	$1,452	$1,690	$1,075	$2,765

(1)	Includes non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2018 and 2017. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,073,326	$13,264	4.94%	$959,176	$10,620	4.43%
Commercial and industrial loans(1)	434,657	7,347	6.76	453,578	7,081	6.24
Direct financing leases(1)	31,284	313	4.00	28,728	306	4.26
Consumer and other loans(1)	29,914	319	4.27	28,580	277	3.88
Total loans and leases receivable(1)	1,569,181	21,243	5.42	1,470,062	18,284	4.98
Mortgage-related securities(2)	136,982	775	2.26	140,086	615	1.76
Other investment securities(3)	34,391	163	1.90	37,765	161	1.70
FHLB and FRB stock	8,392	66	3.15	4,229	24	2.26
Short-term investments	45,473	221	1.94	49,584	141	1.14
Total interest-earning assets	1,794,419	22,468	5.01	1,701,726	19,225	4.52
Non-interest-earning assets	94,923			81,798
Total assets	$1,889,342			$1,783,524
Interest-bearing liabilities
Transaction accounts	$272,840	628	0.92	$231,720	288	0.50
Money market accounts	474,943	1,067	0.90	588,787	659	0.45
Certificates of deposit	71,994	239	1.33	54,530	133	0.98
Wholesale deposits	278,496	1,275	1.83	375,530	1,578	1.68
Total interest-bearing deposits	1,098,273	3,209	1.17	1,250,567	2,658	0.85
FHLB advances	322,791	1,637	2.03	87,386	279	1.28
Other borrowings	24,889	414	6.65	24,494	532	8.69
Junior subordinated notes	10,023	277	11.05	10,009	277	11.08
Total interest-bearing liabilities	1,455,976	5,537	1.52	1,372,456	3,746	1.09
Non-interest-bearing demand deposit accounts	240,352			229,051
Other non-interest-bearing liabilities	19,752			14,531
Total liabilities	1,716,080			1,616,038
Stockholders’ equity	173,262			167,486
Total liabilities and stockholders’ equity	$1,889,342			$1,783,524
Net interest income		$16,931			$15,479
Interest rate spread			3.49%			3.43%
Net interest-earning assets	$338,443			$329,270
Net interest margin			3.77%			3.64%
Average interest-earning assets to average interest-bearing liabilities	123.25%			123.99%
Return on average assets(4)	0.70			0.42
Return on average equity(4)	7.59			4.50
Average equity to average assets	9.17			9.39
Non-interest expense to average assets(4)	3.06			3.19

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,060,112	$25,605	4.83%	$952,679	$20,939	4.40%
Commercial and industrial loans(1)	437,061	14,049	6.43	452,570	13,675	6.04
Direct financing leases(1)	30,582	617	4.04	29,422	629	4.28
Consumer and other loans(1)	29,639	633	4.27	28,392	563	3.97
Total loans and leases receivable(1)	1,557,394	40,904	5.25	1,463,063	35,806	4.89
Mortgage-related securities(2)	132,546	1,462	2.21	142,929	1,233	1.73
Other investment securities(3)	35,386	332	1.88	38,157	322	1.69
FHLB and FRB stock	7,559	114	3.02	3,693	47	2.57
Short-term investments	51,349	377	1.47	50,356	264	1.05
Total interest-earning assets	1,784,234	43,189	4.84	1,698,198	37,672	4.44
Non-interest-earning assets	91,853			81,031
Total assets	$1,876,087			$1,779,229
Interest-bearing liabilities
Transaction accounts	$285,216	1,036	0.73	$212,118	520	0.49
Money market accounts	494,779	1,918	0.78	607,882	1,319	0.43
Certificates of deposit	76,424	478	1.25	54,959	265	0.96
Wholesale deposits	289,614	2,606	1.80	388,031	3,227	1.66
Total interest-bearing deposits	1,146,033	6,038	1.05	1,262,990	5,331	0.84
FHLB advances	270,445	2,641	1.95	74,118	432	1.17
Other borrowings	24,647	826	6.70	25,204	990	7.86
Junior subordinated notes	10,022	552	11.02	10,007	552	11.03
Total interest-bearing liabilities	1,451,147	10,057	1.39	1,372,319	7,305	1.06
Non-interest-bearing demand deposit accounts	234,487			228,536
Other non-interest-bearing liabilities	21,643			12,886
Total liabilities	1,707,277			1,613,741
Stockholders’ equity	168,810			165,488
Total liabilities and stockholders’ equity	$1,876,087			$1,779,229
Net interest income		$33,132			$30,367
Interest rate spread			3.45%			3.37%
Net interest-earning assets	$333,087			$325,879
Net interest margin			3.71%			3.58%
Average interest-earning assets to average interest-bearing liabilities	122.95%			123.75%
Return on average assets(4)	0.74			0.59
Return on average equity(4)	8.22			6.38
Average equity to average assets	9.00			9.30
Non-interest expense to average assets	3.02			3.12

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2018 and 2017

Net interest income increased $1.5 million, or 9.4%, and $2.8 million, or 9.1% during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in net interest income was attributable to both positive interest-earning asset volume and rate variances. Interest-earning asset growth was primarily driven by a $99.1 million, or 6.7%, increase in average loans and leases from the second quarter of 2017. Both periods of comparisons also benefited from increases to short-term market rates throughout 2017 and 2018, which management defines as the daily average effective federal funds rate for purposes of estimating interest-earning and interest-bearing betas. The change in the yield on the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The daily average effective federal funds rate increased 79 basis points and 77 basis points for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017.
                The yield on average interest-earning assets for the three months ended June 30, 2018 increased to 5.01% from 4.52% for the three months ended June 30, 2017. The yield on average interest-earning assets for the six months ended June 30, 2018 increased to 4.84% from 4.44% for the six months ended June 30, 2017. The increase in both periods of comparison was primarily due to increased rates on variable-rate loans following raises to the targeted federal funds rate. The average interest-earnings assets beta for the three and six months ended June 30, 2018 was 62% and 52%, respectively, compared to the same period in 2017. Similarly, the yield on average loans and leases receivable for the three months ended June 30, 2018 increased to 5.42% from 4.98% for the three months ended June 30, 2017. The yield on average loans and leases receivable for the six months ended June 30, 2018 increased to 5.25% from 4.89% for the six months ended June 30, 2017. The average loans and leases receivable beta for the three and six months ended June 30, 2018 was 56% and 47%, respectively, compared to the same period in 2017.
                The weighted average rate paid on interest-bearing deposits for the three months ended June 30, 2018 increased to 1.17% from 0.85% for the three months ended June 30, 2017. The weighted average rate paid on interest-bearing deposits for the six months ended June 30, 2018 increased to 1.05% from 0.84% for the six months ended June 30, 2017. The average interest-bearing deposits beta for the three and six months ended June 30, 2018 was 41% and 27%, respectively, compared to the same period in 2017. The rising rate environment has resulted in increases in deposit pricing as necessary to serve the Corporation’s client relationships. Management believes an increase in average total interest-bearing deposit costs will continue as the Corporation looks to effectively manage deposit relationships amid intense competition and continued expectation of a rising rate environment.
                The overall weighted average rate paid on interest-bearing liabilities was 1.52% and 1.39% for the three and six months ended June 30, 2018, respectively, compared to 1.09% and 1.06% for the three and six months ended June 30, 2017, respectively. The primary reason for the increase in rate paid was an increase in rates across all in-market deposit types combined with higher wholesale funding rates resulting from a rising rate environment. The average interest-bearing liabilities beta for the three and six months ended June 30, 2018 was 54% and 43%, respectively, compared to the same period in 2017. Consistent with the Corporation’s longstanding funding strategy to manage risk and use the most efficient and cost effective source of wholesale funds, fixed rate FHLB advances were used at various maturity terms to continue replacing wholesale deposits, as well as to fund strong loan growth during the first half of 2018. Average FHLB advances for the three months ended June 30, 2018 increased $235.4 million to $322.8 million at a weighted average rate paid of 2.03%. Average FHLB advances for the six months ended June 30, 2018 increased $196.3 million to $270.4 million at a weighted average rate paid of 1.95%. The weighted average original maturity of our FHLB term advances was 2.7 years at June 30, 2018 compared to 3.6 years at June 30, 2017.
                We believe we effectively manage the Corporation’s liability structure in both term and rate to deliver a net interest margin at or above our target of 3.50%. Further, we expect future success in attracting in-market deposit relationships in our Wisconsin and Kansas City markets which we believe will contribute to our ability to maintain an appropriate cost of funds. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - were $1.060 billion and $1.091 billion for the three and six months ended June 30, 2018, respectively, compared to $1.104 billion and $1.103 billion for the three and six months ended June 30, 2017, respectively.
                Net interest margin increased 13 basis points to 3.77% for the three months ended June 30, 2018, compared to 3.64% for the three months ended June 30, 2017. Similarly, net interest margin increased 13 basis points to 3.71% for the six months ended June 30, 2018, compared to 3.58% for the six months ended June 30, 2017. Pricing discipline amid a rising rate environment has contributed to the increased net interest margin. Over both periods of comparison, the increase in the yield on average interest-earning assets has outpaced the corresponding increase in the rate paid on interest-bearing liabilities.

Management believes the successful efforts to manage funding costs and profitably expand loan balances will allow the Corporation to continue to maintain a net interest margin of 3.50% or better. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, given the nature of the Corporation’s asset-based lending business. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. Refer to the section entitled Allowance for Loan and Lease Losses, below, for further information regarding our allowance for loan and lease loss methodology.
We recorded provision expense of $2.6 million and $5.1 million for the three and six months ended June 30, 2018, compared to $3.7 million and $4.2 million for the same time periods in 2017. Provision for the six months ended June 30, 2018 was primarily driven by losses associated with six impaired loan relationships, all of which were originated as part of our legacy SBA loan portfolio. The current year provision also reflected an increase to the general reserve commensurate with loan growth.
The addition of specific reserves on impaired loans represents new specific reserves established when collateral shortfalls are present, while conversely the release of specific reserves represents the reduction of previously established reserves that are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to the section entitled Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2018 and 2017
Non-Interest Income
Non-interest income primarily consists of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits, loan fee income and commercial loan swap fee income. For the three months ended June 30, 2018 non-interest income decreased by $756,000, or 16.0%, to $4.0 million from $4.7 million for the same period in 2017. Non-interest income decreased by $153,000, or 1.7%, to $8.6 million from $8.8 million for the six months ended June 30, 2018 as compared to the same period in 2017.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 19.0% and 20.7% of our total revenues for the three and six months ended June 30, 2018, compared to 23.4% and 22.5% for the three and six months ended June 30, 2017. Management believes the expected gradual expansion of our rebuilt SBA lending program will drive our fee income ratio towards our current strategic target of 25%.

The components of non-interest income were as follows for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Trust and investment services fee income	$1,987	$1,648	$339	20.6%	3,884	3,277	$607	18.5%
Gain on sale of SBA loans	274	535	(261)	(48.8)	543	895	(352)	(39.3)
Service charges on deposits	720	766	(46)	(6.0)	1,504	1,531	(27)	(1.8)
Loan fees	389	675	(286)	(42.4)	917	1,133	(216)	(19.1)
Increase in cash surrender value of bank-owned life insurance	297	316	(19)	(6.0)	589	627	(38)	(6.1)
Commercial loan swap fees	70	250	(180)	(72.0)	703	449	254	56.6
Other non-interest income	245	548	(303)	(55.3)	508	889	(381)	(42.9)
Total non-interest income	$3,982	$4,738	$(756)	(16.0)	$8,648	$8,801	$(153)	(1.7)
Fee income ratio(1)	19.0%	23.4%			20.7%	22.5%

(1)	Fee income ratio is non-interest income divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased $339,000, or 20.6%, and $607,000, or 18.5%, to a record $2.0 million and $3.9 million for the three and six months ended June 30, 2018, respectively, compared to $1.6 million and $3.3 million for the three and six months ended June 30, 2017. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values throughout 2017. At June 30, 2018, there were a record $1.465 billion of trust assets under management compared to $1.164 billion at June 30, 2017. Assets under administration were $180.3 million at June 30, 2018 compared to $173.9 million at June 30, 2017.
Gains on sale of SBA loans for the three and six months ended June 30, 2018 totaled $274,000 and $543,000, respectively, a decrease of $261,000, or 48.8%, and $352,000, or 39.3%, from the same periods in 2017. We believe we now have a solid SBA infrastructure and production team in place. The SBA pipeline of approved loans continues to grow, however, gains on the sale of SBA loans may be a source of volatility based on the uncertain timing of loan closings and fundings from a platform in the early stages of growth.
Loan fees decreased $286,000, or 42.4%, and $216,000, or 19.1%, to $389,000 and $917,000 for the three and six months ended June 30, 2018, respectively, compared to $675,000 and $1.1 million for the three and six months ended June 30, 2017, respectively. The decrease in both periods of comparison is principally due to elevated miscellaneous asset-based lending fees in 2017 related to loan prepayments and a reduction in asset-based lending audit fee income.
Commercial loan swap fee income was $70,000 and $703,000 for the three and six months ended June 30, 2018, respectively, compared to $250,000 and $449,000 for the three and six months ended June 30, 2017, respectively. We believe due to the market’s assumption of a rising interest rate environment we could see additional demand for these types of opportunities throughout the remainder of 2018.
Other non-interest income decreased for both the three and six months ended June 30, 2018 primarily due to a $212,000 allocation of net income from an equity investment received during the second quarter of 2017.

Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2018 and 2017
Non-Interest Expense

The components of non-interest expense were as follows for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Compensation	$9,116	$8,382	$734	8.8%	$18,187	$17,065	$1,122	6.6%
Occupancy	544	519	25	4.8	1,073	994	79	7.9
Professional fees	928	1,041	(113)	(10.9)	1,963	2,051	(88)	(4.3)
Data processing	626	635	(9)	(1.4)	1,236	1,219	17	1.4
Marketing	591	582	9	1.5	925	952	(27)	(2.8)
Equipment	343	300	43	14.3	686	583	103	17.7
Computer software	679	639	40	6.3	1,420	1,322	98	7.4
FDIC insurance	369	381	(12)	(3.1)	668	761	(93)	(12.2)
Collateral liquidation costs	222	77	145	188.3	223	185	38	20.5
Impairment on tax credit investments	329	112	217	193.8	442	225	217	96.4
SBA recourse provision (benefit)	99	774	(675)	(87.2)	(196)	780	(976)	(125.1)
Other non-interest expense	621	779	(158)	(20.3)	1,747	1,644	103	6.3
Total non-interest expense	$14,467	$14,221	$246	1.7	$28,374	$27,781	$593	2.1
Total operating expense(1)	$14,027	$13,220			$28,104	$26,647
Compensation expense to total operating expense	64.99%	63.40%			64.71%	64.04%
Full-time equivalent employees	265	250			265	250

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended June 30, 2018 increased by $246,000, or 1.7%, to $14.5 million compared to $14.2 million for the same period in 2017. During the second quarter of 2018, in accordance with the applicable accounting guidance, the Corporation recognized $217,000 in nonrecurring tax credit investment impairment expense, which corresponded with a net tax benefit of $245,000 recognized during the quarter. Excluding the impairment impact of the tax credit investment, second quarter 2018 non-interest expense increased $29,000. This moderate increase was primarily due to increases in compensation and collateral liquidation costs, partially offset by a decrease in SBA recourse provision.
Compensation expense increased by $734,000, or 8.8%, to $9.1 million for the three months ended June 30, 2018 from $8.4 million for the three months ended June 30, 2017. The overall increase reflected growth related to annual merit increases, as well as the addition of several new producers across multiple business lines, including commercial lending, SBA lending, equipment finance and wealth management. We expect to continue to opportunistically invest in talent to support our strategic growth efforts, both in the form of additional production and operational staff.
Collateral liquidation costs for the three months ended June 30, 2018 increased $145,000 to $222,000 compared to $77,000 for the same period in 2017. The increase primarily reflected the Corporation’s workout expenses related to two non-accrual loans.
SBA recourse provision decreased $675,000 to $99,000 for the three months ended June 30, 2018, compared to $774,000 for the three months ended June 30, 2017. The decrease was primarily due to continued amortization of the legacy SBA portfolio. As of June 30, 2018, the total outstanding balance of SBA loans sold prior to 2017 was $68.5 million, of which $10.9 million were impaired, down from outstanding balances of $84.3 million and $101.6 million as of December 31, 2017 and December 31, 2016, respectively.

Non-interest expense for the six months ended June 30, 2018 increased by $593,000, or 2.1%, to $28.4 million compared to $27.8 million for the same period in 2017. Excluding the aforementioned tax credit investment impairment, non-interest expense increased $376,000. The increase in non-interest expense was primarily due to an increase in compensation expense, partially offset by a decrease in SBA recourse provision. The drivers of these variances are consistent with the explanations discussed above for the three months ended June 30, 2018.
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
Income Taxes
Income tax expense was $1.4 million for the six months ended June 30, 2018, with an effective tax rate of 16.9%, compared to income tax expense of $1.9 million for the six months ended June 30, 2017, with an effective tax rate of 26.2%. The lower income tax expense and effective rate primarily reflect the reduction to the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The Corporation also recognized a state historic tax credit during the second quarter of 2018, which reduced income tax expense by $245,000.
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

Financial Condition
General
Total assets increased by $105.7 million, or 5.9%, to $1.900 billion as of June 30, 2018 compared to $1.794 billion at December 31, 2017. The increase in total assets was primarily driven by growth in our loan and lease portfolio.
Short-Term Investments
Short-term investments decreased by $11.1 million, or 31.3%, to $24.4 million at June 30, 2018 from $35.5 million at December 31, 2017. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance-sheet liquidity program. As of June 30, 2018, our total investment in commercial paper was $4.7 million as compared to $17.4 million at December 31, 2017. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $12.6 million, or 7.7%, to $176.4 million at June 30, 2018 compared to $163.8 million at December 31, 2017. During the six months ended June 30, 2018, we recognized unrealized losses of $1.9 million before income taxes through other comprehensive income. As of June 30, 2018 and December 31, 2017, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted average expected maturity of 3.85 and 3.74 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2018.
No securities were sold during the six months ended June 30, 2018.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $91.2 million, or 6.1%, to $1.574 billion at June 30, 2018 from $1.483 billion at December 31, 2017. As of June 30, 2018, construction loans were the largest contributor to loan growth increasing $62.9 million to $188.0 million from $125.2 million at December 31, 2017. There continues to be a concentration in commercial real estate (“CRE”) loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 68.1% and 67.7% of our total loans as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, approximately 18% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio increased $18.5 million, or 4.3%, to $447.5 million at June 30, 2018 from $429.0 million at December 31, 2017 primarily driven by asset-based loan growth of $19.8 million. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.
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
Non-accrual loans increased $4.7 million, or 17.8%, to $31.1 million at June 30, 2018, compared to $26.4 million at December 31, 2017. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.95% and 1.76% at June 30, 2018 and December 31, 2017, respectively. Likewise, the ratio of non-performing assets to total assets increased to 1.71% at June 30, 2018, compared to 1.53% at December 31, 2017. Please refer to the section entitled Asset Quality, below, for additional information.
Deposits
As of June 30, 2018, deposits decreased by $56.6 million, or 4.1% to $1.338 billion from $1.394 billion at December 31, 2017. The decrease in deposits was primarily due to typical seasonality of our money market and non-interest bearing transaction accounts, in addition to the continued purposeful reduction in the level of wholesale deposits, which decreased by $26.6 million, or 8.6%, to $281.4 million at June 30, 2018 from $308.0 million at December 31, 2017. These decreases were partially offset by an increase in the level of interest-bearing transaction accounts, which increased by $54.4 million, or 25.0%, to $272.1 million at June 30, 2018 from $217.6 million at December 31, 2017 primarily related to successful efforts in attracting in-market deposits from municipality relationships throughout our markets. Deposit ending balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash and our ability to service and maintain existing and new client relationships.
Our strategic efforts continue to be focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, were approximately $1.091 billion, or 66.1% of total bank funding for the six months ended June 30, 2018. Total bank funding is defined as total deposits plus FHLB advances. This compares to in-market deposits of $1.103 billion, or 70.5% of total funding for the same period in 2017. As average in-market deposit balances remained relatively stable between the periods of comparison, the decrease in the funding ratio was due to increased FHLB advances to support strong current year loan growth.

FHLB Advances and Other Borrowings
As of June 30, 2018, FHLB advances and other borrowings increased by $157.5 million, or 75.8%, to $365.4 million from $207.9 million at December 31, 2017.
Consistent with our funding philosophy to manage risk and use the most efficient and cost effective source of wholesale funds, we expect the balance of FHLB advances to increase in future periods as we continue to reduce our brokered certificate of deposit portfolio to help reduce the increase in our FDIC insurance assessment rate resulting from the FDIC’s revised methodology made effective July 1, 2016. Our operating range of bank wholesale funds to total bank funding is 30%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. As of June 30, 2018, the ratio of end of period bank wholesale funds to end of period total bank funds was 37.1%. Refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Asset Quality
Impaired Assets
Total impaired assets consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$9,994	$7,021
Commercial real estate - non-owner occupied	31	34
Land development	2,311	2,626
Construction	1,879	2,872
Multi-family	—	—
1-4 family	569	1,161
Total non-accrual commercial real estate	14,784	13,714
Commercial and industrial	15,954	12,321
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	353	354
Total non-accrual consumer and other loans	353	354
Total non-accrual loans and leases	31,091	26,389
Foreclosed properties, net	1,484	1,069
Total non-performing assets	32,575	27,458
Performing troubled debt restructurings	249	332
Total impaired assets	$32,824	$27,790

Total non-accrual loans and leases to gross loans and leases	1.95%	1.76%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	2.04	1.83
Total non-performing assets to total assets	1.71	1.53
Allowance for loan and lease losses to gross loans and leases	1.31	1.25
Allowance for loan and lease losses to non-accrual loans and leases	67.32	71.10
As of June 30, 2018 and December 31, 2017, $8.4 million and $8.8 million of non-accrual loans and leases were considered troubled debt restructurings, respectively.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $5.1 million, or 18.6%, to $32.6 million at June 30, 2018 from $27.5 million at December 31, 2017. The increase reflected a $9.1 million asset-based loan that was moved to impaired status during the second quarter, which due to its collateral position did not require a specific reserve or charge-off at June 30, 2018. Non-performing assets also increased approximately $2.7 million from two legacy SBA loan relationships that migrated to impaired during the second quarter. These second quarter increases were partially offset by a $5.9 million decrease in non-performing assets during the first quarter of 2018, which reflected the full payoff of a $2.8 million asset-based loan and net charge-offs related to three legacy SBA loan relationships that were previously identified as impaired.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of June 30, 2018, 98.7% of the loan and lease portfolio was in a current payment status, unchanged from December 31, 2017. We also monitor our asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2018	2017	2017
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$18,866	$19,658	$16,975
Impaired loans and leases with impairment reserves required	12,474	18,206	9,746
Total impaired loans and leases	31,340	37,864	26,721
Less: Impairment reserve (included in allowance for loan and lease losses)	4,707	7,586	4,491
Net impaired loans and leases	$26,633	$30,278	$22,230
Average impaired loans and leases	$24,378	$33,345	$33,164
Foregone interest income attributable to impaired loans and leases	$1,488	$1,362	$2,695
Less: Interest income recognized on impaired loans and leases	414	—	454
Net foregone interest income on impaired loans and leases	$1,074	$1,362	$2,241
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2017	$1,069
Loans transferred to foreclosed properties	415
Foreclosed properties as of June 30, 2018	$1,484
Allowance for Loan and Lease Losses
The allowance for loan and lease losses increased $2.2 million from $18.8 million as of December 31, 2017 to $20.9 million as of June 30, 2018. The allowance for loan and lease losses as a percentage of gross loans and leases also increased from 1.25% as of December 31, 2017 to 1.31% as of June 30, 2018. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.

During the three months ended June 30, 2018, we recorded net charge-offs on impaired loans and leases of approximately $285,000, or 0.07% of average loans and leases annualized, comprised of $306,000 of charge-offs and $21,000 of recoveries. During the three months ended June 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $3.6 million, or 0.99% of average loans and leases annualized, comprised of $3.8 million of charge-offs and $112,000 of recoveries.
During the six months ended June 30, 2018, we recorded net charge-offs on impaired loans and leases of approximately $2.9 million, or 0.37% of average loans and leases annualized, comprised of $3.0 million of charge-offs and $105,000 of recoveries. During the six months ended June 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $3.5 million, or 0.47% of average loans and leases annualized, comprised of $4.0 million of charge-offs and $503,000 of recoveries.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $20.9 million, or 1.31% of total loans and leases, was appropriate as of June 30, 2018. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of June 30, 2018 and December 31, 2017, our allowance for loan and lease losses to total non-accrual loans and leases was 67.32% and 71.10%, respectively. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable incurred losses inherent in our loan and lease portfolio as of June 30, 2018.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Allowance at beginning of period	$18,638	$21,666	$18,763	$20,912
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	(1,299)	(9)
Commercial real estate — non-owner occupied	—	(22)	—	(80)
Construction and land development	(121)	—	(992)	—
Multi-family	—	—	—	—
1-4 family	—	(29)	(5)	(29)
Commercial and industrial	(168)	(3,706)	(657)	(3,761)
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	(17)	—	(37)	(87)
Total charge-offs	(306)	(3,757)	(2,990)	(3,966)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	1	41	2	42
Commercial real estate — non-owner occupied	1	1	1	1
Construction and land development	—	1	—	102
Multi-family	—	—	—	—
1-4 family	—	3	12	5
Commercial and industrial	17	66	18	312
Direct financing leases	—	—	1	—
Consumer and other:
Home equity and second mortgages	2	—	71	1
Other	—	—	—	40
Total recoveries	21	112	105	503
Net charge-offs	(285)	(3,645)	(2,885)	(3,463)
Provision for loan and lease losses	2,579	3,656	5,054	4,228
Allowance at end of period	$20,932	$21,677	$20,932	$21,677
Annualized net charge-offs as a % of average gross loans and leases	0.07%	0.99%	0.37%	0.47%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2018 were the interest payments due on subordinated and junior subordinated notes. On July 25, 2018, the Bank’s Board of Directors declared a dividend in the amount of $2.5 million bringing year-to-date dividend declarations to $7.5 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
On-balance-sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of June 30, 2018 and December 31, 2017, our immediate on-balance-sheet liquidity was $271.5 million and $401.1 million, respectively. At June 30, 2018 and December 31, 2017, the Bank had $19.3 million and $17.7 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding or invest in securities to maintain adequate liquidity at an improved margin. The decline in on-balance-sheet liquidity is primarily attributable to the increased use of FHLB advances.
We had $622.4 million of outstanding wholesale funds at June 30, 2018, compared to $491.5 million of wholesale funds as of December 31, 2017, which represented 37.1% and 31.1%, respectively, of ending balance total bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 30%-40%. The Bank was in compliance with policy limits as of June 30, 2018 and December 31, 2017.
The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the six month period ended June 30, 2018. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2018, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the six months ended June 30, 2018, operating activities resulted in a net cash inflow of $11.0 million, which included net income of $6.9 million. Net cash used in investing activities for the six months ended June 30, 2018 was approximately $116.2 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the six months ended June 30, 2018 was $98.5 million primarily due to a net increase in FHLB advances, partially offset by a decrease in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I. Item 1. for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of June 30, 2018, there were no material changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2018 has not changed materially since December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 27, 2018	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 27, 2018	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)