Form 10-Q
period 2018-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2018-10-26
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
(608) 238-8008
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 19, 2018 was 8,793,341 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$20,099	$17,059
Short-term investments	20,194	35,480
Cash and cash equivalents	40,293	52,539
Securities available-for-sale, at fair value	134,995	126,005
Securities held-to-maturity, at amortized cost	39,950	37,778
Loans held for sale	4,712	2,194
Loans and leases receivable, net of allowance for loan and lease losses of $20,455 and $18,763, respectively	1,578,152	1,482,832
Premises and equipment, net	3,247	3,156
Foreclosed properties	1,454	1,069
Bank-owned life insurance	41,212	40,323
Federal Home Loan Bank stock, at cost	6,890	5,670
Goodwill and other intangible assets	12,132	12,652
Accrued interest receivable and other assets	31,293	29,848
Total assets	$1,894,330	$1,794,066
Liabilities and Stockholders’ Equity
Deposits	$1,408,903	$1,394,331
Federal Home Loan Bank advances and other borrowings	281,430	207,898
Junior subordinated notes	10,029	10,019
Accrued interest payable and other liabilities	16,426	12,540
Total liabilities	1,716,788	1,624,788
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,064,784 and 9,021,985 shares issued, 8,793,941 and 8,763,539 shares outstanding at September 30, 2018 and December 31, 2017, respectively	91	90
Additional paid-in capital	79,369	78,620
Retained earnings	107,460	98,906
Accumulated other comprehensive loss	(2,000)	(1,238)
Treasury stock, 270,843 and 258,446 shares at September 30, 2018 and December 31, 2017, respectively, at cost	(7,378)	(7,100)
Total stockholders’ equity	177,542	169,278
Total liabilities and stockholders’ equity	$1,894,330	$1,794,066

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$22,266	$17,686	$63,171	$53,492
Securities	1,002	771	2,796	2,326
Short-term investments	295	177	787	488
Total interest income	23,563	18,634	66,754	56,306
Interest expense
Deposits	4,232	2,708	10,271	8,039
Federal Home Loan Bank advances and other borrowings	1,957	763	5,424	2,185
Junior subordinated notes	280	280	832	832
Total interest expense	6,469	3,751	16,527	11,056
Net interest income	17,094	14,883	50,227	45,250
Provision for loan and lease losses	(546)	1,471	4,508	5,699
Net interest income after provision for loan and lease losses	17,640	13,412	45,719	39,551
Non-interest income
Trust and investment service fees	1,941	1,653	5,826	4,930
Gain on sale of Small Business Administration loans	641	606	1,184	1,501
Service charges on deposits	788	756	2,292	2,287
Loan fees	459	391	1,375	1,525
Increase in cash surrender value of bank-owned life insurance	301	314	890	940
Commercial loan swap fees	306	418	1,009	866
Other non-interest income	435	201	943	1,091
Total non-interest income	4,871	4,339	13,519	13,140
Non-interest expense
Compensation	9,819	7,645	28,006	24,710
Occupancy	560	527	1,632	1,521
Professional fees	1,027	995	2,990	3,046
Data processing	512	592	1,748	1,810
Marketing	593	594	1,518	1,546
Equipment	403	285	1,089	868
Computer software	814	715	2,235	2,037
FDIC insurance	457	320	1,125	1,081
Collateral liquidation costs	230	371	454	556
Net loss on foreclosed properties	30	—	30	—
Impairment of tax credit investments	113	112	554	338
SBA recourse provision	314	1,315	118	2,095
Other non-interest expense	874	760	2,621	2,404
Total non-interest expense	15,746	14,231	44,120	42,012
Income before income tax expense	6,765	3,520	15,118	10,679
Income tax expense	1,464	936	2,879	2,812
Net income	$5,301	$2,584	$12,239	$7,867
Earnings per common share
Basic	$0.60	$0.30	$1.40	$0.90
Diluted	0.60	0.30	1.40	0.90
Dividends declared per share	0.14	0.13	0.42	0.39

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Net income	$5,301	$2,584	$12,239	$7,867
Other comprehensive loss, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(634)	172	(2,524)	199
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	18	25	54	79
Interest rate swaps:
Unrealized gains on interest rate swaps arising during the period	382	—	1,412	—
Income tax benefit (expense)	56	(76)	296	(126)
Total other comprehensive (loss) income	(178)	121	(762)	152
Comprehensive income	$5,123	$2,705	$11,477	$8,019

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2016	8,715,856	$90	$77,542	$91,317	$(522)	$(6,777)	$161,650
Net income	—	—	—	7,867	—	—	7,867
Other comprehensive income	—	—	—	—	152	—	152
Share-based compensation - restricted shares, net	57,106	—	811	—	—	—	811
Cash dividends ($0.39 per share)	—	—	—	(3,399)	—	—	(3,399)
Treasury stock purchased	(14,039)	—	—	—	—	(300)	(300)
Balance at September 30, 2017	8,758,923	$90	$78,353	$95,785	$(370)	$(7,077)	$166,781

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2017	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278
Net income	—	—	—	12,239	—	—	12,239
Other comprehensive loss	—	—	—	—	(762)	—	(762)
Share-based compensation - restricted shares, net	42,799	1	749	—	—	—	750
Cash dividends ($0.42 per share)	—	—	—	(3,685)	—	—	(3,685)
Treasury stock purchased	(12,397)	—	—	—	—	(278)	(278)
Balance at September 30, 2018	8,793,941	$91	$79,369	$107,460	$(2,000)	$(7,378)	$177,542

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Operating activities
Net income	$12,239	$7,867
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	382	(1,603)
Impairment of tax credit investments	554	338
Provision for loan and lease losses	4,508	5,699
Depreciation, amortization and accretion, net	1,099	1,148
Share-based compensation	750	811
Increase in value of bank-owned life insurance policies	(890)	(940)
Origination of loans for sale	(64,985)	(24,606)
Sale of loans originated for sale	63,651	27,244
Gain on sale of loans originated for sale	(1,184)	(1,527)
Net loss on foreclosed properties, including impairment valuation	30	—
Loan servicing right impairment valuation	69	—
Excess tax benefit from share-based compensation	(43)	(59)
Returns on investments in limited partnerships	413	92
Net increase in accrued interest receivable and other assets	(1,242)	(1,759)
Net increase in accrued interest payable and other liabilities	4,945	6,739
Net cash provided by operating activities	20,296	19,444
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	26,719	29,802
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	2,655	2,723
Proceeds from sale of available-for-sale securities	—	11,702
Purchases of available-for-sale securities	(38,486)	(27,125)
Purchases of held-to-maturity securities	(4,867)	(3,016)
Net increase in loans and leases	(100,185)	(22,530)
Investments in limited partnerships	—	(500)
Returns of investments in limited partnerships	316	—
Investment in historic development entities	(905)	(417)
Investment in Federal Home Loan Bank stock	(8,118)	(12,223)
Proceeds from the sale of Federal Home Loan Bank stock	6,898	9,271
Purchases of leasehold improvements and equipment, net	(720)	(942)
Net cash used in investing activities	(116,693)	(13,255)
Financing activities
Net increase (decrease) in deposits	14,572	(115,107)
Repayment of Federal Home Loan Bank advances	(698,600)	(470,416)
Proceeds from Federal Home Loan Bank advances	772,100	580,415
Proceeds from issuance of subordinated notes payable	—	9,090
Repayment of subordinated notes payable	—	(7,889)
Net increase (decrease) in other borrowed funds	42	(2,904)
Cash dividends paid	(3,685)	(3,399)
Purchase of treasury stock	(278)	(300)
Net cash provided by (used in) financing activities	84,151	(10,510)
Net decrease in cash and cash equivalents	(12,246)	(4,321)
Cash and cash equivalents at the beginning of the period	52,539	77,517
Cash and cash equivalents at the end of the period	$40,293	$73,196
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$15,214	$10,504
Income taxes paid	882	490
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	—	8,366
Transfer from loans to foreclosed properties	415	—
Transfer from premises and equipment to foreclosed properties	—	1,113
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
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
Basis of Presentation
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2018. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the International Accounting Standards Board that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Corporation adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, “ASC 606”) in the first quarter of 2018 with no material impact on its results of operations, financial position and liquidity.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may also elect to apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2019, as required. The Corporation leases office space, loan production offices and specialty financing production offices under noncancelable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The implementation efforts are ongoing, including the review of our leases and related accounting policies. Future minimum lease payments associated with 29 noncancelable operating leases as of September 30, 2018 was $10.6 million. The Corporation does not expect the accounting standard to have a material impact on its results of operations and liquidity. The estimated impact on its financial position continues to be refined, which may also change based on decisions to modify or renew leases prior to the implementation date.
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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40).” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Implementation costs incurred in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendment also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and in the same income statement line item as the fees associated with the hosting element. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position and liquidity.

Note 2 — Earnings per Common Share
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income allocated to common shares by the weighted-average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends, or dividend equivalents, at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares, adjusted for reallocation of undistributed earnings of unvested restricted shares, by the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.
There were no anti-dilutive employee share-based awards for the three and nine month periods ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share
Net income	$5,301	$2,584	$12,239	$7,867
Less: earnings allocated to participating securities	77	35	180	105
Basic earnings allocated to common stockholders	$5,224	$2,549	$12,059	$7,762
Weighted-average common shares outstanding, excluding participating securities	8,650,057	8,621,311	8,634,890	8,606,080
Basic earnings per common share	$0.60	$0.30	$1.40	$0.90

Diluted earnings per common share
Earnings allocated to common stockholders	$5,224	$2,549	$12,059	$7,762
Weighted-average diluted common shares outstanding, excluding participating securities	8,650,057	8,621,311	8,634,890	8,606,080
Diluted earnings per common share	$0.60	$0.30	$1.40	$0.90

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units and any other type of award permitted by the Plan. As of September 30, 2018, 169,036 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock, restricted stock units and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-

line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.
Restricted stock activity for the year ended December 31, 2017 and the nine months ended September 30, 2018 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	116,245	$21.13
Granted	71,130	21.67
Vested	(48,550)	21.51
Forfeited	(8,384)	21.65
Nonvested balance as of December 31, 2017	130,441	21.43
Granted	51,870	22.61
Vested	(41,703)	20.91
Forfeited	(9,071)	22.09
Nonvested balance as of September 30, 2018	131,537	$22.01

As of September 30, 2018, the Corporation had $2.7 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.99 years.

Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Share-based compensation expense	$244	$268	$750	$811

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$999	$—	$(15)	$984
Municipal obligations	5,842	—	(113)	5,729
Collateralized mortgage obligations - government issued	20,811	54	(585)	20,280
Collateralized mortgage obligations - government-sponsored enterprises	108,738	10	(3,129)	105,619
Other securities	2,450	—	(67)	2,383
	$138,840	$64	$(3,909)	$134,995

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$999	$1	$—	$1,000
Municipal obligations	9,494	2	(82)	9,414
Collateralized mortgage obligations - government issued	22,313	149	(213)	22,249
Collateralized mortgage obligations - government-sponsored enterprises	91,480	24	(1,199)	90,305
Other securities	3,040	3	(6)	3,037
	$127,326	$179	$(1,500)	$126,005

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,500	$—	$(3)	$1,497
Municipal obligations	21,135	20	(229)	20,926
Collateralized mortgage obligations - government issued	7,749	—	(301)	7,448
Collateralized mortgage obligations - government-sponsored enterprises	9,566	—	(307)	9,259
	$39,950	$20	$(840)	$39,130

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$1,499	$—	$(9)	$1,490
Municipal obligations	21,680	176	(34)	21,822
Collateralized mortgage obligations - government issued	9,072	1	(130)	8,943
Collateralized mortgage obligations - government-sponsored enterprises	5,527	—	(86)	5,441
	$37,778	$177	$(259)	$37,696

U.S. government agency obligations - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Municipal obligations include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Collateralized mortgage obligations - government issued represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations - government-sponsored enterprises include securities guaranteed by FHLMC and FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. No sales of available-for-sale securities occurred during the nine months ended September 30, 2018 and 14 sales of available-for-sale securities occurred during the nine months ended September 30, 2017.

At September 30, 2018 and December 31, 2017, securities with a fair value of $2.4 million and $2.8 million, respectively, were pledged to secure interest rate swap contracts.
The amortized cost and fair value of securities by contractual maturity at September 30, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,518	$1,515	$2,272	$2,268
Due in one year through five years	20,998	20,448	11,664	11,581
Due in five through ten years	30,083	29,269	19,697	19,166
Due in over ten years	86,241	83,763	6,317	6,115
	$138,840	$134,995	$39,950	$39,130

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2018 and December 31, 2017. At September 30, 2018, the Corporation held 168 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2018, the Corporation held 87 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2018 and 2017.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$984	$15	$—	$—	$984	$15
Municipal obligations	1,536	39	3,020	74	4,556	113
Collateralized mortgage obligations - government issued	8,675	223	7,906	362	16,581	585
Collateralized mortgage obligations - government-sponsored enterprises	56,226	1,171	46,996	1,958	103,222	3,129
Other securities	2,139	66	244	1	2,383	67
	$69,560	$1,514	$58,166	$2,395	$127,726	$3,909

	As of December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
Municipal obligations	$6,132	$43	$2,755	$39	$8,887	$82
Collateralized mortgage obligations - government issued	7,104	40	6,715	173	13,819	213
Collateralized mortgage obligations - government-sponsored enterprises	59,256	476	28,004	723	87,260	1,199
Other securities	1,954	6	—	—	1,954	6
	$74,446	$565	$37,474	$935	$111,920	$1,500

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2018 and December 31, 2017. At September 30, 2018, the Corporation held 94 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were 25 held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of September 30, 2018. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2018 and 2017.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$1,497	$3	$1,497	$3
Municipal obligations	15,300	181	1,433	48	16,733	229
Collateralized mortgage obligations - government issued	—	—	7,448	301	7,448	301
Collateralized mortgage obligations - government-sponsored enterprises	4,723	120	4,536	187	9,259	307
	$20,023	$301	$14,914	$539	$34,937	$840

	As of December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$1,499	$9	$1,499	$9
Municipal obligations	3,723	27	259	7	3,982	34
Collateralized mortgage obligations - government issued	3,868	51	4,677	79	8,545	130
Collateralized mortgage obligations - government-sponsored enterprises	—	—	5,527	86	5,527	86
	$7,591	$78	$11,962	$181	$19,553	$259

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2018	December 31, 2017
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$203,733	$200,387
Commercial real estate — non-owner occupied	487,842	470,236
Land development	45,009	40,154
Construction	132,271	125,157
Multi-family	174,664	136,978
1-4 family	35,729	44,976
Total commercial real estate	1,079,248	1,017,888
Commercial and industrial	457,932	429,002
Direct financing leases, net	31,090	30,787
Consumer and other:
Home equity and second mortgages	8,388	7,262
Other	23,451	18,099
Total consumer and other	31,839	25,361
Total gross loans and leases receivable	1,600,109	1,503,038
Less:
Allowance for loan and lease losses	20,455	18,763
Deferred loan fees	1,502	1,443
Loans and leases receivable, net	$1,578,152	$1,482,832
The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	September 30, 2018	December 31, 2017
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$26,640	$30,071
Other SBA loans(1)	20,183	22,254
Total SBA loans	$46,823	$52,325

(1)
Primarily consisted of SBA CAPLine, Express and impaired loans that were repurchased from the secondary market, all of which were not saleable as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, $12.0 million and $11.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market, participation interests in other originated loans and residential real estate loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended September 30, 2018 and 2017 was $4.5 million and $6.3 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the nine months ended September 30, 2018 and 2017 was $10.8 million and $15.5 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2018 and 2017 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at September 30, 2018 and December 31, 2017 was $91.1 million and $100.3 million, respectively.

The total principal amount of transferred participation interests in other originated commercial loans during the three months ended September 30, 2018 and 2017 was $17.2 million and $15.9 million, respectively. The total principal amount of transferred participation interests in other originated commercial loans during the nine months ended September 30, 2018 and 2017 was $51.6 million and $36.6 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at September 30, 2018 and December 31, 2017 was $125.7 million and $106.4 million, respectively. As of September 30, 2018 and December 31, 2017, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $206.0 million and $181.7 million, respectively. No loans in this participation portfolio were considered impaired as of September 30, 2018 and December 31, 2017. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 was $590,000 and $650,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	September 30, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$177,434	$4,925	$10,904	$10,470	$203,733
Commercial real estate — non-owner occupied	466,855	19,909	1,046	32	487,842
Land development	41,267	1,485	—	2,257	45,009
Construction	130,183	—	209	1,879	132,271
Multi-family	174,664	—	—	—	174,664
1-4 family	32,741	1,522	714	752	35,729
Total commercial real estate	1,023,144	27,841	12,873	15,390	1,079,248
Commercial and industrial	370,015	27,084	45,874	14,959	457,932
Direct financing leases, net	28,197	1,709	1,184	—	31,090
Consumer and other:
Home equity and second mortgages	8,384	4	—	—	8,388
Other	23,000	—	—	451	23,451
Total consumer and other	31,384	4	—	451	31,839
Total gross loans and leases receivable	$1,452,740	$56,638	$59,931	$30,800	$1,600,109
Category as a % of total portfolio	90.79%	3.54%	3.75%	1.92%	100.00%

	December 31, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$166,018	$18,442	$8,850	$7,077	$200,387
Commercial real estate — non-owner occupied	441,246	27,854	1,102	34	470,236
Land development	36,470	1,057	—	2,627	40,154
Construction	121,528	757	—	2,872	125,157
Multi-family	136,978	—	—	—	136,978
1-4 family	34,598	7,735	1,220	1,423	44,976
Total commercial real estate	936,838	55,845	11,172	14,033	1,017,888
Commercial and industrial	341,875	25,344	49,453	12,330	429,002
Direct financing leases, net	28,866	342	1,579	—	30,787
Consumer and other:
Home equity and second mortgages	7,250	8	—	4	7,262
Other	17,745	—	—	354	18,099
Total consumer and other	24,995	8	—	358	25,361
Total gross loans and leases receivable	$1,332,574	$81,539	$62,204	$26,721	$1,503,038
Category as a % of total portfolio	88.66%	5.42%	4.14%	1.78%	100.00%
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
Utilizing regulatory classification terminology, the Corporation identified $38.8 million and $32.7 million of loans and leases as Substandard as of September 30, 2018 and December 31, 2017, respectively. No loans and leases were identified as Doubtful as of September 30, 2018. The Corporation identified $4.7 million of loans and leases as Doubtful as of December 31, 2017. The population of Substandard loans is a subset of Category III and Category IV loans.
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current		Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$115	$—	$115	$193,148		$193,263
Non-owner occupied	742	—	—	742	487,068		487,810
Land development	—	—	—	—	42,752		42,752
Construction	—	—	—	—	130,392		130,392
Multi-family	—	—	—	—	174,664		174,664
1-4 family	—	—	—	—	35,161		35,161
Commercial and industrial	1,944	—	—	1,944	441,032		442,976
Direct financing leases, net	—	—	—	—	31,090		31,090
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,388		8,388
Other	—	—	—	—	23,000		23,000
Total	2,686	115	—	2,801	1,566,695		1,569,496
Non-accruing loans and leases
Commercial real estate:
Owner occupied	1,144	—	1,522	2,666	7,804		10,470
Non-owner occupied	—	—	32	32	—		32
Land development	—	—	121	121	2,136		2,257
Construction	—	—	1,879	1,879	—		1,879
Multi-family	—	—	—	—	—		—
1-4 family	—	—	529	529	39		568
Commercial and industrial	2,364	43	7,770	10,177	4,779		14,956
Direct financing leases, net	—	—	—	—	—		—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—		—
Other	—	—	291	291	160		451
Total	3,508	43	12,144	15,695	14,918	—	30,613
Total loans and leases
Commercial real estate:
Owner occupied	1,144	115	1,522	2,781	200,952		203,733
Non-owner occupied	742	—	32	774	487,068		487,842
Land development	—	—	121	121	44,888		45,009
Construction	—	—	1,879	1,879	130,392		132,271
Multi-family	—	—	—	—	174,664		174,664
1-4 family	—	—	529	529	35,200		35,729
Commercial and industrial	4,308	43	7,770	12,121	445,811		457,932
Direct financing leases, net	—	—	—	—	31,090		31,090
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,388		8,388
Other	—	—	291	291	23,160		23,451
Total	$6,194	$158	$12,144	$18,496	$1,581,613		$1,600,109
Percent of portfolio	0.39%	0.01%	0.76%	1.16%	98.84%		100.00%

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$193,366	$193,366
Non-owner occupied	—	—	—	—	470,202	470,202
Land development	—	—	—	—	37,528	37,528
Construction	—	196	—	196	122,089	122,285
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	—	496	43,319	43,815
Commercial and industrial	1,169	197	—	1,366	415,315	416,681
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	—	—	17,745	17,745
Total	1,771	393	—	2,164	1,474,485	1,476,649
Non-accruing loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	1,780	7,021
Non-owner occupied	—	—	—	—	34	34
Land development	—	—	—	—	2,626	2,626
Construction	—	—	2,872	2,872	—	2,872
Multi-family	—	—	—	—	—	—
1-4 family	—	—	948	948	213	1,161
Commercial and industrial	782	—	7,349	8,131	4,190	12,321
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	345	345	9	354
Total	1,187	—	16,350	17,537	8,852	26,389
Total loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	195,146	200,387
Non-owner occupied	—	—	—	—	470,236	470,236
Land development	—	—	—	—	40,154	40,154
Construction	—	196	2,872	3,068	122,089	125,157
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	948	1,444	43,532	44,976
Commercial and industrial	1,951	197	7,349	9,497	419,505	429,002
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	345	345	17,754	18,099
Total	$2,958	$393	$16,350	$19,701	$1,483,337	$1,503,038
Percent of portfolio	0.20%	0.03%	1.09%	1.32%	98.68%	100.00%

The Corporation’s total impaired assets consisted of the following:

	September 30, 2018	December 31, 2017
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$10,470	$7,021
Commercial real estate — non-owner occupied	32	34
Land development	2,257	2,626
Construction	1,879	2,872
Multi-family	—	—
1-4 family	568	1,161
Total non-accrual commercial real estate	15,206	13,714
Commercial and industrial	14,956	12,321
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	451	354
Total non-accrual consumer and other loans	451	354
Total non-accrual loans and leases	30,613	26,389
Foreclosed properties, net	1,454	1,069
Total non-performing assets	32,067	27,458
Performing troubled debt restructurings	187	332
Total impaired assets	$32,254	$27,790

	September 30, 2018	December 31, 2017
Total non-accrual loans and leases to gross loans and leases	1.91%	1.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	2.00	1.83
Total non-performing assets to total assets	1.69	1.53
Allowance for loan and lease losses to gross loans and leases	1.28	1.25
Allowance for loan and lease losses to non-accrual loans and leases	66.82	71.10
As of September 30, 2018 and December 31, 2017, $8.1 million and $8.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of September 30, 2018.

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

During the nine months ended September 30, 2018, no loans were modified to a troubled debt restructuring. The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	4	$4,374	$4,400
Consumer and other	1	17	17
Total	5	$4,391	$4,417

During the nine months ended September 30, 2017, the troubled debt restructurings included a combination of extension of terms and interest rate concessions.

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the nine months ended September 30, 2018 and 2017.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Nine Months Ended September 30, 2018
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$9,326	$12,451		$—	$7,305		$614		$197	$417
Non-owner occupied	32	72		—	34		1		—	1
Land development	2,136	6,432		—	2,373		33		—	33
Construction	—	—		—	2,039		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	752	1,022		—	961		40		76	(36)
Commercial and industrial	4,434	5,094		—	3,133		870		442	428
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	1		—		45	(45)
Other	291	957		—	306		42		—	42
Total	16,971	26,028		—	16,152		1,600		760	840
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,144	1,144		193	255		64		—	64
Non-owner occupied	—	—		—	—		—		—	—
Land development	121	121	—	35	39	—	2	—	—	2
Construction	1,879	2,872	—	379	207	—	162	—	—	162
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	10,525	10,867		3,802	9,810		716		—	716
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	160	160		160	8		—		—	—
Total	13,829	15,164		4,569	10,319		944		—	944
Total:
Commercial real estate:
Owner occupied	10,470	13,595		193	7,560		678		197	481
Non-owner occupied	32	72		—	34		1		—	1
Land development	2,257	6,553		35	2,412		35		—	35
Construction	1,879	2,872		379	2,246		162		—	162
Multi-family	—	—		—	—		—		—	—
1-4 family	752	1,022		—	961		40		76	(36)
Commercial and industrial	14,959	15,961		3,802	12,943		1,586		442	1,144
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	1		—		45	(45)
Other	451	1,117		160	314		42		—	42
Grand total	$30,800	$41,192		$4,569	$26,471		$2,544		$760	$1,784

(1)	The recorded investment represents the unpaid principle balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2017
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$7,077	$7,077	$—	$5,549	$613	$—	$613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	—	—	—	2,000	134	214	(80)
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	5,465	6,502	—	3,634	858	7	851
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	345	1,011	—	365	59	—	59
Total	16,975	21,671	—	18,624	1,898	454	1,444
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,872	2,872	415	2,252	158	—	158
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	6,865	8,813	4,067	12,288	639	—	639
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	9	9	9	—	—	—	—
Total	9,746	11,694	4,491	14,540	797	—	797
Total:
Commercial real estate:
Owner occupied	7,077	7,077	—	5,549	613	—	613
Non-owner occupied	34	75	—	1,830	97	226	(129)
Land development	2,627	5,297	—	3,092	84	—	84
Construction	2,872	2,872	415	4,252	292	214	78
Multi-family	—	—	—	1	—	—	—
1-4 family	1,423	1,706	—	2,146	53	7	46
Commercial and industrial	12,330	15,315	4,067	15,922	1,497	7	1,490
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	4	3	—	7	—	—	—
Other	354	1,020	9	365	59	—	59
Grand total	$26,721	$33,365	$4,491	$33,164	$2,695	$454	$2,241

(1)	The recorded investment represents the unpaid principle balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $10.4 million and $6.6 million as of September 30, 2018 and December 31, 2017, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $187,000 and $332,000 of loans as of September 30, 2018 and December 31, 2017, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,147	$9,237	$548	$20,932
Charge-offs	(1,826)	(75)	(13)	(1,914)
Recoveries	7	1,974	2	1,983
Net (charge-offs) recoveries	(1,819)	1,899	(11)	69
Provision for loan and lease losses	2,365	(3,252)	341	(546)
Ending balance	$11,693	$7,884	$878	$20,455

	As of and for the Three Months Ended September 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$12,003	$9,090	$584	$21,677
Charge-offs	(8)	(3,217)	(5)	(3,230)
Recoveries	2	2	1	5
Net charge-offs	(6)	(3,215)	(4)	(3,225)
Provision for loan and lease losses	(2,462)	3,968	(35)	1,471
Ending balance	$9,535	$9,843	$545	$19,923

	As of and for the Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(4,122)	(732)	(50)	(4,904)
Recoveries	22	1,993	73	2,088
Net (charge-offs) recoveries	(4,100)	1,261	23	(2,816)
Provision for loan and lease losses	5,662	(1,602)	448	4,508
Ending balance	$11,693	$7,884	$878	$20,455

	As of and for the Nine Months Ended September 30, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(126)	(6,978)	(92)	(7,196)
Recoveries	152	314	42	508
Net recoveries (charge-offs)	26	(6,664)	(50)	(6,688)
Provision for loan and lease losses	(2,875)	8,537	37	5,699
Ending balance	$9,535	$9,843	$545	$19,923

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of September 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$11,086	$4,082	$718	$15,886
Individually evaluated for impairment	607	3,802	160	4,569
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,693	$7,884	$878	$20,455
Loans and lease receivables:
Collectively evaluated for impairment	$1,063,858	$474,063	$31,388	$1,569,309
Individually evaluated for impairment	15,144	14,956	451	30,551
Loans acquired with deteriorated credit quality	246	3	—	249
Total	$1,079,248	$489,022	$31,839	$1,600,109

	As of December 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,716	$4,158	$398	$14,272
Individually evaluated for impairment	415	4,067	9	4,491
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$10,131	$8,225	$407	$18,763
Loans and lease receivables:
Collectively evaluated for impairment	$1,003,855	$447,459	$25,003	$1,476,317
Individually evaluated for impairment	13,506	12,324	358	26,188
Loans acquired with deteriorated credit quality	527	6	—	533
Total	$1,017,888	$459,789	$25,361	$1,503,038

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
A summary of accrued interest receivable and other assets is as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Accrued interest receivable	$5,678	$5,019
Net deferred tax asset	2,173	2,584
Investment in historic development entities	1,849	1,161
Investment in a community development entity	6,209	6,591
Investment in limited partnerships	3,888	4,261
Investment in Trust II	315	315
Fair value of interest rate swaps	2,470	942
Prepaid expenses	3,266	3,091
Other assets	5,445	5,884
Total accrued interest receivable and other assets	$31,293	$29,848

Note 7 — Deposits
The composition of deposits is shown below. Average balances represent year-to-date averages.

	September 30, 2018			December 31, 2017
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$233,915	$236,208	—%	$277,445	$230,907	—%
Interest-bearing transaction accounts	256,303	278,042	0.87	217,625	226,540	0.59
Money market accounts	475,322	487,395	0.91	515,077	583,241	0.47
Certificates of deposit	111,311	80,630	1.42	76,199	56,667	1.00
Wholesale deposits	332,052	302,262	1.88	307,985	361,712	1.70
Total deposits	$1,408,903	$1,384,537	0.99	$1,394,331	$1,459,067	0.74

Note 8 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	September 30, 2018			December 31, 2017
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$159	2.43%	$—	$66	1.22%
FHLB advances	257,000	277,866	2.01	183,500	105,276	1.40
Line of credit	—	5	4.46	10	328	3.64
Other borrowings(1)	675	675	8.12	675	1,241	14.50
Subordinated notes payable	23,755	23,732	6.65	23,713	23,161	6.93
Junior subordinated notes	10,029	10,023	11.07	10,019	10,011	11.11
	$291,459	$312,460	2.67	$217,917	$140,083	3.14

Short-term borrowings	$105,500			$37,010
Long-term borrowings	185,959			180,907
	$291,459			$217,917

(1)	Weighted-average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

As of September 30, 2018 and December 31, 2017, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2018, the Corporation pays a commitment fee on this line of credit. During both the nine months ended September 30, 2018 and 2017, the Corporation incurred interest expense due to this fee of $10,000.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $2.7 million at September 30, 2018, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Nine Months Ended
	September 30, 2018	September 30, 2017
	(In Thousands)
Balance at the beginning of the period	$2,849	$1,750
SBA recourse provision	118	2,095
Charge-offs, net	(238)	(1,141)
Balance at the end of the period	$2,729	$2,704

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$984	$—	$984
Municipal obligations	—	5,729	—	5,729
Collateralized mortgage obligations - government issued	—	20,280	—	20,280
Collateralized mortgage obligations - government-sponsored enterprises	—	105,619	—	105,619
Other securities	—	2,383	—	2,383
Interest rate swaps	—	2,470	—	2,470
Liabilities:
Interest rate swaps	—	1,180	—	1,180

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$1,000	$—	$1,000
Municipal obligations	—	9,414	—	9,414
Collateralized mortgage obligations - government issued	—	22,249	—	22,249
Collateralized mortgage obligations - government-sponsored enterprises	—	90,305	—	90,305
Other securities	—	3,037	—	3,037
Interest rate swaps	—	942	—	942
Liabilities:
Interest rate swaps	—	1,064	—	1,064

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and nine months ended September 30, 2018 or the year ended December 31, 2017 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$20,260	$4,680	$24,940
Foreclosed properties	—	1,454	—	1,454
Loan servicing rights	—	—	1,354	1,354

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$10,063	$5,084	$15,147
Foreclosed properties	—	1,069	—	1,069

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $24.9 million and $15.1 million at September 30, 2018 and December 31, 2017, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 13% - 75% as of the measurement date of September 30, 2018. The weighted-average of those unobservable inputs was 19%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$40,293	$40,293	$26,993	$13,300	$—
Securities available-for-sale	134,995	134,995	—	134,995	—
Securities held-to-maturity	39,950	39,130	—	39,130	—
Loans held for sale	4,712	5,183	—	5,183	—
Loans and lease receivables, net	1,578,152	1,569,571	—	20,260	1,549,311
Federal Home Loan Bank stock	6,890	N/A	N/A	N/A	N/A
Accrued interest receivable	5,678	5,678	5,678	—	—
Interest rate swaps	2,470	2,470	—	2,470	—
Financial liabilities:
Deposits	1,408,903	1,405,963	965,540	440,423	—
Federal Home Loan Bank advances and other borrowings	281,430	276,601	—	276,601	—
Junior subordinated notes	10,029	9,951	—	—	9,951
Accrued interest payable	3,407	3,407	3,407	—	—
Interest rate swaps	1,180	1,180	—	1,180	—
Off-balance-sheet items:
Standby letters of credit	53	53	—	—	53
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$52,539	$52,539	$35,114	$17,425	$—
Securities available-for-sale	126,005	126,005	—	126,005	—
Securities held-to-maturity	37,778	37,696	—	37,696	—
Loans held for sale	2,194	2,413	—	2,413	—
Loans and lease receivables, net	1,482,832	1,482,664	—	10,063	1,472,601
Federal Home Loan Bank stock	5,670	N/A	N/A	N/A	N/A
Accrued interest receivable	5,019	5,019	5,019	—	—
Interest rate swaps	942	942	—	942	—
Financial liabilities:
Deposits	1,394,331	1,391,801	1,010,147	381,654	—
Federal Home Loan Bank advances and other borrowings	207,898	206,441	—	206,441	—
Junior subordinated notes	10,019	8,836	—	—	8,836
Accrued interest payable	2,095	2,095	2,095	—	—
Interest rate swaps	1,064	1,064	—	1,064	—
Off-balance-sheet items:
Standby letters of credit	75	75	—	—	75

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
At September 30, 2018, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $114.2 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between April 2019 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $379,000, included in accrued interest receivable and other assets, and as a derivative liability of $1.2 million, included in accrued interest payable and other liabilities. As of September 30, 2018, no interest rate swaps were in default.
At September 30, 2018, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $114.2 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in April 2019 through July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative asset of $800,000, included in accrued interest receivable and other assets. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $379,000 and a gross derivative asset of $1.2 million. No right of offset existed with dealer counterparty swaps as of September 30, 2018.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and nine months ended September 30, 2018 and 2017 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of September 30, 2018, the aggregate notional value of interest rate swaps designated as cash flow hedges was $30.0 million. These interest rate swaps mature between June 2027 and December 2027. A pre-tax unrealized gain of $382,000 and $1.4 million was recognized in other comprehensive income for the three and nine months ended September 30, 2018, respectively, and there was no ineffective portion of these hedges.
The table below provides information about the balance sheet location and fair value of the Corporation’s derivative instruments:

	Interest Rate Swap Contracts
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2018	Accrued interest receivable and other assets	$1,180	Accrued interest payable and other liabilities	$1,180
December 31, 2017	Accrued interest receivable and other assets	$942	Accrued interest payable and other liabilities	$942
Derivatives designated as hedging instruments
September 30, 2018	Accrued interest receivable and other assets	$1,290	Accumulated other comprehensive income (1)	$1,290
December 31, 2017	Accumulated other comprehensive income (1)	$122	Accrued interest payable and other liabilities	$122

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
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve” or “FRB”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring or significantly reducing dividends if: (i) net income available to common stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or

(ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.
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

In July 2013, the FRB and the Federal Deposit Insurance Corporation approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

As of September 30, 2018, the Corporation’s capital levels exceeded the regulatory minimums and Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and Bank’s capital ratios and the ratios required by their federal regulators:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2018
Total capital (to risk-weighted assets)
Consolidated	$225,160	12.05%	$149,515	8.00%	$184,558	9.875%	N/A	N/A
First Business Bank	217,620	11.70	148,847	8.00	183,733	9.875	186,058	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$178,220	9.54%	$112,136	6.00%	$147,179	7.875%	N/A	N/A
First Business Bank	194,435	10.45	111,635	6.00	146,521	7.875	148,847	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$168,191	9.00%	$84,102	4.50%	$119,145	6.375%	N/A	N/A
First Business Bank	194,435	10.45	83,726	4.50	118,612	6.375	120,938	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$178,220	9.34%	$76,324	4.00%	$76,324	4.00%	N/A	N/A
First Business Bank	194,435	10.24	75,968	4.00	75,968	4.00	94,961	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2017
Total capital (to risk-weighted assets)
Consolidated	$214,501	11.98%	$143,219	8.00%	$165,597	9.250%	N/A	N/A
First Business Bank	207,986	11.66	142,736	8.00	165,038	9.250	$178,420	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$169,176	9.45%	$107,414	6.00%	$129,792	7.250%	N/A	N/A
First Business Bank	186,374	10.45	107,052	6.00	129,354	7.250	$142,736	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$159,157	8.89%	$80,561	4.50%	$102,939	5.750%	N/A	N/A
First Business Bank	186,374	10.45	80,289	4.50	102,591	5.750	$115,973	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$169,176	9.54%	$70,920	4.00%	$70,920	4.00%	N/A	N/A
First Business Bank	186,374	10.56	70,617	4.00	70,617	4.00	$88,272	5.00%

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
Forward-Looking Statements
This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client service, administrative infrastructure and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiary.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portion of SBA loans.
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
Operational Summary

Results for the three and nine months ended September 30, 2018 include:

•	Total assets increased to $1.894 billion as of September 30, 2018 compared to $1.794 billion as of December 31, 2017.

•
Net income for the three months ended September 30, 2018 was $5.3 million compared to net income of $2.6 million for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $12.2 million compared to net income of $7.9 million for the nine months ended September 30, 2017.

•
Diluted earnings per common share for the three months ended September 30, 2018 were $0.60 compared to $0.30 for the three months ended September 30, 2017. Diluted earnings per common share for the nine months ended September 30, 2018 were $1.40 compared to $0.90 for the nine months ended September 30, 2017.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 1.11% and 12.06%, respectively, for the three month period ended September 30, 2018, compared to 0.58% and 6.22%, respectively, for the same time period in 2017. ROAA and ROAE were 0.86% and 9.53%, respectively, for the nine month period ended September 30, 2018 compared to 0.59% and 6.36%, respectively, for the same period in 2017.

•
Net interest income increased 14.9% to $17.1 million for the three months ended September 30, 2018 compared to $14.9 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net interest income increased 11.0% to $50.2 million compared to $45.3 million for the nine months ended September 30, 2017.

•
Trust and investment services fee income increased 17.4% to $1.9 million for the three months ended September 30, 2018 compared to $1.7 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, trust and investment services fee income increased 18.2% to $5.8 million compared to $4.9 million for the nine months ended September 30, 2017.

•
Top line revenue, the sum of net interest income and non-interest income, increased 14.3% to $22.0 million for the three months ended September 30, 2018 compared to $19.2 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, top line revenue increased 9.2% to $63.7 million compared to $58.4 million for the nine months ended September 30, 2017.

•
Net interest margin increased 23 basis points to 3.75% for the three months ended September 30, 2018 compared to 3.52% for the three months ended September 30, 2017. Net interest margin increased 17 basis points to 3.73% for the nine months ended September 30, 2018 compared to 3.56% for the nine months ended September 30, 2017.

•
Efficiency ratio was 69.55% for the three months ended September 30, 2018, compared to 66.56% for the three months ended September 30, 2017. For the nine months ended September 30, 2018 our efficiency ratio was 68.05% compared to 67.55% for the same time period in 2017.

•
Provision for loan and lease losses was a benefit of $546,000 for the three months ended September 30, 2018 compared to a provision expense of $1.5 million for the same period in the prior year. Provision for loan and lease losses was $4.5 million for the nine months ended September 30, 2018 compared to $5.7 million for the same time period in 2017.

•
SBA recourse provision was $314,000 for the three months ended September 30, 2018, compared to $1.3 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, SBA recourse provision was $118,000 compared to $2.1 million for the nine months ended September 30, 2017.

•
Net recoveries of $69,000 represented an annualized 0.02% of average loans and leases for the three months ended September 30, 2018 compared to annualized net charge-offs of 0.88% for the three months ended September 30, 2017. Net charge-offs of $2.8 million represented an annualized 0.24% of average loans and leases for the nine months ended September 30, 2018 compared to annualized net charge-offs of 0.61% for the nine months ended September 30, 2017.

•	Gross loans and leases receivable increased $97.0 million, or 8.6% annualized, to $1.599 billion at September 30, 2018 from $1.502 billion at December 31, 2017.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.28% at September 30, 2018 compared to 1.25% at December 31, 2017.

•	Non-performing assets as a percentage of total assets was 1.69% at September 30, 2018 compared to 1.53% at December 31, 2017.

•	Non-accrual loans and leases increased by $4.2 million, or 16.0%, to $30.6 million at September 30, 2018 from $26.4 million at December 31, 2017.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. For the three and nine months ended September 30, 2018, top line revenue increased 14.3% and 9.2%, respectively, compared to the same periods in the prior year primarily due to higher loan yields combined with loan growth, as well as increases in trust and investment fee income. These increases were partially offset by higher rates paid on interest-bearing liabilities amid a rising rate environment.
The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in Thousands)
Net interest income	$17,094	$14,883	14.9%	$50,227	$45,250	11.0%
Non-interest income	4,871	4,339	12.3	13,519	13,140	2.9
Total top line revenue	$21,965	$19,222	14.3	$63,746	$58,390	9.2
Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended September 30, 2018 increased to 1.11% compared to 0.58% for the three months ended September 30, 2017. ROAA for the nine months ended September 30, 2018 increased to 0.86% compared to 0.59% for the nine months ended September 30, 2017. The increase in ROAA for both periods was primarily due to an increase in net interest income, trust and investment fee income and decreases in both provision for loan and lease losses and SBA recourse provision. This improvement in profitability was partially offset by an increase in compensation expense. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended September 30, 2018 was 12.06% compared to 6.22% for the three months ended September 30, 2017. ROAE for the nine months ended September 30, 2018 was 9.53% compared to 6.36% for the nine months ended September 30, 2017. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our stockholders by enhancing the overall profitability of our client relationships, controlling expenses and seeking to minimize credit costs.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, net loss on foreclosed properties, amortization of other intangible assets and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less net realized gains on securities, if any.
The efficiency ratio was 69.55% and 68.05% for the three and nine months ended September 30, 2018, respectively, compared to 66.56% and 67.55% for the three and nine months ended September 30, 2017, respectively. The current quarter ratio was impacted by a $486,000 increase to the accrual for year-to-date performance-based incentive compensation based on management’s updated estimates of 2018 results. We continue to focus on strategies directed toward improving the Corporation’s long-term efficiency ratio through both proactive expense management and revenue growth efforts. These efforts include the completed charter consolidation and core conversion, as well as long-term revenue initiatives. These initiatives include efforts to increase SBA lending production and to increase commercial banking market share, particularly in our less mature markets, by continuing to invest in production talent. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back within the Corporation’s long-term operating goal of 58-62%.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$15,746	$14,231	$1,515	10.6%	$44,120	$42,012	$2,108	5.0%
Less:
Net loss on foreclosed properties	30	—	30	NM	30	—	30	NM
Amortization of other intangible assets	12	14	(2)	(14.3)	36	41	(5)	(12.2)
SBA recourse provision	314	1,315	(1,001)	(76.1)	118	2,095	(1,977)	(94.4)
Impairment of tax credit investments	113	112	1	0.9	554	338	216	63.9
Deconversion fees	—	—	—	—	—	101	(101)	(100.0)
Total operating expense	$15,277	$12,790	$2,487	19.4	$43,382	$39,437	$3,945	10.0
Net interest income	$17,094	$14,883	$2,211	14.9	$50,227	$45,250	$4,977	11.0
Total non-interest income	4,871	4,339	532	12.3	13,519	13,140	379	2.9
Less:
Gain on sale of securities	—	5	(5)	(100.0)	—	6	(6)	(100.0)
Total operating revenue	$21,965	$19,217	$2,748	14.3	$63,746	$58,384	$5,362	9.2
Efficiency ratio	69.55%	66.56%			68.05%	67.55%

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2018 Compared to 2017			2018 Compared to 2017
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,411	$1,422	$2,833	$3,593	$3,906	$7,499
Commercial and industrial loans(1)	1,590	88	1,678	2,417	(365)	2,052
Direct financing leases(1)	(16)	26	10	(54)	51	(3)
Consumer and other loans(1)	24	35	59	70	60	130
Total loans and leases receivable	3,009	1,571	4,580	6,026	3,652	9,678
Mortgage-related securities	202	18	220	526	(76)	450
Other investment securities	20	(9)	11	54	(33)	21
FHLB and FRB Stock	29	35	64	36	94	130
Short-term investments	70	(16)	54	176	(7)	169
Total net change in income on interest-earning assets	3,330	1,599	4,929	6,818	3,630	10,448
Interest-bearing liabilities
Transaction accounts	381	40	421	669	267	936
Money market accounts	875	(162)	713	1,756	(444)	1,312
Certificates of deposit	129	105	234	222	225	447
Wholesale deposits	243	(87)	156	509	(972)	(463)
Total deposits	1,628	(104)	1,524	3,156	(924)	2,232
FHLB advances	279	916	1,195	714	2,688	3,402
Other borrowings	—	—	—	(143)	(20)	(163)
Junior subordinated notes	(1)	—	(1)	(1)	1	—
Total net change in expense on interest-bearing liabilities	1,906	812	2,718	3,726	1,745	5,471
Net change in net interest income	$1,424	$787	$2,211	$3,092	$1,885	$4,977

(1)	Includes non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2018 and 2017. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,085,315	$13,755	5.07%	$966,711	$10,922	4.52%
Commercial and industrial loans(1)	455,242	7,865	6.91	448,955	6,187	5.51
Direct financing leases(1)	31,197	313	4.01	28,648	303	4.23
Consumer and other loans(1)	29,798	333	4.47	26,577	274	4.12
Total loans and leases receivable(1)	1,601,552	22,266	5.56	1,470,891	17,686	4.81
Mortgage-related securities(2)	140,227	833	2.38	136,330	613	1.80
Other investment securities(3)	34,140	169	1.98	36,106	158	1.75
FHLB and FRB stock	7,722	89	4.61	3,949	25	2.53
Short-term investments	40,201	206	2.05	44,478	152	1.37
Total interest-earning assets	1,823,842	23,563	5.17	1,691,754	18,634	4.41
Non-interest-earning assets	91,359			85,768
Total assets	$1,915,201			$1,777,522
Interest-bearing liabilities
Transaction accounts	$263,928	785	1.19	$240,035	364	0.61
Money market accounts	472,866	1,413	1.20	588,811	700	0.48
Certificates of deposit	88,903	384	1.73	57,716	150	1.04
Wholesale deposits	327,146	1,650	2.02	346,641	1,494	1.72
Total interest-bearing deposits	1,152,843	4,232	1.47	1,233,203	2,708	0.88
FHLB advances	292,465	1,546	2.11	103,401	351	1.36
Other borrowings	24,420	411	6.73	24,400	411	6.74
Junior subordinated notes	10,027	280	11.17	10,013	281	11.23
Total interest-bearing liabilities	1,479,755	6,469	1.75	1,371,017	3,751	1.09
Non-interest-bearing demand deposit accounts	239,594			224,961
Other non-interest-bearing liabilities	19,989			15,376
Total liabilities	1,739,338			1,611,354
Stockholders’ equity	175,863			166,168
Total liabilities and stockholders’ equity	$1,915,201			$1,777,522
Net interest income		$17,094			$14,883
Interest rate spread			3.42%			3.32%
Net interest-earning assets	$344,087			$320,737
Net interest margin			3.75%			3.52%
Average interest-earning assets to average interest-bearing liabilities	123.25%			123.39%
Return on average assets(4)	1.11			0.58
Return on average equity(4)	12.06			6.22
Average equity to average assets	9.18			9.35
Non-interest expense to average assets(4)	3.29			3.20

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal obligations are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,068,605	$39,360	4.91%	$957,408	$31,861	4.44%
Commercial and industrial loans(1)	443,188	21,915	6.59	451,352	19,863	5.87
Direct financing leases(1)	30,789	929	4.02	29,161	932	4.26
Consumer and other loans(1)	29,693	967	4.34	27,780	837	4.02
Total loans and leases receivable(1)	1,572,275	63,171	5.36	1,465,701	53,493	4.87
Mortgage-related securities(2)	135,135	2,295	2.26	140,705	1,845	1.75
Other investment securities(3)	34,966	501	1.91	37,466	480	1.71
FHLB and FRB stock	7,614	203	3.55	3,779	73	2.58
Short-term investments	47,592	584	1.64	48,375	415	1.14
Total interest-earning assets	1,797,582	66,754	4.95	1,696,026	56,306	4.43
Non-interest-earning assets	91,657			82,628
Total assets	$1,889,239			$1,778,654
Interest-bearing liabilities
Transaction accounts	$278,042	1,821	0.87	$221,526	885	0.53
Money market accounts	487,395	3,331	0.91	601,455	2,019	0.45
Certificates of deposit	80,630	862	1.43	55,888	415	0.99
Wholesale deposits	302,262	4,257	1.88	374,083	4,720	1.68
Total interest-bearing deposits	1,148,329	10,271	1.19	1,252,952	8,039	0.86
FHLB advances	277,866	4,186	2.01	83,987	784	1.24
Other borrowings	24,571	1,238	6.72	24,933	1,401	7.49
Junior subordinated notes	10,023	832	11.07	10,009	832	11.08
Total interest-bearing liabilities	1,460,789	16,527	1.51	1,371,881	11,056	1.07
Non-interest-bearing demand deposit accounts	236,208			228,231
Other non-interest-bearing liabilities	21,055			13,726
Total liabilities	1,718,052			1,613,838
Stockholders’ equity	171,187			164,816
Total liabilities and stockholders’ equity	$1,889,239			$1,778,654
Net interest income		$50,227			$45,250
Interest rate spread			3.44%			3.36%
Net interest-earning assets	$336,793			$324,145
Net interest margin			3.73%			3.56%
Average interest-earning assets to average interest-bearing liabilities	123.06%			123.63%
Return on average assets(4)	0.86			0.59
Return on average equity(4)	9.53			6.36
Average equity to average assets	9.06			9.27
Non-interest expense to average assets(4)	3.11			3.15

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

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2018 and 2017

Net interest income increased $2.2 million, or 14.9%, and $5.0 million, or 11.0% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in net interest income was attributable to both positive interest-earning asset volume and rate variances. Interest-earning asset growth was primarily driven by a $130.7 million, or 8.9%, increase in average loans and leases from the third quarter of 2017. Both periods of comparisons also benefited from increases to short-term market rates throughout 2017 and 2018, which management defines as the daily average effective federal funds rate for purposes of estimating interest-earning and interest-bearing betas. The change in the yield on the respective interest-earning asset or the rate paid on interest-bearing liability over a specified period, compared to the change in short-term market rates over the same period is commonly referred to as a beta. The daily average effective federal funds rate increased 78 basis points for both the three and nine months ended September 30, 2018, compared to the same period in 2017. Also contributing to the increases were higher fees collected in lieu of interest of $1.4 million and $3.8 million for the three and nine months ended September 30, 2018, respectively, compared to $375,000 and $2.7 million during the same periods in the prior year.
                The yield on average interest-earning assets for the three months ended September 30, 2018 increased to 5.17% from 4.41% for the three months ended September 30, 2017. The yield on average interest-earning assets for the nine months ended September 30, 2018 increased to 4.95% from 4.43% for the nine months ended September 30, 2017. Both periods of comparisons benefited from the aforementioned higher fees collected in lieu of interest, as well as from increased rates on variable-rate loans following raises to the targeted federal funds rate. The average interest-earning assets beta for the three and nine months ended September 30, 2018 was 97% and 67%, respectively, compared to the same period in 2017. Excluding fees collected in lieu of interest, the average interest-earning assets beta for the three and nine months ended September 30, 2018 was 69% and 58%, respectively.
The yield on average loans and leases receivable for the three months ended September 30, 2018 increased to 5.56% from 4.81% for the three months ended September 30, 2017. The yield on average loans and leases receivable for the nine months ended September 30, 2018 increased to 5.36% from 4.87% for the nine months ended September 30, 2017. The average loans and leases receivable beta for the three and nine months ended September 30, 2018 was 96% and 63%, respectively, compared to the same period in 2017. Also excluding fees collected in lieu of interest, the average loans and leases receivable beta for the three and nine months ended September 30, 2018 was 64% and 53%, respectively.
The overall weighted-average rate paid on interest-bearing liabilities was 1.75% and 1.51% for the three and nine months ended September 30, 2018, respectively, compared to 1.09% and 1.07% for the three and nine months ended September 30, 2017, respectively. The average interest-bearing liabilities beta for the three and nine months ended September 30, 2018 was 85% and 56%, respectively, compared to the same period in 2017. Consistent with the Corporation’s longstanding funding strategy to manage risk and use the most efficient and cost effective source of wholesale funds, fixed rate FHLB advances have been used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended September 30, 2018 increased $189.1 million to $292.5 million at a weighted-average rate paid of 2.11%. Average FHLB advances for the nine months ended September 30, 2018 increased $193.9 million to $277.9 million at a weighted-average rate paid of 2.01%. The weighted-average original maturity of our FHLB term advances was 3.6 years at September 30, 2018 compared to 2.3 years at September 30, 2017.
                The weighted-average rate paid on interest-bearing deposits for the three months ended September 30, 2018 increased to 1.47% from 0.88% for the three months ended September 30, 2017. The weighted-average rate paid on interest-bearing deposits for the nine months ended September 30, 2018 increased to 1.19% from 0.86% for the nine months ended September 30, 2017. The average interest-bearing deposit beta for the three and nine months ended September 30, 2018 was 76% and 42%, respectively, compared to the same period in 2017. The rising rate environment has resulted in increases in deposit pricing as necessary to serve the Corporation’s client relationships. Management believes an increase in average total interest-bearing deposit costs will continue as the Corporation looks to effectively manage deposit relationships amid intense competition and continued expectation of a rising rate environment.
Management continues to focus on managing funding costs through both utilizing the most efficient and cost effective source of wholesale funds, as well as by deploying initiatives to further attract in-market deposit relationships throughout our geographical footprint. Average in-market client deposits - comprised of all transaction accounts, money market accounts and non-wholesale deposits - were $1.065 billion and $1.082 billion for the three and nine months ended September 30, 2018, respectively, compared to $1.112 billion and $1.107 billion for the three and nine months ended September 30, 2017, respectively.
                Net interest margin increased 23 basis points to 3.75% for the three months ended September 30, 2018, compared to 3.52% for the three months ended September 30, 2017. The increase was primarily due to higher fees collected in lieu of interest, which was partially offset by the increase in rates paid on interest-bearing liabilities slightly outpacing the increase in yield on average interest-earning assets excluding fees collected in lieu of interest. Net interest margin increased 17 basis points to 3.73% for the nine months ended September 30, 2018, compared to 3.56% for the nine months ended September 30, 2017. While also benefiting from higher loan fees collected in lieu of interest, the yield on average interest-earning assets, excluding fees collected in lieu of interest, increased more than the corresponding increase in the rate paid on interest-bearing liabilities over this period of comparison.
Management believes the successful efforts to manage funding costs and profitably expand loan balances will allow the Corporation to continue to maintain a net interest margin of 3.50% or better. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
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
We recorded a provision benefit of $546,000 for the three months ended September 30, 2018, compared to a provision expense of $1.5 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we recorded a provision expense of $4.5 million compared to $5.7 million for the same period in 2017. Provision for both the three and nine months ended September 30, 2018 benefited from successfully liquidating collateral associated with the previously disclosed Wisconsin-based commercial and industrial loan during the current quarter, which decreased the provision by approximately $4.1 million. This decrease was partially offset by provision expense primarily associated with impaired loan relationships throughout 2018, all of which were originated as part of our legacy SBA loan portfolio. The legacy on-balance sheet portfolio, defined as SBA loans originated prior to 2017, continues to decline. As of September 30, 2018, total on-balance sheet legacy loans were $34.6 million, of which $8.5 million were impaired, down from total on-balance sheet and impaired loans of $46.0 million and $10.6 million as of December 31, 2017. The current year provision also reflected an increase to the general reserve commensurate with loan growth.
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

Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2018 and 2017
Non-Interest Income
Non-interest income primarily consists of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits, loan fee income and commercial loan swap fee income. For the three months ended September 30, 2018 non-interest income increased by $532,000, or 12.3%, to $4.9 million from $4.3 million for the same period in 2017. Non-interest income increased by $379,000, or 2.9%, to $13.5 million from $13.1 million for the nine months ended September 30, 2018 as compared to the same period in 2017.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 22.2% and 21.2% of our total revenues for the three and nine months ended September 30, 2018, compared to 22.6% and 22.5% for the three and nine months ended September 30, 2017. Management believes the expected gradual expansion of our rebuilt SBA lending program will drive our fee income ratio towards our current strategic target of 25%.

The components of non-interest income were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Trust and investment services fee income	$1,941	$1,653	$288	17.4%	$5,826	$4,930	$896	18.2%
Gain on sale of SBA loans	641	606	35	5.8	1,184	1,501	(317)	(21.1)
Service charges on deposits	788	756	32	4.2	2,292	2,287	5	0.2
Loan fees	459	391	68	17.4	1,375	1,525	(150)	(9.8)
Increase in cash surrender value of bank-owned life insurance	301	314	(13)	(4.1)	890	940	(50)	(5.3)
Commercial loan swap fees	306	418	(112)	(26.8)	1,009	866	143	16.5
Other non-interest income	435	201	234	116.4	943	1,091	(148)	(13.6)
Total non-interest income	$4,871	$4,339	$532	12.3	$13,519	$13,140	$379	2.9
Fee income ratio(1)	22.2%	22.6%			21.2%	22.5%

(1)	Fee income ratio is non-interest income divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased $288,000, or 17.4%, and $896,000, or 18.2%, to $1.9 million and $5.8 million for the three and nine months ended September 30, 2018, respectively, compared to $1.7 million and $4.9 million for the three and nine months ended September 30, 2017. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. At September 30, 2018, there were a record $1.534 billion of trust assets under management compared to $1.240 billion at September 30, 2017. Assets under administration were $186.5 million at September 30, 2018 compared to $176.5 million at September 30, 2017.
Gains on sale of SBA loans for the three months ended September 30, 2018 totaled $641,000, an increase of $35,000, or 5.8%, compared to the three months ended September 30, 2017. Current quarter gains represent the highest level of quarterly gains since the second quarter of 2016, which provides management confidence that our new team of experienced SBA lenders is beginning to generate increased production. Gains on the sale of SBA loans for the nine months ended September 30, 2018 was $1.2 million, a decrease of $317,000, or 21.1%, from the same period in 2017. The SBA pipeline of approved loans continues to grow, however, gains on the sale of SBA loans may be a source of volatility based on the uncertain timing of loan closings and fundings from a platform in the early stages of growth.
Commercial loan swap fee income was $306,000 and $1.0 million for the three and nine months ended September 30, 2018, respectively, compared to $418,000 and $866,000 for the three and nine months ended September 30, 2017, respectively. Although management believes additional demand for these types of opportunities will continue due to the market’s current assumption of a rising interest rate environment, swap fee income may be a source of non-interest income volatility.
Other non-interest income for the three months ended September 30, 2018 totaled $435,000, an increase of $234,000, compared to the same period in 2017 primarily due to a higher quarterly allocation of net income from the Corporation’s equity investments in two mezzanine funds. Other non-interest income for the nine months ended September 30, 2018 decreased $148,000 primarily due to a $212,000 allocation of net income received during the second quarter of 2017 from an equity investment in a project to rehabilitate a historic building.

Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2018 and 2017
Non-Interest Expense

The components of non-interest expense were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in Thousands)
Compensation	$9,819	$7,645	$2,174	28.4%	$28,006	$24,710	$3,296	13.3%
Occupancy	560	527	33	6.3	1,632	1,521	111	7.3
Professional fees	1,027	995	32	3.2	2,990	3,046	(56)	(1.8)
Data processing	512	592	(80)	(13.5)	1,748	1,810	(62)	(3.4)
Marketing	593	594	(1)	(0.2)	1,518	1,546	(28)	(1.8)
Equipment	403	285	118	41.4	1,089	868	221	25.5
Computer software	814	715	99	13.8	2,235	2,037	198	9.7
FDIC insurance	457	320	137	42.8	1,125	1,081	44	4.1
Collateral liquidation costs	230	371	(141)	(38.0)	454	556	(102)	(18.3)
Net loss on foreclosed properties	30	—	30	NM	30	—	30	NM
Impairment on tax credit investments	113	112	1	0.9	554	338	216	63.9
SBA recourse provision	314	1,315	(1,001)	(76.1)	118	2,095	(1,977)	(94.4)
Other non-interest expense	874	760	114	15.0	2,621	2,404	217	9.0
Total non-interest expense	$15,746	$14,231	$1,515	10.6	$44,120	$42,012	$2,108	5.0
Total operating expense(1)	$15,277	$12,790			$43,382	$39,437
Compensation expense to total operating expense	64.27%	59.77%			64.56%	62.66%
Full-time equivalent employees	275	251			275	251

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended September 30, 2018 increased by $1.5 million, or 10.6%, to $15.7 million compared to $14.2 million for the same period in 2017. The increase was primarily due to an increase in compensation expense, partially offset by a decrease in SBA recourse provision.
Compensation expense increased by $2.2 million, or 28.4%, to $9.8 million for the three months ended September 30, 2018 from $7.6 million for the three months ended September 30, 2017. The increase reflected a $486,000 increase to the Company’s performance-based incentive compensation accrual based on management’s updated estimates of full year 2018 results, as compared to a $560,000 decrease to the accrual in the prior year quarter. The overall increase also reflected growth-related to annual merit increases, as well as the addition of several new producers across multiple business lines, including commercial lending, SBA lending, equipment finance and wealth management. Full-time equivalent employees were 275 at September 30, 2018 compared to 251 at September 30, 2017. We expect to continue to prudently invest in talent to support our strategic growth efforts.
SBA recourse provision decreased $1.0 million to $314,000 for the three months ended September 30, 2018, compared to $1.3 million for the three months ended September 30, 2017. The decrease was due to the results of ongoing remediation efforts to mitigate potential losses combined with further amortization of the legacy SBA portfolio, which for recourse purposes is defined as SBA loans sold prior to 2017. As of September 30, 2018, the total outstanding balance of performing sold legacy SBA loans was $46.8 million, down from $80.3 million as of September 30, 2017.
Non-interest expense for the nine months ended September 30, 2018 increased by $2.1 million, or 5.0%, to $44.1 million compared to $42.0 million for the same period in 2017. The increase in non-interest expense was also primarily due to an increase in compensation expense, partially offset by a decrease in SBA recourse provision. The drivers of these variances are consistent with the explanations discussed above for the three months ended September 30, 2018. In addition, other non-

interest expense increased $217,000 for the nine months ended September 30, 2018 as, in accordance with the applicable accounting guidance, the Corporation recognized a $217,000 nonrecurring tax credit investment impairment expense during the second quarter of 2018, which corresponded with recognizing a net tax benefit of $245,000.

Expense management and strategic investments are critical components of our growth strategy and our culture, from our limited branch network and unique funding model, to our investments in talent and technology. We continue to make investments that enhance our business and our ability to serve current and prospective clients, while being mindful to align our operating costs with revenue expectations.
Income Taxes
Income tax expense was $2.9 million for the nine months ended September 30, 2018, with an effective tax rate of 19.0%, compared to income tax expense of $2.8 million for the nine months ended September 30, 2017, with an effective tax rate of 26.3%. The lower income tax expense and effective rate primarily reflect the reduction to the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The Corporation also recognized a state historic tax credit during the second quarter of 2018, which reduced income tax expense by $245,000.
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

Financial Condition
General
Total assets increased by $100.3 million, or 5.6%, to $1.894 billion as of September 30, 2018 compared to $1.794 billion at December 31, 2017. The increase in total assets was primarily driven by growth in our loan and lease portfolio.
Short-Term Investments
Short-term investments decreased by $15.3 million, or 43.1%, to $20.2 million at September 30, 2018 from $35.5 million at December 31, 2017. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance-sheet liquidity program. As of September 30, 2018, our total investment in commercial paper was $13.3 million as compared to $17.4 million at December 31, 2017. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $11.2 million, or 6.8%, to $174.9 million at September 30, 2018 compared to $163.8 million at December 31, 2017. During the nine months ended September 30, 2018, due to rising interest rates, we recognized unrealized losses of $2.5 million before income taxes through other comprehensive income. As of September 30, 2018 and December 31, 2017, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 3.9 and 3.7 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2018.
No securities were sold during the nine months ended September 30, 2018.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $95.3 million, or 6.4%, to $1.578 billion at September 30, 2018 from $1.483 billion at December 31, 2017. As of September 30, 2018, multi-family commercial real estate loans were the largest contributor to loan growth increasing $37.7 million to $174.7 million from $137.0 million at December 31, 2017. There continues to be a concentration in commercial real estate (“CRE”) loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 67.4% and 67.7% of our total loans as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, approximately 18.9% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio increased $28.9 million, or 6.7%, to $457.9 million at September 30, 2018 from $429.0 million at December 31, 2017 primarily driven by growth within our accounts receivable financing and asset-based lending specialty finance businesses, which increased $10.3 million and $9.2 million, respectively. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management and trust and investment relationships which generate additional fee revenue.
While we continue to experience significant competition from banks operating in our primary geographic areas, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We continue to expect our new loan and lease activity to be adequate to replace normal amortization and to continue to grow at a modest pace in future quarters. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Non-accrual loans increased $4.2 million, or 16.0%, to $30.6 million at September 30, 2018, compared to $26.4 million at December 31, 2017. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.91% and 1.76% at September 30, 2018 and December 31, 2017, respectively. Likewise, the ratio of non-performing assets to total assets increased to 1.69% at September 30, 2018, compared to 1.53% at December 31, 2017. Please refer to the section entitled Asset Quality, below, for additional information.
Deposits
As of September 30, 2018, deposits increased by $14.6 million, or 1.0% to $1.409 billion from $1.394 billion at December 31, 2017 primarily due to increases in the level of interest-bearing transaction accounts, certificates of deposits and wholesale deposits, which increased by $38.7 million, $35.1 million and $24.1 million, respectively. These increases were partially offset by decreases in the level of non interest-bearing transaction and money market accounts, which decreased by $43.5 million and $39.8 million, respectively. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash and our ability to service and maintain existing and new client relationships.
Our strategic efforts, which include the recent deployment of new product promotions, continue to be focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts and non-wholesale deposits, were approximately $1.082 billion, or 65.1% of total bank funding for the nine months ended September 30, 2018. Total bank funding is defined as total deposits plus FHLB advances. This compares to in-market deposits of $1.107 billion, or 70.7% of total funding for the same period in 2017.
FHLB Advances and Other Borrowings
As of September 30, 2018, FHLB advances and other borrowings increased by $73.5 million, or 35.4%, to $281.4 million from $207.9 million at December 31, 2017.

Consistent with our funding philosophy to manage risk and use the most efficient and cost effective source of wholesale funds, FHLB advances have increased throughout 2017 and the first half of 2018 to purposely reduce our brokered certificate of deposit portfolio. Particularly given a decline in in-market deposits, FHLB advances were also used to fund significant loan growth during the first half of 2018. To further diversify our availability of wholesale funds, during the current quarter we increased brokered deposit balances with a corresponding $84.0 million decrease in quarter-end FHLB advances as compared to June 30, 2018. Management will continue to analyze market conditions and the funding needs of the Bank to deploy an optimal mix of funding sources. Our operating range of bank wholesale funds to total bank funding is 30%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. As of September 30, 2018, the ratio of end of period bank wholesale funds to end of period total bank funds was 35.4%. Refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Asset Quality
Impaired Assets
Total impaired assets consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$10,470	$7,021
Commercial real estate - non-owner occupied	32	34
Land development	2,257	2,626
Construction	1,879	2,872
Multi-family	—	—
1-4 family	568	1,161
Total non-accrual commercial real estate	15,206	13,714
Commercial and industrial	14,956	12,321
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	451	354
Total non-accrual consumer and other loans	451	354
Total non-accrual loans and leases	30,613	26,389
Foreclosed properties, net	1,454	1,069
Total non-performing assets	32,067	27,458
Performing troubled debt restructurings	187	332
Total impaired assets	$32,254	$27,790

Total non-accrual loans and leases to gross loans and leases	1.91%	1.76%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	2.00	1.83
Total non-performing assets to total assets	1.69	1.53
Allowance for loan and lease losses to gross loans and leases	1.28	1.25
Allowance for loan and lease losses to non-accrual loans and leases	66.82	71.10
As of September 30, 2018 and December 31, 2017, $8.1 million and $8.8 million of non-accrual loans and leases were considered troubled debt restructurings, respectively.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $4.6 million, or 16.8%, to $32.1 million at September 30, 2018 from $27.5 million at December 31, 2017. The increase reflected a $9.1 million asset-based loan that was moved to impaired status in 2018, which due to its collateral position did not require a specific reserve or charge-off at September 30, 2018. Partial repayment of this asset-based loan was received on October 25, 2018, which will reduce non-performing loans by $5.0 million in the fourth quarter of 2018. Management continues to believe that all contractual principal and interest will be received from liquidating additional collateral in the coming quarters. Non-performing assets also increased approximately $8.8 million from legacy SBA loan relationships that migrated to impaired during the second and third quarter, which was partially offset by approximately $4.4 million of net charge-offs related to legacy SBA loan relationships that were previously identified as impaired. The increase was also partially offset by successfully liquidating collateral associated with the aforementioned Wisconsin-based loan, as well as an asset based-based loan, which decreased non-performing assets by $4.7 million and $2.8 million, respectively.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of September 30, 2018, 98.8% of the loan and lease portfolio was in a current payment status, unchanged from December 31, 2017. We also monitor our asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2018	2017	2017
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$16,971	$17,972	$16,975
Impaired loans and leases with impairment reserves required	13,829	15,535	9,746
Total impaired loans and leases	30,800	33,507	26,721
Less: Impairment reserve (included in allowance for loan and lease losses)	4,569	5,790	4,491
Net impaired loans and leases	$26,231	$27,717	$22,230
Average impaired loans and leases	$26,471	$34,871	$33,164
Foregone interest income attributable to impaired loans and leases	$2,544	$1,969	$2,695
Less: Interest income recognized on impaired loans and leases	760	—	454
Net foregone interest income on impaired loans and leases	$1,784	$1,969	$2,241
Non-performing assets also include foreclosed properties. A summary of our current-period foreclosed properties activity is as follows:

(In Thousands)
Foreclosed properties as of December 31, 2017	$1,069
Loans transferred to foreclosed properties	415
Increase in impairment valuation	(30)
Foreclosed properties as of September 30, 2018	$1,454

Allowance for Loan and Lease Losses
The allowance for loan and lease losses increased $1.7 million from $18.8 million as of December 31, 2017 to $20.5 million as of September 30, 2018. The allowance for loan and lease losses as a percentage of gross loans and leases also increased from 1.25% as of December 31, 2017 to 1.28% as of September 30, 2018. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
During the three months ended September 30, 2018, we recorded net recoveries on impaired loans and leases of $69,000, or 0.02% of average loans and leases annualized, comprised of $1.9 million of charge-offs and $2.0 million of recoveries. The current quarter charge-offs were primarily related to one legacy SBA relationship previously classified as impaired, while the recoveries were due to liquidating collateral associated with the aforementioned partially charged-off Wisconsin-based loan. During the three months ended September 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $3.2 million, or 0.88% of average loans and leases annualized, comprised of $3.2 million of charge-offs and $5,000 of recoveries.
During the nine months ended September 30, 2018, we recorded net charge-offs on impaired loans and leases of approximately $2.8 million, or 0.24% of average loans and leases annualized, comprised of $4.9 million of charge-offs and $2.1 million of recoveries. During the nine months ended September 30, 2017, we recorded net charge-offs on impaired loans and leases of approximately $6.7 million, or 0.61% of average loans and leases annualized, comprised of $7.2 million of charge-offs and $508,000 of recoveries.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $20.5 million, or 1.28% of total loans and leases, was appropriate as of September 30, 2018. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the appropriateness of the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off if their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
As of September 30, 2018 and December 31, 2017, our allowance for loan and lease losses to total non-accrual loans and leases was 66.82% and 71.10%, respectively. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable incurred losses inherent in our loan and lease portfolio as of September 30, 2018.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Allowance at beginning of period	$20,932	$21,677	$18,763	$20,912
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	(1,826)	—	(3,125)	(9)
Commercial real estate — non-owner occupied	—	—	—	(80)
Construction and land development	—	—	(993)	—
Multi-family	—	—	—	—
1-4 family	—	(8)	(4)	(37)
Commercial and industrial	(75)	(3,217)	(732)	(6,978)
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	(13)	(5)	(50)	(92)
Total charge-offs	(1,914)	(3,230)	(4,904)	(7,196)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	1	—	3	42
Commercial real estate — non-owner occupied	—	1	1	2
Construction and land development	5	—	5	101
Multi-family	—	—	—	—
1-4 family	1	1	13	7
Commercial and industrial	1,974	2	1,992	314
Direct financing leases	—	—	1	—
Consumer and other:
Home equity and second mortgages	2	1	73	2
Other	—	—	—	40
Total recoveries	1,983	5	2,088	508
Net recoveries (charge-offs)	69	(3,225)	(2,816)	(6,688)
Provision for loan and lease losses	(546)	1,471	4,508	5,699
Allowance at end of period	$20,455	$19,923	$20,455	$19,923
Annualized net (recoveries) charge-offs as a % of average gross loans and leases	(0.02)%	0.88%	0.24%	0.61%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2018 were the interest payments due on subordinated and junior subordinated notes. On October 24, 2018, the Bank’s Board of Directors declared a dividend in the amount of $2.5 million bringing year-to-date dividend declarations to $10.0 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
On-balance-sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value and our unencumbered pledged loans. As of September 30, 2018 and December 31, 2017, our immediate on-balance-sheet liquidity was $344.3 million and $401.1 million, respectively. At September 30, 2018 and December 31, 2017, the Bank had $6.6 million and $17.7 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding or invest in securities to maintain adequate liquidity at an improved margin. The decline in on-balance-sheet liquidity is primarily attributable to the increased use of FHLB advances to fund loan growth earlier in the year and a reduction in in-market deposits.
We had $589.1 million of outstanding wholesale funds at September 30, 2018, compared to $491.5 million of wholesale funds as of December 31, 2017, which represented 35.4% and 31.1%, respectively, of ending balance total bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 30%-40%. The Bank was in compliance with policy limits as of September 30, 2018 and December 31, 2017.
The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the nine month period ended September 30, 2018. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2018, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the nine months ended September 30, 2018, operating activities resulted in a net cash inflow of $20.3 million, which included net income of $12.2 million. Net cash used in investing activities for the nine months ended September 30, 2018 was approximately $116.7 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $84.2 million primarily due to a net increase in FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I. Item 1. for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance-Sheet Arrangements
As of September 30, 2018, there were no material changes to our contractual obligations and off-balance-sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2018 has not changed materially since December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 26, 2018	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 26, 2018	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)