Form 10-K
period 2018-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2019-02-28
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $227.8 million.
As of February 25, 2019, 8,743,109 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2019 are incorporated by reference into Part III hereof.

1

2

PART I.

Item 1. Business

BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (“FBB”, or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through the Bank and certain subsidiaries of FBB. The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include commercial lending, Small Business Administration (“SBA”) lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, investment portfolio administrative services, asset/liability management services, treasury management services, and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local banking partners and specialized business lines where we provide skilled expertise, combined with the efficiency of centralized administrative functions, such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients. We conduct our business operations through one operating segment. Our chief operating decision maker, our Chief Executive Officer, evaluates the operations of the Corporation using consolidated information for purposes of allocating resources and assessing performance.
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
As of December 31, 2018, on a consolidated basis, we had total assets of $1.966 billion, total gross loans and leases of $1.619 billion, total deposits of $1.455 billion, and total stockholders’ equity of $180.7 million.

Business Lines

Commercial Lending

We strive to meet the specific commercial lending needs of small- to medium-sized companies in our target markets in Wisconsin, Kansas, and Missouri primarily through lines of credit and term loans to businesses with annual sales of up to $75 million. Through FBB, we service the Madison, Milwaukee, Northeast Wisconsin metropolitan areas, and the Kansas City metropolitan areas. In 2014 we acquired Aslin Group, Inc. and its bank subsidiary, Alterra, to add an established business-focused team serving similar sized businesses in the Kansas City metropolitan area. Alterra, now known as First Business Bank-Kansas City Region (“FBB-KC”), was subsequently rebranded as a full-service banking location of FBB during the charter consolidation referenced above.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. We also originate loans secured by commercial real estate, including owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2018, our commercial real estate and commercial loans – excluding asset-based lending, equipment financing, and SBA lending – represented approximately 82% of our total gross loans and leases receivable.
Asset-Based Financing
First Business Capital Corp. (“FBCC”), a wholly-owned subsidiary of FBB, provides asset-based lending to small- to medium-sized companies. With its sales offices located in several states, FBCC serves clients nationwide.

FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions (e.g., leveraged or management buyouts), capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies, and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, FBCC is positioned to provide cost-effective financing solutions to companies who do not have the established stable cash flows necessary to qualify for traditional commercial lending products. These financings generally range between $2 million and $12 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2018, FBCC represented 9% of our total gross loans and leases receivable.
First Business Growth Funding (“FBGF”), formerly known as First Business Factors, a division of FBCC, provides funding to clients by purchasing accounts receivable on a full recourse basis, also known as factoring. FBGF provides competitive rates to clients seeking growth and needing cash flow support, or who are experiencing financial issues. Factoring typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. FBGF is headquartered in Chicago, Illinois and, with its sales offices located in several states, is able to serve clients nationwide. As of December 31, 2018, FBGF represented less than 1% of our total gross loans and leases receivable.
Equipment Financing
First Business Equipment Finance, LLC (“FBEF”), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including loans and leases, to address the financing needs of commercial clients in a variety of industries. FBEF’s focus includes manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. These financings generally range between $250,000 and $5 million with terms of 36 to 84 months. As of December 31, 2018, FBEF represented approximately 4% of our total gross loans and leases receivable.
FBEF also delivers small ticket and vendor equipment financing through its proprietary, online application-only credit decision architecture. Through this nationwide distribution channel, FBEF provides financing solutions for equipment vendors and their end users. The equipment vendors specialize primarily in healthcare, manufacturing, technology, and specialty vehicles. The end users (i.e., our lessees and borrowers) are primarily physician group practices, other healthcare related entities, manufacturers, veterinarians, wholesalers, and automotive related industries. These financings generally range between $25,000 and $250,000 with terms of 36 to 84 months. As of December 31, 2018, our small ticket and vendor equipment financing business line represented less than 1% of our total gross loans and leases receivable.
Small Business Administration (“SBA”) Lending
The SBA guarantees loans originated by lenders to small business borrowers who meet its program eligibility and underwriting guidelines. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored, and serviced according to the SBA’s Standard Operating Procedures in order to maintain the guaranty under the SBA program. Generally, the SBA provides a guaranty to the lender ranging from 50% to 90% of principal and interest as an inducement to the lender to originate the loan.
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
We are an active participant in the SBA’s Preferred Lender Program (“PLP”). The PLP is part of the SBA's effort to streamline the procedures necessary to provide financial assistance to the small business community. Under this program, the SBA delegates the final credit decision and most servicing and liquidation authority and responsibility to selected PLP lenders. We leverage this expertise and capacity to package, underwrite, process, service, and liquidate, if necessary, SBA loans throughout the Corporation’s locations.
SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates. We also obtain funding and service fee income by gathering deposits from these clients. In addition, our SBA strategy generates non-interest income from two primary sources. First, we typically sell the guaranteed portions of the SBA loans to aggregators who securitize the assets for sale in the secondary market and receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset over the life of the loan. As of December 31, 2018, the retained portion of SBA loans represented 3% of our total gross loans and leases receivable.

Treasury Management Services

The Bank provides comprehensive services for commercial clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, fraud detection and protection, information reporting, reconciliation, and data integration solutions. For our clients involved in international trade, the Bank offers international payment services, foreign exchange, and trade letters of credit. The Bank also offers a variety of deposit accounts and balance optimization solutions.

Private Wealth Management

FBB, through its First Business Trust & Investments (“FBTI”) division, acts as fiduciary and investment manager for individual and corporate clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBTI has full fiduciary powers and offers trust, estate, financial planning, and investment services, acting in a trustee or agent capacity as well as employee benefit/retirement plan services. FBTI also provides brokerage and custody-only services, for which it administers and safeguards assets, but does not provide investment advice. As of December 31, 2018, FBTI had $1.630 billion of assets under management and administration.

Competition

The Bank encounters strong competition across all of our lines of business. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and FinTech companies. The Bank also competes with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources than the Bank. We believe the experience, expertise, and responsiveness of our banking professionals, and our focus on fostering long-lasting relationships sets us apart from our competitors.

Employees

At December 31, 2018, we had 289 employees equating to approximately 274 full-time equivalent employees. None of our employees are represented by a union or subject to a collective bargaining agreement.

Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison and the surrounding area. FBB’s business lines include commercial loans, commercial real estate loans, equipment loans and leases, commercial deposit accounts, and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals, and high net worth individuals. FBB also offers trust and investment services through FBTI and investment portfolio administrative and asset/liability management services through First Business Consulting Services (“FBCS”), both divisions of FBB. FBB has four full-service banking locations in Madison, Brookfield, and Appleton, Wisconsin, and Leawood, Kansas.
FBB has nine wholly-owned subsidiaries:

•
FBCC is an asset-based lending company specializing in providing lines of credit, factored receivable financing and term loans secured by accounts receivable, inventory, equipment, and real estate assets, primarily to manufacturers and wholesale distribution companies located throughout the country, with a concentration in the Midwest. FBCC was established in 1995 and has sales offices in several states.

•
FBEF is a commercial equipment finance company offering a full array of financing options to commercial clients of which the largest percentage are currently located in Wisconsin. It offers new and replacement equipment loans and leases, debt restructuring, consolidation, and sale-lease-back transactions through its primary banking locations in Wisconsin. FBEF was established in 1998.

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

•
FBB Real Estate 2, LLC (“FBB RE 2”), is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. FBB RE 2 was established in 2018.

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

As of December 31, 2018, FBB had total gross loans and leases receivable of $1.619 billion, total deposits of $1.459 billion, and total stockholders’ equity of $206.7 million.

FBFS Statutory Trust II

In September 2008, FBFS formed FBFS Statutory Trust II (“Trust II”), a Delaware business trust wholly-owned by FBFS. In 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II also issued common securities in the amount of $315,000 to FBFS. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% junior subordinated notes issued by FBFS. FBFS has the right to redeem the junior subordinated notes at each interest payment date on or after September 26, 2013. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated notes on September 26, 2038. FBFS’s ownership interest in Trust II has not been consolidated into the financial statements.

Corporate Information

Our principal executive offices are located at 401 Charmany Drive, Madison, Wisconsin 53719 and our telephone number is (608) 238-8008. We maintain an Internet website at www.firstbusiness.com. This Form 10-K and all of our other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through that website, including copies of our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, on the date that we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference into this Form 10-K.

Markets

Although certain of our business lines are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas, and Missouri. Specifically, our three target markets in Wisconsin consist of Madison and Milwaukee, and their surrounding communities, and Northeastern Wisconsin. We serve our target markets in Kansas and Missouri through our Leawood, Kansas office, which is located in the Kansas City metropolitan statistical area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

Madison

As the capital of Wisconsin and home of the University of Wisconsin-Madison, our Madison market, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce. While the economy of the Madison market is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments, including significant concentration of insurance companies and agricultural-related industries. Madison is also home to a concentration of research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as several major health care systems and hospitals, which provides healthcare services to South Central Wisconsin.

Milwaukee

Our Milwaukee market, the primary commercial and industrial hub for Southeastern Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies, and education. Milwaukee is home to several major hospitals, providing health services to the greater Southeastern Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

Northeastern Wisconsin

The cities of Appleton, Green Bay, Oshkosh, and Manitowoc, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging, and diversified services, with the most significant economic drivers being the manufacturing, packaging, and paper goods industries.

Kansas City

Geographically located in the center of the U.S., the greater Kansas City area includes 18 counties and more than 50 communities in Missouri and Kansas, including a central business district located in Kansas City, Missouri and communities on both sides of the state line. The area is known for the diversity of its economic base, with major employers in manufacturing and distribution, architecture and engineering, technology, telecommunications, financial services, and bioscience as well as local government and higher education.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 56, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiary FMIC. Mr. Chambas has over 30 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, N.A. (“BMO Harris Bank”), in Madison, Wisconsin.

Edward G. Sloane, Jr., age 58, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of the Bank. Mr. Sloane has over 30 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. Prior to joining FBFS, Mr. Sloane was Executive Vice President, Chief Financial Officer and Treasurer with Peoples Bancorp, Inc. in Marietta, Ohio from 2008 to 2015. He also served as Senior Vice President of Strategic Planning & Analysis for WesBanco, Inc. in Wheeling, West Virginia from 2006 to 2008, as Senior Vice President and Controller from 1998 to 2006 and in various other capacities from 1989 to 1998.

Michael J. Losenegger, age 61, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Chief Credit Officer of the Bank. He also currently serves as a director for our subsidiaries FBCC and FBEF. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS’s Chief Operating Officer since September 2006.

Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 30 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 65, has served as FBFS’s General Counsel since June 2008. Ms. Conley also serves as General Counsel of the Bank. She has over 35 years of experience in commercial banking. Immediately prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank, National Association. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 54, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 25 years.

Mark J. Meloy, age 57, has served as Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He currently serves as CEO of FBEF. He also currently serves as a director of our subsidiaries FBB, FBCC and FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Daniel S. Ovokaitys, age 45, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

David R. Seiler, age 54, has served as Chief Operating Officer of FBFS since April 2016. He also currently serves as a director for our subsidiary FBCC. Mr. Seiler has over 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Harris Bank in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Bank. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank’s state regulator, the Wisconsin Department of Financial Institutions (“WDFI”), and its primary federal regulator, the Federal Deposit Insurance Corporation (“FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Corporation and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Corporation’s and the Bank’s insiders and affiliates, and payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny.

Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion that were considered systemically important under the Dodd-Frank Act solely because of size. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see “The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests, name a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Corporation believes these reforms are favorable to its operations, but the true impact remains difficult to predict until rulemaking is final and the reforms are fully implemented.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Corporation and the Bank, beginning with a discussion of the continuing regulatory emphasis on our capital levels. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. Banking organizations became subject to the Basel III Rule on January 1, 2015 and its requirements were fully phased-in as of January 1, 2019.
The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
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
As of December 31, 2018: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.
Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
The Potential for Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized. Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.
The Corporation is in the process of considering the CBLR proposal and will await the final regulation to determine whether it will elect the framework.
FBFS
General. As the sole stockholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Corporation and our subsidiaries as the Federal Reserve may require.
Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” above.
The BHCA generally prohibits the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Corporation to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Corporation has not elected to operate as a financial holding company.
Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. The Corporation has been subject to the complex consolidated capital requirements of the Basel III Rule since the U.S. federal banking agencies approved its implementation effective January 1, 2015. Only qualifying small bank holding companies were excluded from compliance with the Basel III Rule by virtue of the Federal Reserve’s “Small Bank Holding Company Policy Statement.” Prior to 2018, our assets were in excess of the maximum permitted in the definition of a small bank holding company for this purpose; however, the Regulatory Relief Act expanded the category of holding companies that may rely on the policy statement by raising the maximum amount of assets they may hold to $3 billion, and the Federal Reserve issued an interim final rule, effective August 30, 2018, to bring the policy statement in line with the law. As a result, qualifying holding companies with assets of less than $3 billion are not subject to the capital requirements of the Basel III Rule and are deemed to be “well-capitalized.” For a discussion of capital requirements, see “The Role of Capital” above.
Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of Wisconsin law, which allows it to pay dividends unless, after giving it effect, any of the following would occur: (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) the total assets would be less than the sum of its total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.

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
Federal Securities Regulation. The Corporation’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Bank
General. The Bank is a Wisconsin state-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Wisconsin-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.
Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not apply to the Bank, it continues to review its liquidity risk management policies.
Dividend Payments. The primary source of funds for the Corporation is dividends from the Bank. Under Wisconsin law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount they consider expedient. The board of directors must provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the division. The FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Corporation, investments in the stock or other securities of the Corporation and the acceptance of the stock or other securities of the Corporation as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal stockholders of the Corporation and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Corporation or the Bank, or a principal stockholder of the Corporation, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
Anti-Money Laundering. The Corporation is subject to several federal laws that are designed to combat money laundering and terrorist financing, and to restrict transactions with persons, companies, or foreign governments sanctioned by United States authorities. This category of laws includes the Bank Secrecy Act (the “BSA”), the Money Laundering Control Act, the USA PATRIOT Act (collectively, “AML laws”) and implementing regulations as administered by the United States Treasury Department’s Office of Foreign Assets Control (“sanctions laws”).
As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. Sanctions laws prohibit persons of the United States from engaging in any transaction with a restricted person or restricted country. Depository institutions are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/Anti–Money Laundering (“AML”) and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing. Non–compliance with sanctions laws and/or AML laws or failure to maintain an adequate BSA/AML compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.
Due to our limited consumer mortgage portfolio, the CFPB’s rules have not had a significant impact on the Bank’s operations.

Item 1A. Risk Factors
An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or those we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may impair or materially and adversely affect our business, results of operations, and financial condition.
Credit Risks
If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-performing loans, and charge-offs, which would require increases in our provision for loan and lease losses.
There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures have identified or will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the U.S., generally, or our markets, specifically, deteriorates, or if the financial condition of our borrowers otherwise declines, then our borrowers may experience difficulties in repaying their loans and leases, and the level of non-performing loans and leases, charge-offs, and delinquencies could rise and require increases in the provision for loan and lease losses, which may adversely affect our business, results of operations, and financial condition.
Our allowance for loan and lease losses may not be adequate to cover actual losses.
We establish our allowance for loan and lease losses and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The allowance for loan and lease losses represents our estimate of probable losses inherent in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific relationships, as well as probable losses inherent in our loan and lease portfolio that are not specifically identified. Additions to the allowance for loan and lease losses, which are charged to earnings through the provision for loan and lease losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience, and an evaluation of current economic conditions in our markets. The actual amount of loan and lease losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
At December 31, 2018, our allowance for loan and lease losses as a percentage of total loans and leases was 1.26% and as a percentage of total non-performing loans and leases was 80.73%. Although management believes the allowance for loan and lease losses is appropriate as of such date, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At December 31, 2018 we had $1.1 billion of commercial real estate loans, which represented 67.6% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.
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
Real estate construction and land development loans, a subset of commercial real estate loans, comprised approximately $161.6 million, or 10.0%, and $42.7 million, or 2.6%, of our gross loan and lease portfolio, respectively, as of December 31, 2018. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2018, approximately $462.3 million, or 28.6%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations, and financial condition.
SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.
SBA loans, consisting of both commercial real estate and commercial loans, comprised approximately $45.9 million, or 2.8%, of our gross loan and lease portfolio as of December 31, 2018.
As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations, and financial condition.
Typically we sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. When we sell the guaranteed portion of a SBA loan, we retain credit risk on the non-guaranteed portion of the loan. If we retain the guaranteed portion of a SBA loan on our balance sheet, we have credit risk on the non-guaranteed portion of the loan and the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation.
In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. Management has estimated losses in the outstanding guaranteed portions of SBA loans and recorded an allowance for loan and lease losses and a recourse reserve at a level determined to be appropriate. Significant increases to the allowance for loan and leases losses and the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.
Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2018, our non-performing loans and leases totaled $25.3 million, or 1.56% of our gross loan and lease portfolio and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $27.8 million, or 1.42% of total assets, compared to non-performing loans and leases of $26.4 million, or 1.76% of our gross loan and lease portfolio and non-performing assets of $27.5 million, or 1.53% of total assets, as of December 31, 2017. There can be no assurances that we will not experience further deterioration in our loan portfolio.
Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.
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
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital, and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of client deposits, which we supplement with other sources, such as wholesale deposits made up of brokered deposits and deposits gathered through internet listing services. Such account and deposit balances can decrease when clients perceive alternative investments as providing a better risk/return profile. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances, and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our targeted in-market deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Bank is unable to maintain its capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
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
As a result, we rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, results of operations, and financial condition.
The Corporation is a bank holding company and its sources of funds necessary to meet its obligations are limited.
The Corporation is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, pay our obligations, and meet our debt service requirements is derived primarily from our existing cash flow sources, our third party line of credit, dividends received from the Bank, or a combination thereof. Future dividend payments by the Bank to us will require the generation of future earnings by the Bank and are subject to certain regulatory guidelines. If the Bank is unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.
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
The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.
The London Inter-bank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.
Although the Financial Stability Oversight Council has recommended a transition to an alternative reference rate in the event LIBOR is no longer available after 2021, such plans are still in development and, if enacted, could present challenges. Moreover, contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. The downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact the financial markets and individual institutions. The uncertainty surrounding the sustainability of LIBOR more generally could undermine market integrity and threaten individual financial institutions and the U.S. financial system more broadly.
Operational Risks
We rely on our management and the loss of one or more of those managers may harm our business.
Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and to attract and retain additional qualified senior and middle management. The unexpected loss of key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. In addition, our failure to develop and/or maintain an effective succession plan will impede our ability to quickly and effectively react to unexpected loss of key management, and in turn, may have an adverse effect on our business, results of operations, and financial condition.
We are subject to certain operational risks, including, but not limited to, client or employee fraud and data processing system failures and errors.
Employee errors and employee and client misconduct, including the improper disclosure or use of client information, could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients, or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors or misconduct could also subject us to financial claims for negligence.
We maintain a system of internal controls and insurance coverage to mitigate our operational risks, including data processing system failures and errors and client or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition, and results of operations.
Our information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on our business.
The Corporation relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Corporation collects, processes, and retains sensitive and confidential information regarding our employees and clients. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our client relationship management, general ledger, deposit, loan, or other core processing systems) or the occurrence of a cyber-attack (such as unauthorized access to our systems). These risks have increased for all financial institutions as new technologies, the use of the Internet, and telecommunications technologies (including mobile devices) to conduct financial and other business transactions have increased, and the sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers may engage in attacks against financial institutions, particularly email compromises, ransomware, and phishing attempts, which are designed to disrupt key business services, such as wire transfer fraud, customer-facing website breaches, and identity theft attempts. We may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from the Federal Financial Institutions Examination Council (“FFIEC”), the Corporation has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing, and network integrity.
We rely on our advisors, vendors, and employees to comply with our policies and procedures to safeguard confidential data. The failure of these parties to comply with such policies and procedures could result in the loss or wrongful use of our clients’ confidential information or other sensitive information. In addition, even if we and our advisors, vendors, and employees comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations.
The Corporation also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks, and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments, such as the point of sale that the Corporation does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our reputation could be affected, which could also have a material adverse effect on our business, financial condition, or results of operations.
We are dependent upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure, which are subject to operational, security, and other risks.
We outsource certain information system, data management and processing functions to third-party providers. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions, or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If third-party service providers encounter any of these issues, or if we have difficulty exchanging information with them, we could be exposed to disruption of operations, loss of service or connectivity to clients, reputational damage, and litigation risk that could have a material adverse effect on our business, results of operations, and financial condition.
Third-party vendors provide key components of our business infrastructure, such as internet connections, network access, and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our clients and otherwise to conduct our business.
Our business continuity plans could prove to be inadequate, resulting in a material interruption in or disruption to our business and a negative impact on our results of operations.
We rely heavily on communications and information systems to conduct our business and our operations are dependent on our ability to protect our systems against damage from fire, power loss, telecommunication failure, or other emergencies. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Any failure or interruption of these systems could result in failures or disruptions in general ledger, deposit, loan, client relationship management, and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.
New lines of business, products, and services are essential to our ability to compete but may subject us to additional risks.
Frequently, we implement new lines of business and/or offer new products and services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for such services are still developing or due diligence is not fully vetted. In developing and marketing new lines of business and/or new products or services, we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. New technologies needed to support the new line of business or product may result in incremental operating costs and system defects. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. In instances of new lines of businesses offering credit services, weaknesses relating to underwriting may impact credit and capital. Delinquency may negatively affect non-performing assets and increase the provision for loan and lease losses.
Any new line of business and/or new product or service could also have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.
Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations, and financial condition.
We are subject to changes in accounting principles, policies, or guidelines.
Our financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.
From time to time, the FASB and SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our business, results of operations, and financial condition.
Our internal controls may be ineffective.
Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. In addition, as we continue to grow the Corporation, our controls need to be updated to keep up with such growth. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could cause us to report a material weakness in internal control over financial reporting and conclude that our controls and procedures are not effective, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Our operations are heavily concentrated in the South Central region of Wisconsin and, to a lesser extent, the Southeastern and Northeastern regions of Wisconsin and the greater Kansas City area and, as a result, our financial condition, results of operations, and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
Our strategic plan currently calls for, among other things, regaining our strong asset quality while we continue to grow loans and generate in-market deposits to maintain our net interest margin and increasing fee income. Our ability to increase profitability in accordance with this plan will depend on a variety of factors, including the identification of desirable business opportunities, competitive responses from financial institutions in our markets, and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
Although we do not have any current definitive plans to do so, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we do so, we may experience higher operating expenses relative to operating income from the new operations or certain one-time expenses associated with the closure of offices, all of which may have an adverse effect on our business, results of operations, and financial condition. Other effects of engaging in such strategies may include potential diversion of our management’s time and attention and general disruption to our business.
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
As of December 31, 2018, the fair value of our securities portfolio was approximately $175.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.
As of December 31, 2018, the Corporation had goodwill of $10.7 million recorded in connection with our acquisition of Alterra. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2018, our annual impairment test conducted in July indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 1, 2019. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our allowance for loan and lease losses and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The Corporation believes it will fully realize its deferred tax asset, and therefore, no valuation allowance was necessary as of December 31, 2018. This determination was based on the evaluation of several factors, including our recent earnings history, expected future earnings, and appropriate tax planning strategies. A decrease in earnings could adversely impact our ability to fully utilize our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.
Competition from other financial institutions could adversely affect our profitability.
We encounter heavy competition in attracting commercial loan, specialty finance, deposit, and trust and investment clients. We believe the principal factors that are used to attract quality clients and distinguish one financial institution from another include value-added relationships, interest rates and rates of return, types of accounts, service fees, flexibility, and quality of service.
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and FinTech companies. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources and collective experience than we do. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our target markets. Furthermore, tax-exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for non-banks to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based and person-to-person commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Consumers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted, and could continue to result, in the loss of fee income, as well as the loss of client deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition, and results of operations.
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
Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition, and results of operations.
The investments we make in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Corporation’s financial results.
We invest in certain tax-advantaged projects promoting community development. Investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. The Corporation is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The possible inability to realize these tax credit and other tax benefits could have a negative impact on the Corporation’s financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of the Corporation’s control, including changes in the applicable tax code and the ability of the projects to be completed.
A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.
Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, including the recent partial shutdown of the U.S. government which ended on January 25, 2019. Of particular impact to the Corporation are the operations pertaining to the SBA or the FDIC. Any such failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.
In addition, many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.
Regulatory, Compliance, Legal and Reputational Risks
We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and compensation practices, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our business, results of operations, and financial condition.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
From time to time, federal and state governments and bank regulatory agencies modify the laws and regulations that govern financial institutions and the financial system generally. Such laws and regulations can affect our operating environment in substantial and unpredictable ways. Among other effects, such laws and regulations can increase or decrease the cost of doing business, limit or expand the scope of permissible activities, or affect the competitive balance among banks and other financial institutions.  In addition, any changes in monetary policy, fiscal policy, tax laws, including the Act, and other policies can affect the broader economic environment, interest rates and patterns of trade. Any of these changes could affect our company and the banking industry as a whole in ways that are difficult to predict, and could adversely impact our business, financial condition, or results of operations.
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
If our policies, procedures, and systems are deemed deficient or the policies, procedures, and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions, such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan which would adversely affect our business, results of operations, and financial condition. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations, and financial condition may be adversely affected.
We are subject to claims and litigation pertaining to our fiduciary responsibilities.
Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties could make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If fiduciary investment decisions are not appropriately documented to justify action taken or trades are placed incorrectly, among other possible claims, and if these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have an adverse effect on our business, results of operations, and financial condition.
Negative publicity could damage our reputation and adversely impact our business and financial results.
Reputation risk, or the risk to our earnings and capital due to negative publicity, is inherent in our business. Negative publicity can result from our actual or alleged conduct in a number of activities, including lending practices, information security, management actions, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract clients, and can expose us to litigation and regulatory action, all of which could have a material adverse effect on our business, financial condition, and results of operations.
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
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of our operating results.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2018:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full-service banking location of FBB - Milwaukee Region	2020
11300 Tomahawk Creek Pkwy, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2023
3913 West Prospect Avenue, Appleton, WI	Full-service banking location of FBB - Northeast Region	2025
For the purpose of generating business development opportunities in our specialty finance and consulting businesses, as of December 31, 2018, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.

Item 3. Legal Proceedings
We believe that no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations, or consolidated cash flows. Since our subsidiaries act as depositories of funds, lenders, and fiduciaries, they are occasionally named as defendants in lawsuits involving a variety of claims. This and other litigation is ordinary, routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders
The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 22, 2019, there were 384 registered shareholders of record of the Corporation’s common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares as of February 22, 2019 was approximately 1,900.
Dividend Policy
It has been our practice to pay a dividend to common shareholders. Dividends historically have been declared in the month following the end of each calendar quarter. However, the timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the “Board”) and will depend upon the consolidated earnings, financial condition, liquidity, and capital requirements of the Corporation and the Bank, the amount of cash dividends paid to the Corporation by the Bank, applicable government regulations and policies, supervisory actions, and other factors considered relevant by the Board. Refer to Item 1 - Business - Supervision and Regulation - Regulation and Supervision of the Bank - Dividend Payments for additional discussion regarding the limitations on dividends and other capital contributions by the Bank to the Corporation. The Board anticipates it will continue to declare dividends as appropriate based on the above factors.
Stock Performance Graph
The chart shown below depicts total return to shareholders during the period beginning December 31, 2013 and ending December 31, 2018. Total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the Nasdaq Composite, which is a broad nationally recognized index of stock performance by publicly traded companies, and the SNL Bank Nasdaq, which is an index that contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in FBIZ common stock and each of the three indices was $100 on December 31, 2013, and that all dividends were reinvested in FBIZ common stock.

	As of December 31,
Index	2013	2014	2015	2016	2017	2018
First Business Financial Services, Inc.	$100.00	$129.80	$138.15	$133.96	$127.77	$115.43
Nasdaq Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank Nasdaq	100.00	103.57	111.80	155.02	163.20	137.56
Issuer Purchases of Securities
On December 14, 2018, the Corporation announced its Board of Directors approved a share repurchase program authorizing the Corporation to repurchase up to $5 million of the Corporation’s common stock over a period of approximately twelve months, ending on December 31, 2019.
Under the share repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Corporation has implemented a 10b5-1 trading plan. The trading plan allows the Corporation to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws by requiring that an agent selected by the Corporation repurchase shares of common stock on the Corporation’s behalf.
The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2018 - October 31, 2018	—	$—	—	—
November 1, 2018 - November 30, 2018	956	20.76	—	—
December 1, 2018 - December 31, 2018	11,920	19.69	11,920	—
Total	12,876		11,920	244,250

(1)
During the fourth quarter of 2018, the Corporation repurchased an aggregate 12,876 shares of the Corporation’s common stock in open-market transactions, of which 11,920 shares were purchased pursuant to the repurchase program publicly announced on December 14, 2018, and of which 956 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

(2)	As of December 31, 2018, an aggregate of 11,920 shares were purchased for a total of $234,681 since the inception of the repurchase program announced on December 14, 2018.

(3)
As of December 31, 2018, the maximum number of shares that may yet be purchased under the plan is 244,250 based on the closing price of the Corporation’s common stock on December 31, 2018 of $19.51 per share.

Item 6. Selected Financial Data

Five Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, Except Share and Per Share Data)
INCOME STATEMENT:
Interest income	$91,275	$75,811	$78,117	$72,471	$57,701
Interest expense	23,933	15,202	14,789	13,831	11,571
Net interest income	67,342	60,609	63,328	58,640	46,130
Provision for loan and lease losses	5,492	6,172	7,818	3,386	1,236
Non-interest income	18,167	16,665	17,988	17,011	10,103
Non-interest expense	62,363	56,871	56,433	47,374	33,775
Income tax expense	1,351	2,326	2,156	8,377	7,083
Net income	$16,303	$11,905	$14,909	$16,514	$14,139
Yield on earning assets	5.04%	4.47%	4.50%	4.52%	4.45%
Cost of funds	1.63%	1.11%	1.06%	1.04%	1.07%
Interest rate spread	3.41%	3.36%	3.44%	3.48%	3.38%
Net interest margin	3.72%	3.58%	3.64%	3.66%	3.56%
Return on average assets	0.86%	0.67%	0.82%	0.97%	1.04%
Return on average equity	9.41%	7.16%	9.40%	11.36%	11.78%
ENDING BALANCE SHEET:
Total assets	$1,966,457	$1,794,066	$1,780,699	$1,782,081	$1,628,505
Securities	176,089	163,783	184,505	177,830	186,261
Loans and leases, net of deferred loan fees	1,617,655	1,501,595	1,450,675	1,430,965	1,266,438
In-market deposits	1,179,448	1,086,346	1,122,174	1,089,748	1,010,928
Wholesale deposits	275,851	307,985	416,681	487,483	427,340
FHLB advances and other borrowings	298,944	207,898	59,676	34,740	33,451
Junior subordinated notes	10,033	10,019	10,004	9,990	9,976
Stockholders’ equity	180,707	169,278	161,650	150,832	137,748
FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to gross loans and leases	1.26%	1.25%	1.44%	1.14%	1.12%
Allowance to non-accrual loans and leases	80.73%	71.10%	83.00%	73.17%	146.33%
Net charge-offs to average loans and leases	0.24%	0.57%	0.22%	0.10%	0.08%
Non-accrual loans to gross loans and leases	1.56%	1.76%	1.74%	1.56%	0.76%
Average equity to average assets	9.10%	9.35%	8.75%	8.54%	8.80%
STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$1.86	$1.36	$1.71	$1.90	$1.76
Diluted earnings per common share(1)	1.86	1.36	1.71	1.90	1.75
Book value per share at end of period	20.57	19.32	18.55	17.34	15.88
Tangible book value per share at end of period	19.20	17.87	17.08	15.90	14.51
Dividend declared per share	0.56	0.52	0.48	0.44	0.42
Dividend payout ratio	30.15%	38.12%	23.93%	23.93%	23.93%
Shares outstanding	8,785,480	8,763,539	8,715,856	8,699,410	8,671,854

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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through the Bank and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, investment portfolio administrative services, asset/liability management services, treasury management services, and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local banking partners and specialized business lines where we provide skilled expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Performance Summary
Results as of and for the year ended December 31, 2018 include:

•	Total assets at December 31, 2018 increased $172.4 million, or 9.6%, to $1.966 billion from $1.794 billion at December 31, 2017.

•	Net income for the year ended December 31, 2018 was $16.3 million, increasing 36.9% compared to $11.9 million for the year ended December 31, 2017.

•	Diluted earnings per common share were $1.86 for the year ended December 31, 2018, increasing 36.7% compared to $1.36 in the prior year.

•	Net interest margin was 3.72% for the year ended December 31, 2018, increasing 14 basis points from 3.58% for the year ended December 31, 2017.

•
Top line revenue, which consists of net interest income and non-interest income, grew 10.7% to $85.5 million for the year ended December 31, 2018, compared to $77.3 million for the same period in 2017.

•	Return on average assets and return on average equity for the year ended December 31, 2018 were 0.86% and 9.41% respectively, compared to 0.67% and 7.16%, respectively, for 2017.

•	Provision for loan and lease losses was $5.5 million for the year ended December 31, 2018, compared to $6.2 million for the year ended December 31, 2017.

•	SBA recourse provision was $1.9 million for the year ended December 31, 2018, compared to $2.2 million for the year ended December 31, 2017.

•	Period-end gross loans and leases receivable at December 31, 2018 increased $116.1 million, or 7.7%, to $1.618 billion from $1.502 billion as of December 31, 2017.

•	Non-performing assets were $27.8 million and 1.42% of total assets as of December 31, 2018, compared to $27.5 million and 1.53% of total assets as of December 31, 2017.

•	Net charge-offs as a percentage of average loans and leases decreased to 0.24% for the year ended December 31, 2018, compared to 0.57% for the year ended December 31, 2017.

•	Trust assets under management and administration increased by $93.9 million, or 6.1%, to $1.630 billion at December 31, 2018 compared to $1.536 billion at December 31, 2017.

•	Trust and investment service fee income increased by $1.1 million, or 16.1%, to $7.7 million for the year ended December 31, 2018 compared to $6.7 million for the year ended December 31, 2017.

•	Period-end in-market deposits at December 31, 2018 increased $93.1 million, or 8.6%, to $1.179 billion from $1.086 billion as of December 31, 2017.

The detailed financial discussion that follows focuses on 2018 results compared to 2017. Discussion of 2017 results compared to 2016 is predominantly in the section captioned “2017 Compared to 2016.”
Results of Operations
Top Line Revenue
Top line revenue, comprised of net interest income and non-interest income, increased 10.7% in 2018 compared to 2017 primarily due to an increase in net interest income driven by a $117.5 million, or 8.0%, increase in average loans and leases receivable and a 14 basis point increase in net interest margin. Top line revenue in 2018 also benefited from record trust and investment services fee income and an increase in commercial loan swap fee income.
The components of top line revenue were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2018	2017	2016	$ Change 2018	% Change 2018	$ Change 2017	% Change 2017
	(Dollars in Thousands)
Net interest income	$67,342	$60,609	$63,328	$6,733	11.1%	$(2,719)	(4.3)%
Non-interest income	18,167	16,665	17,988	1,502	9.0	(1,323)	(7.4)
Top line revenue	$85,509	$77,274	$81,316	$8,235	10.7	$(4,042)	(5.0)
Return on Average Assets and Return on Average Equity
Return on average assets (“ROAA”) was 0.86% for the year ended December 31, 2018 compared to 0.67% for the year ended December 31, 2017. The increase in ROAA can be attributed principally to an increase in earnings as net income increased 36.9% during the same time period. The increase in net income for the year ended December 31, 2018 was primarily due to an increase in net interest income, trust and investment fee income, commercial loan swap fee income, and decreases in the provision for loan and lease losses and the corporate federal income tax rate from 35% to 21% effective January 1, 2018. These benefits were partially offset by an increase in operating expenses. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Return on average equity (“ROAE”) for the year ended December 31, 2018 was 9.41% compared to 7.16% for the year ended December 31, 2017. The primary reasons for the increase in ROAE are consistent with the net income variance explanations discussed above. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, losses or gains on foreclosed properties, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized gains or losses on securities, if any.
The efficiency ratio increased to 67.77% for the year ended December 31, 2018, compared to 66.48% for the year ended December 31, 2017, reflecting in part the Corporation’s investment in its long-term growth strategy as management opportunistically invested in 17 new producers across multiple business lines, including commercial lending, SBA lending, wealth management, and equipment finance. Full-time equivalent employees (“FTE”) were 274 at December 31, 2018, increasing by 23, or 9.2%, from 251 at December 31, 2017. Despite this reduction in operating efficiency, we believe we continue to progress towards enhancing our long-term efficiency ratio as we focus on strategic initiatives directed toward proactive expense management and revenue growth. These initiatives include our newly consolidated board membership, as well as efforts to increase SBA lending production, establish a vendor equipment finance program, and increase commercial banking market share, particularly in our less mature markets, by continuing to prudently invest in production talent. Management will continue to take proactive measures to drive positive operating leverage with the objective of moving the efficiency ratio back within the Corporation’s long-term operating goal of 58-62%.

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
Please refer to the Non-Interest Income and Non-Interest Expense section below for discussion on additional drivers of the year-over-year change in the efficiency ratio.

	For the Year Ended December 31,			Change From Prior Year
	2018	2017	2016	$ Change 2018	% Change 2018	$ Change 2017	% Change 2017
	(Dollars in Thousands)
Total non-interest expense	$62,363	$56,871	$56,433	$5,492	9.7%	$438	0.8%
Less:
Net loss (gain) on foreclosed properties	367	(143)	122	510	NM	(265)	NM
Amortization of other intangible assets	47	54	62	(7)	(13.0)	(8)	(12.9)%
SBA recourse provision	1,913	2,240	2,068	(327)	(14.6)	172	8.3%
Impairment of tax credit investments	2,083	2,784	3,691	(701)	(25.2)	(907)	(24.6)%
Deconversion fees	—	300	794	(300)	(100.0)	(494)	(62.2)%
Total operating expense	$57,953	$51,636	$49,696	$6,317	12.2	$1,940	3.9
Net interest income	$67,342	$60,609	$63,328	$6,733	11.1	$(2,719)	(4.3)
Total non-interest income	18,167	16,665	17,988	1,502	9.0	(1,323)	(7.4)
Less:
Net (loss) gain on sale of securities	(4)	(403)	10	399	(99.0)	(413)	NM
Total operating revenue	$85,513	$77,677	$81,306	$7,836	10.1	$(3,629)	(4.5)
Efficiency ratio	67.77%	66.48%	61.12%
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

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,074,873	$53,620	4.99%	$961,572	$43,452	4.52%	$938,524	$43,927	4.68%
Commercial and industrial loans(1)	447,687	30,043	6.71%	447,937	26,165	5.84%	465,736	28,143	6.04%
Direct financing leases(1)	31,276	1,268	4.05%	28,988	1,231	4.25%	30,379	1,364	4.49%
Consumer and other loans(1)	29,761	1,297	4.36%	27,612	1,112	4.03%	25,615	1,193	4.66%
Total loans and leases receivable(1)	1,583,597	86,228	5.45%	1,466,109	71,960	4.91%	1,460,254	74,627	5.11%
Mortgage-related securities(2)	137,145	3,185	2.32%	138,528	2,466	1.78%	147,433	2,328	1.58%
Other investment securities(3)	33,929	657	1.94%	37,085	682	1.84%	32,995	517	1.57%
FHLB and FRB stock	7,472	290	3.88%	4,231	103	2.43%	2,537	79	3.11%
Short-term investments	49,365	915	1.85%	49,113	600	1.22%	94,548	566	0.60%
Total interest-earning assets	1,811,508	91,275	5.04%	1,695,066	75,811	4.47%	1,737,767	78,117	4.50%
Non-interest-earning assets	92,631			84,829			73,905
Total assets	$1,904,139			$1,779,895			$1,811,672
Interest-bearing liabilities
Transaction accounts	$269,943	2,671	0.99%	$226,540	1,335	0.59%	$169,571	456	0.27%
Money market	491,756	5,375	1.09%	583,241	2,746	0.47%	642,784	3,112	0.48%
Certificates of deposit	94,172	1,599	1.70%	56,667	569	1.00%	65,608	592	0.90%
Wholesale deposits	302,440	5,888	1.95%	361,712	6,155	1.70%	467,826	7,556	1.62%
Total interest-bearing deposits	1,158,311	15,533	1.34%	1,228,160	10,805	0.88%	1,345,789	11,716	0.87%
FHLB advances	274,382	5,640	2.06%	105,276	1,472	1.40%	14,485	140	0.97%
Other borrowings	24,537	1,648	6.72%	24,796	1,813	7.31%	26,463	1,818	6.87%
Junior subordinated notes	10,025	1,112	11.09%	10,011	1,112	11.11%	9,997	1,115	11.15%
Total interest-bearing liabilities	1,467,255	23,933	1.63%	1,368,243	15,202	1.11%	1,396,734	14,789	1.06%
Non-interest-bearing demand deposit accounts	241,529			230,907			246,182
Other non-interest-bearing liabilities	22,076			14,375			10,210
Total liabilities	1,730,860			1,613,525			1,653,126
Stockholders’ equity	173,279			166,370			158,546
Total liabilities and stockholders’ equity	$1,904,139			$1,779,895			$1,811,672
Net interest income		$67,342			$60,609			$63,328
Net interest spread			3.41%			3.36%			3.44%
Net interest-earning assets	$344,253			$326,823			$341,033
Net interest margin			3.72%			3.58%			3.64%
Average interest-earning assets to average interest-bearing liabilities	123.46%			123.89%			124.42%
Return on average assets	0.86%			0.67%			0.82%
Return on average equity	9.41%			7.16%			9.40%
Average equity to average assets	9.10%			9.35%			8.75%
Non-interest expense to average assets	3.28%			3.20%			3.11%

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2018 Compared to 2017			2017 Compared to 2016
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$4,765	$5,403	$10,168	$(1,538)	$1,063	$(475)
Commercial and industrial loans(1)	3,893	(15)	3,878	(922)	(1,056)	(1,978)
Direct financing leases(1)	(57)	94	37	(72)	(61)	(133)
Consumer and other loans(1)	95	90	185	(169)	88	(81)
Total loans and leases receivable(1)	8,696	5,572	14,268	(2,701)	34	(2,667)
Mortgage-related securities(2)	744	(25)	719	284	(146)	138
Other investment securities	35	(60)	(25)	96	69	165
FHLB and FRB Stock	81	106	187	(20)	44	24
Short-term investments	312	3	315	395	(361)	34
Total net change in income on interest-earning assets	9,868	5,596	15,464	(1,946)	(360)	(2,306)
Interest-bearing liabilities
Transaction accounts	1,042	294	1,336	686	193	879
Money market	3,120	(491)	2,629	(84)	(282)	(366)
Certificates of deposit	526	504	1,030	63	(86)	(23)
Wholesale deposits	819	(1,086)	(267)	387	(1,788)	(1,401)
Total deposits	5,507	(779)	4,728	1,052	(1,963)	(911)
FHLB advances	944	3,224	4,168	89	1,243	1,332
Other borrowings	(146)	(19)	(165)	113	(118)	(5)
Junior subordinated notes	(2)	2	—	(5)	2	(3)
Total net change in expense on interest-bearing liabilities	6,303	2,428	8,731	1,249	(836)	413
Net change in net interest income	$3,565	$3,168	$6,733	$(3,195)	$476	$(2,719)

(1)
The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

Net interest income increased by $6.7 million, or 11.1%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase compared to the prior year was principally due to an increase in average loans and leases outstanding, average loan and lease yields, and loan fees collected in lieu of interest. Average gross loans and leases of $1.584 billion increased by $117.5 million, or 8.0% for the year ended December 31, 2018, compared to $1.466 billion for the same period in 2017 while loan fees collected in lieu of interest increased 36.9% to $5.2 million, compared to $3.8 million during the same period of comparison. These favorable variances were partially offset by an increase in interest expense resulting from an increase in rates across various interest-bearing products combined with the successful deposit campaigns designed to appeal to prospective private wealth management clients in local markets. Both 2018 and 2017 benefited from increases to short-term market rates, which management defines as the daily average effective federal funds rate for purposes of estimating interest-earning asset and interest-bearing liability betas. We define betas as the change in the yield of our average earning assets or the rate paid on our average interest-bearing liabilities over a particular period, compared to the changes in the daily effective federal funds rate over the same period.

The yield on average earning assets for the year ended December 31, 2018 was 5.04%, an increase of 57 basis points compared to 4.47% for the year ended December 31, 2017. The increase in the yield on average earning assets was principally due to the increase in short-term market rates combined with an increase in recurring loan fees collected in lieu of interest. Excluding the impact of loan fees in lieu of interest in both 2018 and 2017, the yield on average earning assets for the year ended December 31, 2018 was 4.75%, an increase of 50 basis points compared to 4.25% for the year ended December 31, 2017. This increase in yield is principally due to an increase in rates on certain variable-rate loans and investment security yields following the Federal Open Market Committee’s (“FOMC”) decision to increase the targeted federal funds rate 100 basis points in 2018, compared to 75 basis points in 2017. The average interest-earning assets beta for the year ended December 31, 2018 was 68.7%, compared to (0.1%) for the same period in 2017. Excluding recurring loan fees collected in lieu of interest, the average interest-earning assets beta for the year ended December 31, 2018 was 60.8%, compared to 0.2% for the same period in 2017.
The yield on average loans and leases receivable for the year ended December 31, 2018 was 5.45%, an increase of 54 basis points compared to 4.91% for the year ended December 31, 2017. The primary reasons for the increase in the yield on average loans and leases receivable are consistent with the average interest-earning asset yield variance explanations discussed above. Excluding the impact of loan fees collected in lieu of interest in both 2018 and 2017, the yield on average loans and leases receivable for the year ended December 31, 2018 was 5.12%, an increase of 47 basis points compared to 4.65% for the year ended December 31, 2017.
The average rate paid on interest-bearing liabilities was 1.63% for the year ended December 31, 2018, an increase of 52 basis points from 1.11% for the year ended December 31, 2017. The average interest-bearing liabilities beta for the year ended December 31, 2018 was 62.7%, compared to 0.1% for the same period in 2017. Average interest-bearing deposit costs in 2018 increased to 1.34%, up 46 basis points from 0.88% in 2017. The average interest-bearing deposit beta was 55.4%, compared to 0.0% in the prior year. Management believes an increase in funding costs may put downward pressure on net interest margin as the Corporation looks to grow in-market deposits amid intense competition.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the year ended December 31, 2018 increased $169.1 million to $274.4 million at an average rate paid of 2.06%. As of December 31, 2018, the weighted average original maturity of our FHLB term advances was 2.7 years. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the year ended December 31, 2018 decreased $59.3 million to $302.4 million at an average rate paid of 1.95%. As of December 31, 2018, the weighted average original maturity of our wholesale deposits was 4.7 years.
Net interest margin increased 14 basis points to 3.72% for the year ended December 31, 2018, compared to 3.58% for the year ended December 31, 2017. The increase was primarily due to the higher fees collected in lieu of interest mentioned above and the yield on average interest-earnings assets, excluding fees collected in lieu of interest, increasing at a greater rate than the corresponding increase in the rate paid on interest-bearing liabilities.
Management believes the successful efforts to manage funding costs and profitably expand loan balances will allow the Corporation to continue to maintain a net interest margin of 3.50% or better. However, the collection of loan fees in lieu of interest is an expected source of volatility to net interest income and net interest margin. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate to deliver a stable net interest margin within our target range. Further, we expect to attract new in-market deposit relationships which we believe will contribute to our ability to maintain an appropriate cost of funds. Period end in-market deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - were $1.179 billion at December 31, 2018, compared to $1.086 billion for at December 31, 2017. Average in-market deposits were $1.097 billion for both the year ended December 31, 2018 and 2017.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses pursuant to our allowance for loan and lease loss methodology, which is based on the magnitude of current and historical net charge-offs recorded throughout the established look-back period, the evaluation of several qualitative factors for each portfolio category and the amount of specific reserves established for impaired loans that present collateral shortfall positions. Refer to Allowance for Loan and Lease Losses, below, for further information regarding our allowance for loan and lease loss methodology.

We recorded a provision for loan and lease losses of $5.5 million for the year ended December 31, 2018 as compared to $6.2 million for the year ended December 31, 2017. Provision for year ended December 31, 2018 benefited from successfully liquidating collateral during the third quarter of 2018 associated with the previously disclosed Wisconsin-based commercial and industrial loan, which decreased the provision by approximately $4.1 million. This decrease was partially offset by provision expense primarily associated with impaired loan relationships throughout 2018, the majority of which were originated as part of our legacy SBA loan portfolio, defined as SBA loans originated prior to 2017. The legacy on-balance sheet SBA portfolio continues to decline. As of December 31, 2018, total on-balance sheet legacy loans were $39.3 million compared to $51.7 million at December 31, 2017. Total performing on-balance sheet legacy loans were $26.3 million at December 31, 2018, down from $40.6 million at December 31, 2017. The current year provision also reflected an increase to the general reserve commensurate with an increase in loan and lease receivables.
The addition of specific reserves on impaired loans represents new specific reserves established when collateral shortfalls or government guaranty deficiencies are present, while conversely the release of specific reserves represents the reduction of previously established reserves that are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve loss rate. Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.
Non-Interest Income
Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, loan fees, commercial swap fee income, and gains on sale of SBA loans, increased by $1.5 million, or 9.0%, to $18.2 million for the year ended December 31, 2018, from $16.7 million for the year ended December 31, 2017. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 21.2% of our total revenues in 2018 compared to 21.6% in 2017.
The increase in total non-interest income for the year ended December 31, 2018 primarily reflected record trust and investment fee income and an increase in commercial swap fee income. The increase was partially offset by decreases in loan fees, gains on the sale of SBA loans, and other non-interest income.
The components of non-interest income were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2018	2017	2016	$ Change 2018	% Change 2018		$ Change 2017	% Change 2017
	(In Thousands)
Trust and investment services fee income	$7,744	$6,670	$5,356	$1,074	16.1%		$1,314	24.5%
Gain on sale of SBA loans	1,451	1,591	4,400	(140)	(8.8)		(2,809)	(63.8)%
Gain on sale of residential mortgage loans	—	26	590	(26)	(100.0)		(564)	(95.6)%
Service charges on deposits	3,062	3,013	2,990	49	1.6		23	0.8
Loan fees	1,783	1,988	2,430	(205)	(10.3)		(442)	(18.2)
Increase in cash surrender value of bank-owned life insurance	1,191	1,250	974	(59)	(4.7)		276	28.3
Net (loss) gain on sale of securities	(4)	(403)	10	399	(99.0)	—	(413)	NM
Swap fees	1,670	909	76	761	83.7	—	833	NM
Other non-interest income	1,270	1,621	1,162	(351)	(21.7)		459	39.5
Total non-interest income	$18,167	$16,665	$17,988	$1,502	9.0		$(1,323)	(7.4)
Fee income ratio(1)	21.2%	21.6%	22.1%

(1)	Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased by $1.1 million, or 16.1%, to $7.7 million for the year ended December 31, 2018 compared to $6.7 million for the year ended December 31, 2017. Trust and investment services fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. At December 31, 2018, our trust assets under management and administration were $1.630 billion, or 6.1% more than trust assets under management and administration of $1.536 billion at December 31, 2017. We expect to continue to increase our revenue from assets under management and administration, but market volatility may also affect the actual change in revenue.
Gain on sale of SBA loans for the year ended December 31, 2018 totaled $1.5 million, a decrease of $140,000, or 8.8%, from the same period in 2017. The pipeline of approved SBA loans continues to grow, however, gains on the sale of SBA loans may be a source of volatility based on sale premiums and the uncertain timing of loan closings and fundings. Gross SBA loan commitments closed for the year ended December 31, 2018 totaled $26.1 million, compared to $11.6 million for the same period in 2017. As of December 31, 2018, gross SBA loan commitments closed, but not ready for sale, totaled $8.4 million.
Loan fees decreased by $205,000, or 10.3%, to $1.8 million for the year ended December 31, 2018 from $2.0 million for the year ended December 31, 2017. The decrease in loan fees was primarily attributable to a decrease in fees associated with SBA production, specifically SBA loan packaging and servicing fee income, as well as a decrease in miscellaneous asset-based lending fee income.
Net loss on sale of securities totaled $4,000 for the year ended December 31, 2018, compared to net loss on sale of securities of $403,000 for the year ended December 31, 2017. The 2017 net loss was principally due to the strategic decision to harvest securities losses ahead of the 2018 reduction in corporate tax rates.
Commercial loan swap fees increased by $761,000 to $1.7 million for the year ended December 31, 2018 from $909,000 for the year ended December 31, 2017. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. While interest rate swaps continue to be a valuable product for our commercial borrowers, demand may moderate due to changes in the interest rate environment.
Other non-interest income decreased by $351,000 to $1.3 million for the year ended December 31, 2018, compared to $1.6 million for the year ended December 31, 2017. The decrease was primarily due to a $212,000 allocation of net income received during 2017 from an equity investment in a project to rehabilitate a historic building.
Non-Interest Expense
Non-interest expense increased by $5.5 million, or 9.7%, to $62.4 million for the year ended December 31, 2018 from $56.9 million for the comparable period of 2017. The increase in non-interest expense was primarily due to an increase in compensation, equipment, and computer software expense, in addition to a net loss on foreclosed properties. The increase was partially offset by a decrease in collateral liquidation costs, impairment of tax credit investments, data processing expense, and SBA recourse provision.

The components of non-interest expense were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2018	2017	2016	$ Change 2018	% Change 2018	$ Change 2017	% Change 2017
	(Dollars in Thousands)
Compensation	$37,439	$31,663	$31,545	$5,776	18.2%	$118	0.4%
Occupancy	2,192	2,088	2,019	104	5.0	69	3.4
Professional fees	3,869	4,063	4,031	(194)	(4.8)	32	0.8
Data processing	2,362	2,701	3,298	(339)	(12.6)	(597)	(18.1)
Marketing	2,135	2,109	2,338	26	1.2	(229)	(9.8)
Equipment	1,434	1,211	1,189	223	18.4	22	1.9
Computer software	3,015	2,723	2,160	292	10.7	563	26.1
FDIC insurance	1,478	1,388	1,472	90	6.5	(84)	(5.7)
Collateral liquidation costs	646	829	262	(183)	(22.1)	567	216.4
Net loss (gain) on foreclosed properties	367	(143)	122	510	NM	(265)	NM
Impairment on tax credit investments	2,083	2,784	3,691	(701)	(25.2)	(907)	(24.6)
SBA recourse provision	1,913	2,240	2,068	(327)	(14.6)	172	8.3
Other non-interest expense	3,430	3,215	2,238	215	6.7	977	43.7
Total non-interest expense	$62,363	$56,871	$56,433	$5,492	9.7	$438	0.8
Compensation expense to total non-interest expense	60.0%	55.7%	55.9%
Full-time equivalent employees	274	251	257
Compensation expense increased by $5.8 million, or 18.2%, to $37.4 million for the year ended December 31, 2018 from $31.7 million for the year ended December 31, 2017. The increase reflects new hires, annual merit increases, growth in employee benefit costs, and an increase in performance-based incentive compensation. Full time equivalent employees as of December 31, 2018 were 274, up 23, or 9.2% from 251 at December 31, 2017. The meaningful increase in FTE is a reflection of our opportunistic approach to talent acquisition as we added 17 new producers across multiple business lines, including commercial lending, SBA lending, wealth management, and equipment finance. We expect to continue investing in talent to support our strategic growth efforts, both in the form of additional business development and operational staff.
Data processing expense decreased by $339,000, or 12.6%, to $2.4 million for the year ended December 31, 2018 from $2.7 million for the year ended December 31, 2017. The decrease is primarily due to a reduction in non-recurring expense related to our core banking system conversion. During 2017, we recognized $199,000 in final deconversion costs related to FBB-KC’s core banking system. These one-time fees are expected to be more than offset by savings recognized over the life of the renegotiated contract extended through the year 2022.
Equipment expense increased by $223,000, or 18.4%, to $1.4 million for the year ended December 31, 2018 from $1.2 million for the year ended December 31, 2017.
Computer software expense increased by $292,000, or 10.7%, to $3.0 million for the year ended December 31, 2018 from $2.7 million for the year ended December 31, 2017. The increase was principally due to investments in technology platforms, continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
Collateral liquidation costs for the year ended December 31, 2018 were $646,000 compared to $829,000 for the same period in 2017. The decrease primarily reflected our workout process related to two non-performing loans and the subsequent reimbursement of previously expensed liquidation costs.
Net loss on foreclosed properties increased $510,000 to a net loss of $367,000 for the year ended December 31, 2018, compared to a net gain of $143,000 for the year ended December 31, 2017. The increase reflects a $547,000 gain on the sale of the Overland Park full-service banking location in 2017, partially offset by a reduction in the fair value of the remaining foreclosed property.

Impairment on tax credit investments decreased $701,000, or 25.2%, to $2.1 million for the year ended December 31, 2018, compared to $2.8 million for the year ended December 31, 2017. The decrease reflects $1.4 million of impairment associated with the recognition of a $2.3 million federal historic tax credit in 2018, compared to $2.3 million of impairment associated with the recognition of a $3.0 million federal historic tax credit in 2017.
SBA recourse provision for the year ended December 31, 2018 was $1.9 million compared to $2.2 million for the same period in 2017. The total recourse reserve balance was $3.0 million, or 3.6% of total sold SBA loans outstanding, at December 31, 2018, compared to $2.8 million, or 2.8% of total sold SBA loans outstanding, at December 31, 2017. The balance of sold legacy SBA loans, which is defined as sold SBA loans originated prior to 2017, continues to decline. Total sold legacy SBA loans decreased $31.6 million, or 33.8%, to $62.0 million at December 31, 2018, compared to $93.6 million at December 31, 2017. Total performing sold legacy SBA loans decreased $35.8 million, or 42.2%, to $49.0 million at December 31, 2018, down from $84.8 million at December 31, 2017. Changes to SBA recourse reserves may be a source of non-interest expense volatility in the future, though the magnitude of this volatility should diminish over time.
Other non-interest expense increased by $215,000, or 6.7%, to $3.4 million for the year ended December 31, 2018 from $3.2 million for the year ended December 31, 2017. The increase was primarily due to an increase in various general and administrative expenses such as supplies, postage, and travel expense.
Income Taxes
Income tax expense was $1.4 million for the year ended December 31, 2018, compared to $2.3 million for the year ended December 31, 2017. Effective January 1, 2018, the Act reduced the corporate federal income tax rate to 21% from 35%, which required the Corporation to revalue its deferred taxes as of December 31, 2017. The revaluation resulted in an additional $629,000 income tax expense during the fourth quarter of 2017. The Corporation also recognized a federal historic tax credit in both 2018 and 2017, which reduced income tax expense by $2.3 million and $3.0 million, respectively. The effective tax rate for the year ended December 31, 2018 was 7.7% compared to 16.3% for the year ended December 31, 2017.
FINANCIAL CONDITION
General
At December 31, 2018 total assets were $1.966 billion, representing an increase of $172.4 million, or 9.6%, from $1.794 billion at December 31, 2017. The increase in total assets was primarily driven by an increase in loans and leases receivable, securities available-for-sale, and excess cash held at the Federal Reserve Bank (“FRB”).
Short-term investments
Short-term investments increased by $27.7 million to $63.2 million at December 31, 2018 from $35.5 million at December 31, 2017. Short-term investments primarily consist of interest-bearing deposits held at the FRB, which increased by $25.9 million to $43.6 million at December 31, 2018. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance-sheet liquidity program. Although the majority of short-term investments consist of deposits with the FRB, we also make investments in commercial paper. We approach decisions to purchase commercial paper with similar rigor and underwriting standards applied to our loan and lease portfolio. The original maturities of the commercial paper are typically 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to benefit from a short-term repricing opportunity should rates continue to rise. As of December 31, 2018, our total investment in commercial paper was $19.3 million as compared to $17.4 million at December 31, 2017. In general, the level of short-term investments is influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits and FHLB advances, funding of loan and lease growth, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $12.3 million to $176.1 million at December 31, 2018 from $163.8 million at December 31, 2017. As of December 31, 2018, our total securities portfolio had a weighted average estimated maturity of approximately 4.1 years. The investment portfolio primarily consists of mortgage backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investments to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the securities we hold are guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility movements than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2018, we recognized unrealized holding losses of $662,000 before income taxes through other comprehensive income. These losses were the result of an increase in interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2018. As of December 31, 2018 no securities were classified as trading securities.
At December 31, 2018, $11.5 million of our mortgage-related securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The table below sets forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$990	$999	$1,000	$6,298	$6,295
Municipal securities	5,953	5,886	9,494	9,414	8,246	8,156
Asset-backed securities	—	—	—	—	1,116	1,081
Mortgage backed securities - government issued	20,007	19,628	22,313	22,249	30,936	31,213
Mortgage backed securities - government-sponsored enterprises	110,928	109,478	91,480	90,305	99,865	99,148
Other securities	2,450	2,376	3,040	3,037	—	—
	$140,337	$138,358	$127,326	$126,005	$146,461	$145,893

	As of December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency securities - government-sponsored enterprises	$—	$—	$1,499	$1,490	$1,497	$1,494
Municipal securities	21,066	21,079	21,680	21,822	21,173	21,157
Mortgage backed securities - government issued	7,358	7,186	9,072	8,943	9,148	9,127
Mortgage backed securities - government-sponsored enterprises	9,307	9,144	5,527	5,441	6,794	6,742
	$37,731	$37,409	$37,778	$37,696	$38,612	$38,520
U.S. government agency securities - government-sponsored enterprises represent securities issued by the FHLB, FHLMC and FNMA. Municipal securities include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Asset-backed securities represent securities issued by the Student Loan Marketing Association (“SLMA”) which are 97% guaranteed by the U.S. government. Mortgage backed securities - government issued represent securities guaranteed by GNMA. Mortgage backed securities - government-sponsored enterprises include securities guaranteed by FHLMC and the FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2018, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2018, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	—%	$990	2.02%	$—	—%	$—	—%	$990
Municipal securities	1,556	2.00	2,517	1.30	1,813	1.86	—	—	5,886
Mortgage backed securities - government issued	—	—	—	—	4,500	2.60	15,128	2.49	19,628
Mortgage backed securities - government-sponsored enterprises	—	—	15,388	2.18	20,223	2.26	73,867	2.69	109,478
Other securities	244	1.25	2,132	2.30	—	—	—	—	2,376
	$1,800		$21,027		$26,536		$88,995		$138,358

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	771	2.14	11,834	2.01	8,461	2.31	—	—	21,066
Mortgage backed securities - government issued	—	—	—	—	3,330	1.86	4,028	2.19	7,358
Mortgage backed securities - government-sponsored enterprises	—	—	—	—	7,262	2.22	2,045	3.42	9,307
	$771		$11,834		$19,053		$6,073		$37,731
Derivative Activities
The Bank’s investment policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps with prior approval from the Board. The Bank utilizes, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2018 and 2017, the Bank did not hold any derivative instruments that were designated as fair value hedges. The derivative portfolio includes interest rate swaps offered directly to qualified commercial borrowers, which allow the Bank to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Bank economically hedges client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Bank to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked to market through earnings each period.
As of December 31, 2018, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $144.4 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between April 2019 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $4.6 million, included in accrued interest receivable and other assets, and as a derivative liability of $70,000, included in accrued interest payable and other liabilities. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between April 2019 and July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet as a net derivative liability of $4.5 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $4.6 million and a gross derivative asset of $70,000.
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

As of December 31, 2018, the aggregate notional value of interest rate swaps designated as cash flow hedges was $54.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $20,000 was recognized in other comprehensive income for the year ended December 31, 2018 and there was no ineffective portion of these hedges information about the balance sheet location and fair value of the Corporation’s derivative instruments to qualified commercial borrowers as of December 31, 2018 and 2017.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $114.4 million, or 7.7%, to $1.597 billion at December 31, 2018 from $1.483 billion at December 31, 2017. Construction, multi-family, and commercial and industrial loans (“C&I”) were the largest contributor to loan growth in 2018. There continues to be a concentration in commercial real estate (“CRE”) loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 67.6% and 67.7% of our total loans and leases as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, approximately 18.6% of the CRE loans were owner-occupied CRE. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio increased $33.3 million, or 7.8%, to $462.3 million at December 31, 2018 from $429.0 million at December 31, 2017 reflecting growth in both conventional lending and specialty finance. C&I loans represented 28.6% and 28.5% of our total loans and leases as of December 31, 2018 and December 31, 2017, respectively. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and trust and investment relationships which generate additional fee revenue.
Credit underwriting primarily through a committee process is a key component of our operating philosophy. Business development officers have relatively low individual lending authority limits, and thus, a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit, or the related complexities of each proposal. In addition, we make every reasonable effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2018		2017		2016		2015		2014
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$203,476	12.6%	$200,387	13.3%	$176,459	12.2%	$176,322	12.3%	$163,884	12.8%
Commercial real estate — non-owner occupied	484,427	29.9	470,236	31.3	473,158	32.6	436,901	30.5	417,962	32.6
Land development	42,666	2.6	40,154	2.7	56,638	3.9	59,779	4.2	56,836	4.4
Construction	161,562	10.0	125,157	8.3	101,206	7.0	100,625	7.0	64,324	5.0
Multi-family	167,868	10.4	136,978	9.1	92,762	6.4	80,254	5.6	72,578	5.7
1-4 family	34,340	2.1	44,976	3.0	45,651	3.1	50,304	3.5	36,182	2.8
Total commercial real estate	1,094,339	67.6	1,017,888	67.7	945,874	65.2	904,185	63.1	811,766	63.3
Commercial and industrial	462,321	28.6	429,002	28.5	450,298	31.0	472,193	33.0	416,654	32.5
Direct financing leases, net	33,170	2.0	30,787	2.1	30,951	2.1	31,093	2.2	34,165	2.7
Consumer and other:
Home equity and second mortgage	8,438	0.5	7,262	0.5	8,412	0.6	8,237	0.6	7,866	0.6
Other	20,789	1.3	18,099	1.2	16,329	1.1	16,319	1.1	11,341	0.9
Total consumer and other	29,227	1.8	25,361	1.7	24,741	1.7	24,556	1.7	19,207	1.5
Total gross loans and leases receivable	1,619,057	100.0%	1,503,038	100.0%	1,451,864	100.0%	1,432,027	100.0%	1,281,792	100.0%
Less:
Allowance for loan and lease losses	20,425		18,763		20,912		16,316		14,329
Deferred loan fees	1,402		1,443		1,189		1,062		1,025
Loans and leases receivable, net	$1,597,230		$1,482,832		$1,429,763		$1,414,649		$1,266,438
The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2018.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$11,553	$128,267	$63,656	$203,476	$142,551	$49,372
Non-owner occupied	53,571	303,021	127,835	484,427	316,657	114,200
Land development	18,868	23,184	614	42,666	8,887	14,911
Construction	27,181	35,377	99,004	161,562	31,887	102,494
Multi-family	21,165	87,825	58,878	167,868	104,681	42,022
1-4 family	7,992	25,003	1,345	34,340	25,929	419
Commercial and industrial	173,279	223,291	65,751	462,321	121,550	167,491
Direct financing leases	5,132	20,732	7,306	33,170	28,038	—
Consumer and other	13,047	14,964	1,216	29,227	11,867	4,313
	$331,788	$861,664	$425,605	$1,619,057	$792,047	$495,222

Commercial Real Estate. The Bank originates owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of up to five years and amortizations of up to 30 years on existing commercial real estate and new construction. The Bank also originates loans to construct commercial properties and complete land development projects. The Bank’s construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant.
Commercial real estate lending typically involves larger loan principal amounts than residential mortgage loans or consumer loans and, therefore, have the potential for larger losses on a per loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability. Of the $1.094 billion of commercial real estate loans outstanding as of December 31, 2018, $23.7 million were originated by our asset-based lending subsidiary.
Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $462.3 million of commercial and industrial loans outstanding as of December 31, 2018, $119.5 million were originated by our asset-based lending subsidiary, $14.4 million were originated by our factored receivable business line and $24.6 million were originated by our equipment finance and leasing subsidiary. The asset-based loans, including accounts receivable purchased on a full recourse basis, are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. The equipment finance loans may provide 100% financing.
Our commercial loans, with the exception of our small ticket vendor finance program, are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on a per loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Small Business Administration. As an SBA Preferred Lender, the Bank originates loans partially guaranteed by the SBA to small businesses under the 7(a) Loan Program. Historically we have sold the guaranteed portions of our SBA 7(a) loans in the secondary market and retained the non-guaranteed portions. SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements. As of December 31, 2018, the Corporation’s ownership of SBA loans that were included in the commercial and industrial loan portfolio was $34.6 million, while the amount included in the commercial real estate loan portfolio was $11.3 million.
Direct Financing Leases. Direct financing leases initiated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. As of December 31, 2018, the Bank had $33.2 million in net direct financing receivables outstanding.
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
Our commercial leases, with the exception of our small ticket vendor finance program, are typically larger in amount than leases to individual consumers and, therefore, have the potential for larger losses on an individual lease basis. Significant adverse changes in various industries could cause rapid declines in values of leased equipment resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operations.
Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, second mortgage, credit card, and other personal loans for professional and executive clients of the Bank.
Asset Quality
Non-performing loans decreased $1.1 million, or 4.1%, to $25.3 million at December 31, 2018 compared to $26.4 million at December 31, 2017.
Our total impaired assets consisted of the following.

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$5,663	$7,021	$2,223	$2,907	$500
Commercial real estate – non-owner occupied	31	34	1,609	1,678	286
Land development	2,213	2,626	3,440	4,393	4,932
Construction	—	2,872	2,918	397	—
Multi-family	—	—	—	2	17
1-4 family	—	1,161	1,937	2,550	690
Total non-accrual commercial real estate	7,907	13,714	12,127	11,927	6,425
Commercial and industrial	17,104	12,321	12,463	9,136	2,318
Direct financing leases, net	—	—	—	38	—
Consumer and other:
Home equity and second mortgage	—	—	—	542	329
Other	290	354	604	655	720
Total non-accrual consumer and other loans	290	354	604	1,197	1,049
Total non-accrual loans and leases	25,301	26,389	25,194	22,298	9,792
Foreclosed properties, net	2,547	1,069	1,472	1,677	1,693
Total non-performing assets	27,848	27,458	26,666	23,975	11,485
Performing troubled debt restructurings	180	332	717	1,735	2,003
Total impaired assets	$28,028	$27,790	$27,383	$25,710	$13,488
Total non-accrual loans and leases to gross loans and leases	1.56%	1.76%	1.74%	1.56%	1.61%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.72%	1.83%	1.83%	1.67%	1.65%
Total non-performing assets to total assets	1.42%	1.53%	1.50%	1.35%	1.28%
Allowance for loan and lease losses to gross loans and leases	1.26%	1.25%	1.44%	1.14%	1.42%
Allowance for loan and lease losses to non-accrual loans and leases	80.73%	71.10%	83.00%	73.17%	87.68%
As of December 31, 2018 and 2017, $7.6 million and $8.8 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $27.8 million, or 1.42% of total assets, as of December 31, 2018, an increase in non-

performing assets of $390,000, or 1.4%, from December 31, 2017. Impaired loans and leases as of December 31, 2018 and 2017 also included $180,000 and $332,000, respectively, of loans that are performing troubled debt restructurings, which are considered impaired due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 1.42% at December 31, 2018 from 1.53% at December 31, 2017.
As of December 31, 2018, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 97.6% of the total portfolio was in a current payment status. We also monitor our asset quality through our established categories as defined in Note 4 of our Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
In 2018, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
Additional information about impaired loans is as follows:

	As of December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Impaired loans and leases with no impairment reserves	$10,802	$16,975	$11,345	$15,175	$11,270
Impaired loans and leases with impairment reserves required	14,679	9,746	14,566	8,858	525
Total impaired loans and leases	25,481	26,721	25,911	24,033	11,795
Less: Impairment reserve (included in allowance for loan and lease losses)	4,396	4,491	5,599	1,113	290
Net impaired loans and leases	$21,085	$22,230	$20,312	$22,920	$11,505
Average impaired loans and leases	$26,431	$33,164	$22,986	$11,443	$14,474

	For the years ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Interest income attributable to impaired loans and leases	$3,478	$2,695	$1,617	$750	$870
Less: Interest income recognized on impaired loans and leases	1,304	454	614	87	740
Net foregone interest income on impaired loans and leases	$2,174	$2,241	$1,003	$663	$130
Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals as appropriate. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals, and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraisals for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2018. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future, which may require additional charge-offs or specific reserves to be recorded.
Foreclosed properties are recorded at fair value of the underlying property, less costs to sell. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference is charged to the allowance for loan and lease losses prior to the transfer to foreclosed property. The fair value is based on an appraisal, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or a verifiable offer to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $2.5 million as of December 31, 2018, compared to $1.1 million as of December 31, 2017. We recorded impairment losses of approximately $339,000, $403,000, and $7,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Net loss on sales of existing foreclosed property inventory was $28,000 for the year ended December 31, 2018. Net gain on the sale of existing foreclosed property was $547,000 for the year ended December 31, 2017, which reflected the sale of the Corporation’s previously disclosed Overland Park full-service banking location during the fourth quarter of 2017, compared to a net loss of $115,000 for the year ended December 31, 2016. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim ownership rights to the properties.
A summary of foreclosed properties activity is as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Balance at the beginning of the period	$1,069	$1,472	$1,677
Transfer of loans to foreclosed properties, at fair value	2,202	1,112	—
Impairment adjustments	(339)	(403)	(7)
Net book value of properties sold	(385)	(1,112)	(198)
Balance at the end of the period	$2,547	$1,069	$1,472
Allowance for Loan and Lease Losses
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.26% as of December 31, 2018 and 1.25% as of December 31, 2017. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.56% at December 31, 2018 compared to 1.76% at December 31, 2017. During the year ended December 31, 2018, we recorded net charge-offs on impaired loans and leases of approximately $3.8 million, which included $6.1 million of charge-offs and $2.3 million of recoveries. During the year ended December 31, 2017, we recorded net charge-offs on impaired loans and leases of approximately $8.3 million, which included $8.8 million of charge-offs and $519,000 of recoveries.
As of December 31, 2018 and 2017, our allowance for loan and lease losses to total non-accrual loans and leases was 80.73% and 71.10%, respectively. This ratio increased primarily due to the collateral positions related to additional non-accrual loans and leases outstanding during 2018. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2018.
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
When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of December 31, 2018 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have been stable or improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
As a result of our review process, we have concluded that an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $20.4 million, or 1.26% of gross loans and leases, at December 31, 2018. Taking into consideration net charge-offs of $3.8 million, the required provision for loan and lease losses was $5.5 million for the year ended December 31, 2018. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Allowance at beginning of period	$18,763	$20,912	$16,316	$14,329	$13,901
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(3,124)	(9)	(41)	—	—
Commercial real estate — non-owner occupied	—	(80)	—	(653)	(631)
Construction and land development	(1,372)	—	(948)	—	—
Multi-family	—	—	—	—	—
1-4 family	(5)	(38)	(205)	(120)	—
Commercial and industrial	(1,545)	(8,621)	(2,273)	(701)	(600)
Direct financing leases	—	—	—	—	—
Consumer and other
Home equity and second mortgage	—	—	(114)	(32)	—
Other	(55)	(92)	(13)	(7)	(2)
Total charge-offs	(6,101)	(8,840)	(3,594)	(1,513)	(1,233)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	4	42	—	2	8
Commercial real estate — non-owner occupied	2	2	74	—	5
Construction and land development	5	102	129	70	—
Multi-family	—	—	—	—	14
1-4 family	163	7	71	32	17
Commercial and industrial	2,022	323	91	5	369
Direct financing leases	1	—	—	—	—
Consumer and other
Home equity and second mortgage	73	3	4	4	12
Other	1	40	3	1	—
Total recoveries	2,271	519	372	114	425
Net charge-offs	(3,830)	(8,321)	(3,222)	(1,399)	(808)
Provision for loan and lease losses	5,492	6,172	7,818	3,386	1,236
Allowance at end of period	$20,425	$18,763	$20,912	$16,316	$14,329
Net charge-offs as a percent of average gross loans and leases	0.24%	0.57%	0.22%	0.10%	0.08%
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

The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments.  The allocation of the allowance by segment is management’s best estimate of the inherent risk in the respective loan segments. Despite the specific allocation noted in the table below, the entire allowance is available to cover any loss.

	As of December 31,
	2018		2017		2016		2015		2014
	Balance	(a)	Balance	(a)	Balance	(a)	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease segments:
Commercial real estate	$11,662	1.07%	$10,131	1.00%	$12,384	1.31%	$11,220	1.24%	$8,619	1.06%
Commercial and industrial	8,079	1.63%	8,225	1.79%	7,970	1.66%	4,387	0.87%	5,492	1.22%
Consumer and other	684	2.34%	407	1.60%	558	2.26%	709	2.89%	218	1.14%
Total allowance for loan and lease losses	$20,425	1.26%	$18,763	1.25%	$20,912	1.44%	$16,316	1.14%	$14,329	1.12%

(a)	Allowance for loan losses category as a percentage of total loans by category.
Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions, and other factors as of December 31, 2018, there can be no assurance that future adjustments to the allowance will not be necessary.
Deposits
As of December 31, 2018, deposits increased by $61.0 million to $1.455 billion from $1.394 billion at December 31, 2017. The increase in deposits was primarily due to an increase in certificates of deposit, which increased by $76.8 million to $153.0 million at December 31, 2018 from $76.2 million at December 31, 2017. The successful introduction of certificate of deposit campaigns and indexed money market accounts complemented our traditional strength in commercial banking and wealth management, contributing to in-market deposit growth during 2018.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost-effective source of wholesale funds, management intends to maintain a ratio of in-market deposits to total bank funding sources in line with the Corporation’s target range of 60%-70%. In 2017 we shifted from brokered certificate of deposits to FHLB advances as our primary source of wholesale funding in order to lower our FDIC assessment rate. While we continued this strategy through a portion of 2018, we returned later in the year to using brokered certificates of deposits to maintain an adequate level of excess borrowing capacity in our FHLB advances for liquidity and contingency funding purposes.
The following table presents the composition of the Bank’s consolidated deposits.

	As of December 31,
	2018		2017		2016		2015		2014
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$280,769	19.3%	$277,445	19.9%	$252,638	16.4%	$231,199	14.7%	$204,328	14.2%
Interest-bearing transaction accounts	229,612	15.8	217,625	15.6	183,992	12.0	165,921	10.5	104,199	7.2
Money market accounts	516,045	35.4	515,077	36.9	627,090	40.8	612,642	38.8	575,766	40.0
Certificates of deposit	153,022	10.5	76,199	5.5	58,454	3.8	79,986	5.1	126,635	8.8
Wholesale deposits	275,851	19.0	307,985	22.1	416,681	27.1	487,483	30.9	427,340	29.8
Total deposits	1,455,299	100.0%	1,394,331	100.0%	1,538,855	100.0%	1,577,231	100.0%	1,438,268	100.0%
Deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to service and maintain existing and new client relationships. Deposits continue to be the primary source of the Bank’s funding for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts, and time deposits. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors, and the interest rates charged on other sources of funds, among other factors.

Our strategic efforts continue to be focused on adding in-market relationships. The successful introduction of certificate of deposit campaigns in certain markets and indexed money market accounts complemented our traditional strength in commercial banking and wealth management, contributing to in-market deposit growth during 2018. We measure the success of in-market deposit gathering efforts based on the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Our Bank’s in-market deposits are obtained primarily from the South Central, Northeastern and Southeastern regions of Wisconsin and the greater Kansas City area. Average in-market deposits for the year ended December 31, 2018 were approximately $1.097 billion, or 65.55% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to average in-market deposits of $1.097 billion, or 70.15% of total bank funding, for 2017. Refer to Note 8 - Deposits in our Consolidated Financial Statements for additional information regarding our deposit composition.
The following table sets forth the amount and maturities of the Bank’s certificates of deposit and wholesale deposits at December 31, 2018.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$3,020	$619	$676	$108	$4,423
1.00% to 1.99%	12,265	35,186	43,869	80,859	172,179
2.00% to 2.99%	23,323	23,238	81,373	95,907	223,841
3.00% to 3.99%	—	245	1,125	27,060	28,430
	$38,608	$59,288	$127,043	$203,934	$428,873
At December 31, 2018, time deposits included $61.9 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $14.7 million are scheduled to mature in three months or less, $8.7 million in greater than three through six months, $24.0 million in greater than six through twelve months and $14.5 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2018, $224.9 million are scheduled to mature in 2019, $119.9 million in 2020, $34.3 million in 2021, $24.1 million in 2022, $5.8 million in 2023 and $19.8 million thereafter. As of December 31, 2018, we have $38.5 million of wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 6-18 years with options to call after the first six to twelve months of issuing the certificates with monthly, quarterly or semi-annually call options thereafter.

Borrowings
We had total borrowings of $309.0 million as of December 31, 2018, an increase of $91.1 million, or 41.8%, from $217.9 million at December 31, 2017. The primary reason for the increase in borrowings was due to the increase in FHLB advances consistent with our funding philosophy to match-fund long-term fixed rate loans with the most efficient and cost effective source of wholesale funds.
Consistent with our funding philosophy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, we expect the balance of wholesale deposits to increase in future periods. We will utilize FHLB advances to the extent we maintain an adequate level of excess borrowing capacity for liquidity and contingency funding purposes. Our operating range of wholesale funds to total bank funding is 30%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. At December 31, 2018, the ratio of wholesale funds to total bank funding was 31.8%. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds.
The following table sets forth the outstanding balances, weighted average balances, and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2018			December 31, 2017			December 31, 2016
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$119	2.43%	$—	$66	1.22%	$—	$178	0.92%
FHLB advances	274,500	274,382	2.06	183,500	105,276	1.40	33,578	14,485	0.97
Line of credit	—	3	4.47	10	328	3.64	1,010	2,079	3.26
Other borrowings(1)	675	675	7.94	675	1,241	14.50	2,590	1,739	7.64
Subordinated notes payable	23,769	23,739	6.64	23,713	23,161	6.93	22,498	22,467	7.13
Junior subordinated notes	10,033	10,025	11.10	10,019	10,011	11.11	10,004	9,997	11.07
	$308,977	$308,943	2.72	$217,917	$140,083	3.14	$69,680	$50,945	6.03
Short-term borrowings	$136,500			$37,010			$20,588
Long-term borrowings	172,477			180,907			49,092
	$308,977			$217,917			$69,680

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.
The following table sets forth maximum amounts outstanding at each month-end for specific types of short-term borrowings for the periods indicated. The maximum month-end balance has been the result of using advances with original maturities of up to 30 days to accommodate the orderly issuance of permanent wholesale funds, either in the form of brokered certificates of deposit or FHLB advances.

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Maximum month-end balance:
FHLB advances	$52,500	$49,000	$45,500
Stockholders’ Equity
As of December 31, 2018, stockholders’ equity was $180.7 million, or 9.2% of total assets, compared to stockholders’ equity of $169.3 million, or 9.4% of total assets, as of December 31, 2017. Stockholders’ equity increased by $11.4 million during the year ended December 31, 2018 attributable to net income of $16.3 million for the year ended December 31, 2018, partially offset by dividend declarations of $4.9 million.

On December 14, 2018, the Corporation announced its Board of Directors approved a share repurchase program authorizing the Corporation to repurchase up to $5 million of the Corporation’s common stock over a period of approximately twelve months, ending on December 31, 2019. As of February 26, 2019, an aggregate of 60,304 shares were purchased for a total value of $1.2 million since the inception of the repurchase program. The Corporation has $3.8 million of buyback authority remaining as of February 26, 2019.
Non-bank Consolidated Subsidiaries
First Madison Investment Corp. FMIC is a wholly-owned operating subsidiary of FBB incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities and tax-exempt loans. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $156.4 million at December 31, 2018, short-term investments were $20.0 million, securities were $95.9 million, gross loans outstanding were $39.1 million, and net income for the year ended December 31, 2018 was $2.4 million. This compares to a total investment of $154.3 million, $668,000 short-term investments, $122.5 million securities, $29.9 million gross loans, and net income of $1.8 million at and for the year ended December 31, 2017.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based financing company established to meet the financing needs of companies that are generally unable to obtain traditional commercial lending products. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. Through its FBGF division, FBCC purchases accounts receivable on a full recourse basis as an alternative to meet the financing needs of its client base. FBB’s investment in FBCC at December 31, 2018 was $43.3 million, gross loans outstanding were $157.7 million and net income for the year ended December 31, 2018 was $4.6 million. This compares to a total investment of $38.7 million, gross loans of $147.1 million and net income of $3.1 million at and for the year ended December 31, 2017.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small- and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2018 was $10.1 million, gross loans and leases outstanding were $57.8 million and net income of $3.1 million for the year ended December 31, 2018. This compares to a total investment of $7.1 million, gross loans and leases outstanding of $40.4 million and net loss of $55,000 at and for the year ended December 31, 2017.
Rimrock Road Investment Fund, LLC. Rimrock, formerly known as FBB Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits. FBB’s total investment in Rimrock at December 31, 2018 was $2.7 million and Rimrock had a net loss of $103,000 for the year ended December 31, 2018. This compares to a total investment of $2.8 million and net income of $15,000 at and for the year ended December 31, 2017.
BOC Investment, LLC. BOC is a wholly-owned subsidiary of FBB and was formed in 2015 for the purpose of holding its equity investment in a Madison, Wisconsin historic development project. The investment provided federal historic tax credits upon the completion of the restoration project. FBB’s total investment in BOC at December 31, 2018 was $4.0 million and BOC had net income of $24,000 for the year ended December 31, 2018. This compares to a total investment of $4.0 million and a net income of $131,000 at and for the year ended December 31, 2017.
Mitchell Street Apartments Investment, LLC. Mitchell is a wholly-owned subsidiary of FBB and was formed in 2016 for the purpose of holding its equity investment in a Milwaukee, Wisconsin historic development project. The investment provided federal and state historic tax credits upon the completion of the restoration project. FBB’s total investment in Mitchell was $1.4 million with a net loss of $188,000 at and for the year ended December 31, 2018. This compares to a total investment of $1.4 million and net income of $803,000 at and for the year ended December 31, 2017.
ABKC Real Estate, LLC. ABKCRE is a wholly-owned subsidiary of FBB and was formed for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. ABKCRE was established in 2017. FBB’s total investment in ABKCRE at December 31, 2018 was $1.4 million and ABKCRE had a net loss of $269,000 for the year ended December 31, 2018. This compares to a total investment of $1.2 million and a $238,000 net loss at and for the year ended December 31, 2017.

FBB Tax Credit Investment, LLC. FBB Tax Credit, formerly known as FBB-Milwaukee Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2012 for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. In 2017, FBB Tax Credit’s purpose was changed to facilitate investments in federal and state tax credits. FBB’s total investment in FBB Tax Credit at December 31, 2018 was $3.2 million and FBB Tax Credit had a net income of $761,000 for the year ended December 31, 2018.
FBB Real Estate 2, LLC. FBB RE 2 is a wholly-owned subsidiary of FBB and was formed for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. FBB RE 2 was established in 2018. FBB’s total investment in FBB RE 2 at December 31, 2018 was $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES
We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2018 were the interest payments due on subordinated and junior subordinated notes. During 2018 and 2017, FBB declared and paid dividends totaling $10.0 million and $14.5 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2018, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that went into effect January 1, 2016. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary source of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition.
We view on-balance-sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance-sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of December 31, 2018 and 2017, our immediate on-balance-sheet liquidity was $390.9 million and $401.1 million, respectively. At December 31, 2018 and 2017, the Bank had $43.6 million and $17.7 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance-sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
We had $550.4 million of outstanding wholesale funds at December 31, 2018, compared to $491.5 million of wholesale funds as of December 31, 2017, which represented 31.8% and 31.1%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated

maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 30%-40%. The Bank was in compliance with its policy limits as of December 31, 2018.
The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2018. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance-sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2018, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2018, operating activities resulted in a net cash inflow of $25.7 million. Operating cash flows included net income of $16.3 million and a provision for loan and leases losses of $5.5 million. Net cash used in investing activities for the year ended December 31, 2018 was $138.3 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the year ended December 31, 2018 was $146.6 million. Financing cash flows included a $61.0 million net increase in deposits and a $91.0 million net increase in FHLB advances used predominantly to fund net loan growth.
In August 2018, the Federal Reserve published a final rule revising the Small Bank Holding Company Policy Statement (“Policy Statement”) that raised the total consolidated asset limit from $1 billion to $3 billion. Based on the criteria in the Policy Statement, effective immediately, the Corporation is no longer subject to the capital requirements of the Basel III Rule and is deemed to be “well-capitalized.” However, the Corporation continues to calculate consolidated capital ratios in accordance with the regulatory framework. See below for a summary of the Corporation’s capital ratios at December 31, 2018 and 2017:

	As of and for the Year Ended December 31,
	2018	2017
Total capital (to risk-weighted assets)	11.85%	11.98%
Tier 1 capital (to risk-weighted assets)	9.41%	9.45%
Common equity tier 1 capital (to risk-weighted assets)	8.89%	8.89%
Tier 1 leverage capital (to adjusted assets)	9.33%	9.54%
Tangible common equity (to tangible assets)	8.63%	8.79%
Refer to Note 10 - Stockholders’ Equity and Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2018 and 2017.
OFF-BALANCE-SHEET ARRANGEMENTS
Commitments
As of December 31, 2018, the Bank had outstanding commitments to originate $553.8 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $12.4 million. As of December 31, 2018, the Bank had $329.5 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2018. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Bank also utilizes interest rate swaps for the purposes of interest rate risk management, as described further in Note 17 – Derivative Financial Instruments to the Consolidated Financial Statements.

Additionally the Corporation has remaining commitments of $1.5 million to Aldine Capital Fund II, LP (“Aldine II”), and $4.8 million to Aldine Capital Fund III, LP (“Aldine III”), which are private equity mezzanine funding limited partnerships in which we have invested. Aldine II began its operations in March 2013, and Aldine III began its operations in October 2018.
We believe adequate capital and liquidity are available from various sources to fund projected commitments.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2018:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In Thousands)
Operating lease obligations	$1,690	$3,047	$2,424	$3,063	$10,224
Time deposits	224,939	154,194	29,954	19,786	428,873
Subordinated notes payable	—	—	—	23,769	23,769
Junior subordinated notes	—	—	—	10,033	10,033
FHLB advances	136,500	124,500	13,500	—	274,500
Other borrowings	—	—	—	675	675
Total contractual obligations	$363,129	$281,741	$45,878	$57,326	$748,074
SBA Recourse
In the ordinary course of business, the Corporation sells the guaranteed portions of SBA loans to third parties. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty.
Management has assessed the estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $3.0 million at December 31, 2018. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. See Note 18 – Commitments and Contingencies for additional information on the SBA recourse reserve.

2017 COMPARED TO 2016
Top Line Revenue
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
Efficiency Ratio
The efficiency ratio deteriorated to 66.48% for the year ended December 31, 2017, compared to 61.12% for the year ended December 31, 2016. The decrease in operating efficiency primarily reflected lower gains from SBA and residential mortgage loan sales stemming from the Corporation’s decision to rebuild its SBA platform and to exit all secondary market residential mortgage loan origination activity. The decrease was partially offset by record trust and investment services fee income, an increase in loan swap fee income and an increase in bank-owned life insurance (“BOLI”) fee income driven by a $9.8 million purchase of additional BOLI in December 2016.
Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on the primary drivers of the year-over-year change in the efficiency ratio.
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
Data processing expense decreased by $597,000, or 18.1%, to $2.7 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016. The decrease was primarily due to a reduction in non-recurring expense related to our recent core banking system conversion. During the fourth quarter of 2017 we recognized $199,000 in final deconversion costs related to FBB-KC’s core banking system, compared to $794,000 in one-time fees recognized in the fourth quarter of 2016 to terminate its core banking system vendor agreement. These one-time fees are expected to be more than offset by savings recognized over the life of the renegotiated contract extended through the year 2022.
Marketing expense decreased by $229,000, or 9.8%, to $2.1 million for the year ended December 31, 2017 from $2.3 million for the year ended December 31, 2016. The decrease was primarily due to a reduction of certain advertising initiatives as management continues to align expense growth with revenue production.
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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods which may include additional assumptions and estimates. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our Consolidated Financial Statements. We may over-estimate the quality of the loan and lease portfolio, resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we may under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on quarterly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, our estimate of the fair value of the underlying collateral taking into consideration various valuation techniques and qualitative adjustments to inputs to those estimates of fair value, the strength and availability of guarantees, concentration of credits, and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2018 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test on July 1, 2018, utilizing a qualitative assessment, and concluded that it is more likely than not the estimated fair value of the reporting unit exceeded its carrying value. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 6 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
Income Taxes. The Corporation and its wholly owned subsidiaries file a consolidated federal income tax return and a combined Wisconsin state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analysis of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences, and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Effective January 1, 2018, the enactment of the Act reduced the corporate federal income tax rate to 21% from 35%, which required the Corporation to revalue its deferred taxes as of December 31, 2017. The revaluation resulted in a $629,000 reduction to the Corporation’s net deferred tax assets with a corresponding increase to income tax expense during the year ended December 31, 2017.
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
SBA Recourse Reserve. The SBA recourse reserve represents management’s estimate of losses associated with the guaranteed portions of sold SBA loans. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. We estimate the SBA recourse reserve balance and the related SBA recourse provision by individually analyzing the eligibility of the guaranty for impaired loans that present a collateral shortfall, as well as by evaluating several factors to estimate probable losses within the remaining performing portion of the sold portfolio.
Although we believe that the SBA recourse reserve was appropriate as of December 31, 2018, future adjustments may be necessary based on changes to impaired loans, the fair value estimate of the underlying collateral, and the Corporation’s ability to originate, fund, or service sold SBA loans in accordance with SBA regulations. In addition, the SBA’s ultimate conclusion on the eligibility of a guaranty may be inconsistent with management’s best estimate. See Note 1 - Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for further discussion of the SBA recourse reserve.

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
We use two techniques to measure interest rate risk. The first is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a parallel, instantaneous, and sustained change in interest rates. Key assumptions include:

•	the behavior of interest rates and pricing spreads;

•	the changes in product balances; and

•	the behavior of loan and deposit clients in different rate environments.
This analysis incorporates several assumptions, the most material of which relate to the re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

The sensitivity analysis included below is measured as a percentage change in net interest income for the next 12 months due to instantaneous movements in benchmark interest rates from a baseline scenario. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. The reduction in expected benefit from instantaneous rate changes up (and the increase in expected benefit from instantaneous rate changes down) is principally due to the larger short-term liability gap assumed in 2018 compared to 2017 (in conjunction with the re-pricing assumption for the non-contractual maturities deposits).

	Impact on Net Interest Income as of December 31,
Instantaneous Rate Change in Basis Points	2018	2017
Down 100	0.21%	NA
Down 50	0.11%	(0.16)%
No Change	—%	—%
Up 100	1.12%	1.38%
Up 200	2.18%	3.01%
NA = Not Applicable. Down 100 Instantaneous Rate Change analysis was not completed as of December 31, 2017 due to the assumed unlikelihood of a declining rate environment during 2018.
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
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2018, our interest-bearing liabilities have the general characteristics that will allow them to reprice faster than interest-earning assets over the next 12 months while our interest-earning assets will reprice faster than interest-bearing-liabilities thereafter. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization.
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity, and/or repricing characteristics based on market conditions. Wholesale certificates of deposit and FHLB advances are a significant source of our funding and we use a variety of maturities to augment our management of interest rate exposure. In addition, management has the authorization, as permitted within applicable approved policies, and ability to utilize various derivative instruments should they be appropriate to manage interest rate exposure.

The following tables illustrate our static gap position:

	Estimated Maturity or Repricing at December 31, 2018
	Within 3 Months	3-12 Months	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Assets:
Short-term investments	$63,227	$—	$—	$—	$63,227
Investment securities	4,526	24,403	101,367	47,152	177,448
Commercial loans	206,577	36,885	100,339	12,718	356,519
Real estate loans	393,760	62,887	430,532	169,591	1,056,770
Asset-based loans	154,312	—	—	—	154,312
Lease receivables	1,387	6,423	16,301	3,155	27,266
Consumer loans	2,508	291	319	—	3,118
Total earning assets(1)	$826,297	$130,889	$648,858	$232,616	$1,838,660
Liabilities:
Interest-bearing transaction	$229,612	$—	$—	$—	$229,612
Money market accounts	516,045	—	—	—	516,045
Time deposits under $250,000	19,744	159,584	170,853	19,786	369,967
Time deposits $250,000 and over	6,419	38,941	13,326	—	58,686
FHLB advances	17,000	72,500	148,500	36,500	274,500
Short-term borrowings	—	—	—	—	—
Long-term debt(2)	—	15,000	675	19,405	35,080
Total interest-bearing liabilities	$788,820	$286,025	$333,354	$75,691	$1,483,890
Interest rate gap	$37,477	$(155,136)	$315,504	$156,925	$354,770
Cumulative interest rate gap	$37,477	$(117,659)	$197,845	$354,770
Cumulative interest rate gap to total earning assets	2.04%	(6.40)%	10.76%	19.30%

(1)	Excludes non-interest sensitive balances and balances with indeterminate maturities.

(2)	Excludes debt issuance costs.

	Estimated Maturity or Repricing at December 31, 2017
	Within 3 Months	3-12 Months	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Assets:
Short-term investments	$35,481	$—	$—	$—	$35,481
Investment securities	6,544	26,503	93,744	37,872	164,663
Commercial loans	218,017	28,088	75,968	6,283	328,356
Real estate loans	333,742	86,250	385,445	177,524	982,961
Asset-based loans	145,388	—	—	—	145,388
Lease receivables	878	5,297	13,824	2,234	22,233
Consumer loans	2,008	337	499	—	2,844
Total earning assets(1)	$742,058	$146,475	$569,480	$223,913	$1,681,926
Liabilities:
Interest-bearing transaction	$217,625	$—	$—	$—	$217,625
Money market accounts	515,078	—	—	—	515,078
Time deposits under $250,000	14,854	149,610	182,068	24,988	371,520
Time deposits $250,000 and over	998	6,509	5,157	—	12,664
FHLB advances	5,000	10,000	133,000	35,500	183,500
Short-term borrowings	10	—	—	—	10
Long-term debt(2)	—	—	15,675	19,405	35,080
Total interest-bearing liabilities	$753,565	$166,119	$335,900	$79,893	$1,335,477
Interest rate gap	$(11,507)	$(19,644)	$233,580	$144,020	$346,449
Cumulative interest rate gap	$(11,507)	$(31,151)	$202,429	$346,449
Cumulative interest rate gap to total earning assets	(0.68)%	(1.85)%	12.04%	20.60%

(1)	Excludes non-interest sensitive balances and balances with indeterminate maturities.

(2)	Excludes debt issuance costs.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$23,319	$17,059
Short-term investments	63,227	35,480
Cash and cash equivalents	86,546	52,539
Securities available-for-sale, at fair value	138,358	126,005
Securities held-to-maturity, at amortized cost	37,731	37,778
Loans held for sale	5,287	2,194
Loans and leases receivable, net of allowance for loan and lease losses of $20,425 and $18,763, respectively	1,597,230	1,482,832
Premises and equipment, net	3,284	3,156
Foreclosed properties	2,547	1,069
Bank-owned life insurance	41,538	40,323
Federal Home Loan Bank stock, at cost	7,240	5,670
Goodwill and other intangible assets	12,045	12,652
Accrued interest receivable and other assets	34,651	29,848
Total assets	$1,966,457	$1,794,066
Liabilities and Stockholders’ Equity
Deposits	$1,455,299	$1,394,331
Federal Home Loan Bank advances and other borrowings	298,944	207,898
Junior subordinated notes	10,033	10,019
Accrued interest payable and other liabilities	21,474	12,540
Total liabilities	1,785,750	1,624,788
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,069,199 and 9,021,985 shares issued, 8,785,480 and 8,763,539 shares outstanding at December 31, 2018 and 2017, respectively	91	90
Additional paid-in capital	79,623	78,620
Retained earnings	110,310	98,906
Accumulated other comprehensive loss	(1,684)	(1,238)
Treasury stock, 283,719 and 258,446 shares at December 31, 2018 and 2017, respectively, at cost	(7,633)	(7,100)
Total stockholders’ equity	180,707	169,278
Total liabilities and stockholders’ equity	$1,966,457	$1,794,066
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$86,228	$71,960	$74,627
Securities	3,842	3,148	2,845
Short-term investments	1,205	703	645
Total interest income	91,275	75,811	78,117
Interest expense
Deposits	15,533	10,805	11,716
Federal Home Loan Bank advances and other borrowings	7,288	3,285	1,958
Junior subordinated notes	1,112	1,112	1,115
Total interest expense	23,933	15,202	14,789
Net interest income	67,342	60,609	63,328
Provision for loan and lease losses	5,492	6,172	7,818
Net interest income after provision for loan and lease losses	61,850	54,437	55,510
Non-interest income
Trust and investment service fees	7,744	6,670	5,356
Gain on sale of Small Business Administration loans	1,451	1,591	4,400
Gain on sale of residential mortgage loans	—	26	590
Service charges on deposits	3,062	3,013	2,990
Loan fees	1,783	1,988	2,430
Increase in cash surrender value of bank-owned life insurance	1,191	1,250	974
Net (loss) gain on sale of securities	(4)	(403)	10
Swap fees	1,670	909	76
Other non-interest income	1,270	1,621	1,162
Total non-interest income	18,167	16,665	17,988
Non-interest expense
Compensation	37,439	31,663	31,545
Occupancy	2,192	2,088	2,019
Professional fees	3,869	4,063	4,031
Data processing	2,362	2,701	3,298
Marketing	2,135	2,109	2,338
Equipment	1,434	1,211	1,189
Computer software	3,015	2,723	2,160
FDIC insurance	1,478	1,388	1,472
Collateral liquidation costs	646	829	262
Net loss (gain) on foreclosed properties	367	(143)	122
Impairment of tax credit investments	2,083	2,784	3,691
SBA recourse provision	1,913	2,240	2,068
Other non-interest expense	3,430	3,215	2,238
Total non-interest expense	62,363	56,871	56,433
Income before income tax expense	17,654	14,231	17,065
Income tax expense	1,351	2,326	2,156
Net income	$16,303	$11,905	$14,909
Earnings per common share:
Basic	$1.86	$1.36	$1.71
Diluted	1.86	1.36	1.71
Dividends declared per share	0.56	0.52	0.48
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Net income	$16,303	$11,905	$14,909
Other comprehensive loss, before tax
Securities available-for-sale:
Unrealized securities losses arising during the period	(662)	(1,156)	(902)
Reclassification adjustment for net loss (gain) realized in net income	4	403	(10)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	70	102	159
Interest rate swaps:
Unrealized losses on interest rate swaps arising during the period	(20)	(122)	—
Income tax benefit	179	279	311
Total other comprehensive loss	(429)	(494)	(442)
Comprehensive income	$15,874	$11,411	$14,467
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2015	8,699,410	$89	$76,549	$80,584	$(80)	$(6,310)	$150,832
Net income	—	—	—	14,909	—	—	14,909
Other comprehensive loss	—	—	—	—	(442)	—	(442)
Share-based compensation - restricted shares	36,864	1	993	—	—	—	994
Cash dividends ($0.48 per share)	—	—	—	(4,176)	—	—	(4,176)
Treasury stock purchased	(20,418)	—	—	—	—	(467)	(467)
Balance at December 31, 2016	8,715,856	90	77,542	91,317	(522)	(6,777)	161,650
Net income	—	—	—	11,905	—	—	11,905
Other comprehensive loss	—	—	—	—	(494)	—	(494)
Share-based compensation - restricted shares	62,746	—	1,078	—	—	—	1,078
Cash dividends ($0.52 per share)	—	—	—	(4,538)	—	—	(4,538)
Treasury stock purchased	(15,063)	—	—	—	—	(323)	(323)
Deferred tax revaluation adjustment	—	—	—	222	(222)	—	—
Balance at December 31, 2017	8,763,539	90	78,620	98,906	(1,238)	(7,100)	169,278
Net income	—	—	—	16,303	—	—	16,303
Other comprehensive loss	—	—	—	—	(429)	—	(429)
Share-based compensation - restricted shares	47,214	1	1,003	—	—	—	1,004
Cash dividends ($0.56 per share)	—	—	—	(4,916)	—	—	(4,916)
Treasury stock purchased	(25,273)	—	—	—	—	(533)	(533)
Deferred tax revaluation adjustment	—	—	—	17	(17)	—	—
Balance at December 31, 2018	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Operating activities
Net income	$16,303	$11,905	$14,909
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(432)	1,747	(1,108)
Impairment of tax credit investments	2,083	2,784	3,691
Provision for loan and lease losses	5,492	6,172	7,818
Depreciation, amortization and accretion, net	1,477	1,562	1,515
Share-based compensation	1,004	1,078	994
Net loss (gain) on sale of available-for-sale securities	4	403	(10)
Gain on sale of historic development entity state tax credit	—	(210)	—
Increase in value of bank-owned life insurance policies	(1,191)	(1,250)	(974)
Origination of loans for sale	(91,122)	(69,966)	(71,965)
Sale of loans originated for sale	89,480	70,500	78,546
Gain on sale of loans originated for sale	(1,451)	(1,617)	(4,990)
Net loss (gain) on foreclosed properties, including impairment valuation	367	(143)	122
Loan servicing right impairment valuation	69	—	—
Excess tax benefit from share-based compensation	(46)	(66)	(142)
Returns on investments in limited partnerships	413	459	250
Net increase in accrued interest receivable and other assets	(4,428)	(2,857)	(3,861)
Net increase in accrued interest payable and other liabilities	7,672	1,907	1,367
Net cash provided by operating activities	25,694	22,408	26,162
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	33,225	38,241	43,745
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	4,860	3,808	3,882
Proceeds from sale of available-for-sale securities	6,207	40,144	5,227
Purchases of available-for-sale securities	(52,763)	(60,399)	(56,356)
Purchases of held-to-maturity securities	(4,867)	(3,016)	(5,191)
Proceeds from sale of foreclosed properties	357	1,659	83
Net increase in loans and leases	(122,014)	(59,033)	(22,385)
Investments in limited partnerships	(188)	(500)	(750)
Returns of investments in limited partnerships	316	97	541
Investment in historic development entities	(905)	(5,312)	(3,456)
Distribution from historic development entities	69	—	—
Proceeds from sale of historic development entity state tax credit	—	2,764	—
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(9,018)	(16,275)	(1,308)
Proceeds from the sale of Federal Home Loan Bank Stock	7,448	12,736	2,020
Purchases of leasehold improvements and equipment, net	(969)	(1,242)	(584)
Purchases of bank owned life insurance policies	—	—	(9,750)
Premium payment on bank owned life insurance policies	(24)	(25)	(26)
Net cash used in investing activities	(138,266)	(46,353)	(44,308)
Financing activities
Net increase (decrease) in deposits	60,968	(144,486)	(38,256)
Repayment of Federal Home Loan Bank advances	(804,100)	(656,916)	(4,500)
Proceeds from Federal Home Loan Bank advances	895,100	806,916	30,000
Proceeds from issuance of subordinated notes payable	—	9,090	—
Repayment of subordinated notes payable	—	(7,875)	—
Net decrease in short-term borrowed funds	—	(1,000)	(1,500)
Net increase (decrease) in long-term borrowed funds	60	(1,901)	998

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash dividends paid	(4,916)	(4,538)	(4,176)
Purchase of treasury stock	(533)	(323)	(467)
Net cash provided by (used in) financing activities	146,579	(1,033)	(17,901)
Net increase (decrease) in cash and cash equivalents	34,007	(24,978)	(36,047)
Cash and cash equivalents at the beginning of the period	52,539	77,517	113,564
Cash and cash equivalents at the end of the period	$86,546	$52,539	$77,517
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$22,332	$14,872	$14,790
Income taxes paid	1,055	2,160	5,554
Non-cash investing and financing activities:
Transfer of loans from held-to-maturity to held-for-sale	—	12,896	11,504
Transfer of loans to foreclosed properties	2,202	—	—
Transfer from premises and equipment to foreclosed properties	—	1,113	—
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in the Wisconsin and greater Kansas City markets. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”) and investment portfolio administrative and asset/liability management services through First Business Consulting Services (“FBCS”), both divisions of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rates swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve and income taxes. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
Cash and Cash Equivalents. The Corporation considers federal funds sold, interest-bearing deposits and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value deemed to be other than temporary, are included in the Consolidated Statements of Income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2018 or 2017.
Discounts and premiums on securities are accreted and amortized into interest income using the effective yield method over the estimated life (based on maturity date, call date, or weighted average life) of the related security.
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
Loans Held for Sale. Residential real estate loans and the guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statement of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There was $5.3 million and $2.2 million in loans held for sale outstanding at December 31, 2018 and 2017, respectively.
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
The measurement of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay, and the appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired loans and leases, estimation of losses on types of loans and leases based on historical losses, and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense when it is determined an increase in the allowance for loan and lease losses is appropriate. A negative provision for loan and lease losses may be recognized if management determines a reduction in the level of allowance for loan and lease losses is appropriate. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
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
Impaired loans and leases are evaluated on an individual basis to determine the amount of specific reserve or charge-off required, if any. The measurement value of impaired loans and leases is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate (the contractual interest rate adjusted for any net deferred loan fees or costs, premium or discount existing at the origination or acquisition of the loan), the market price of the loan or lease, or the fair value of the underlying collateral less costs to sell, if the loan or lease is collateral dependent. A loan or lease is collateral dependent if repayment is expected to be provided principally by the underlying collateral. A loan’s effective interest rate may change over the life of the loan based on subsequent changes in rates or indices, or may be fixed at the rate in effect at the date the loan was determined to be impaired.
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
Foreclosed Properties. Property acquired by repossession, foreclosure, or by deed in lieu of foreclosure is recorded at the fair value of the underlying property, less costs to sell. This fair value becomes the new cost basis for the foreclosed property. Any write-down in the carrying value of a loan or lease at the time of acquisition is charged to the allowance for loan and lease losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues are recorded in non-interest expense. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense.
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $97.8 million and $97.7 million as of December 31, 2018 and 2017, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of each of December 31, 2018 and 2017, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. At December 31, 2018 and 2017, the Bank had FHLB stock of $7.2 million and $5.7 million, respectively. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the year ended December 31, 2018 or 2017.
Goodwill and Other Intangible Assets. Goodwill and other intangible assets consist primarily of goodwill, core deposit intangibles, and loan servicing rights. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of seven years. Loan servicing rights, when originated, are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing income. The Corporation reviews other intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
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
SBA Recourse Reserve. The Corporation establishes SBA recourse reserves on the guaranteed portions of sold SBA loans when it is probable that the guarantee may be ineligible. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets and consists of two components: (1) specific reserves for individually evaluated impaired loans that present a collateral shortfall where the guaranty associated with the sold portion of the SBA loan is determined to most likely be ineligible; and (2) general reserves for estimated probable losses on the remaining sold portfolio. The general reserve methodology is based on the evaluation of several factors, including but not limited to: credit quality trends within the SBA portfolio, changes in underlying collateral, and the Corporation’s ability to originate, fund, or service sold SBA loans in accordance with SBA regulations.
In the ordinary course of business, the Corporation sells the guaranteed portions of SBA loans to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management, servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program; however, there are no further obligations to the third-party participant required of the Corporation, other than standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults. See Note 18 for additional information on the SBA recourse reserve.
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
Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates, or equity prices. The Corporation’s primary market risk is interest rate risk. Instruments designed to manage interest rate risk include interest rate swaps, interest rate options, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments. Counterparty risk with respect to derivative instruments occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Counterparty risk is managed by limiting the counterparties to highly rated dealers, requiring collateral postings when values are in deficit positions, applying uniform credit standards to all activities with credit risk and monitoring the size and the maturity structure of the derivative portfolio.
All derivative instruments are to be carried at fair value on the Consolidated Balance Sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. In 2018 and 2017, the Corporation utilized interest rate swaps offered directly to qualified commercial borrowers, which did not qualify for hedge accounting, and therefore, all changes in fair value and gains and losses on these instruments were reported in earnings as they occurred. The effects of netting arrangements are disclosed within the Notes of the Consolidated Financial Statements.
In the fourth quarter of 2017, the Corporation began entering into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts are designated as a cash flow hedge as the receipt of floating interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in fair value of the hedging instrument is recorded in accumulated other comprehensive income.
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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2018 and 2017, realized securities losses of $4,000 and $403,000 were reclassified out of accumulated other comprehensive income, respectively.
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
Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies. These services include demand, time and savings products, the sale of certain non-deposit financial products and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products, services and locations, operations are managed and financial performance is evaluated on a corporate-wide basis. The Corporation’s business units have similar basic characteristics in the nature of the products, production processes and type or class of client for products or services; therefore, these business units are considered one operating segment.
Share-Based Compensation. The Corporation early adopted ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” on October 1, 2016 with an effective date of January 1, 2016. Upon vesting of restricted share awards subject to ASU No. 2016-09, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income. Excess tax benefits are included in other operating activities and taxes paid related to net share settlement of equity awards in financing activities within the Consolidated Statements of Cash Flows. The Corporation elected to account for forfeitures as they occur. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. See Note 12 for additional information on share-based compensation.

Adoption of New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with an original effective date for annual reporting periods beginning after December 15, 2016. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 to annual and interim reporting periods in fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU intends to improve the operability and understandability of the implementation guidance of ASU 2014-09 on principal versus agent considerations. In April, May and December 2016, the FASB also issued ASU No. 2016-10, No. 2016-12 and No. 2016-20, respectively, related to Topic 606. The amendments do not change the core principles of the previously issued guidance, but instead further clarify and provide implementation guidance for certain aspects of the original ASU.
During the first quarter of 2018, the Corporation adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, “ASC 606”) using the modified retrospective method. The majority of the Corporation’s revenues are derived from interest income and other sources that are outside the scope of ASC 606. The primary revenue streams subject to the guidance include trust and investment services fee income, service charges on deposits and the sale of foreclosed properties. The Corporation completed an assessment and evaluated contracts to assess and quantify accounting methodology changes resulting from these standards.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Subtopic 825-10).” The ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation adopted the accounting standard during the first quarter of 2018 and modified its fair value disclosure of financial instruments to reflect an exit price notion. The modifications were substantially related to loans and lease receivables, deposits, Federal Home Loan Bank advances and other borrowings. The Corporation did not have any equity securities subject to the fair value adjustment. The adoption of the standard did not have a material impact on the Corporation’s results of operations, financial position, and liquidity.
In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20).” The ASU requires that certain purchased callable debt securities held at a premium be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Corporation adopted the standard in the first quarter of 2018 with no material impact on its results of operations, financial position, and liquidity.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation- Stock Compensation (Topic 718).” The ASU provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Corporation adopted the standard in the first quarter of 2018 with no material impact on its results of operations, financial position, and liquidity.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220).” The ASU allowed a reclassification from accumulated comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Corporation early adopted the standard in the fourth quarter of 2017, which resulted in a $17,000 and $222,000 reclassification from accumulated comprehensive income to retained earnings during the year ended December 31, 2018 and 2017, respectively.
Recent Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may also elect to apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation will adopt the accounting standard prospectively during the first quarter of 2019. The Corporation leases office space, loan production offices and specialty financing production offices under noncancelable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The implementation efforts are completed, including the review of our leases and related accounting policies. As part of the adoption, we will elect certain optional practical expedients, including not recognizing short-term leases on the Consolidated Balance Sheets. The Corporation does not expect the accounting standard to have a material impact on its results of operations and liquidity. The estimated impact on its financial position is an $8.8 million lease liability with an offsetting $8.5 million right-of-use asset net of $312,000 of lease incentives and a $687,000 cumulative-effect adjustment to increase retained earnings on the Consolidated Balance Sheets.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, and any other financial asset not excluded from the scope that have the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after

December 15, 2018. The Corporation intends to adopt the accounting standard during the first quarter of 2020, as required, and is currently evaluating the impact on its results of operations, financial position and liquidity. A cross-functional committee has been established and a third-party software solution has been implemented to assist with the adoption of the standard. Management is in the process of gathering necessary data, reviewing potential methods to calculate the expected credit losses, and plans to calculate sample expected loss computations through 2019.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718).” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Corporation has evaluated adoption of this standard and determined it will not have any impact on its results of operations, financial position, and liquidity.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40).” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Implementation costs incurred in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendment also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and in the same income statement line item as the fees associated with the hosting element. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position, and liquidity.

Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $23.3 million and $17.1 million at December 31, 2018 and 2017, respectively. Required reserves in the form of either vault cash or deposits held at the FRB were $9.9 million and $16.8 million at December 31, 2018 and 2017, respectively. FRB balances were $43.6 million and $17.7 million at December 31, 2018 and 2017, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $63.2 million and $35.5 million at December 31, 2018 and 2017, respectively.

Note 3 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$—	$(9)	$990
Municipal securities	5,953	2	(69)	5,886
Mortgage backed securities - government issued	20,007	47	(426)	19,628
Mortgage backed securities - government-sponsored enterprises	110,928	279	(1,729)	109,478
Other securities	2,450	—	(74)	2,376
	$140,337	$328	$(2,307)	$138,358

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$1	$—	$1,000
Municipal securities	9,494	2	(82)	9,414
Mortgage backed securities - government issued	22,313	149	(213)	22,249
Mortgage backed securities - government-sponsored enterprises	91,480	24	(1,199)	90,305
Other securities	3,040	3	(6)	3,037
	$127,326	$179	$(1,500)	$126,005

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$21,066	$72	$(59)	$21,079
Mortgage backed securities - government issued	7,358	—	(172)	7,186
Mortgage backed securities - government-sponsored enterprises	9,307	2	(165)	9,144
	$37,731	$74	$(396)	$37,409

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
U.S. government agency securities - government-sponsored enterprises	$1,499	$—	$(9)	$1,490
Municipal securities	21,680	176	(34)	21,822
Mortgage backed securities - government issued	9,072	1	(130)	8,943
Mortgage backed securities - government-sponsored enterprises	5,527	—	(86)	5,441
	$37,778	$177	$(259)	$37,696

U.S. government agency securities - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal National Mortgage Association (“FNMA”). Municipal securities include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Mortgage backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Mortgage backed securities - government-sponsored enterprises include securities guaranteed by FHLMC and FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Gross gains	$22	$92	$10
Gross losses	(26)	(495)	—
Net (losses) gains on sale of available-for-sale securities	$(4)	$(403)	$10
Proceeds from sale of available-for-sale securities	$6,207	$40,144	$5,227
At December 31, 2018 and 2017, securities with a fair value of $11.5 million and $2.8 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
The amortized cost and fair value of securities by contractual maturity at December 31, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,801	$1,800	$771	$771
Due in one year through five years	21,353	21,027	11,834	11,822
Due in five through ten years	26,957	26,536	19,053	18,839
Due in over ten years	90,226	88,995	6,073	5,977
	$140,337	$138,358	$37,731	$37,409
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2018 and 2017. At December 31, 2018, the Corporation held 135 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2018, the Corporation held 128 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2018 and 2017.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency securities - government-sponsored enterprises	$—	$—	$990	$9	$990	$9
Municipal securities	—	—	4,371	69	4,371	69
Mortgage backed securities - government issued	—	—	13,748	426	13,748	426
Mortgage backed securities - government-sponsored enterprises	8,178	46	69,602	1,683	77,780	1,729
Other securities	238	7	2,138	67	2,376	74
	$8,416	$53	$90,849	$2,254	$99,265	$2,307

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
Municipal securities	$6,132	$43	$2,755	$39	$8,887	$82
Mortgage backed securities - government issued	7,104	40	6,715	173	13,819	213
Mortgage backed securities - government-sponsored enterprises	59,256	476	28,004	723	87,260	1,199
Other securities	1,954	6	—	—	1,954	6
	$74,446	$565	$37,474	$935	$111,920	$1,500
The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2018 and 2017. At December 31, 2018, the Corporation held 63 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were 37 held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of December 31, 2018. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2018 and 2017.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,876	$14	$4,364	$45	$11,240	$59
Mortgage backed securities - government issued	—	—	7,186	172	7,186	172
Mortgage backed securities - government-sponsored enterprises	4,038	24	4,338	141	8,376	165
	$10,914	$38	$15,888	$358	$26,802	$396

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
U.S. government agency securities - government-sponsored enterprises	$—	$—	$1,499	$9	$1,499	$9
Municipal securities	3,723	27	259	7	3,982	34
Mortgage backed securities - government issued	3,868	51	4,677	79	8,545	130
Mortgage backed securities - government-sponsored enterprises	—	—	5,527	86	5,527	86
	$7,591	$78	$11,962	$181	$19,553	$259

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2018	December 31, 2017
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$203,476	$200,387
Commercial real estate — non-owner occupied	484,427	470,236
Land development	42,666	40,154
Construction	161,562	125,157
Multi-family	167,868	136,978
1-4 family	34,340	44,976
Total commercial real estate	1,094,339	1,017,888
Commercial and industrial	462,321	429,002
Direct financing leases, net	33,170	30,787
Consumer and other:
Home equity and second mortgages	8,438	7,262
Other	20,789	18,099
Total consumer and other	29,227	25,361
Total gross loans and leases receivable	1,619,057	1,503,038
Less:
Allowance for loan and lease losses	20,425	18,763
Deferred loan fees	1,402	1,443
Loans and leases receivable, net	$1,597,230	$1,482,832
The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	December 31, 2018	December 31, 2017
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$23,898	$30,071
Other SBA loans(1)	22,024	22,254
Total SBA loans	$45,922	$52,325

(1)	Primarily consisted of SBA CAPLine, Express and impaired loans that were repurchased from the secondary market, all of which were not saleable as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, $13.2 million and $11.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market, participation interests in other originated loans and residential real estate loans. The total principal amount of the guaranteed portions of SBA loans sold during the year ended December 31, 2018 and 2017 was $14.1 million and $16.5 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2018 and 2017 have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2018 and 2017 was $83.3 million and $100.3 million, respectively.
The total principal amount of transferred participation interests in other originated commercial loans during the year ended December 31, 2018 and 2017 was $73.9 million and $63.6 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2018 and 2017 was $129.7 million and $106.4 million, respectively. As of December 31, 2018 and 2017, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $208.9 million and $181.7 million, respectively. No loans in this participation portfolio were considered impaired as of December 31, 2018 and 2017. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the Consolidated Balance Sheets as of December 31, 2018 and 2017 was $569,000 and $650,000, respectively.
The Corporation also previously sold residential real estate loans, servicing released, in the secondary market. The Corporation did not sell any residential real estate loans during the year ended December 31, 2018. The total principal amount of residential real estate loans sold during the year ended December 31, 2017 was $1.6 million. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred have been derecognized in the Consolidated Financial Statements. The loans were transferred at their fair value and the related gain was recognized as non-interest income upon the transfer in the Consolidated Financial Statements.
Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2018	December 31, 2017
	(In Thousands)
Balance at beginning of year	$10,513	$6,332
New loans	5,014	8,269
Repayments	(6,304)	(4,088)
Change due to status of executive officers and directors	(7,368)	—
Balance at end of year	$1,855	$10,513
The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	December 31, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$177,222	$15,085	$5,506	$5,663	$203,476
Commercial real estate — non-owner occupied	458,185	24,873	1,338	31	484,427
Land development	39,472	981	—	2,213	42,666
Construction	161,360	—	202	—	161,562
Multi-family	167,868	—	—	—	167,868
1-4 family	32,004	1,451	707	178	34,340
Total commercial real estate	1,036,111	42,390	7,753	8,085	1,094,339
Commercial and industrial	374,371	19,370	51,474	17,106	462,321
Direct financing leases, net	26,013	6,090	1,067	—	33,170
Consumer and other:
Home equity and second mortgages	8,385	3	50	—	8,438
Other	20,499	—	—	290	20,789
Total consumer and other	28,884	3	50	290	29,227
Total gross loans and leases receivable	$1,465,379	$67,853	$60,344	$25,481	$1,619,057
Category as a % of total portfolio	90.51%	4.19%	3.73%	1.57%	100.00%

	December 31, 2017
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$166,018	$18,442	$8,850	$7,077	$200,387
Commercial real estate — non-owner occupied	441,246	27,854	1,102	34	470,236
Land development	36,470	1,057	—	2,627	40,154
Construction	121,528	757	—	2,872	125,157
Multi-family	136,978	—	—	—	136,978
1-4 family	34,598	7,735	1,220	1,423	44,976
Total commercial real estate	936,838	55,845	11,172	14,033	1,017,888
Commercial and industrial	341,875	25,344	49,453	12,330	429,002
Direct financing leases, net	28,866	342	1,579	—	30,787
Consumer and other:
Home equity and second mortgages	7,250	8	—	4	7,262
Other	17,745	—	—	354	18,099
Total consumer and other	24,995	8	—	358	25,361
Total gross loans and leases receivable	$1,332,574	$81,539	$62,204	$26,721	$1,503,038
Category as a % of total portfolio	88.66%	5.42%	4.14%	1.78%	100.00%
Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon receipt and evaluation of updated financial information from the Corporation’s borrowers or as other circumstances dictate. The Corporation primarily uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition and are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and, depending on the size and nature of the credit, subject to various levels of review and concurrence on the stated risk rating. In addition to its nine grade risk rating system, the Corporation groups loans into four loan and related risk categories which determine the level and nature of review by management.
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
Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Bank. Category III loans and leases generally exhibit undesirable characteristics, such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and subcommittees of the Bank’s Loan Committee on a monthly basis.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases, with the exception of performing troubled debt restructurings, have been placed on non-accrual as management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and subcommittees of the Bank’s Loan Committee on a monthly basis.

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$157	$—	$—	$157	$197,656	$197,813
Non-owner occupied	—	2,272	—	2,272	482,124	484,396
Land development	—	—	—	—	40,453	40,453
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	826	247	—	1,073	444,144	445,217
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	—	—	20,499	20,499
Total	16,170	2,579	—	18,749	1,575,007	1,593,756
Non-accruing loans and leases
Commercial real estate:
Owner occupied	483	—	5,180	5,663	—	5,663
Non-owner occupied	—	—	31	31	—	31
Land development	—	—	119	119	2,094	2,213
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—
Commercial and industrial	2,322	—	12,108	14,430	2,674	17,104
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	279	279	11	290
Total	2,805	—	17,717	20,522	4,779	25,301
Total loans and leases
Commercial real estate:
Owner occupied	640	—	5,180	5,820	197,656	203,476
Non-owner occupied	—	2,272	31	2,303	482,124	484,427
Land development	—	—	119	119	42,547	42,666
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	3,148	247	12,108	15,503	446,818	462,321
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	279	279	20,510	20,789
Total	$18,975	$2,579	$17,717	$39,271	$1,579,786	$1,619,057
Percent of portfolio	1.17%	0.16%	1.09%	2.42%	97.58%	100.00%

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$193,366	$193,366
Non-owner occupied	—	—	—	—	470,202	470,202
Land development	—	—	—	—	37,528	37,528
Construction	—	196	—	196	122,089	122,285
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	—	496	43,319	43,815
Commercial and industrial	1,169	197	—	1,366	415,315	416,681
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	—	—	17,745	17,745
Total	1,771	393	—	2,164	1,474,485	1,476,649
Non-accruing loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	1,780	7,021
Non-owner occupied	—	—	—	—	34	34
Land development	—	—	—	—	2,626	2,626
Construction	—	—	2,872	2,872	—	2,872
Multi-family	—	—	—	—	—	—
1-4 family	—	—	948	948	213	1,161
Commercial and industrial	782	—	7,349	8,131	4,190	12,321
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	345	345	9	354
Total	1,187	—	16,350	17,537	8,852	26,389
Total loans and leases
Commercial real estate:
Owner occupied	405	—	4,836	5,241	195,146	200,387
Non-owner occupied	—	—	—	—	470,236	470,236
Land development	—	—	—	—	40,154	40,154
Construction	—	196	2,872	3,068	122,089	125,157
Multi-family	—	—	—	—	136,978	136,978
1-4 family	496	—	948	1,444	43,532	44,976
Commercial and industrial	1,951	197	7,349	9,497	419,505	429,002
Direct financing leases, net	—	—	—	—	30,787	30,787
Consumer and other:
Home equity and second mortgages	106	—	—	106	7,156	7,262
Other	—	—	345	345	17,754	18,099
Total	$2,958	$393	$16,350	$19,701	$1,483,337	$1,503,038
Percent of portfolio	0.20%	0.03%	1.09%	1.32%	98.68%	100.00%

The Corporation’s total impaired assets consisted of the following:

	December 31, 2018	December 31, 2017
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$5,663	$7,021
Commercial real estate — non-owner occupied	31	34
Land development	2,213	2,626
Construction	—	2,872
Multi-family	—	—
1-4 family	—	1,161
Total non-accrual commercial real estate	7,907	13,714
Commercial and industrial	17,104	12,321
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	290	354
Total non-accrual consumer and other loans	290	354
Total non-accrual loans and leases	25,301	26,389
Foreclosed properties, net	2,547	1,069
Total non-performing assets	27,848	27,458
Performing troubled debt restructurings	180	332
Total impaired assets	$28,028	$27,790

	December 31, 2018	December 31, 2017
Total non-accrual loans and leases to gross loans and leases	1.56%	1.76%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.72	1.83
Total non-performing assets to total assets	1.42	1.53
Allowance for loan and lease losses to gross loans and leases	1.26	1.25
Allowance for loan and lease losses to non-accrual loans and leases	80.73	71.10

As of December 31, 2018 and 2017, $7.6 million and $8.8 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of December 31, 2018.

All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

During the year ended December 31, 2018, no loans were modified to a troubled debt restructuring. The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Year Ended December 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	4	$4,374	$4,344
Consumer and other	1	17	17
Total	5	$4,391	$4,361

There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2018.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Year Ended December 31, 2018
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,273	$1,273	$—	$6,638	$756	$197	$559
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	6,828	7,527	—	8,809	1,058	980	78
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	279	945	—	305	55	—	55
Total	10,802	16,510	—	21,108	2,200	1,304	896
With impairment reserve recorded:
Commercial real estate:
Owner occupied	4,390	5,749	675	635	182	—	182
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	10,278	10,278	3,710	4,687	1,096	—	1,096
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	11	11	11	1	—	—	—
Total	14,679	16,038	4,396	5,323	1,278	—	1,278
Total:
Commercial real estate:
Owner occupied	5,663	7,022	675	7,273	938	197	741
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	17,106	17,805	3,710	13,496	2,154	980	1,174
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	290	956	11	306	55	—	55
Grand total	$25,481	$32,548	$4,396	$26,431	$3,478	$1,304	$2,174

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2017
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve		Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$7,077	$7,077		$—		$5,549		$613		$—	$613
Non-owner occupied	34	75		—		1,830		97		226	(129)
Land development	2,627	5,297		—		3,092		84		—	84
Construction	—	—	—	—	—	2,000	—	134	—	214	(80)
Multi-family	—	—		—		1		—		—	—
1-4 family	1,423	1,706		—		2,146		53		7	46
Commercial and industrial	5,465	6,502		—		3,634		858		7	851
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	4	3		—		7		—		—	—
Other	345	1,011		—		365		59		—	59
Total	16,975	21,671		—		18,624		1,898		454	1,444
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—		—		—		—		—	—
Non-owner occupied	—	—		—		—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—	—
Construction	2,872	2,872	—	415	—	2,252	—	158	—	—	158
Multi-family	—	—		—		—		—		—	—
1-4 family	—	—		—		—		—		—	—
Commercial and industrial	6,865	8,813		4,067		12,288		639		—	639
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		—		—		—	—
Other	9	9		9		—		—		—	—
Total	9,746	11,694		4,491		14,540		797		—	797
Total:
Commercial real estate:
Owner occupied	7,077	7,077		—		5,549		613		—	613
Non-owner occupied	34	75		—		1,830		97		226	(129)
Land development	2,627	5,297		—		3,092		84		—	84
Construction	2,872	2,872		415		4,252		292		214	78
Multi-family	—	—		—		1		—		—	—
1-4 family	1,423	1,706		—		2,146		53		7	46
Commercial and industrial	12,330	15,315		4,067		15,922		1,497		7	1,490
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	4	3		—		7		—		—	—
Other	354	1,020		9		365		59		—	59
Grand total	$26,721	$33,365		$4,491		$33,164		$2,695		$454	$2,241

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,788	$1,788	$—	$3,577	$328	$118	$210
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	436	438	—	291	20	—	20
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,379	2,379	—	2,755	125	94	31
Commercial and industrial	1,307	1,307	—	709	79	62	17
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	378	1,044	—	510	71	—	71
Total	11,345	14,722	—	13,371	838	614	224
With impairment reserve recorded:
Commercial real estate:
Owner occupied	499	499	70	111	28	—	28
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	2,482	2,482	1,790	834	45	—	45
Multi-family	—	—	—	—	—	—	—
1-4 family	193	199	39	203	5	—	5
Commercial and industrial	11,166	11,166	3,700	8,448	701	—	701
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	226	226	—	19	—	—	—
Total	14,566	14,572	5,599	9,615	779	—	779
Total:
Commercial real estate:
Owner occupied	2,287	2,287	70	3,688	356	118	238
Non-owner occupied	1,609	1,647	—	1,318	91	79	12
Land development	3,440	6,111	—	3,898	107	—	107
Construction	2,918	2,920	1,790	1,125	65	—	65
Multi-family	—	—	—	—	1	134	(133)
1-4 family	2,572	2,578	39	2,958	130	94	36
Commercial and industrial	12,473	12,473	3,700	9,157	780	62	718
Direct financing leases, net	—	—	—	6	—	—	—
Consumer and other:
Home equity and second mortgages	8	8	—	307	16	127	(111)
Other	604	1,270	—	529	71	—	71
Grand total	$25,911	$29,294	$5,599	$22,986	$1,617	$614	$1,003

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.
The difference between the recorded investment of loans and leases and the unpaid principal balance of $7.1 million, $6.6 million, and $3.4 million as of December 31, 2018, 2017, and 2016, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $180,000, $332,000, and $717,000 of loans as of

December 31, 2018, 2017, and 2016, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(4,501)	(1,545)	(55)	(6,101)
Recoveries	174	2,023	74	2,271
Net (charge-offs) recoveries	(4,327)	478	19	(3,830)
Provision for loan and lease losses	5,858	(624)	258	5,492
Ending balance	$11,662	$8,079	$684	$20,425

	As of and for the Year Ended December 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$12,384	$7,970	$558	$20,912
Charge-offs	(127)	(8,621)	(92)	(8,840)
Recoveries	153	323	43	519
Net recoveries (charge-offs)	26	(8,298)	(49)	(8,321)
Provision for loan and lease losses	(2,279)	8,553	(102)	6,172
Ending balance	$10,131	$8,225	$407	$18,763

	As of and for the Year Ended December 31, 2016
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,220	$4,387	$709	$16,316
Charge-offs	(1,194)	(2,273)	(127)	(3,594)
Recoveries	274	91	7	372
Net charge-offs	(920)	(2,182)	(120)	(3,222)
Provision for loan and lease losses	2,084	5,765	(31)	7,818
Ending balance	$12,384	$7,970	$558	$20,912

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology:

	December 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,987	$4,369	$673	$16,029
Individually evaluated for impairment	675	3,710	11	4,396
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,662	$8,079	$684	$20,425
Loans and lease receivables:
Collectively evaluated for impairment	$1,086,254	$478,385	$28,937	1,593,576
Individually evaluated for impairment	7,914	17,104	290	25,308
Loans acquired with deteriorated credit quality	171	2	—	173
Total	$1,094,339	$495,491	$29,227	$1,619,057

	December 31, 2017
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,716	$4,158	$398	$14,272
Individually evaluated for impairment	415	4,067	9	4,491
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$10,131	$8,225	$407	$18,763
Loans and lease receivables:
Collectively evaluated for impairment	$1,003,855	$447,459	$25,003	$1,476,317
Individually evaluated for impairment	13,506	12,324	358	26,188
Loans acquired with deteriorated credit quality	527	6	—	533
Total	$1,017,888	$459,789	$25,361	$1,503,038
The Corporation’s net investment in direct financing leases consists of the following:

	December 31, 2018	December 31, 2017
	(In Thousands)
Minimum lease payments receivable	$26,700	$24,898
Estimated unguaranteed residual values in leased property	9,330	8,312
Initial direct costs	73	76
Unearned lease and residual income	(2,933)	(2,499)
Investment in commercial direct financing leases	$33,170	$30,787
There were no impairments of residual value of leased property during the years ended December 31, 2018, 2017, and 2016.
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents based on use in excess of a stipulated minimum number of hours and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2019	$8,995
2020	6,676
2021	4,271
2022	3,285
2023	1,970
Thereafter	1,503
$26,700

Note 5 – Premises and Equipment
A summary of premises and equipment was as follows:

	As of December 31,
	2018	2017
	(In Thousands)
Leasehold improvements	$2,622	$2,550
Furniture and equipment	7,021	6,442
	9,643	8,992
Less: accumulated depreciation	(6,359)	(5,836)
Total premises and equipment, net	$3,284	$3,156
Depreciation expense was $835,000, $744,000, and $767,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 6 – Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2018 and 2017, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra in 2014.
The Corporation conducted its annual impairment test on July 1, 2018, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management determined no changes to factors occurred through December 31, 2018 that would negatively impact the goodwill test.
Other Intangible Assets
The Corporation has intangible assets that are amortized consisting of loan servicing rights and core deposit intangibles.
Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the years ended December 31, 2018, 2017, and 2016, loan servicing asset amortization totaled $786,000, $388,000, and $639,000, respectively.

The estimated fair value of the Corporation’s loan servicing asset was $1.3 million and $1.8 million as of December 31, 2018 and 2017, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. During the year ended December 31, 2018, a $69,000 valuation allowance was established.
The core deposit intangible has a finite life and is amortized over a period of seven years. The net book value of the core deposit intangible was $100,000 and $147,000 as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017, and 2016, amortization totaled $47,000, $55,000, and $62,000, respectively.

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
Historic Rehabilitation Tax Credits
In 2015, the Corporation invested in a development entity through BOC, a wholly-owned subsidiary of FBB, to acquire, rehabilitate and operate a historic building in Madison, Wisconsin. At December 31, 2018 and 2017, the net carrying value of the investment was $104,000 and $174,000, respectively. During 2016, the Corporation contributed an additional $2.8 million to the project, recognized $3.8 million in historic tax credits related to this investment and $3.3 million in impairment to the underlying investment.
In 2016, the Corporation also invested in a development entity through Mitchell Street, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Milwaukee, Wisconsin. At December 31, 2018 and 2017, the net carrying value of the investment was $570,000. The Corporation contributed an additional $217,000 and $4.9 million to the project in 2018 and 2017, respectively. During 2017, the Corporation recognized $3.0 million in federal historic tax credits related to this investment and sold the state historic tax credits associated with the investment to a third party for a pre-tax gain of $210,000. During 2018 and 2017 the Corporation recognized $217,000 and $2.3 million, respectively, in impairment to the underlying investment.
In 2017, the Corporation also invested in a development entity through FBB Tax Credit, a wholly-owned subsidiary of FBB, to rehabilitate a historic building in Kenosha, Wisconsin. At December 31, 2018 and 2017, the net carrying value of the investment was $417,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $2.1 million. The credits will be taken when the project is placed in service and are subject to a five-year recapture period.
In 2018, the Corporation also invested in a development entity through FBB Tax Credit, to rehabilitate a county courthouse in Waukesha, Wisconsin. At December 31, 2018, the net carrying value of the investment was $238,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $2.2 million. During 2018, the project was partially in service, and therefore, the Corporation recognized $868,000 in federal historic tax credits related to this investment and $544,000 in impairment to the underlying investment.
In 2018, the Corporation also invested in a development entity through FBB Tax Credit, to rehabilitate two buildings in Milwaukee, Wisconsin. At December 31, 2018, the net carrying value of the investment was $324,000. The aggregate capital contributions to the project will depend upon the final amount of the certified project costs, but are expected to approximate $4.6 million. During 2018, the project was partially in service, and therefore, the Corporation recognized $1.3 million in federal historic tax credits related to this investment and $873,000 in impairment to the underlying investment.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At December 31, 2018 and 2017, Rimrock Road had one CDE investment with a net carrying value of $6.1 million and $6.6 million respectively. The investment provides federal new market tax credits over the seven year compliance period through 2020. The remaining federal new market tax credit to be utilized was $900,000 as of December 31, 2018. The Corporation’s use of the federal new market tax credit during the years ended December 31, 2018 and 2017 was $450,000.

Other Investments
The Corporation has an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $600,000 and $904,000 recorded as of December 31, 2018 and 2017, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.4 million as of December 31, 2018 and 2017. The Corporation’s equity investment in Aldine Capital Fund III, LP, also a mezzanine fund, totaled $188,000 as of December 31, 2018. The Corporation’s share of these partnerships’ income included in the Consolidated Statements of Income for the years ended December 31, 2018 and 2017 was $459,000 and $354,000, respectively.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2018 and 2017 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets was as follows:

	December 31, 2018	December 31, 2017
	(In Thousands)
Accrued interest receivable	$5,684	$5,019
Net deferred tax asset	3,172	2,584
Investment in historic development entities	1,653	1,161
Investment in a community development entity	6,081	6,591
Investment in limited partnerships	4,176	4,261
Investment in Trust II	315	315
Fair value of interest rate swaps	4,637	942
Prepaid expenses	2,894	3,091
Other assets	6,039	5,884
Total accrued interest receivable and other assets	$34,651	$29,848

Note 8 – Deposits
The composition of deposits was as follows:

	December 31, 2018			December 31, 2017
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$280,769	$241,529	—%	$277,445	$230,907	—%
Interest-bearing transaction accounts	229,612	269,943	0.99	217,625	226,540	0.59
Money market accounts	516,045	491,756	1.09	515,077	583,241	0.47
Certificates of deposit	153,022	94,172	1.70	76,199	56,667	1.00
Wholesale deposits	275,851	302,440	1.95	307,985	361,712	1.70
Total deposits	$1,455,299	$1,399,840	1.11	$1,394,331	$1,459,067	0.74

A summary of annual maturities of certificates of deposit outstanding and wholesale deposits at December 31, 2018 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2019	$224,939
2020	119,881
2021	34,313
2022	24,145
2023	5,809
Thereafter	19,786
$428,873
Deposits include approximately $61.9 million and $13.4 million of certificates of deposit and wholesale deposits which are denominated in amounts of $250,000 or more at December 31, 2018 and 2017, respectively.

Note 9 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds was as follows:

	December 31, 2018			December 31, 2017
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$119	2.43%	$—	$66	1.22%
FHLB advances	274,500	274,382	2.06	183,500	105,276	1.40
Line of credit	—	3	4.47	10	328	3.64
Other borrowings(1)	675	675	7.94	675	1,241	14.50
Subordinated notes payable	23,769	23,739	6.64	23,713	23,161	6.93
Junior subordinated notes	10,033	10,025	11.10	10,019	10,011	11.11
	$308,977	$308,943	2.72	$217,917	$140,083	3.14
Short-term borrowings	$136,500			$37,010
Long-term borrowings	172,477			180,907
	$308,977			$217,917

(1)	Weighted average rate of other borrowings reflects the cost of prepaying a secured borrowing during the second quarter of 2017.

The Corporation has a $435.2 million FHLB line of credit available for advances and open line borrowings which is collateralized as noted below. At December 31, 2018, $160.7 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2018 and 2017. There were $274.5 million of term FHLB advances outstanding at December 31, 2018 with stated fixed interest rates ranging from 1.29% to 2.75% compared to $183.5 million of term FHLB advances outstanding at December 31, 2017 with stated fixed interest rates ranging from 1.20% to 2.42%. The term FHLB advances outstanding at December 31, 2018 are due at various dates through August 2024.
The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $435.2 million and $388.2 million were pledged as collateral at December 31, 2018 and 2017, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2018, the line of credit carried an interest rate of LIBOR + 2.75% with an interest rate floor of 3.125% that matured on February 20, 2019 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2018 and 2017 the Corporation incurred $13,000 additional interest expense due to this fee. On February 19, 2019, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% and a maturity date of February 20, 2020. There was no outstanding balance on the line of credit as of December 31, 2018.
The Corporation has subordinated notes payable. At December 31, 2018, the amount of subordinated notes payable outstanding was $23.8 million, which qualified for Tier 2 capital. At December 31, 2018, $15.0 million bore a fixed interest rate of 6.50% with a maturity date of September 1, 2024 and $9.1 million bore a fixed interest rate of 6.00% with a maturity date of April 15, 2027. There are no debt covenants on the subordinated notes payable. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance. As of December 31, 2018, $321,000 of debt issuance costs remain in the subordinated notes payable balance.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% junior subordinated notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. As of December 31, 2018, $282,000 of debt issuance costs remain reflected in junior subordinated notes on the Consolidated Balance Sheets.
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
In August 2018, the Federal Reserve published a final rule revising the Small Bank Holding Company Policy Statement (“Policy Statement”) that raised the total consolidated asset limit from $1 billion to $3 billion. Based on the criteria in the Policy Statement, effective immediately, the Corporation is no longer subject to the capital requirements of the Basel III Rule and is deemed to be “well-capitalized”. Therefore, the consolidated capital ratios have been excluded from the below table as of December 31, 2018. Additionally, the Corporation is no longer required to file quarterly consolidated holding company reports with the Federal Reserve. Beginning December 31, 2018, the Corporation is required to submit holding company only reports on a bi-annual basis.
As of December 31, 2018, the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarizes the Bank’s capital ratios and the ratios required by their federal regulator at December 31, 2018:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2018
First Business Bank
Total capital (to risk-weighted assets)	$220,474	11.49%	$153,456	8.00%	$189,422	9.875%	$191,820	10.00%
Tier 1 capital (to risk-weighted assets)	197,093	10.27	115,092	6.00	151,058	7.88	153,456	8.00
Common equity tier 1 capital (to risk-weighted assets)	197,093	10.27	86,319	4.50	122,285	6.375	124,683	6.50
Tier 1 leverage capital (to adjusted assets)	197,093	10.20	77,301	4.00	77,301	4.00	96,626	5.00

The following table summarizes both the Corporation’s and Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2017:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2017
Total capital (to risk-weighted assets)
Consolidated	$214,501	11.98%	$143,219	8.00%	$165,597	9.250%	N/A	N/A
First Business Bank	207,986	11.66	142,736	8.00	165,038	9.250	$178,420	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$169,176	9.45%	$107,414	6.00%	$129,792	7.250%	N/A	N/A
First Business Bank	186,374	10.45	107,052	6.00	129,354	7.250	$142,736	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$159,157	8.89%	$80,561	4.50%	$102,939	5.750%	N/A	N/A
First Business Bank	186,374	10.45	80,289	4.50	102,591	5.750	$115,973	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$169,176	9.54%	$70,920	4.00%	$70,920	4.00%	N/A	N/A
First Business Bank	186,374	10.56	70,617	4.00	70,617	4.00	$88,272	5.00%
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2018 and 2017, respectively:

	As of December 31,
	2018	2017
	(In Thousands)
Stockholders’ equity of the Corporation	$180,707	$169,278
Net unrealized and accumulated losses on specific items	1,684	1,238
Disallowed servicing assets	(751)	(848)
Disallowed goodwill and other intangibles	(10,498)	(10,511)
Junior subordinated notes	10,033	10,019
Tier 1 capital	181,175	169,176
Allowable general valuation allowances and subordinated debt	47,150	45,325
Total capital	$228,325	$214,501

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

There were no anti-dilutive employee share-based awards for the years ended December 31, 2018, 2017, and 2016.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$16,303	$11,905	$14,909
Less: earnings allocated to participating securities	240	162	219
Basic earnings allocated to common shareholders	$16,063	$11,743	$14,690
Weighted-average common shares outstanding, excluding participating securities	8,640,198	8,612,770	8,573,722
Basic earnings per common share	$1.86	$1.36	$1.71

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$16,063	$11,743	$14,690
Weighted-average diluted common shares outstanding, excluding participating securities	8,640,198	8,612,770	8,573,722
Diluted earnings per common share	$1.86	$1.36	$1.71

Note 12 – Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2018, 164,621 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock, restricted stock units and other stock based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
Restricted stock activity was as follows:

	For the Year Ended December 31,
	2018		2017		2016
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of year	130,441	$21.43	116,245	$21.13	135,471	$20.13
Granted	66,498	20.57	71,130	21.67	60,415	22.74
Vested	(46,034)	21.01	(48,550)	21.51	(56,090)	18.71
Forfeited	(19,284)	22.25	(8,384)	21.65	(23,551)	20.90
Nonvested balance as of end of year	131,621	21.02	130,441	21.43	116,245	21.13

As of December 31, 2018, the Corporation had $2.5 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.9 years.
Share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Share-based compensation expense	$1,004	$1,078	$994

Note 13 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3.0% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6.0% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3.0% to all eligible employees which totaled $700,000, $626,000, and $621,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Discretionary contributions of 1.0%, or $180,000, 1.0%, or $183,000, and 1.2%, or $207,000, were made in 2018, 2017, and 2016, respectively.
As of December 31, 2018, 2017, and 2016, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2018, 2017, and 2016 was $150,000, $132,000, and $124,000, respectively. The present value of future payments under the remaining plan of $1.3 million and $1.1 million at December 31, 2018 and 2017, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.5 million and $5.9 million, respectively, at December 31, 2018 and cash surrender values and death benefits of approximately $2.4 million and $5.9 million, respectively, at December 31, 2017. The remaining balance of the cash surrender value of bank-owned life insurance of $39.0 million and $37.9 million as of December 31, 2018 and 2017, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 14 – Leases

The Corporation leases various office spaces, loan production offices and specialty financing production offices under noncancelable operating leases which expire on various dates through 2028. The Corporation’s total rent expense was $2.1 million, $1.9 million, and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Rent expense is recognized on a straight-line basis. The Corporation also leases other office equipment. Rental expense for these operating leases was $159,000, $129,000, and $136,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows:

(In Thousands)
2019	$1,690
2020	1,613
2021	1,434
2022	1,410
2023	1,014
Thereafter	3,063
$10,224

Note 15 - Other Non-Interest Expense

A summary of other non-interest expenses is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
General and administrative expenses	$1,877	$1,905	$1,545
Travel and other employee expenses	1,530	1,298	1,354
Partnership income(1)	—	—	(790)
Other expenses	23	12	129
Total other non-interest expense	$3,430	$3,215	$2,238

(1)	Partnership income was recorded in other non-interest income for the years ended December 31, 2018 and 2017.

Note 16 – Income Taxes
Income tax expense consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Current:
Federal	$729	$131	$2,839
State	1,054	448	425
Current tax expense	1,783	579	3,264
Deferred:
Federal	(367)	1,657	(1,000)
State	(65)	90	(108)
Deferred tax (benefit) expense	(432)	1,747	(1,108)
Total income tax expense	$1,351	$2,326	$2,156
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the period in which the temporary differences are expected to be recovered or settled. Effective January 1, 2018, the enactment of the Tax Cuts and Jobs Act (the “Act”) reduced the corporate federal income tax rate to 21% from 35%, which required the Corporation to revalue its deferred taxes as of December 31, 2017. The revaluation resulted in a $629,000 reduction to the Corporation’s net deferred tax assets with a corresponding increase to income tax expense during the year ended December 31, 2017. Net deferred tax assets are included in accrued interest receivable and other assets in the Consolidated Balance Sheets.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Act’s enactment, during which a company acting in good faith may complete the accounting for the impacts of the Act. In accordance with SAB 118, a company will reflect the income tax effects of the Act in the reporting period in which the accounting is complete.
The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2018	December 31, 2017
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,424	$4,795
SBA recourse reserve	785	729
Deferred compensation	1,045	482
State net operating loss carryforwards	571	615
Tax credit carryforwards	1,373	—
Non-accrual loan interest	1,472	942
Capital loss carryforwards	22	21
Unrealized losses on securities	579	423
Other	68	450
Total deferred tax assets before valuation allowance	11,339	8,457
Valuation allowance	—	—
Total deferred tax assets	11,339	8,457
Deferred tax liabilities:
Leasing and fixed asset activities	6,965	5,338
Loan servicing asset	358	471
Other	844	64
Total deferred tax liabilities	8,167	5,873
Net deferred tax asset	$3,172	$2,584
The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense is as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
	(In Thousands)
Change in net deferred tax assets	$588	$(1,468)	$1,419
Deferred taxes allocated to other comprehensive income	(156)	(279)	(311)
Deferred income tax benefit (expense)	$432	$(1,747)	$1,108
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
The Corporation had state net operating loss carryforwards of approximately $9.1 million and $9.9 million at December 31, 2018 and 2017, respectively, which can be used to offset future state taxable income. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established as of December 31, 2018.
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Income before income tax expense	$17,654	$14,231	$17,065
Tax expense at statutory federal rate of 21%, 35% and 35% applied to income before income tax expense, respectively	$3,707	$4,981	$5,973
State income tax, net of federal effect	803	511	206
Tax-exempt security and loan income, net of TEFRA adjustments	(847)	(1,045)	(1,114)
Bank-owned life insurance	(250)	(438)	(341)
Tax credits, net	(2,157)	(2,390)	(2,696)
Deferred tax revaluation adjustment	—	629	—
Other	95	78	128
Total income tax expense	$1,351	$2,326	$2,156
Effective tax rate	7.65%	16.34%	12.63%
There were no uncertain tax positions outstanding as of December 31, 2018 and 2017. As of December 31, 2018, tax years remaining open for the State of Wisconsin tax were 2014 through 2017. Federal tax years that remained open were 2015 through 2017. As of December 31, 2018, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 17 – Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At December 31, 2018, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $144.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between April 2019 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $4.6 million, included in accrued interest receivable and other assets, and as a derivative liability of $70,000, included in accrued interest payable and other liabilities. As of December 31, 2018, no interest rate swaps were in default.
At December 31, 2018, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $144.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in April 2019 through July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet as a net derivative liability of $4.5 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $4.6 million and a gross derivative asset of $70,000. No right of offset existed with the dealer counterparty swaps as of December 31, 2018.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2018 and 2017 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of December 31, 2018, the aggregate notional value of interest rate swaps designated as cash flow hedges was $54.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $20,000 was recognized in other comprehensive income for the year ended December 31, 2018 and there was no ineffective portion of these hedges information about the balance sheet location and fair value of the Corporation’s derivative instruments to qualified commercial borrowers as of December 31, 2018 and 2017.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2018	Accrued interest receivable and other assets	$4,637	Accrued interest payable and other liabilities	$4,637
December 31, 2017	Accrued interest receivable and other assets	$942	Accrued interest payable and other liabilities	$942
Derivatives designated as hedging instruments
December 31, 2018	Accumulated other comprehensive income (1)	$142	Accrued interest payable and other liabilities	$142
December 31, 2017	Accumulated other comprehensive income (1)	$122	Accrued interest payable and other liabilities	$122

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
In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance-sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2018 and 2017, there were no accrued credit losses for financial instruments with off-balance-sheet risk.
Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2018	2017
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$553,801	$497,993
Standby letters of credit	12,436	13,845

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $3.0 million and $2.8 million at December 31, 2018 and 2017, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and For the Year Ended December 31,
	2018	2017
	(In Thousands)
Balance at the beginning of the period	$2,849	$1,750
SBA recourse provision	1,913	2,240
Charge-offs, net	(1,806)	(1,141)
Balance at the end of the period	$2,956	$2,849
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$990	$—	$990
Municipal securities	—	5,886	—	5,886
Mortgage backed securities - government issued	—	19,628	—	19,628
Mortgage backed securities - government-sponsored enterprises	—	109,478	—	109,478
Other securities	—	2,376	—	2,376
Interest rate swaps	—	4,637	—	4,637
Liabilities:
Interest rate swaps	—	4,779	—	4,779

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$1,000	$—	$1,000
Municipal securities	—	9,414	—	9,414
Mortgage backed securities - government issued	—	22,249	—	22,249
Mortgage backed securities - government-sponsored enterprises	—	90,305	—	90,305
Other securities	—	3,037	—	3,037
Interest rate swaps	—	942	—	942
Liabilities:
Interest rate swaps	—	1,064	—	1,064

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2018 or 2017 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$13,935	$1,771	$15,706
Foreclosed properties	—	2,547	—	2,547
Loan servicing rights	—	—	1,278	1,278

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$10,063	$5,084	$15,147
Foreclosed properties	—	1,069	—	1,069
Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $15.7 million and $15.1 million at December 31, 2018 and 2017, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets or other observable market data, and are reflected within Level 2 of the hierarchy. In cases where an input is unobservable, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable value, the impaired loan balance is reflected within Level 3 of the hierarchy. The quantification of unobservable inputs for Level 3 impaired loan values range from 15% - 50% as of the measurement date of December 31, 2018. The weighted average of those unobservable inputs was 34%. The majority of the impaired loans in the Level 3 category are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$86,546	$86,546	$67,246	$19,300	$—
Securities available-for-sale	138,358	138,358	—	138,358	—
Securities held-to-maturity	37,731	37,409	—	37,409	—
Loans held for sale	5,287	5,816	—	5,816	—
Loans and lease receivables, net	1,597,230	1,589,323	—	13,935	1,575,388
Federal Home Loan Bank stock	7,240	N/A	N/A	N/A	N/A
Accrued interest receivable	5,684	5,684	5,684	—	—
Interest rate swaps	4,637	4,637	—	4,637	—
Financial liabilities:
Deposits	1,455,299	1,453,482	1,026,648	426,834	—
Federal Home Loan Bank advances and other borrowings	298,944	294,127	—	294,127	—
Junior subordinated notes	10,033	9,955	—	—	9,955
Accrued interest payable	3,696	3,696	3,696	—	—
Interest rate swaps	4,779	4,779	—	4,779	—
Off-balance-sheet items:
Standby letters of credit	59	59	—	—	59
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2017
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$52,539	$52,539	$35,114	$17,425	$—
Securities available-for-sale	126,005	126,005	—	126,005	—
Securities held-to-maturity	37,778	37,696	—	37,696	—
Loans held for sale	2,194	2,413	—	2,413	—
Loans and lease receivables, net	1,482,832	1,482,664	—	10,063	1,472,601
Federal Home Loan Bank stock	5,670	N/A	N/A	N/A	N/A
Accrued interest receivable	5,019	5,019	5,019	—	—
Interest rate swaps	942	942	—	942	—
Financial liabilities:
Deposits	1,394,331	1,391,801	1,010,147	381,654	—
Federal Home Loan Bank advances and other borrowings	207,898	191,441	—	191,441	—
Junior subordinated notes	10,019	8,836	—	—	8,836
Accrued interest payable	2,095	2,095	2,095	—	—
Interest rate swaps	1,064	1,064	—	1,064	—
Off-balance-sheet items:
Standby letters of credit	75	75	—	—	75
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

Note 20 – Condensed Parent Only Financial Information
The following represents the condensed financial information of FBFS only:
Condensed Balance Sheets

	December 31, 2018	December 31, 2017
	(In Thousands)
Assets
Cash and due from banks	$3,699	$1,472
Investments in subsidiaries, at equity	206,973	196,810
Leasehold improvements and equipment, net	2,036	2,067
Other assets	5,444	5,993
Total assets	$218,152	$206,342
Liabilities and Stockholders’ Equity
Borrowed funds	$33,802	$33,742
Other liabilities	3,643	3,322
Total liabilities	37,445	37,064
Stockholders’ equity	180,707	169,278
Total liabilities and stockholders’ equity	$218,152	$206,342

Condensed Statements of Income

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Interest expense	$2,703	$2,744	$2,799
Non-interest income
Consulting and rental income from consolidated subsidiaries	20,267	19,139	16,036
Other non-interest income	33	34	33
Total non-interest income	20,300	19,173	16,069
Non-interest expense	22,866	21,575	19,250
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	5,269	5,146	5,980
Income tax benefit	1,478	1,965	2,170
Loss before equity in undistributed net income of consolidated subsidiaries	3,791	3,181	3,810
Equity in undistributed net income of consolidated subsidiaries	20,094	15,086	18,719
Net income	$16,303	$11,905	$14,909

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Operating activities
Net income	$16,303	$11,905	$14,909
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(20,094)	(15,086)	(18,719)
Share-based compensation	1,004	1,078	994
Excess tax benefit from share-based compensation	(24)	(37)	(83)
Net increase (decrease) in other liabilities	321	(4,170)	1,198
Other, net	72	(2,233)	(3,162)
Net cash used in operating activities	(2,418)	(8,543)	(4,863)
Investing activities
Dividends received from subsidiaries	10,034	14,534	13,534
Capital contributions to subsidiaries	—	—	(3,500)
Net cash provided by investing activities	10,034	14,534	10,034
Financing activities
Net increase (decrease) in short-term borrowed funds	60	(1,000)	(1,500)
Proceeds from issuance of subordinated notes payable	—	9,090	—
Repayment of subordinated notes payable	—	(7,875)	—
Purchase of treasury stock	(533)	(323)	(467)
Cash dividends paid	(4,916)	(4,538)	(4,176)
Net cash used in financing activities	(5,389)	(4,646)	(6,143)
Net increase (decrease) in cash and due from banks	2,227	1,345	(972)
Cash and due from banks at the beginning of the period	1,472	127	1,099
Cash and due from banks at the end of the period	$3,699	$1,472	$127

Note 21 – Condensed Quarterly Earnings (unaudited)

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$24,522	$23,563	$22,468	$20,722	$19,504	$18,634	$19,225	$18,447
Interest expense	7,407	6,469	5,537	4,520	4,146	3,751	3,746	3,559
Net interest income	17,115	17,094	16,931	16,202	15,358	14,883	15,479	14,888
Provision for loan and lease losses	983	(546)	2,579	2,476	473	1,471	3,656	572
Non-interest income	4,648	4,871	3,982	4,667	3,525	4,339	4,738	4,063
Non-interest expense	18,244	15,746	14,467	13,907	14,859	14,231	14,221	13,560
Income before income tax expense	2,536	6,765	3,867	4,486	3,551	3,520	2,340	4,819
Income tax (benefit) expense	(1,528)	1,464	578	837	(486)	936	454	1,422
Net income	$4,064	$5,301	$3,289	$3,649	$4,037	$2,584	$1,886	$3,397
Per common share:
Basic earnings	$0.46	$0.60	$0.38	$0.42	$0.46	$0.30	$0.22	$0.39
Diluted earnings	0.46	0.60	0.38	0.42	0.46	0.30	0.22	0.39
Dividends declared	0.14	0.14	0.14	0.14	0.13	0.13	0.13	0.13

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
First Business Financial Services, Inc.
Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of First Business Financial Services, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2017, which is the year the engagement letter was signed for the audit of the 2018 financial statements.
Oak Brook, Illinois
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
First Business Financial Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP

We served as the Company’s auditor from 1999 to 2017.
Chicago, Illinois
March 9, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2018.

Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 2, 2019 under the captions “Item 1 - Election of Directors,” “Corporate Governance Principles and Practices” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information presented in Item 1 of this document is incorporated herein by reference.

(c)
Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com. The Corporation intends to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and persons performing similar functions, by posting such information to the Corporation’s website.

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 2, 2019 under the captions “Executive Compensation,” “Summary Compensation Table,” “Long Term Incentive Plans,” “Outstanding Equity Awards at December 31, 2018,” “Disclosure Regarding Termination and Change in Control Provisions” and “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 2, 2019 under the caption “Principal Shareholders” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	164,621
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 2, 2019 under the captions “Related Party Transactions” and “Corporate Governance Principles and Practices” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 2, 2019 under the caption “Miscellaneous” is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
The Consolidated Financial Statements listed on the Index included under “Item 8. Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.
Exhibit Index

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 10, 2017)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 31, 2018)

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

10.6*	Annual Cash Bonus Plan, effective January 1, 2019 (filed herewith in accordance with Item 10(d) of Regulation S-K)

10.7*	Offer Letter between the Company and David R. Seiler. accepted March 25, 2016 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 8, 2016)

10.8*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 20, 2019)

21	Subsidiaries of the Registrant

23.1	Consent of Crowe LLP

23.2	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 28, 2019	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	February 28, 2019
Corey A. Chambas	(principal executive officer)

/s/ Edward G. Sloane, Jr.	Chief Financial Officer	February 28, 2019
Edward G. Sloane, Jr.	(principal financial officer)

/s/ Peggy J. Stebbins	Chief Accounting Officer & Controller	February 28, 2019
Peggy J. Stebbins	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 28, 2019
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 28, 2019
Laurie S. Benson

/s/ Mark D. Bugher	Director	February 28, 2019
Mark D. Bugher

/s/ Carla C. Chavarria	Director	February 28, 2019
Carla C. Chavarria

/s/ Jan A. Eddy	Director	February 28, 2019
Jan A. Eddy

/s/ John J. Harris	Director	February 28, 2019
John J. Harris

/s/ Ralph R. Kauten	Director	February 28, 2019
Ralph R. Kauten

/s/ Timothy J. Keane	Director	February 28, 2019
Timothy J. Keane

/s/ W. Kent Lorenz	Director	February 28, 2019
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 28, 2019
Daniel P. Olszewski

/s/ Carol P. Sanders	Director	February 28, 2019
Carol P. Sanders