Form 10-Q
period 2019-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2019-04-26
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 22, 2019 was 8,751,132 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$17,682	$23,319
Short-term investments	38,653	63,227
Cash and cash equivalents	56,335	86,546
Securities available-for-sale, at fair value	156,783	138,358
Securities held-to-maturity, at amortized cost	35,914	37,731
Loans held for sale	5,447	5,287
Loans and leases receivable, net of allowance for loan and lease losses of $20,449 and $20,425, respectively	1,636,197	1,597,230
Premises and equipment, net	3,043	3,284
Foreclosed properties	2,547	2,547
Right-of-use assets	8,180	—
Bank-owned life insurance	41,830	41,538
Federal Home Loan Bank stock, at cost	6,635	7,240
Goodwill and other intangible assets	12,017	12,045
Accrued interest receivable and other assets	40,714	34,651
Total assets	$2,005,642	$1,966,457
Liabilities and Stockholders’ Equity
Deposits	$1,501,706	$1,455,299
Federal Home Loan Bank advances and other borrowings	269,958	298,944
Junior subordinated notes	10,037	10,033
Lease liabilities	8,504	—
Accrued interest payable and other liabilities	30,337	21,474
Total liabilities	1,820,542	1,785,750
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,118,929 and 9,069,199 shares issued, 8,765,136 and 8,785,480 shares outstanding at March 31, 2019 and December 31, 2018, respectively	91	91
Additional paid-in capital	79,941	79,623
Retained earnings	115,584	110,310
Accumulated other comprehensive loss	(1,405)	(1,684)
Treasury stock, 353,793 and 283,719 shares at March 31, 2019 and December 31, 2018, respectively, at cost	(9,111)	(7,633)
Total stockholders’ equity	185,100	180,707
Total liabilities and stockholders’ equity	$2,005,642	$1,966,457

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$24,207	$19,661
Securities	1,095	856
Short-term investments	377	205
Total interest income	25,679	20,722
Interest expense
Deposits	5,796	2,830
Federal Home Loan Bank advances and other borrowings	1,855	1,416
Junior subordinated notes	274	274
Total interest expense	7,925	4,520
Net interest income	17,754	16,202
Provision for loan and lease losses	49	2,476
Net interest income after provision for loan and lease losses	17,705	13,726
Non-interest income
Trust and investment service fees	1,927	1,898
Gain on sale of Small Business Administration loans	242	269
Service charges on deposits	777	784
Loan fees	414	527
Increase in cash surrender value of bank-owned life insurance	292	292
Commercial loan swap fees	473	633
Other non-interest income	513	264
Total non-interest income	4,638	4,667
Non-interest expense
Compensation	10,165	9,071
Occupancy	590	529
Professional fees	1,210	1,035
Data processing	581	611
Marketing	482	333
Equipment	389	343
Computer software	799	742
FDIC insurance	293	299
Collateral liquidation costs	(91)	1
Impairment of tax credit investments	2,014	113
SBA recourse provision	481	(295)
Other non-interest expense	829	1,125
Total non-interest expense	17,742	13,907
Income before income tax (benefit) expense	4,601	4,486
Income tax (benefit) expense	(1,298)	837
Net income	$5,899	$3,649
Earnings per common share
Basic	$0.67	$0.42
Diluted	0.67	0.42
Dividends declared per share	0.15	0.14

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In Thousands)
Net income	$5,899	$3,649
Other comprehensive income, before tax
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	1,311	(1,359)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	14	19
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(950)	672
Income tax (expense) benefit	(96)	165
Total other comprehensive income (loss)	279	(503)
Comprehensive income	$6,178	$3,146

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2018	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278
Net income	—	—	—	3,649	—	—	3,649
Other comprehensive loss	—	—	—	—	(503)	—	(503)
Share-based compensation - restricted shares, net	1,055	—	286	—	—	—	286
Cash dividends ($0.14 per share)	—	—	—	(1,226)	—	—	(1,226)
Treasury stock purchased	(174)	—	—	—	—	(4)	(4)
Balance at March 31, 2018	8,764,420	$90	$78,906	$101,329	$(1,741)	$(7,104)	$171,480

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2019	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	5,899	—	—	5,899
Other comprehensive income	—	—	—	—	279	—	279
Share-based compensation - restricted shares, net	49,730	—	318	—	—	—	318
Cash dividends ($0.15 per share)	—	—	—	(1,312)	—	—	(1,312)
Treasury stock purchased	(70,074)	—	—	—	—	(1,478)	(1,478)
Balance at March 31, 2019	8,765,136	$91	$79,941	$115,584	$(1,405)	$(9,111)	$185,100

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In Thousands)
Operating activities
Net income	$5,899	$3,649
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,150)	(3,903)
Impairment of tax credit investments	2,014	113
Provision for loan and lease losses	49	2,476
Depreciation, amortization and accretion, net	651	362
Share-based compensation	318	286
Increase in value of bank-owned life insurance policies	(292)	(292)
Origination of loans for sale	(9,277)	(24,035)
Sale of loans originated for sale	9,358	23,069
Gain on sale of loans originated for sale	(242)	(269)
Excess tax benefit from share-based compensation	(5)	(5)
Payments on operating leases	(379)	—
Net (increase) decrease in accrued interest receivable and other assets	(6,144)	2,522
Net increase in accrued interest payable and other liabilities	9,863	4,579
Net cash provided by operating activities	10,663	8,552
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	5,653	7,179
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,795	755
Purchases of available-for-sale securities	(22,812)	(10,584)
Purchases of held-to-maturity securities	—	(4,875)
Net increase in loans and leases	(38,893)	(64,892)
Returns of investments in limited partnerships	281	—
Investment in historic development entities	(2,137)	(689)
Investment in Federal Home Loan Bank stock	(1,260)	(4,798)
Proceeds from the sale of Federal Home Loan Bank stock	1,865	1,818
Purchases of leasehold improvements and equipment, net	—	(297)
Net cash used in investing activities	(55,508)	(76,383)
Financing activities
Net increase (decrease) in deposits	46,407	(23,173)
Repayment of Federal Home Loan Bank advances	(165,000)	(237,000)
Proceeds from Federal Home Loan Bank advances	136,000	309,000
Net increase in Federal Home Loan Bank line of credit	—	29,000
Net increase in long-term borrowed funds	17	17
Cash dividends paid	(1,312)	(1,226)
Purchase of treasury stock	(1,478)	(4)
Net cash provided by financing activities	14,634	76,614
Net (decrease) increase in cash and cash equivalents	(30,211)	8,783
Cash and cash equivalents at the beginning of the period	86,546	52,539
Cash and cash equivalents at the end of the period	$56,335	$61,322
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$7,761	$4,159
Income taxes (received) paid	(1)	19
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	8,505	—
Transfer from loans to foreclosed properties	—	415
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2019. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2018.
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may also elect to apply the amendments in the ASU through a cumulative-

effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation adopted the accounting standard during the first quarter of 2019 retrospectively through a cumulative-effect adjustment to retained earnings as of January 1, 2019.
The Corporation leases office space, loan production offices, and specialty financing production offices under noncancelable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. As part of the adoption of the accounting standard, we elected to not recognize short-term leases on the Consolidated Balance Sheets. As such, the Corporation applied the accounting standard to six office spaces. All non-lease components, such as common area maintenance, were excluded. When calculating the lease liability on a discounted bases, the Corporation utilized the incremental borrowing rate as the rate implicit in the leases was not readily determinable. The Federal Home Loan Bank fixed advance rate as of January 2, 2019 that most closely resembled the remaining term was used as the incremental borrowing rate. While several leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and right-of-use asset. The impact of adoption was an $8.8 million lease liability with an offsetting $8.5 million right-of-use asset, which is net of $312,000 of lease incentives, and a $687,000 cumulative-effect adjustment to increase retained earnings on the Consolidated Balance Sheets as of January 1, 2019.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718).” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Corporation adopted the accounting standard during the first quarter of 2019. The adoption of the standard did not have a material impact on the Corporation’s results of operations, financial position, and liquidity.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope that have the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The Corporation intends to adopt the accounting standard during the first quarter of 2020, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity. A cross-functional committee has been established and a third-party software solution has been implemented to assist with the adoption of the standard. Management has gathered all necessary data, reviewed potential methods to calculate the expected credit losses, and is currently calculating sample expected loss computations.
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

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$5,899	$3,649
Less: earnings allocated to participating securities	108	54
Basic earnings allocated to common stockholders	$5,791	$3,595
Weighted-average common shares outstanding, excluding participating securities	8,621,221	8,633,278
Basic earnings per common share	$0.67	$0.42

Diluted earnings per common share
Earnings allocated to common stockholders, diluted	$5,791	$3,595
Weighted-average diluted common shares outstanding, excluding participating securities	8,621,221	8,633,278
Diluted earnings per common share	$0.67	$0.42

Note 3 — Share-Based Compensation
The Corporation adopted the 2012 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2012. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock awards, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2019, 71,871 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock awards, restricted stock units, and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.
Beginning in 2019, the Corporation issued a combination of performance based restricted stock units and restricted stock awards to its executive officers. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Equity (“ROE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROE metric will be adjusted if there is a change in the expectation of ROE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric should never be adjusted, and are amortized utilizing the accounting fair value provided using the Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2018 and the three months ended March 31, 2019 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2018	130,441	$21.43
Granted	66,498	20.57
Vested	(46,034)	21.01
Forfeited	(19,284)	22.25
Nonvested balance as of December 31, 2018	131,621	21.02
Granted (1)	71,405	23.52
Vested	(901)	23.51
Forfeited	(165)	21.35
Nonvested balance as of March 31, 2019	201,960	$21.89

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of March 31, 2019, the Corporation had $3.9 million of deferred unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.97 years.

For the three months ended March 31, 2019 and 2018, share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was $318,000 and $286,000, respectively.

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$—	$(5)	$994
Municipal securities	5,836	12	(28)	5,820
Mortgage backed securities - government issued	40,299	125	(301)	40,123
Mortgage backed securities - government-sponsored enterprises	108,112	525	(961)	107,676
Other securities	2,205	—	(35)	2,170
	$157,451	$662	$(1,330)	$156,783

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$—	$(9)	$990
Municipal securities	5,953	2	(69)	5,886
Mortgage backed securities - government issued	20,007	47	(426)	19,628
Mortgage backed securities - government-sponsored enterprises	110,928	279	(1,729)	109,478
Other securities	2,450	—	(74)	2,376
	$140,337	$328	$(2,307)	$138,358

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$20,597	$200	$(7)	$20,790
Mortgage backed securities - government issued	7,035	—	(80)	6,955
Mortgage backed securities - government-sponsored enterprises	8,282	67	(89)	8,260
	$35,914	$267	$(176)	$36,005

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$21,066	$72	$(59)	$21,079
Mortgage backed securities - government issued	7,358	—	(172)	7,186
Mortgage backed securities - government-sponsored enterprises	9,307	2	(165)	9,144
	$37,731	$74	$(396)	$37,409

U.S. government agency securities - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal National Mortgage Association (“FNMA”). Municipal securities include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Mortgage backed securities - government issued represent securities guaranteed by the Government National Mortgage Association and the SBA. Mortgage backed securities - government-sponsored enterprises include securities guaranteed by FHLMC and FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. No sales of available-for-sale securities occurred during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, securities with a fair value of $12.0 million and $11.5 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at March 31, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,716	$1,717	$1,267	$1,267
Due in one year through five years	20,200	20,030	12,346	12,422
Due in five through ten years	27,184	27,038	16,428	16,461
Due in over ten years	108,351	107,998	5,873	5,855
	$157,451	$156,783	$35,914	$36,005

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2019 and December 31, 2018. At March 31, 2019, the Corporation held 123 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2019, the Corporation held 122 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2019 and 2018.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$—	$995	$5	$995	$5
Municipal securities	—	—	3,072	28	3,072	28
Mortgage backed securities - government issued	—	—	13,461	301	13,461	301
Mortgage backed securities - government-sponsored enterprises	1,850	2	67,300	959	69,150	961
Other securities	—	—	2,170	35	2,170	35
	$1,850	$2	$86,998	$1,328	$88,848	$1,330

	As of December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$—	$990	$9	$990	$9
Municipal securities	—	—	4,371	69	4,371	69
Mortgage backed securities - government issued	—	—	13,748	426	13,748	426
Mortgage backed securities - government-sponsored enterprises	8,178	46	69,602	1,683	77,780	1,729
Other securities	238	7	2,138	67	2,376	74
	$8,416	$53	$90,849	$2,254	$99,265	$2,307

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2019 and December 31, 2018. At March 31, 2019, the Corporation held 25 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were 21 held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of March 31, 2019. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2019 and 2018.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$677	$1	$1,194	$6	$1,871	$7
Mortgage backed securities - government issued	—	—	6,955	80	6,955	80
Mortgage backed securities - government-sponsored enterprises	—	—	4,142	89	4,142	89
	$677	$1	$12,291	$175	$12,968	$176

	As of December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,876	$14	$4,364	$45	$11,240	$59
Mortgage backed securities - government issued	—	—	7,186	172	7,186	172
Mortgage backed securities - government-sponsored enterprises	4,038	24	4,338	141	8,376	165
	$10,914	$38	$15,888	$358	$26,802	$396

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$212,698	$203,476
Commercial real estate — non-owner occupied	479,061	484,427
Land development	47,503	42,666
Construction	169,894	161,562
Multi-family	184,490	167,868
1-4 family	33,255	34,340
Total commercial real estate	1,126,901	1,094,339
Commercial and industrial	466,277	462,321
Direct financing leases, net	32,724	33,170
Consumer and other:
Home equity and second mortgages	8,377	8,438
Other	23,367	20,789
Total consumer and other	31,744	29,227
Total gross loans and leases receivable	1,657,646	1,619,057
Less:
Allowance for loan and lease losses	20,449	20,425
Deferred loan fees	1,000	1,402
Loans and leases receivable, net	$1,636,197	$1,597,230

The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$23,403	$23,898
Other SBA loans(1)	22,880	22,024
Total SBA loans	$46,283	$45,922

(1)	Primarily consisted of SBA CAPLine, Express, and impaired loans that were repurchased from the secondary market, all of which are not saleable.
As of March 31, 2019 and December 31, 2018, $14.7 million and $13.2 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended March 31, 2019 and 2018 was $2.3 million and $3.1 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2019 and 2018 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2019 and December 31, 2018 was $81.4 million and $83.3 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended March 31, 2019 and 2018 was $6.8 million and $19.7 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2019 and December 31, 2018 was $130.9 million and $129.7 million, respectively. As of March 31, 2019 and December 31, 2018, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $212.8 million and $208.9 million, respectively. No loans in this participation portfolio were considered impaired as of March 31, 2019 and December 31, 2018. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 was $550,000 and $569,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	March 31, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$182,067	$17,097	$8,368	$5,166	$212,698
Commercial real estate — non-owner occupied	442,930	35,142	958	31	479,061
Land development	44,393	960	—	2,150	47,503
Construction	169,720	—	174	—	169,894
Multi-family	184,490	—	—	—	184,490
1-4 family	31,151	1,238	698	168	33,255
Total commercial real estate	1,054,751	54,437	10,198	7,515	1,126,901
Commercial and industrial	385,166	19,228	45,991	15,892	466,277
Direct financing leases, net	25,251	3,943	3,530	—	32,724
Consumer and other:
Home equity and second mortgages	8,253	75	49	—	8,377
Other	23,065	—	—	302	23,367
Total consumer and other	31,318	75	49	302	31,744
Total gross loans and leases receivable	$1,496,486	$77,683	$59,768	$23,709	$1,657,646
Category as a % of total portfolio	90.28%	4.69%	3.60%	1.43%	100.00%

	December 31, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$177,222	$15,085	$5,506	$5,663	$203,476
Commercial real estate — non-owner occupied	458,185	24,873	1,338	31	484,427
Land development	39,472	981	—	2,213	42,666
Construction	161,360	—	202	—	161,562
Multi-family	167,868	—	—	—	167,868
1-4 family	32,004	1,451	707	178	34,340
Total commercial real estate	1,036,111	42,390	7,753	8,085	1,094,339
Commercial and industrial	374,371	19,370	51,474	17,106	462,321
Direct financing leases, net	26,013	6,090	1,067	—	33,170
Consumer and other:
Home equity and second mortgages	8,385	3	50	—	8,438
Other	20,499	—	—	290	20,789
Total consumer and other	28,884	3	50	290	29,227
Total gross loans and leases receivable	$1,465,379	$67,853	$60,344	$25,481	$1,619,057
Category as a % of total portfolio	90.51%	4.19%	3.73%	1.57%	100.00%
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
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral, financial stability of the borrower, integrity or strength of the borrowers’ management team, or the industry in which the borrower operates. The Corporation monitors Category I loans and leases through payment performance, continued maintenance of its personal relationships with such borrowers, and continued review of such borrowers’ compliance with the terms of their respective agreements.
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends, or collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are considered performing but are monitored frequently by the assigned business development officer and by subcommittees of the Bank’s Loan Committee.
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current		Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$207,532		$207,532
Non-owner occupied	—	—	—	—	479,030		479,030
Land development	—	—	—	—	45,353		45,353
Construction	—	—	—	—	169,894		169,894
Multi-family	—	—	—	—	184,490		184,490
1-4 family	—	—	—	—	33,255		33,255
Commercial and industrial	757	—	—	757	449,628		450,385
Direct financing leases, net	—	—	—	—	32,724		32,724
Consumer and other:
Home equity and second mortgages	2	—	—	2	8,375		8,377
Other	—	—	—	—	23,066		23,066
Total	759	—	—	759	1,633,347		1,634,106
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	4,809	4,809	357		5,166
Non-owner occupied	—	—	31	31	—		31
Land development	—	—	119	119	2,031		2,150
Construction	—	—	—	—	—		—
Multi-family	—	—	—	—	—		—
1-4 family	—	—	—	—	—		—
Commercial and industrial	933	3,035	11,581	15,549	343		15,892
Direct financing leases, net	—	—	—	—	—		—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—		—
Other	—	—	265	265	36		301
Total	933	3,035	16,805	20,773	2,767	—	23,540
Total loans and leases
Commercial real estate:
Owner occupied	—	—	4,809	4,809	207,889		212,698
Non-owner occupied	—	—	31	31	479,030		479,061
Land development	—	—	119	119	47,384		47,503
Construction	—	—	—	—	169,894		169,894
Multi-family	—	—	—	—	184,490		184,490
1-4 family	—	—	—	—	33,255		33,255
Commercial and industrial	1,690	3,035	11,581	16,306	449,971		466,277
Direct financing leases, net	—	—	—	—	32,724		32,724
Consumer and other:
Home equity and second mortgages	2	—	—	2	8,375		8,377
Other	—	—	265	265	23,102		23,367
Total	$1,692	$3,035	$16,805	$21,532	$1,636,114		$1,657,646
Percent of portfolio	0.10%	0.18%	1.02%	1.30%	98.70%		100.00%

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$157	$—	$—	$157	$197,656	$197,813
Non-owner occupied	—	2,272	—	2,272	482,124	484,396
Land development	—	—	—	—	40,453	40,453
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	826	247	—	1,073	444,144	445,217
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	—	—	20,499	20,499
Total	16,170	2,579	—	18,749	1,575,007	1,593,756
Non-accruing loans and leases
Commercial real estate:
Owner occupied	483	—	5,180	5,663	—	5,663
Non-owner occupied	—	—	31	31	—	31
Land development	—	—	119	119	2,094	2,213
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—
Commercial and industrial	2,322	—	12,108	14,430	2,674	17,104
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	279	279	11	290
Total	2,805	—	17,717	20,522	4,779	25,301
Total loans and leases
Commercial real estate:
Owner occupied	640	—	5,180	5,820	197,656	203,476
Non-owner occupied	—	2,272	31	2,303	482,124	484,427
Land development	—	—	119	119	42,547	42,666
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	3,148	247	12,108	15,503	446,818	462,321
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	279	279	20,510	20,789
Total	$18,975	$2,579	$17,717	$39,271	$1,579,786	$1,619,057
Percent of portfolio	1.17%	0.16%	1.09%	2.42%	97.58%	100.00%

The Corporation’s total impaired assets consisted of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$5,166	$5,663
Commercial real estate — non-owner occupied	31	31
Land development	2,150	2,213
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Total non-accrual commercial real estate	7,347	7,907
Commercial and industrial	15,892	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	301	290
Total non-accrual consumer and other loans	301	290
Total non-accrual loans and leases	23,540	25,301
Foreclosed properties, net	2,547	2,547
Total non-performing assets	26,087	27,848
Performing troubled debt restructurings	169	180
Total impaired assets	$26,256	$28,028

	March 31, 2019	December 31, 2018
Total non-accrual loans and leases to gross loans and leases	1.42%	1.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.57	1.72
Total non-performing assets to total assets	1.30	1.42
Allowance for loan and lease losses to gross loans and leases	1.23	1.26
Allowance for loan and lease losses to non-accrual loans and leases	86.87	80.73
As of March 31, 2019 and December 31, 2018, $9.6 million and $7.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of March 31, 2019.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended March 31, 2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	4	$2,077	$2,077

During the three months ended March 31, 2018, no loans were modified to a troubled debt restructuring. There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2019 and 2018.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Three Months Ended March 31, 2019
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$776	$776		$—	$4,725		$21		$355	$(334)
Non-owner occupied	31	71		—	229		1		—	1
Land development	2,150	6,447		—	2,198		16		—	16
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	168	173		—	171		—		6	(6)
Commercial and industrial	3,794	4,337		—	12,172		140		307	(167)
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	265	931		—	252		13		—	13
Total	7,184	12,735		—	19,747		191		668	(477)
With impairment reserve recorded:
Commercial real estate:
Owner occupied	4,390	5,749		690	680		107		—	107
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	12,098	12,211		3,984	3,805		420		—	420
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	37	37		37	20		—		—	—
Total	16,525	17,997		4,711	4,505		527		—	527
Total:
Commercial real estate:
Owner occupied	5,166	6,525		690	5,405		128		355	(227)
Non-owner occupied	31	71		—	229		1		—	1
Land development	2,150	6,447		—	2,198		16		—	16
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	168	173		—	171		—		6	(6)
Commercial and industrial	15,892	16,548		3,984	15,977		560		307	253
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	302	968		37	272		13		—	13
Grand total	$23,709	$30,732		$4,711	$24,252		$718		$668	$50

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2018
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,273	$1,273	$—	$6,638	$756	$197	$559
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	6,828	7,527	—	8,809	1,058	980	78
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	279	945	—	305	55	—	55
Total	10,802	16,510	—	21,108	2,200	1,304	896
With impairment reserve recorded:
Commercial real estate:
Owner occupied	4,390	5,749	675	635	182	—	182
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	10,278	10,278	3,710	4,687	1,096	—	1,096
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	11	11	11	1	—	—	—
Total	14,679	16,038	4,396	5,323	1,278	—	1,278
Total:
Commercial real estate:
Owner occupied	5,663	7,022	675	7,273	938	197	741
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	17,106	17,805	3,710	13,496	2,154	980	1,174
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	290	956	11	306	55	—	55
Grand total	$25,481	$32,548	$4,396	$26,431	$3,478	$1,304	$2,174

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $7.0 million and $7.1 million as of March 31, 2019 and December 31, 2018, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $169,000 and $180,000 of loans as of March 31, 2019 and December 31, 2018, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(48)	—	(48)
Recoveries	1	19	3	23
Net recoveries (charge-offs)	1	(29)	3	(25)
Provision for loan and lease losses	(458)	435	72	49
Ending balance	$11,205	$8,485	$759	$20,449

	As of and for the Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(2,175)	(490)	(20)	(2,685)
Recoveries	13	2	69	84
Net (charge-offs) recoveries	(2,162)	(488)	49	(2,601)
Provision for loan and lease losses	2,021	414	41	2,476
Ending balance	$9,990	$8,151	$497	$18,638

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of March 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,515	$4,501	$722	$15,738
Individually evaluated for impairment	690	3,984	37	4,711
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,205	$8,485	$759	$20,449
Loans and lease receivables:
Collectively evaluated for impairment	$1,119,386	$483,109	$31,442	$1,633,937
Individually evaluated for impairment	7,368	15,890	302	23,560
Loans acquired with deteriorated credit quality	147	2	—	149
Total	$1,126,901	$499,001	$31,744	$1,657,646

	As of December 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,987	$4,369	$673	$16,029
Individually evaluated for impairment	675	3,710	11	4,396
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,662	$8,079	$684	$20,425
Loans and lease receivables:
Collectively evaluated for impairment	$1,086,254	$478,385	$28,937	$1,593,576
Individually evaluated for impairment	7,914	17,104	290	25,308
Loans acquired with deteriorated credit quality	171	2	—	173
Total	$1,094,339	$495,491	$29,227	$1,619,057

Note 6 — Leases
The Corporation leases various office spaces, loan production offices, and specialty financing production offices under non-canceable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes an operating lease liability and a right-of-use for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis.

Quantitative information regarding the Corporation’s operating leases is as follows:

For the Three Months Ended March 31, 2019
(Dollars in Thousands)
Total operating lease cost	$391
Weighted-average remaining lease term (in years)	7.10
Weighted-average discount rate	3.10%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating leases liabilities:

(In Thousands)
2019	$1,148
2020	1,541
2021	1,382
2022	1,373
2023	1,015
Thereafter	3,063
Total undiscounted cash flows	9,522
Discount on cash flows	(1,018)
Total lease liability	$8,504

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Accrued interest receivable	$6,392	$5,684
Net deferred tax asset	3,151	3,172
Investment in historic development entities	1,889	1,653
Investment in a community development entity	5,954	6,081
Investment in limited partnerships	4,127	4,176
Investment in Trust II	315	315
Fair value of interest rate swaps	8,337	4,637
Prepaid expenses	2,952	2,894
Other assets	7,597	6,039
Total accrued interest receivable and other assets	$40,714	$34,651

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	March 31, 2019			December 31, 2018
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$286,345	$257,222	—%	$280,769	$241,529	—%
Interest-bearing transaction accounts	206,360	215,400	1.62	229,612	269,943	0.99
Money market accounts	579,539	555,692	1.82	516,045	491,756	1.09
Certificates of deposit	167,250	159,600	2.40	153,022	94,172	1.70
Wholesale deposits	262,212	267,791	2.16	275,851	302,440	1.95
Total deposits	$1,501,706	$1,455,705	1.59	$1,455,299	$1,399,840	1.11

Note 9 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	March 31, 2019			December 31, 2018
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$119	2.43%
FHLB advances	245,500	267,989	2.16	274,500	274,382	2.06
Line of credit	—	—	—	—	3	4.47
Other borrowings	675	675	8.00	675	675	7.94
Subordinated notes payable	23,783	23,774	6.63	23,769	23,739	6.64
Junior subordinated notes	10,037	10,034	10.92	10,033	10,025	11.10
	$279,995	$302,472	2.82	$308,977	$308,943	2.72

Short-term borrowings	$119,000			$136,500
Long-term borrowings	160,995			172,477
	$279,995			$308,977

As of March 31, 2019 and December 31, 2018, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2019, the Corporation pays a commitment fee on this line of credit. During both the three months ended March 31, 2019 and 2018, the Corporation incurred interest expense due to this fee of $3,000.

Note 10 — Commitments and Contingencies
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

The Corporation sells the guaranteed portions of SBA loans, as well as participation interests in other, non-SBA originated loans, to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $3.3 million at March 31, 2019, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheet.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended
	March 31, 2019	March 31, 2018
	(In Thousands)
Balance at the beginning of the period	$2,956	$2,849
SBA recourse provision	481	(295)
Charge-offs, net	(161)	(38)
Balance at the end of the period	$3,276	$2,516

Note 11 — Fair Value Disclosures
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$994	$—	$994
Municipal securities	—	5,820	—	5,820
Mortgage backed securities - government issued	—	40,123	—	40,123
Mortgage backed securities - government-sponsored enterprises	—	107,676	—	107,676
Other securities	—	2,170	—	2,170
Interest rate swaps	—	8,337	—	8,337
Liabilities:
Interest rate swaps	—	9,430	—	9,430

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$990	$—	$990
Municipal securities	—	5,886	—	5,886
Mortgage backed securities - government issued	—	19,628	—	19,628
Mortgage backed securities - government-sponsored enterprises	—	109,478	—	109,478
Other securities	—	2,376	—	2,376
Interest rate swaps	—	4,637	—	4,637
Liabilities:
Interest rate swaps	—	4,779	—	4,779

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2019 or the year ended December 31, 2018 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$17,696	$17,696
Foreclosed properties	—	—	2,547	2,547
Loan servicing rights	—	—	1,260	1,260

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,706	$15,706
Foreclosed properties	—	—	2,547	2,547
Loan servicing rights	—	—	1,278	1,278

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $17.7 million and $15.7 million at March 31, 2019 and December 31, 2018, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 50% as of the measurement date of March 31, 2019. The weighted-average of those unobservable inputs was 23%. The majority of the impaired loans are considered collateral dependent loans or are supported by a SBA guaranty.
Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach based on observable market data, typically a current appraisal, or based upon assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$56,335	$56,335	$47,135	$9,200	$—
Securities available-for-sale	156,783	156,783	—	156,783	—
Securities held-to-maturity	35,914	36,005	—	36,005	—
Loans held for sale	5,447	5,992	—	5,992	—
Loans and lease receivables, net	1,636,197	1,627,986	—	—	1,627,986
Federal Home Loan Bank stock	6,635	N/A	N/A	N/A	N/A
Accrued interest receivable	6,392	6,392	6,392	—	—
Interest rate swaps	8,337	8,337	—	8,337	—
Financial liabilities:
Deposits	1,501,706	1,500,206	1,072,269	427,937	—
Federal Home Loan Bank advances and other borrowings	269,958	265,608	—	265,608	—
Junior subordinated notes	10,037	9,958	—	—	9,958
Accrued interest payable	3,861	3,861	3,861	—	—
Interest rate swaps	9,430	9,430	—	9,430	—
Off-balance sheet items:
Standby letters of credit	49	49	—	—	49
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$86,546	$86,546	$67,246	$19,300	$—
Securities available-for-sale	138,358	138,358	—	138,358	—
Securities held-to-maturity	37,731	37,409	—	37,409	—
Loans held for sale	5,287	5,816	—	5,816	—
Loans and lease receivables, net	1,597,230	1,589,323	—	—	1,589,323
Federal Home Loan Bank stock	7,240	N/A	N/A	N/A	N/A
Accrued interest receivable	5,684	5,684	5,684	—	—
Interest rate swaps	4,637	4,637	—	4,637	—
Financial liabilities:
Deposits	1,455,299	1,453,482	1,026,648	426,834	—
Federal Home Loan Bank advances and other borrowings	298,944	294,127	—	294,127	—
Junior subordinated notes	10,033	9,955	—	—	9,955
Accrued interest payable	3,696	3,696	3,696	—	—
Interest rate swaps	4,779	4,779	—	4,779	—
Off-balance sheet items:
Standby letters of credit	59	59	—	—	59

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
Securities: The fair value measurements of investment securities are determined by a third-party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information, and the securities’ terms and conditions, among other things. The fair value measurements are subject to independent verification by another pricing source on a quarterly basis to review for reasonableness. Any significant differences in pricing are reviewed with appropriate members of management who have the relevant technical expertise to assess the results. The Corporation has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not provide a fair value measurement for a particular security, the Corporation will estimate the fair value based on specific information about each security. Fair values derived in this manner are classified in Level 3 of the fair value hierarchy.

Loans Held for Sale: Loans held for sale, which consist of the guaranteed portions of SBA loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.
Interest Rate Swaps: The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
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

Note 12 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked- to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees.
At March 31, 2019, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $185.6 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between April 2019 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $8.3 million, included in accrued interest receivable and other assets. As of March 31, 2019, no interest rate swaps were in default.
At March 31, 2019, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $185.6 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in April 2019 through July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $8.3 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $8.3 million. No right of offset existed with dealer counterparty swaps as of March 31, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2019 and 2018 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of March 31, 2019, the aggregate notional value of interest rate swaps designated as cash flow hedges was $54.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $950,000 was recognized in other comprehensive income for the three months ended March 31, 2019 and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2019	Accrued interest receivable and other assets	$8,337	Accrued interest payable and other liabilities	$8,337
December 31, 2018	Accrued interest receivable and other assets	$4,637	Accrued interest payable and other liabilities	$4,637
Derivatives designated as hedging instruments
March 31, 2019	Accumulated other comprehensive income (1)	$1,093	Accrued interest payable and other liabilities	$1,093
December 31, 2018	Accumulated other comprehensive income (1)	$142	Accrued interest payable and other liabilities	$142

(1)
The fair value of derivatives designated as hedging instruments included in accumulated other comprehensive income represent pre-tax amounts, which are reported net of tax on the unaudited Consolidated Balance Sheets.

Note 13 — Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and the State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation regularly reviews and updates, when appropriate, its Capital and Liquidity Action Plan, which is designed to help ensure appropriate capital adequacy, to plan for future capital needs, and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve” or “FRB”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring, or significantly reducing dividends if: (i) net income available to common stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.

The Bank is also subject to certain legal, regulatory, and other restrictions on their ability to pay dividends to the Corporation. As a bank holding company, the payment of dividends by the Bank to the Corporation is one of the sources of funds the Corporation could use to pay dividends, if any, in the future and to make other payments. Future dividend decisions by the Bank and the Corporation will continue to be subject to compliance with various legal, regulatory, and other restrictions as defined from time to time.
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

In July 2013, the FRB and the Federal Deposit Insurance Corporation approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

In August 2018, the Federal Reserve published a final rule revising the Small Bank Holding Company Policy Statement (“Policy Statement”) that raised the total consolidated asset limit from $1 billion to $3 billion. Based on the criteria in the Policy Statement, effective immediately, the Corporation is no longer subject to the capital requirements of the Basel III Rule and is deemed to be “well-capitalized”. Therefore, the consolidated capital ratios have been excluded from the tables below. Additionally, the Corporation is no longer required to file quarterly consolidated holding company reports with the Federal Reserve. Beginning December 31, 2018, the Corporation is required to submit holding company only reports on a bi-annual basis.

As of March 31, 2019, the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize the Bank’s capital ratios and the ratios required by its federal regulator:

	As of March 31, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
First Business Bank
Total capital (to risk-weighted assets)	$224,649	11.83%	$151,978	8.00%	$199,472	10.50%	$189,973	10.00%
Tier 1 capital (to risk-weighted assets)	200,924	10.58	113,984	6.00	161,477	8.50	151,978	8.00
Common equity tier 1 capital (to risk-weighted assets)	200,924	10.58	85,488	4.50	132,981	7.00	123,482	6.50
Tier 1 leverage capital (to adjusted assets)	200,924	10.28	78,152	4.00	78,152	4.00	97,691	5.00

	As of December 31, 2018
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
First Business Bank
Total capital (to risk-weighted assets)	$220,474	11.49%	$153,456	8.00%	$189,422	9.875%	$191,820	10.00%
Tier 1 capital (to risk-weighted assets)	197,093	10.27	115,092	6.00	151,058	7.875	153,456	8.00
Common equity tier 1 capital (to risk-weighted assets)	197,093	10.27	86,319	4.50	122,285	6.375	124,683	6.50
Tier 1 leverage capital (to adjusted assets)	197,093	10.20	77,301	4.00	77,301	4.00	96,626	5.00

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
Forward-Looking Statements
This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client service, administrative infrastructure, and internal management systems.

•	Fluctuations in interest rates and market prices.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiary.

•	Changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portion of SBA loans.
These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our stockholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly owned banking subsidiary, FBB. All of our operations are conducted through the Bank and its subsidiaries. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small- to medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include commercial lending, SBA lending and servicing, asset-based lending, equipment financing, factoring, trust and investment services, investment portfolio administrative services, asset/liability management services, treasury management services, and a broad range of deposit products. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local banking partners and specialized business lines where we provide skilled expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Operational Summary

Results for the three months ended March 31, 2019 include:

•	Total assets increased to $2.006 billion as of March 31, 2019 compared to $1.966 billion as of December 31, 2018.

•	Net income for the three months ended March 31, 2019 was $5.9 million compared to net income of $3.6 million for the three months ended March 31, 2018.

•	Diluted earnings per common share for the three months ended March 31, 2019 were $0.67 compared to $0.42 for the three months ended March 31, 2018.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 1.20% and 13.67%, respectively, for the three month period ended March 31, 2019, compared to 0.78% and 8.88%, respectively, for the same time period in 2018.

•	Net interest income increased 9.6% to $17.8 million for the three months ended March 31, 2019 compared to $16.2 million for the three months ended March 31, 2018.

•
Top line revenue, the sum of net interest income and non-interest income, increased 7.3% to $22.4 million for the three months ended March 31, 2019 compared to $20.9 million for the three months ended March 31, 2018.

•	Net interest margin increased 14 basis points to 3.79% for the three months ended March 31, 2019 compared to 3.65% for the three months ended March 31, 2018.

•	Efficiency ratio was 68.04% for the three months ended March 31, 2019, compared to 67.45% for the three months ended March 31, 2018.

•	Provision for loan and lease losses was $49,000 for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018.

•	SBA recourse provision was $481,000 for the three months ended March 31, 2019, compared to a SBA recourse benefit of $295,000 for the three months ended March 31, 2018.

•
Net charge-offs of $25,000 represented an annualized 0.01% of average loans and leases for the three months ended March 31, 2019 compared to annualized net charge-offs of 0.67% for the three months ended March 31, 2018.

•	Period-end, gross loans and leases receivable increased $39.0 million, or 9.6% annualized, to $1.657 billion at March 31, 2019 from $1.618 billion at December 31, 2018.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.23% at March 31, 2019 compared to 1.26% at December 31, 2018.

•	Non-performing assets as a percentage of total assets was 1.30% at March 31, 2019 compared to 1.42% at December 31, 2018.

•	Non-accrual loans and leases decreased by $1.8 million, or 7.0%, to $23.5 million at March 31, 2019 from $25.3 million at December 31, 2018.

•	Period-end, in-market deposits increased $60.0 million, or 20.4% annualized, to $1.239 billion at March 31, 2019 from $1.179 billion at December 31, 2018.

Results of Operations
Top Line Revenue
Top line revenue, comprised of net interest income and non-interest income, increased 7.3% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in both average loans and leases outstanding and net interest margin, which included a $1.2 million increase in fees collected in lieu of interest.
The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2019	2018	Change
	(Dollars in Thousands)
Net interest income	$17,754	$16,202	9.6%
Non-interest income	4,638	4,667	(0.6)
Total top line revenue	$22,392	$20,869	7.3
Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended March 31, 2019 increased to 1.20% compared to 0.78% for the three months ended March 31, 2018. The increase in ROAA can be attributed principally to an increase in earnings as net income increased 61.7% during the same time period. The increase in net income for the three months ended March 31, 2019 was primarily due to an increase in net interest income, decrease in the provision for loan and lease losses, and recognition of a historic tax credit, net of the corresponding impairment of tax credit investments. These benefits were partially offset by an increase in operating expenses. ROAA is a critical metric used by us to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended March 31, 2019 was 13.67% compared to 8.88% for the three months ended March 31, 2018. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our stockholders by enhancing the overall profitability of our client relationships, controlling expenses, and seeking to minimize credit costs.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, net loss on foreclosed properties, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less net realized gains on securities.
The efficiency ratio was 68.04% for the three months ended March 31, 2019 compared to 67.45% for the three months ended March 31, 2018 as operating expense increased 8.2% while operating revenue increased 7.3%. This decrease in efficiency for the period of comparison was primarily due to an increase in compensation expense. Compensation expense for the three months ended March 31, 2019 was $10.2 million, an increase of $1.1 million compared to the three months ended March 31, 2018. The increase in compensation expense reflects annual merit increases as well as the net addition of 19 new producers over the past 12 months across multiple business lines. Full-time equivalent employees were 278 at March 31, 2019, compared to 256 at March 31, 2018. As these producers begin to generate new business, we expect operating revenue to begin increasing at a greater rate than operating expense, creating positive operating leverage and reducing the efficiency ratio to within the Corporation’s long-term operating goal of 58-62%. Management expects to continue strategically investing in production and support talent to drive long-term organic revenue growth.
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

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$17,742	$13,907	$3,835	27.6%
Less:
Amortization of other intangible assets	11	12	(1)	(8.3)
SBA recourse provision (benefit)	481	(295)	776	NM
Impairment of tax credit investments	2,014	113	1,901	NM
Total operating expense	$15,236	$14,077	$1,159	8.2
Net interest income	$17,754	$16,202	$1,552	9.6
Total non-interest income	4,638	4,667	(29)	(0.6)
Total operating revenue	$22,392	$20,869	$1,523	7.3
Efficiency ratio	68.04%	67.45%

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2019 compared to the same period in 2018. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2019 Compared to 2018
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,526	$822	$2,348
Commercial and industrial loans(1)	1,712	425	2,137
Direct financing leases(1)	(1)	24	23
Consumer and other loans(1)	5	33	38
Total loans and leases receivable	3,242	1,304	4,546
Mortgage-related securities	148	104	252
Other investment securities	18	(31)	(13)
FHLB and FRB Stock	37	3	40
Short-term investments	171	(39)	132
Total net change in income on interest-earning assets	3,616	1,341	4,957
Interest-bearing liabilities
Transaction accounts	603	(140)	463
Money market accounts	1,600	73	1,673
Certificates of deposit	369	349	718
Wholesale deposits	269	(157)	112
Total deposits	2,841	125	2,966
FHLB advances	189	252	441
Other borrowings	(2)	—	(2)
Junior subordinated notes	—	—	—
Total net change in expense on interest-bearing liabilities	3,028	377	3,405
Net change in net interest income	$588	$964	$1,552

(1)	Includes non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2019 and 2018. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,113,723	$14,689	5.28%	$1,046,751	$12,341	4.72%
Commercial and industrial loans(1)	466,046	8,839	7.59	439,491	6,702	6.10
Direct financing leases(1)	32,248	326	4.04	29,871	303	4.06
Consumer and other loans(1)	32,436	353	4.35	29,361	315	4.29
Total loans and leases receivable(1)	1,644,453	24,207	5.89	1,545,474	19,661	5.09
Mortgage-related securities(2)	146,048	939	2.57	128,061	687	2.15
Other investment securities(3)	30,131	156	2.07	36,392	169	1.86
FHLB and FRB stock	7,055	89	5.05	6,717	49	2.92
Short-term investments	45,190	288	2.55	57,291	156	1.09
Total interest-earning assets	1,872,877	25,679	5.48	1,773,935	20,722	4.67
Non-interest-earning assets	95,796			88,750
Total assets	$1,968,673			$1,862,685
Interest-bearing liabilities
Transaction accounts	$215,400	871	1.62	$297,730	408	0.55
Money market accounts	555,692	2,524	1.82	514,837	851	0.66
Certificates of deposit	159,600	957	2.40	80,904	239	1.18
Wholesale deposits	267,791	1,444	2.16	300,855	1,332	1.77
Total interest-bearing deposits	1,198,483	5,796	1.93	1,194,326	2,830	0.95
FHLB advances	267,989	1,444	2.16	217,517	1,003	1.84
Other borrowings	24,449	411	6.72	24,403	413	6.77
Junior subordinated notes	10,034	274	10.92	10,020	274	10.94
Total interest-bearing liabilities	1,500,955	7,925	2.11	1,446,266	4,520	1.25
Non-interest-bearing demand deposit accounts	257,222			228,557
Other non-interest-bearing liabilities	37,912			23,553
Total liabilities	1,796,089			1,698,376
Stockholders’ equity	172,584			164,309
Total liabilities and stockholders’ equity	$1,968,673			$1,862,685
Net interest income		$17,754			$16,202
Interest rate spread			3.37%			3.42%
Net interest-earning assets	$371,922			$327,669
Net interest margin			3.79%			3.65%
Average interest-earning assets to average interest-bearing liabilities	124.78%			122.66%
Return on average assets(4)	1.20			0.78
Return on average equity(4)	13.67			8.88
Average equity to average assets	8.77			8.82
Non-interest expense to average assets(4)	3.60			2.99

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

Comparison of Net Interest Income for the Three Months Ended March 31, 2019 and 2018

Net interest income increased $1.6 million, or 9.6%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in net interest income was primarily attributable to an increase in both average loans and leases receivable and net interest margin. Average loans and leases receivable increased $99.0 million, or 6.4%, for the first quarter of 2019 compared to the first quarter of 2018. Both periods of comparison also benefited from increases to short-term market rates, which management defines as the daily average effective federal funds rate for purposes of estimating interest-earning and interest-bearing betas. We present betas, which represent the change in the yield of our interest-earning asset or the rate paid on our interest-bearing liabilities over a particular period, compared to the changes in the daily effective federal funds rate over that period. Also contributing to the increases were higher fees collected in lieu of interest of $2.2 million for the three months ended March 31, 2019 compared to $1.0 million for the three months ended March 31, 2018. The benefit from the increase in short-term market rates during the first quarter of 2019, compared to the first quarter of 2018, was offset by an increase in interest expense resulting from an increase in rates across various interest-bearing deposit products combined with the promotion of deposit campaigns in select local markets designed to appeal to prospective private wealth management clients.
The yield on average loans and leases for the three months ended March 31, 2019 improved to 5.89% compared to 5.09% for the three months ended March 31, 2018. The average loans and leases beta was 85% for the same period of comparison. The increase in yield from the prior year quarter was primarily due to above average fees collected in lieu of interest and the increase in short-term market rates. Fees collected in lieu of interest were $2.2 million in the first quarter of 2019 compared to $1.0 million in the prior year quarter. Excluding fees collected in lieu of interest, the average loans and leases beta was 54% compared to the prior year quarter. Similarly, the yield on average interest-earning assets for the three months ended March 31, 2019 improved to 5.48%, compared to 4.67% for the three months ended March 31, 2018. The average interest-earning assets beta was 86% for the same period of comparison. Also, excluding fees collected in lieu of interest, the average interest-earning assets beta was 59% compared to the prior year quarter.
The weighted average rate paid on interest-bearing liabilities increased to 2.11% for the three months ended March 31, 2019 compared to 1.25% for the three months ended March 31, 2018. The average interest-bearing liabilities beta was 91% from the same period of comparison. The weighted average rate paid on interest-bearing deposit for the three months ended March 31, 2019 increased to 1.93%, up from 0.95% for the three months end March 31, 2018. The average interest-bearing deposit beta was 104% for the same period of comparison. Average in-market deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - were $1.188 billion for the three months ended March 31, 2019 compared to $1.122 billion for the three months ended March 31, 2018.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended March 31, 2019 increased $50.5 million to $268.0 million at an average rate paid of 2.16%, compared to $217.5 million at an average rate paid of 1.84% for the three months ended March 31, 2018. As of March 31, 2019, the weighted average original maturity of our FHLB term advances was 3.94 years. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the three months ended March 31, 2019 decreased $33.1 million to $267.8 million at an average rate paid of 2.16%, compared to $300.9 million at an average rate paid of 1.77%. As of March 31, 2019, the weighted average original maturity of our wholesale deposits was 4.83 years.
                Net interest margin increased 14 basis points to 3.79% for the three months ended March 31, 2019, compared to 3.65% for the three months ended March 31, 2018. The increase was principally due to the aforementioned above average fees collected in lieu of interest.
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

Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period, and the amount of reserves established for impaired loans that present collateral shortfall positions. Refer to the section entitled Allowance for Loan and Lease Losses, below, for further information regarding our allowance for loan and lease loss methodology.
We recorded a provision for loan and lease losses of $49,000 for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018. The decrease in provision was principally driven by a reduction in historic loss rates, partially offset by an increase in provision related to loan growth. Net charge-offs were $25,000 in the three months ended March 31, 2019, compared to $2.6 million in the three months ended March 31, 2018.
The size of the legacy on-balance sheet SBA portfolio, defined as SBA loans originated prior to 2017, continues to decline. As of March 31, 2019, total on-balance sheet legacy loans were $38.9 million, compared to $45.8 million at March 31, 2018. Total performing on-balance sheet legacy loans were $24.4 million at March 31, 2019, down from $37.8 million at March 31, 2018.
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

Comparison of Non-Interest Income for the Three Months Ended March 31, 2019 and 2018
Non-Interest Income
Non-interest income primarily consists of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits, loan fee income, and commercial loan swap fee income. For the three months ended March 31, 2019 non-interest income decreased by $29,000, or 0.6%, to $4.6 million from $4.7 million for the same period in 2018.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 20.7% of our total revenues for the three months ended March 31, 2019, compared to 22.4% for the three months ended March 31, 2018. Management believes the expected gradual expansion of our SBA lending program combined with the geographic expansion of our high-performing trust and investments division will drive our fee income ratio towards our current strategic target of 25%.

The components of non-interest income were as follows:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Trust and investment services fee income	$1,927	$1,898	$29	1.5%
Gain on sale of SBA loans	242	269	(27)	(10.0)
Service charges on deposits	777	784	(7)	(0.9)
Loan fees	414	527	(113)	(21.4)
Increase in cash surrender value of bank-owned life insurance	292	292	—	—
Commercial loan swap fees	473	633	(160)	(25.3)
Other non-interest income	513	264	249	94.3
Total non-interest income	$4,638	$4,667	$(29)	(0.6)
Fee income ratio(1)	20.7%	22.4%

(1)	Fee income ratio is non-interest income divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased $29,000, or 1.5%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. As of March 31, 2019, trust assets under management and administration totaled a record $1.732 billion, increasing $152.8 million, or 9.7%, compared to $1.579 billion as of March 31, 2018.
Gains on sale of SBA loans for the three months ended March 31, 2019 totaled $242,000, a decrease of $27,000, or 10.0%, compared to the three months ended March 31, 2018. The pipeline of approved SBA loans continues to grow, however, gains on the sale of SBA loans may be a source of volatility based on sale premiums and the uncertain timing of loan closings and fundings. As of March 31, 2019, gross SBA loan commitments closed, but not ready for sale, totaled $9.2 million.
Loan fees for the three months ended March 31, 2019 totaled $414,000, a decrease of $113,000, or 21.4%, compared to the three months ended March 31, 2018 primarily due to a reduction in audit fee income associated with our asset-based lending subsidiary and SBA servicing fee income.
Commercial loan swap fee income was $473,000 for the three months ended March 31, 2019, compared to $633,000 for the three months ended March 31, 2018. While interest rate swaps continue to be a valuable product for the Bank’s commercial borrowers, the fee income associated with this product is unpredictable as it is dependent on client demand and interest rate expectations.
Other non-interest income for the three months ended March 31, 2019 totaled $513,000, an increase of $249,000, compared to the same period in 2018 primarily due to a higher quarterly allocation of net income from the Corporation’s equity investments in two mezzanine funds.

Comparison of Non-Interest Expense for the Three Months Ended March 31, 2019 and 2018
Non-Interest Expense
The components of non-interest expense were as follows:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Compensation	$10,165	$9,071	$1,094	12.1%
Occupancy	590	529	61	11.5
Professional fees	1,210	1,035	175	16.9
Data processing	581	611	(30)	(4.9)
Marketing	482	333	149	44.7
Equipment	389	343	46	13.4
Computer software	799	742	57	7.7
FDIC insurance	293	299	(6)	(2.0)
Collateral liquidation costs	(91)	1	(92)	NM
Impairment on tax credit investments	2,014	113	1,901	NM
SBA recourse provision	481	(295)	776	NM
Other non-interest expense	829	1,125	(296)	(26.3)
Total non-interest expense	$17,742	$13,907	$3,835	27.6
Total operating expense(1)	$15,236	$14,077
Compensation expense to total operating expense	66.72%	64.44%
Full-time equivalent employees	278	256

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended March 31, 2019 increased by $3.8 million, or 27.6%, to $17.7 million compared to $13.9 million for the same period in 2018. The increase in non-interest expense was primarily due to an increase in compensation, impairment on tax credit investments, and SBA recourse provision. The increase was partially offset by a decrease in other non-interest expense.
Compensation expense for the three months ended March 31, 2019 was $10.2 million, an increase of $1.1 million compared to the three months ended March 31, 2018. The increase in compensation expense reflects annual merit increases as well as the addition of several new producers across multiple business lines, including commercial lending, SBA lending, wealth management, and equipment finance. Full-time equivalent employees were 278 at March 31, 2019, compared to 256 at March 31, 2018.
During the three months ended March 31, 2019, the Corporation recognized $1.9 million in nonrecurring expense due to the impairment of an in-market federal historic tax credit investment, which corresponded with the recognition of a $2.8 million in tax credit during the quarter. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2019 and beyond.
SBA recourse provision totaled $481,000 for the three months ended March 31, 2019 compared to a recourse benefit of $295,000 for the three months ended March 31, 2018. The total recourse reserve balance was $3.3 million, or 4.0% of total sold SBA loans outstanding at March 31, 2019. The balance of sold legacy SBA loans continues to decline. Total sold legacy SBA loans at March 31, 2019 were $58.2 million compared to $88.3 million at March 31, 2018. Total performing sold legacy SBA loans were $45.7 million at March 31, 2019, down from $79.2 million at March 31, 2018. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should diminish over time.
Other non-interest expense decreased $296,000, or 26.3%, to $829,000 for the three months ended March 31, 2019 compared to $1.1 million for the same period in 2018. The decrease was primarily due to a decrease in various general and administrative expenses and the reimbursement from clients for loan-related expenses incurred during the normal course of business.
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
Income Taxes
Income tax was a benefit of $1.3 million for the three months ended March 31, 2019 compared to income tax expense of $837,000 for the three months ended March 31, 2018. The income tax benefit primarily reflects the aforementioned impairment of an in-market federal historic tax credit investment, which corresponded with the recognition of a $2.8 million in tax credit during the quarter. The effective tax rate for the three months ended March 31, 2019, excluding the discrete items, was 22%. For 2019, the Company expects to report an effective tax rate of 20%-22%, excluding discrete items. Management intends to continue actively pursuing in-market historic tax credit opportunities throughout 2019 and beyond.
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

Financial Condition
General
Total assets increased by $39.2 million, or 2.0%, to $2.006 billion as of March 31, 2019 compared to $1.966 billion at December 31, 2018. The increase in total assets was primarily driven by growth in our loan and lease portfolio and securities portfolio, partially offset by a decrease in cash and cash equivalents.
Short-Term Investments
Short-term investments decreased by $24.6 million, or 38.9%, to $38.7 million at March 31, 2019 from $63.2 million at December 31, 2018. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. As of March 31, 2019, our total investment in commercial paper was $9.2 million as compared to $19.3 million at December 31, 2018. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to take advantage of an anticipated rising-rate environment. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $16.6 million, or 9.4%, to $192.7 million at March 31, 2019 compared to $176.1 million at December 31, 2018. During the three months ended March 31, 2019, due to declining interest rates, we recognized unrealized gains of $1.3 million before income taxes through other comprehensive income. As of March 31, 2019 and December 31, 2018, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 4.8 years and 4.1 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2019. No securities were sold during the three months ended March 31, 2019.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $39.0 million, or 2.4%, to $1.636 billion at March 31, 2019 from $1.597 billion at December 31, 2018. As of March 31, 2019, multi-family commercial real estate loans were the largest contributor to loan growth increasing $16.6 million to $184.5 million from $167.9 million at December 31, 2018. There continues to be a concentration in commercial real estate (“CRE”) loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 68.0% and 67.6% of our total loans as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, 18.9% of the CRE loans were owner-occupied CRE, compared to 18.6% as of December 31, 2018. We consider owner-occupied CRE more characteristic of the Corporation’s commercial and industrial (“C&I”) portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio increased $4.0 million, or 0.9%, to $466.3 million at March 31, 2019 from $462.3 million at December 31, 2018 reflecting growth in both conventional lending and specialty finance. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and trust and investment relationships which generate additional fee revenue.
While we continue to experience significant competition from banks operating in our primary geographic areas, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We continue to expect our new loan and lease activity to be adequate to replace normal amortization, allowing us to continue growing in future quarters. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Non-accrual loans decreased $1.8 million, or 7.0%, to $23.5 million at March 31, 2019, compared to $25.3 million at December 31, 2018. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.42% and 1.56% at March 31, 2019 and December 31, 2018, respectively. Likewise, the ratio of non-performing assets to total assets decreased to 1.30% at March 31, 2019, compared to 1.42% at December 31, 2018. Please refer to the section entitled Asset Quality, below, for additional information.
Deposits
As of March 31, 2019, deposits increased by $46.4 million, or 3.2% to $1.502 billion from $1.455 billion at December 31, 2018 primarily due to increases in the level of money market accounts and certificates of deposits, which increased by $63.5 million and $14.2 million, respectively. These increases were partially offset by decreases in the level of interest-bearing transaction and wholesale deposits, which decreased by $23.3 million and $13.6 million, respectively. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to service and maintain existing and new client relationships.
Our strategic efforts remain focused on adding in-market deposit relationships. Successful certificate of deposit campaigns supporting our private banking strategy complemented our traditional strength in commercial banking and wealth management, contributing to in-market deposit growth during the first quarter of 2019. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and non-wholesale deposits, were approximately $1.188 billion, or 68.9% of total bank funding for the three months ended March 31, 2019. This compares to average in-market deposits of $1.122 billion, or 68.4% of total funding for the same period in 2018. Total bank funding is defined as total deposits plus FHLB advances.
FHLB Advances and Other Borrowings
As of March 31, 2019, FHLB advances and other borrowings decreased by $29.0 million, or 9.7%, to $270.0 million from $298.9 million at December 31, 2018. As in-market deposit balances have increased, we have been able to reduce our reliance on wholesale funding over the past two quarters. However, consistent with our funding philosophy to manage interest rate risk, we will continue to utilize FHLB advances and wholesale deposits to manage liquidity and contingency funding.

Our operating range of wholesale funds to total bank funding is 25%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. Management recently updated this range from the previously disclosed 30%-40% to reflect a reduced need for on-balance sheet wholesale funding to match-fund long-term, fixed rate loans due to greater client demand for interest rate swaps, which results in a floating rate loan on our balance sheet. As of March 31, 2019, the ratio of end of period bank wholesale funds to end of period total bank funds was 29.1%. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds. Refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Asset Quality
Impaired Assets
Total impaired assets consisted of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$5,166	$5,663
Commercial real estate - non-owner occupied	31	31
Land development	2,150	2,213
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Total non-accrual commercial real estate	7,347	7,907
Commercial and industrial	15,892	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	301	290
Total non-accrual consumer and other loans	301	290
Total non-accrual loans and leases	23,540	25,301
Foreclosed properties, net	2,547	2,547
Total non-performing assets	26,087	27,848
Performing troubled debt restructurings	169	180
Total impaired assets	$26,256	$28,028

Total non-accrual loans and leases to gross loans and leases	1.42%	1.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.57	1.72
Total non-performing assets to total assets	1.30	1.42
Allowance for loan and lease losses to gross loans and leases	1.23	1.26
Allowance for loan and lease losses to non-accrual loans and leases	86.87	80.73
As of March 31, 2019 and December 31, 2018, $9.6 million and $7.6 million of non-accrual loans and leases were considered troubled debt restructurings, respectively.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets decreased $1.8 million, or 6.3%, to $26.1 million at March 31, 2019 from $27.8 million at December 31, 2018. The decrease primarily reflects the remaining payoff of the previously disclosed $9.1 million fully-collateralized asset-based loan identified as impaired during the second quarter of 2018, which reduced non-performing assets by $3.3 million. The successful liquidation of the remaining collateral during the first quarter resulted in the full collection of all remaining contractual principal, interest, fees, and legal expenses. This decrease was partially offset by the repurchase of the sold portion of one legacy SBA loan and the downgrade of certain loans, primarily other legacy SBA loan relationships, which increased non-performing assets by approximately $1.7 million.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of March 31, 2019, 99.95% of the loan and lease portfolio, excluding non-accrual loans and leases, was in a current payment status, compared to 98.82% at December 31, 2018. We also monitor asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2019	2018	2018
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$7,184	$13,455	$10,802
Impaired loans and leases with impairment reserves required	16,525	6,836	14,679
Total impaired loans and leases	23,709	20,291	25,481
Less: Impairment reserve (included in allowance for loan and lease losses)	4,711	3,088	4,396
Net impaired loans and leases	$18,998	$17,203	$21,085
Average impaired loans and leases	$24,252	$25,653	$26,431
Foregone interest income attributable to impaired loans and leases	$718	$641	$3,478
Less: Interest income recognized on impaired loans and leases	668	297	1,304
Net foregone interest income on impaired loans and leases	$50	$344	$2,174
Non-performing assets also include foreclosed properties of $2.5 million as of March 31, 2019 and December 31, 2018. There was no activity in foreclosed properties during the three months ended March 31, 2019.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses was $20.4 million as of both December 31, 2018 and March 31, 2019, while the allowance for loan and lease losses as a percentage of gross loans and leases decreased from 1.26% as of December 31, 2018 to 1.23% as of March 31, 2019. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by a net reduction in historic loss rates and the continued asset quality strength exhibited by our conventional loan portfolio. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
During the three months ended March 31, 2019, we recorded net charge-offs on impaired loans and leases of $25,000, or 0.01% of average loans and leases annualized, comprised of $48,000 of charge-offs and $23,000 of recoveries. During the three months ended March 31, 2018, we recorded net charge-offs on impaired loans and leases of approximately $2.6 million, or 0.67% of average loans and leases annualized, comprised of $2.7 million of charge-offs and $84,000 of recoveries. The prior year charge-offs were primarily related to three legacy SBA loan relationships.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $20.4 million, or 1.23% of total loans and leases, was appropriate as of March 31, 2019. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion.
As of March 31, 2019 and December 31, 2018, our allowance for loan and lease losses to total non-accrual loans and leases was 86.87% and 80.73%, respectively. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable incurred losses inherent in our loan and lease portfolio as of March 31, 2019.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands)
Allowance at beginning of period	$20,425	$18,763
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	(1,299)
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	(871)
Multi-family	—	—
1-4 family	—	(5)
Commercial and industrial	(48)	(490)
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	—	(20)
Total charge-offs	(48)	(2,685)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	1	1
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	12
Commercial and industrial	19	1
Direct financing leases	—	1
Consumer and other:
Home equity and second mortgages	1	69
Other	2	—
Total recoveries	23	84
Net charge-offs	(25)	(2,601)
Provision for loan and lease losses	49	2,476
Allowance at end of period	$20,449	$18,638
Annualized net charge-offs as a % of average gross loans and leases	0.01%	0.67%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2019 were the interest payments due on subordinated and junior subordinated notes. On April 26, 2019, the Bank’s Board of Directors declared a dividend in the amount of $3.5 million bringing year-to-date dividend declarations to $7.0 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary sources of funds are principal and interest repayments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition.
On-balance sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value, and our unencumbered pledged loans. As of March 31, 2019 and December 31, 2018, our immediate on-balance sheet liquidity was $393.4 million and $390.9 million, respectively. At March 31, 2019 and December 31, 2018, the Bank had $28.9 million and $43.6 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding, or invest in securities to maintain adequate liquidity at an improved margin.
We had $507.7 million of outstanding wholesale funds at March 31, 2019, compared to $550.4 million of wholesale funds as of December 31, 2018, which represented 29.1% and 31.8%, respectively, of ending balance total bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Period-end, in-market deposits have increased $60.0 million, or 5.1%, to $1.239 billion at March 31, 2019 from $1.179 billion at December 31, 2018. While these deposits were gathered from new and existing in-market relationships, the balances may fluctuate over time. We expect to continue establishing new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts in order to fund our loan growth and maintain in-market deposits to total bank funding within our operating range of 60%-75%. Management recently updated this range from the previously disclosed 60%-70% to reflect our sophisticated business client’s increased use of commercial loan swaps to obtain long-term fixed rated financing, instead of conventional long-term fixed rate offerings where we would match-fund the loan through the wholesale market to mitigate interest rate risk. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 25%-40%. The Bank was in compliance with policy limits as of March 31, 2019 and December 31, 2018.
The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the three month period ended March 31, 2019. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2019, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the three months ended March 31, 2019, operating activities resulted in a net cash inflow of $10.7 million, which included net income of $5.9 million. Net cash used in investing activities for the three months ended March 31, 2019 was approximately $55.5 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions, and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the three months ended March 31, 2019 was $14.6 million primarily due to a net increase in deposits, partially offset by a net decrease in FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I. Item 1. for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2019, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk is interest rate risk, which arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Bank’s Asset/Liability Management Committee, in accordance with policies approved by the Bank’s Board of Directors. This committee meets regularly to review the sensitivity of the Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
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

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. Our success in attracting in-market deposits adds to the interest rate liability sensitivity of the organization.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2019 has not changed materially since December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 26, 2019	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 26, 2019	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)