Form 10-Q
period 2019-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2019-07-26
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-34095
FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive, Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)
(608) 238-8008
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FBIZ	The Nasdaq Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 25, 2019 was 8,635,765 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$21,744	$23,319
Short-term investments	24,131	63,227
Cash and cash equivalents	45,875	86,546
Securities available-for-sale, at fair value	158,933	138,358
Securities held-to-maturity, at amortized cost	34,519	37,731
Loans held for sale	4,786	5,287
Loans and leases receivable, net of allowance for loan and lease losses of $19,819 and $20,425, respectively	1,700,157	1,597,230
Premises and equipment, net	2,866	3,284
Foreclosed properties	2,660	2,547
Right-of-use assets	7,853	—
Bank-owned life insurance	42,127	41,538
Federal Home Loan Bank stock, at cost	6,720	7,240
Goodwill and other intangible assets	12,000	12,045
Accrued interest receivable and other assets	51,808	34,651
Total assets	$2,070,304	$1,966,457
Liabilities and Stockholders’ Equity
Deposits	$1,529,645	$1,455,299
Federal Home Loan Bank advances and other borrowings	297,972	298,944
Junior subordinated notes	10,040	10,033
Lease liabilities	8,187	—
Accrued interest payable and other liabilities	35,605	21,474
Total liabilities	1,881,449	1,785,750
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,150,080 and 9,069,199 shares issued, 8,699,456 and 8,785,480 shares outstanding at June 30, 2019 and December 31, 2018, respectively	91	91
Additional paid-in capital	80,351	79,623
Retained earnings	120,841	110,310
Accumulated other comprehensive loss	(1,086)	(1,684)
Treasury stock, 450,624 and 283,719 shares at June 30, 2019 and December 31, 2018, respectively, at cost	(11,342)	(7,633)
Total stockholders’ equity	188,855	180,707
Total liabilities and stockholders’ equity	$2,070,304	$1,966,457

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$23,904	$21,243	$48,111	$40,904
Securities	1,175	938	2,270	1,794
Short-term investments	230	287	608	491
Total interest income	25,309	22,468	50,989	43,189
Interest expense
Deposits	6,258	3,209	12,054	6,038
Federal Home Loan Bank advances and other borrowings	1,922	2,051	3,777	3,467
Junior subordinated notes	277	277	552	552
Total interest expense	8,457	5,537	16,383	10,057
Net interest income	16,852	16,931	34,606	33,132
Provision for loan and lease losses	(784)	2,579	(736)	5,054
Net interest income after provision for loan and lease losses	17,636	14,352	35,342	28,078
Non-interest income
Trust and investment service fees	2,138	1,987	4,065	3,884
Gain on sale of Small Business Administration loans	297	274	539	543
Service charges on deposits	743	720	1,520	1,504
Loan fees	464	389	877	917
Increase in cash surrender value of bank-owned life insurance	297	297	589	589
Commercial loan swap fees	1,051	70	1,523	703
Other non-interest income	815	245	1,330	508
Total non-interest income	5,805	3,982	10,443	8,648
Non-interest expense
Compensation	10,503	9,116	20,667	18,187
Occupancy	559	544	1,149	1,073
Professional fees	784	928	1,994	1,963
Data processing	689	626	1,269	1,236
Marketing	581	591	1,063	925
Equipment	272	343	661	686
Computer software	827	679	1,626	1,420
FDIC insurance	302	369	595	668
Collateral liquidation costs	89	222	(1)	223
Net gain on foreclosed properties	(21)	—	(21)	—
Impairment of tax credit investments	2,088	329	4,102	442
SBA recourse provision	113	99	594	(196)
Other non-interest expense	678	621	1,508	1,747
Total non-interest expense	17,464	14,467	35,206	28,374
Income before income tax (benefit) expense	5,977	3,867	10,579	8,352
Income tax (benefit) expense	(595)	578	(1,893)	1,414
Net income	$6,572	$3,289	$12,472	$6,938
Earnings per common share

Basic	$0.75	$0.38	$1.43	$0.79
Diluted	0.75	0.38	1.43	0.79
Dividends declared per share	0.15	0.14	0.30	0.28

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Net income	$6,572	$3,289	$12,472	$6,938
Other comprehensive income, before tax
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	1,928	(531)	3,239	(1,890)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	14	17	28	36
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(1,514)	358	(2,464)	1,030
Income tax (expense) benefit	(109)	73	(205)	238
Total other comprehensive income (loss)	319	(83)	598	(586)
Comprehensive income	$6,891	$3,206	$13,070	$6,352

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2018	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278
Net income	—	—	—	3,649	—	—	3,649
Other comprehensive loss	—	—	—	—	(503)	—	(503)
Share-based compensation - restricted shares, net	1,055	—	286	—	—	—	286
Cash dividends ($0.14 per share)	—	—	—	(1,226)	—	—	(1,226)
Treasury stock purchased	(174)	—	—	—	—	(4)	(4)
Balance at March 31, 2018	8,764,420	90	78,906	101,329	(1,741)	(7,104)	171,480
Net income	—	—	—	3,289	—	—	3,289
Other comprehensive income	—	—	—	—	(83)	—	(83)
Share-based compensation - restricted shares, net	(4,087)	—	220	—	—	—	220
Cash dividends ($0.14 per share)	—	—	—	(1,227)	—	—	(1,227)
Treasury stock purchased	(230)	—	—	—	—	(7)	(7)
Balance at June 30, 2018	8,760,103	$90	$79,126	$103,391	$(1,824)	$(7,111)	$173,672

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2019	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	5,899	—	—	5,899
Other comprehensive income	—	—	—	—	279	—	279
Share-based compensation - restricted shares, net	49,730	—	318	—	—	—	318
Cash dividends ($0.15 per share)	—	—	—	(1,312)	—	—	(1,312)
Treasury stock purchased	(70,074)	—	—	—	—	(1,478)	(1,478)
Balance at March 31, 2019	8,765,136	91	79,941	115,584	(1,405)	(9,111)	185,100
Net income	—	—	—	6,572	—	—	6,572
Other comprehensive income	—	—	—	—	319	—	319
Share-based compensation - restricted shares, net	31,151	—	410	—	—	—	410
Cash dividends ($0.15 per share)	—	—	—	(1,315)	—	—	(1,315)
Treasury stock purchased	(96,831)	—	—	—	—	(2,231)	(2,231)
Balance at June 30, 2019	8,699,456	$91	$80,351	$120,841	$(1,086)	$(11,342)	$188,855

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In Thousands)
Operating activities
Net income	$12,472	$6,938
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,245)	221
Impairment of tax credit investments	4,102	442
Provision for loan and lease losses	(736)	5,054
Depreciation, amortization and accretion, net	1,437	727
Share-based compensation	728	506
Gain on sale of available-for-sale securities	1	—
Increase in value of bank-owned life insurance policies	(589)	(589)
Origination of loans for sale	(29,116)	(43,519)
Sale of loans originated for sale	30,156	41,280
Gain on sale of loans originated for sale	(539)	(543)
Net gain on foreclosed properties, including impairment valuation	(21)	—
Excess tax benefit from share-based compensation	(11)	(10)
Payments on operating leases	(759)	—
Net increase in accrued interest receivable and other assets	(17,612)	(704)
Net increase in accrued interest payable and other liabilities	13,029	1,177
Net cash provided by operating activities	11,297	10,980
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	12,480	14,738
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	3,176	1,672
Proceeds from sale of available-for-sale securities	2,026	—
Purchases of available-for-sale securities	(31,934)	(26,269)
Purchases of held-to-maturity securities	—	(4,867)
Net increase in loans and leases	(102,162)	(96,620)
Investments in limited partnerships	(1,250)	—
Returns of investments in limited partnerships	280	316
Investment in historic development entities	(2,137)	(905)
Investment in Federal Home Loan Bank stock	(2,020)	(7,388)
Proceeds from the sale of Federal Home Loan Bank stock	2,540	3,763
Purchases of leasehold improvements and equipment, net	(11)	(611)
Net cash used in investing activities	(119,012)	(116,171)
Financing activities
Net increase (decrease) in deposits	74,346	(56,606)
Repayment of Federal Home Loan Bank advances	(266,000)	(490,500)
Proceeds from Federal Home Loan Bank advances	265,000	648,000
Net increase in long-term borrowed funds	35	25
Cash dividends paid	(2,628)	(2,453)
Purchase of treasury stock	(3,709)	(11)
Net cash provided by financing activities	67,044	98,455
Net decrease in cash and cash equivalents	(40,671)	(6,736)
Cash and cash equivalents at the beginning of the period	86,546	52,539
Cash and cash equivalents at the end of the period	$45,875	$45,803
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$15,744	$9,212
Income taxes paid	1,308	646
Non-cash investing and financing activities:
Transfer from loans to foreclosed properties	93	415
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2019. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2018.
Special Note Regarding Smaller Reporting Company Status
In June 2018, the SEC issued Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, which changes the definition of a smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Under this release, the new thresholds for qualifying are (1) public float of less than $250 million or (2) annual revenue of less than $100 million in annual revenue and public float of less than $700 million (including no public float). The rule change was effective on September 10, 2018. Under this release, the Corporation currently qualifies as a smaller reporting company based on its public float as of the last business day of its second fiscal quarter of fiscal year 2019. A smaller reporting company may choose to comply with scaled or non-scaled financial and non-financial disclosure requirements on an item-by-item basis. The Corporation has not scaled its disclosures of financial and non-financial information in this Quarterly Report. The Corporation may determine to provide scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope that have the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. A cross-functional committee has been established and a third-party software solution has been implemented to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard.
In July 2019, the FASB made a tentative decision to delay the effective date for the credit losses standard to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation would be eligible for the proposed delay. The Corporation is currently evaluating the impact of the proposed delay on its implementation project plan.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$6,572	$3,289	$12,472	$6,938
Less: earnings allocated to participating securities	151	48	239	102
Basic earnings allocated to common stockholders	$6,421	$3,241	$12,233	$6,836
Weighted-average common shares outstanding, excluding participating securities	8,569,581	8,631,189	8,584,444	8,631,664
Basic earnings per common share	$0.75	$0.38	$1.43	$0.79

Diluted earnings per common share
Earnings allocated to common stockholders, diluted	$6,421	$3,241	$12,233	$6,836
Weighted-average diluted common shares outstanding, excluding participating securities	8,569,581	8,631,189	8,584,444	8,631,664
Diluted earnings per common share	$0.75	$0.38	$1.43	$0.79

Note 3 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. The Plan authorized 185,000 shares, plus all shares previously available for grant under the 2012 Equity Incentive Plan (the “2012 Plan”). As of June 30, 2019, 268,740 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan. No new grants will be made under the 2012 Plan.
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
Beginning in 2019, the Corporation issued a combination of performance based restricted stock units and restricted stock awards to its executive officers. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Equity (“ROE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROE metric will be adjusted if there is a change in the expectation of ROE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric should never be adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2018 and the six months ended June 30, 2019 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2018	130,441	$21.43
Granted	66,498	20.57
Vested	(46,034)	21.01
Forfeited	(19,284)	22.25
Nonvested balance as of December 31, 2018	131,621	21.02
Granted (1)	81,910	23.56
Vested	(2,484)	24.66
Forfeited	(1,029)	24.75
Nonvested balance as of June 30, 2019	210,018	$21.95

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of June 30, 2019, the Corporation had $3.7 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.85 years.

Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Share-based compensation expense	$410	$220	$728	$506

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$1,000	$1	$—	$1,001
Municipal securities	3,498	12	(3)	3,507
Mortgage backed securities - government issued	45,954	559	(159)	46,354
Mortgage backed securities - government-sponsored enterprises	105,016	1,093	(242)	105,867
Other securities	2,205	2	(3)	2,204
	$157,673	$1,667	$(407)	$158,933

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$—	$(9)	$990
Municipal securities	5,953	2	(69)	5,886
Mortgage backed securities - government issued	20,007	47	(426)	19,628
Mortgage backed securities - government-sponsored enterprises	110,928	279	(1,729)	109,478
Other securities	2,450	—	(74)	2,376
	$140,337	$328	$(2,307)	$138,358

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$20,010	$312	$—	$20,322
Mortgage backed securities - government issued	6,638	32	(15)	6,655
Mortgage backed securities - government-sponsored enterprises	7,871	158	(25)	8,004
	$34,519	$502	$(40)	$34,981

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$21,066	$72	$(59)	$21,079
Mortgage backed securities - government issued	7,358	—	(172)	7,186
Mortgage backed securities - government-sponsored enterprises	9,307	2	(165)	9,144
	$37,731	$74	$(396)	$37,409

U.S. government agency securities - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal National Mortgage Association (“FNMA”). Municipal securities include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Mortgage backed securities - government issued represent securities guaranteed by the Government National Mortgage Association and the SBA. Mortgage backed securities - government-sponsored enterprises include securities guaranteed by FHLMC and FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were nine sales of available-for-sale securities that occurred during the six months ended June 30, 2019. No sales of available-for-sale securities occurred during the six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, securities with a fair value of $22.0 million and $11.5 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
The amortized cost and fair value of securities by contractual maturity at June 30, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,423	$1,425	$771	$772
Due in one year through five years	18,190	18,241	13,564	13,710
Due in five through ten years	31,858	32,147	14,763	15,025
Due in over ten years	106,202	107,120	5,421	5,474
	$157,673	$158,933	$34,519	$34,981

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2019 and December 31, 2018. At June 30, 2019, the Corporation held 57 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2019, the Corporation held 56 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the six months ended June 30, 2019 and 2018.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
Municipal securities	$—	$—	$1,127	$3	$1,127	$3
Mortgage backed securities - government issued	—	—	6,672	159	6,672	159
Mortgage backed securities - government-sponsored enterprises	1,751	—	25,160	242	26,911	242
Other securities	—	—	977	3	977	3
	$1,751	$—	$33,936	$407	$35,687	$407

	As of December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$—	$990	$9	$990	$9
Municipal securities	—	—	4,371	69	4,371	69
Mortgage backed securities - government issued	—	—	13,748	426	13,748	426
Mortgage backed securities - government-sponsored enterprises	8,178	46	69,602	1,683	77,780	1,729
Other securities	238	7	2,138	67	2,376	74
	$8,416	$53	$90,849	$2,254	$99,265	$2,307

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2019 and December 31, 2018. At June 30, 2019, the Corporation held 11 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were 10 held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of June 30, 2019. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the six months ended June 30, 2019 and 2018.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$70	$—	$253	$—	$323	$—
Mortgage backed securities - government issued	—	—	2,563	15	2,563	15
Mortgage backed securities - government-sponsored enterprises	—	—	2,443	25	2,443	25
	$70	$—	$5,259	$40	$5,329	$40

	As of December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,876	$14	$4,364	$45	$11,240	$59
Mortgage backed securities - government issued	—	—	7,186	172	7,186	172
Mortgage backed securities - government-sponsored enterprises	4,038	24	4,338	141	8,376	165
	$10,914	$38	$15,888	$358	$26,802	$396

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$210,471	$203,476
Commercial real estate — non-owner occupied	477,740	484,427
Land development	49,000	42,666
Construction	185,347	161,562
Multi-family	195,363	167,868
1-4 family	31,656	34,340
Total commercial real estate	1,149,577	1,094,339
Commercial and industrial	510,448	462,321
Direct financing leases, net	30,365	33,170
Consumer and other:
Home equity and second mortgages	7,513	8,438
Other	22,896	20,789
Total consumer and other	30,409	29,227
Total gross loans and leases receivable	1,720,799	1,619,057
Less:
Allowance for loan and lease losses	19,819	20,425
Deferred loan fees	823	1,402
Loans and leases receivable, net	$1,700,157	$1,597,230
The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$22,578	$23,898
Other SBA loans(1)	25,039	22,024
Total SBA loans	$47,617	$45,922

(1)	Primarily consisted of SBA CAPLine, Express, and impaired loans that were repurchased from the secondary market, all of which are not saleable.
As of June 30, 2019 and December 31, 2018, $17.1 million and $13.2 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended June 30, 2019 and 2018 was $3.3 million and $3.2 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the six months ended June 30, 2019 and 2018 was $5.6 million and $6.3 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2019 and 2018 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at June 30, 2019 and December 31, 2018 was $76.0 million and $83.3 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended June 30, 2019 and 2018 was $17.2 million and $14.8 million, respectively. The total principal amount of transferred participation interests in other originated commercial loans during the six months ended June 30, 2019 and 2018 was $24.0 million and $34.4 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at June 30, 2019 and December 31, 2018 was $135.6 million and $129.7 million, respectively. As of June 30, 2019 and December 31, 2018, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $225.8 million and $208.9 million, respectively. No loans in this participation portfolio were considered impaired as of June 30, 2019 and December 31, 2018. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 was $531,000 and $569,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	June 30, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$178,451	$16,454	$10,402	$5,164	$210,471
Commercial real estate — non-owner occupied	436,422	39,506	1,812	—	477,740
Land development	46,315	928	—	1,757	49,000
Construction	185,181	—	166	—	185,347
Multi-family	183,788	11,575	—	—	195,363
1-4 family	30,853	92	211	500	31,656
Total commercial real estate	1,061,010	68,555	12,591	7,421	1,149,577
Commercial and industrial	411,133	27,855	53,050	18,410	510,448
Direct financing leases, net	23,196	3,816	3,353	—	30,365
Consumer and other:
Home equity and second mortgages	7,346	71	94	2	7,513
Other	22,714	—	—	182	22,896
Total consumer and other	30,060	71	94	184	30,409
Total gross loans and leases receivable	$1,525,399	$100,297	$69,088	$26,015	$1,720,799
Category as a % of total portfolio	88.64%	5.83%	4.02%	1.51%	100.00%

	December 31, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$177,222	$15,085	$5,506	$5,663	$203,476
Commercial real estate — non-owner occupied	458,185	24,873	1,338	31	484,427
Land development	39,472	981	—	2,213	42,666
Construction	161,360	—	202	—	161,562
Multi-family	167,868	—	—	—	167,868
1-4 family	32,004	1,451	707	178	34,340
Total commercial real estate	1,036,111	42,390	7,753	8,085	1,094,339
Commercial and industrial	374,371	19,370	51,474	17,106	462,321
Direct financing leases, net	26,013	6,090	1,067	—	33,170
Consumer and other:
Home equity and second mortgages	8,385	3	50	—	8,438
Other	20,499	—	—	290	20,789
Total consumer and other	28,884	3	50	290	29,227
Total gross loans and leases receivable	$1,465,379	$67,853	$60,344	$25,481	$1,619,057
Category as a % of total portfolio	90.51%	4.19%	3.73%	1.57%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current		Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$205,307		$205,307
Non-owner occupied	—	—	—	—	477,740		477,740
Land development	—	—	—	—	47,243		47,243
Construction	—	—	—	—	185,347		185,347
Multi-family	—	—	—	—	195,363		195,363
1-4 family	—	—	—	—	31,307		31,307
Commercial and industrial	1,996	14	—	2,010	490,028		492,038
Direct financing leases, net	—	—	—	—	30,365		30,365
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,511		7,511
Other	—	—	—	—	22,714		22,714
Total	1,996	14	—	2,010	1,692,925		1,694,935
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	350	4,814	5,164	—		5,164
Non-owner occupied	—	—	—	—	—		—
Land development	—	—	—	—	1,757		1,757
Construction	—	—	—	—	—		—
Multi-family	—	—	—	—	—		—
1-4 family	349	—	—	349	—		349
Commercial and industrial	86	83	9,996	10,165	8,245		18,410
Direct financing leases, net	—	—	—	—	—		—
Consumer and other:
Home equity and second mortgages	—	—	2	2	—		2
Other	—	—	170	170	12		182
Total	435	433	14,982	15,850	10,014	—	25,864
Total loans and leases
Commercial real estate:
Owner occupied	—	350	4,814	5,164	205,307		210,471
Non-owner occupied	—	—	—	—	477,740		477,740
Land development	—	—	—	—	49,000		49,000
Construction	—	—	—	—	185,347		185,347
Multi-family	—	—	—	—	195,363		195,363
1-4 family	349	—	—	349	31,307		31,656
Commercial and industrial	2,082	97	9,996	12,175	498,273		510,448
Direct financing leases, net	—	—	—	—	30,365		30,365
Consumer and other:
Home equity and second mortgages	—	—	2	2	7,511		7,513
Other	—	—	170	170	22,726		22,896
Total	$2,431	$447	$14,982	$17,860	$1,702,939		$1,720,799
Percent of portfolio	0.14%	0.03%	0.87%	1.04%	98.96%		100.00%

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$157	$—	$—	$157	$197,656	$197,813
Non-owner occupied	—	2,272	—	2,272	482,124	484,396
Land development	—	—	—	—	40,453	40,453
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	826	247	—	1,073	444,144	445,217
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	—	—	20,499	20,499
Total	16,170	2,579	—	18,749	1,575,007	1,593,756
Non-accruing loans and leases
Commercial real estate:
Owner occupied	483	—	5,180	5,663	—	5,663
Non-owner occupied	—	—	31	31	—	31
Land development	—	—	119	119	2,094	2,213
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—
Commercial and industrial	2,322	—	12,108	14,430	2,674	17,104
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	279	279	11	290
Total	2,805	—	17,717	20,522	4,779	25,301
Total loans and leases
Commercial real estate:
Owner occupied	640	—	5,180	5,820	197,656	203,476
Non-owner occupied	—	2,272	31	2,303	482,124	484,427
Land development	—	—	119	119	42,547	42,666
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	3,148	247	12,108	15,503	446,818	462,321
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	279	279	20,510	20,789
Total	$18,975	$2,579	$17,717	$39,271	$1,579,786	$1,619,057
Percent of portfolio	1.17%	0.16%	1.09%	2.42%	97.58%	100.00%

The Corporation’s total impaired assets consisted of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$5,164	$5,663
Commercial real estate — non-owner occupied	—	31
Land development	1,757	2,213
Construction	—	—
Multi-family	—	—
1-4 family	349	—
Total non-accrual commercial real estate	7,270	7,907
Commercial and industrial	18,410	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	2	—
Other	182	290
Total non-accrual consumer and other loans	184	290
Total non-accrual loans and leases	25,864	25,301
Foreclosed properties, net	2,660	2,547
Total non-performing assets	28,524	27,848
Performing troubled debt restructurings	151	180
Total impaired assets	$28,675	$28,028

	June 30, 2019	December 31, 2018
Total non-accrual loans and leases to gross loans and leases	1.50%	1.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.66	1.72
Total non-performing assets to total assets	1.38	1.42
Allowance for loan and lease losses to gross loans and leases	1.15	1.26
Allowance for loan and lease losses to non-accrual loans and leases	76.64	80.73
As of June 30, 2019 and December 31, 2018, $16.4 million and $7.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of June 30, 2019.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	9	$5,281	$5,281	13	$7,359	$7,284

During the three and six months ended June 30, 2018, no loans were modified to a troubled debt restructuring. There were two commercial and industrial loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the six months ended June 30, 2019 in the amount of $2.8 million. There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the six months ended June 30, 2018.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Six Months Ended June 30, 2019
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$773	$773		$—	$4,579		$38		$355	$(317)
Non-owner occupied	—	—		—	116		1		—	1
Land development	1,757	6,054		—	2,072		30		6	24
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	500	506		—	228		8		33	(25)
Commercial and industrial	4,822	5,986		—	13,094		367		308	59
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	2	2		—	—		—		7	(7)
Other	170	836		—	210		25		—	25
Total	8,024	14,157		—	20,299		469		709	(240)
With impairment reserve recorded:
Commercial real estate:
Owner occupied	4,391	5,750		809	705		214		—	214
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	13,588	14,246		3,184	3,489		728		—	728
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	12	12		12	15		—		—	—
Total	17,991	20,008		4,005	4,209		942		—	942
Total:
Commercial real estate:
Owner occupied	5,164	6,523		809	5,284		252		355	(103)
Non-owner occupied	—	—		—	116		1		—	1
Land development	1,757	6,054		—	2,072		30		6	24
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	500	506		—	228		8		33	(25)
Commercial and industrial	18,410	20,232		3,184	16,583		1,095		308	787
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	2	2		—	—		—		7	(7)
Other	182	848		12	225		25		—	25
Grand total	$26,015	$34,165		$4,005	$24,508		$1,411		$709	$702

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2018
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,273	$1,273	$—	$6,638	$756	$197	$559
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	6,828	7,527	—	8,809	1,058	980	78
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	279	945	—	305	55	—	55
Total	10,802	16,510	—	21,108	2,200	1,304	896
With impairment reserve recorded:
Commercial real estate:
Owner occupied	4,390	5,749	675	635	182	—	182
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	10,278	10,278	3,710	4,687	1,096	—	1,096
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	11	11	11	1	—	—	—
Total	14,679	16,038	4,396	5,323	1,278	—	1,278
Total:
Commercial real estate:
Owner occupied	5,663	7,022	675	7,273	938	197	741
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	17,106	17,805	3,710	13,496	2,154	980	1,174
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	290	956	11	306	55	—	55
Grand total	$25,481	$32,548	$4,396	$26,431	$3,478	$1,304	$2,174

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $8.2 million and $7.1 million as of June 30, 2019 and December 31, 2018, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $151,000 and $180,000 of loans as of June 30, 2019 and December 31, 2018, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,205	$8,485	$759	$20,449
Charge-offs	—	(13)	(2)	(15)
Recoveries	72	72	25	169
Net recoveries	72	59	23	154
Provision for loan and lease losses	(8)	(652)	(124)	(784)
Ending balance	$11,269	$7,892	$658	$19,819

	As of and for the Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$9,990	$8,151	$497	$18,638
Charge-offs	(121)	(168)	(17)	(306)
Recoveries	2	17	2	21
Net charge-offs	(119)	(151)	(15)	(285)
Provision for loan and lease losses	1,276	1,237	66	2,579
Ending balance	$11,147	$9,237	$548	$20,932

	As of and for the Six Months Ended June 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(61)	(2)	(63)
Recoveries	73	92	28	193
Net recoveries	73	31	26	130
Provision for loan and lease losses	(466)	(218)	(52)	(736)
Ending balance	$11,269	$7,892	$658	$19,819

	As of and for the Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(2,296)	(657)	(37)	(2,990)
Recoveries	15	19	71	105
Net (charge-offs) recoveries	(2,281)	(638)	34	(2,885)
Provision for loan and lease losses	3,297	1,650	107	5,054
Ending balance	$11,147	$9,237	$548	$20,932
The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of June 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,460	$4,708	$646	$15,814
Individually evaluated for impairment	809	3,184	12	4,005
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,269	$7,892	$658	$19,819
Loans and lease receivables:
Collectively evaluated for impairment	$1,142,156	$522,403	$30,225	$1,694,784
Individually evaluated for impairment	7,342	18,409	184	25,935
Loans acquired with deteriorated credit quality	79	1	—	80
Total	$1,149,577	$540,813	$30,409	$1,720,799

	As of December 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,987	$4,369	$673	$16,029
Individually evaluated for impairment	675	3,710	11	4,396
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,662	$8,079	$684	$20,425
Loans and lease receivables:
Collectively evaluated for impairment	$1,086,254	$478,385	$28,937	$1,593,576
Individually evaluated for impairment	7,914	17,104	290	25,308
Loans acquired with deteriorated credit quality	171	2	—	173
Total	$1,094,339	$495,491	$29,227	$1,619,057

Note 6 — Leases
The Corporation leases various office spaces, loan production offices, and specialty financing production offices under non-cancelable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes an operating lease liability and a right-of-use for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis.

Quantitative information regarding the Corporation’s operating leases is as follows:

	As of and for the Three Months Ended June 30,	As of and for the Six Months Ended June 30,
	2019
	(Dollars in Thousands)
Total operating lease cost	$391	$781

Weighted-average remaining lease term (in years)		6.91
Weighted-average discount rate		3.11%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating leases liabilities:

(In Thousands)
2019	$767
2020	1,541
2021	1,382
2022	1,373
2023	1,015
Thereafter	3,063
Total undiscounted cash flows	9,141
Discount on cash flows	(954)
Total lease liability	$8,187

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)
Accrued interest receivable	$6,387	$5,684
Net deferred tax asset	3,137	3,172
Investment in historic development entities	2,016	1,653
Investment in a community development entity	5,826	6,081
Investment in limited partnerships	5,434	4,176
Investment in Trust II	315	315
Fair value of interest rate swaps	16,409	4,637
Prepaid expenses	2,903	2,894
Other assets	9,381	6,039
Total accrued interest receivable and other assets	$51,808	$34,651

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	June 30, 2019			December 31, 2018
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$301,914	$255,691	—%	$280,769	$241,529	—%
Interest-bearing transaction accounts	244,608	224,873	1.65	229,612	269,943	0.99
Money market accounts	596,520	574,666	1.87	516,045	491,756	1.09
Certificates of deposit	147,216	162,082	2.45	153,022	94,172	1.70
Wholesale deposits	239,387	259,379	2.19	275,851	302,440	1.95
Total deposits	$1,529,645	$1,476,691	1.63	$1,455,299	$1,399,840	1.11

Note 9 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	June 30, 2019			December 31, 2018
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$119	2.43%
FHLB advances	273,500	267,058	2.21	274,500	274,382	2.06
Line of credit	—	—	—	—	3	4.47
Other borrowings	675	675	8.04	675	675	7.94
Subordinated notes payable	23,797	23,781	6.63	23,769	23,739	6.64
Junior subordinated notes	10,040	10,036	10.99	10,033	10,025	11.10
	$308,012	$301,550	2.87	$308,977	$308,943	2.72

Short-term borrowings	$128,500			$136,500
Long-term borrowings	179,512			172,477
	$308,012			$308,977

As of June 30, 2019 and December 31, 2018, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2019, the Corporation pays a commitment fee on this line of credit. During the six months ended June 30, 2019 and 2018, the Corporation incurred interest expense due to this fee of $6,000 and $7,000, respectively.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $2.1 million at June 30, 2019, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheet.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Six Months Ended
	June 30, 2019	June 30, 2018
	(In Thousands)
Balance at the beginning of the period	$2,956	$2,849
SBA recourse provision	594	(196)
Charge-offs, net	(1,482)	(238)
Balance at the end of the period	$2,068	$2,415

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$1,001	$—	$1,001
Municipal securities	—	3,507	—	3,507
Mortgage backed securities - government issued	—	46,354	—	46,354
Mortgage backed securities - government-sponsored enterprises	—	105,867	—	105,867
Other securities	—	2,204	—	2,204
Interest rate swaps	—	16,409	—	16,409
Liabilities:
Interest rate swaps	—	19,015	—	19,015

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$990	$—	$990
Municipal securities	—	5,886	—	5,886
Mortgage backed securities - government issued	—	19,628	—	19,628
Mortgage backed securities - government-sponsored enterprises	—	109,478	—	109,478
Other securities	—	2,376	—	2,376
Interest rate swaps	—	4,637	—	4,637
Liabilities:
Interest rate swaps	—	4,779	—	4,779

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the six months ended June 30, 2019 or the year ended December 31, 2018 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$21,715	$21,715
Foreclosed properties	—	—	2,660	2,660
Loan servicing rights	—	—	1,253	1,253

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,706	$15,706
Foreclosed properties	—	—	2,547	2,547
Loan servicing rights	—	—	1,278	1,278

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $21.7 million and $15.7 million at June 30, 2019 and December 31, 2018, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 50% as of the measurement date of June 30, 2019. The weighted-average of those unobservable inputs was 22%. The majority of the impaired loans are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$45,875	$45,877	$39,975	$5,902	$—
Securities available-for-sale	158,933	158,933	—	158,933	—
Securities held-to-maturity	34,519	34,981	—	34,981	—
Loans held for sale	4,786	5,265	—	5,265	—
Loans and lease receivables, net	1,700,157	1,698,157	—	—	1,698,157
Federal Home Loan Bank stock	6,720	N/A	N/A	N/A	N/A
Accrued interest receivable	6,387	6,387	6,387	—	—
Interest rate swaps	16,409	16,409	—	16,409	—
Financial liabilities:
Deposits	1,529,645	1,530,042	1,143,042	387,000	—
Federal Home Loan Bank advances and other borrowings	297,972	297,873	—	297,873	—
Junior subordinated notes	10,040	9,962	—	—	9,962
Accrued interest payable	4,335	4,335	4,335	—	—
Interest rate swaps	19,015	19,015	—	19,015	—
Off-balance sheet items:
Standby letters of credit	56	56	—	—	56
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$86,546	$86,546	$67,246	$19,300	$—
Securities available-for-sale	138,358	138,358	—	138,358	—
Securities held-to-maturity	37,731	37,409	—	37,409	—
Loans held for sale	5,287	5,816	—	5,816	—
Loans and lease receivables, net	1,597,230	1,589,323	—	—	1,589,323
Federal Home Loan Bank stock	7,240	N/A	N/A	N/A	N/A
Accrued interest receivable	5,684	5,684	5,684	—	—
Interest rate swaps	4,637	4,637	—	4,637	—
Financial liabilities:
Deposits	1,455,299	1,453,482	1,026,648	426,834	—
Federal Home Loan Bank advances and other borrowings	298,944	294,127	—	294,127	—
Junior subordinated notes	10,033	9,955	—	—	9,955
Accrued interest payable	3,696	3,696	3,696	—	—
Interest rate swaps	4,779	4,779	—	4,779	—
Off-balance sheet items:
Standby letters of credit	59	59	—	—	59

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
At June 30, 2019, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $237.7 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between March 2021 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $16.4 million, included in accrued interest receivable and other assets, and as a derivative liability of $183,000, included in accrued interest payable and other liabilities. As of June 30, 2019, no interest rate swaps were in default.
At June 30, 2019, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $237.7 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March 2021 through July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $16.2 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $16.4 million and a gross derivative asset of $183,000. No right of offset existed with dealer counterparty swaps as of June 30, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2019 and 2018 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of June 30, 2019, the aggregate notional value of interest rate swaps designated as cash flow hedges was $54.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $1.5 million and $2.5 million was recognized in other comprehensive income for the three and six months ended June 30, 2019, respectively, and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2019	Accrued interest receivable and other assets	$16,409	Accrued interest payable and other liabilities	$16,409
December 31, 2018	Accrued interest receivable and other assets	$4,637	Accrued interest payable and other liabilities	$4,637
Derivatives designated as hedging instruments
June 30, 2019	Accumulated other comprehensive income (1)	$2,607	Accrued interest payable and other liabilities	$2,607
December 31, 2018	Accumulated other comprehensive income (1)	$142	Accrued interest payable and other liabilities	$142

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

In July 2013, the FRB and the Federal Deposit Insurance Corporation approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies”. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.

As of June 30, 2019, the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize the Bank’s capital ratios and the ratios required by its federal regulator:

	As of June 30, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
First Business Bank
Total capital (to risk-weighted assets)	$227,333	11.63%	$156,436	8.00%	$205,322	10.50%	$195,545	10.00%
Tier 1 capital (to risk-weighted assets)	205,445	10.51	117,327	6.00	166,213	8.50	156,436	8.00
Common equity tier 1 capital (to risk-weighted assets)	205,445	10.51	87,995	4.50	136,882	7.00	127,104	6.50
Tier 1 leverage capital (to adjusted assets)	205,445	10.26	80,121	4.00	80,121	4.00	100,151	5.00

	As of December 31, 2018
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
First Business Bank
Total capital (to risk-weighted assets)	$220,474	11.49%	$153,456	8.00%	$189,422	9.875%	$191,820	10.00%
Tier 1 capital (to risk-weighted assets)	197,093	10.27	115,092	6.00	151,058	7.875	153,456	8.00
Common equity tier 1 capital (to risk-weighted assets)	197,093	10.27	86,319	4.50	122,285	6.375	124,683	6.50
Tier 1 leverage capital (to adjusted assets)	197,093	10.20	77,301	4.00	77,301	4.00	96,626	5.00

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
Forward-Looking Statements
This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client service, administrative infrastructure, and internal management systems.

•	Fluctuations in interest rates and market prices.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiary.

•	Changes in tax or accounting requirements.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portion of SBA loans.
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
Operational Summary

Results for the three and six months ended June 30, 2019 include:

•	Total assets increased to $2.070 billion as of June 30, 2019 compared to $1.966 billion as of December 31, 2018.

•
Net income for the three months ended June 30, 2019 was $6.6 million compared to net income of $3.3 million for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 was $12.5 million compared to net income of $6.9 million for the six months ended June 30, 2018.

•
Diluted earnings per common share for the three months ended June 30, 2019 were $0.75 compared to $0.38 for the three months ended June 30, 2018. Diluted earnings per common share for the six months ended June 30, 2019 were $1.43 compared to $0.79 for the three months ended June 30, 2018.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 1.30% and 14.09%, respectively, for the three month period ended June 30, 2019, compared to 0.70% and 7.59%, respectively, for the same time period in 2018. ROAA and ROAE were 1.25% and 13.89%, respectively, for the six month period ended June 30, 2019 compared to 0.74% and 8.22%, respectively, for the same period in 2018.

•
Net interest income was $16.9 million for the three months ended June 30, 2019 and 2018. Net interest income was $34.6 million for the six months ended June 30, 2019 compared to $33.1 million for the six months ended June 30, 2018.

•
Top line revenue, the sum of net interest income and non-interest income, increased 8.3% to $22.7 million for the three months ended June 30, 2019 compared to $20.9 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, top line revenue increased 7.8% to $45.0 million compared to $41.8 million for the six months ended June 30, 2018.

•
Net interest margin decreased 25 basis points to 3.52% for the three months ended June 30, 2019 compared to 3.77% for the three months ended June 30, 2018. Net interest margin decreased five basis points to 3.66% for the six months ended June 30, 2019 compared to 3.71% for the six months ended June 30, 2018.

•
Efficiency ratio was 67.41% for the three months ended June 30, 2019, compared to 67.07% for the three months ended June 30, 2018. Efficiency ratio was 67.73% for the six months ended June 30, 2019 compared to 67.27% for the same time period in 2018.

•
Provision for loan and lease losses was a benefit of $784,000 for the three months ended June 30, 2019 compared to a provision expense of $2.6 million for the three months ended June 30, 2018. Provision for loan and lease losses was a benefit of $736,000 for the six months ended June 30, 2019 compared to a provision expense of $5.1 million for the same time period in 2018.

•
SBA recourse provision was $113,000 for the three months ended June 30, 2019 compared to $99,000 for the three months ended June 30, 2018. For the six months ended June 30, 2019, SBA recourse provision was $594,000 compared to a net benefit of $196,000 for the six months ended June 30, 2018.

•
Relationship-based historic tax credit programs contributed $446,000, or $0.05 per share, for the three months ended June 30, 2019 compared to no contribution for the three months ended June 30, 2018. Relationship-based historic tax credit programs contributed $1.3 million, or $0.15 per share, for the six months ended June 30, 2019 compared to no contribution for the six months ended June 30, 2018.

•
Net recoveries for the three months ended June 30, 2019 were $154,000 compared to net charge-offs of $285,000, or 0.07% of average loans and leases annualized, for the three months ended June 30, 2018. Net recoveries for the six months ended June 30, 2019 were $130,000 compared to net charge-offs of $2.9 million, or 0.37% of average loans and leases annualized, for the six months ended June 30, 2018.

•	Period-end gross loans and leases receivable increased $102.3 million, or 12.7% annualized, to $1.720 billion at June 30, 2019 from $1.618 billion at December 31, 2018.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.15% at June 30, 2019 compared to 1.26% at December 31, 2018.

•	Non-performing assets were $28.5 million and 1.38% of total assets at June 30, 2019, compared to $27.8 million and 1.42% at December 31, 2018 and $32.6 million and 1.71% at June 30, 2018.

•	Non-accrual loans and leases increased by $563,000, or 2.2%, to $25.9 million at June 30, 2019 from $25.3 million at December 31, 2018.

•	Period-end in-market deposits increased $110.8 million, or 18.8% annualized, to $1.290 billion at June 30, 2019 from $1.179 billion at December 31, 2018.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. For the three and six months ended June 30, 2019, top line revenue increased 8.3% and 7.8%, respectively, compared to the same periods in the prior year primarily due to an increase in both the rate and volume of average loans and leases outstanding combined with an increase in commercial loan swap fees. These favorable increases were partially offset by an increase in both the rate paid and volume of average in-market deposits.
The components of top line revenue were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in Thousands)
Net interest income	$16,852	$16,931	(0.5)%	$34,606	$33,132	4.4%
Non-interest income	5,805	3,982	45.8	10,443	8,648	20.8
Total top line revenue	$22,657	$20,913	8.3	$45,049	$41,780	7.8
Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended June 30, 2019 increased to 1.30% compared to 0.70% for the three months ended June 30, 2018. ROAA for the six months ended June 30, 2019 increased to 1.25% compared to 0.74% for the six months ended June 30, 2018. The increase in ROAA can be attributed principally to an increase in earnings as net income increased 79.8% during the same time period. The increase in net income for both periods of comparison was primarily due to a decrease in the provision for loan and lease losses, an increase in commercial loan swap fee income, and the recognition of historic tax credits, net of the corresponding impairment of tax credit investments. ROAA is a critical metric we use to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended June 30, 2019 was 14.09% compared to 7.59% for the three months ended June 30, 2018. ROAE for the six months ended June 30, 2019 was 13.89% compared to 8.22% for the six months ended June 30, 2018. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our stockholders by enhancing the overall profitability of our client relationships, controlling expenses, and seeking to minimize credit costs.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, net gains or losses on foreclosed properties, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less net realized gains on securities.
The efficiency ratio was 67.41% and 67.73% for the three and six months ended June 30, 2019 compared to 67.07% and 67.27% for the three and six months ended June 30, 2018. Operating expense for the three months ended June 30, 2019 increased 8.9% while operating revenue increased 8.3%. Similarly, operating expense for the six months ended June 30, 2019 increased 8.6% while operating revenue increased 7.8%. This decrease in efficiency for both periods of comparison was primarily due to an increase in compensation expense. Compensation expense for the three months ended June 30, 2019 was $10.5 million, an increase of $1.4 million compared to the same period in 2018. Compensation for the six months ended June 30, 2019 was $20.7 million, an increase of $2.5 million compared to the same period in 2018. The increase in compensation expense in both periods of comparison primarily reflects an increase in employees, annual merit increases, and an increase in incentive compensation tied to individual and Company performance. Full-time equivalent employees were 275 at June 30, 2019, compared to 274 at December 31, 2018 and 265 at June 30, 2018. The producers hired over the past 18 months are now generating new business and, as a result, management believes operating revenue will begin to increase at a greater rate than operating expense, generating positive operating leverage and moving the efficiency ratio toward the Company’s long-term operating goal of 58%-62%.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$17,464	$14,467	$2,997	20.7%	$35,206	$28,374	$6,832	24.1%
Less:
Net gain on foreclosed properties	(21)	—	(21)	NM	(21)	—	(21)	NM
Amortization of other intangible assets	11	12	(1)	(8.3)	21	24	(3)	(12.5)
SBA recourse provision (benefit)	113	99	14	14.1	594	(196)	790	(403.1)
Impairment of tax credit investments	2,088	329	1,759	534.7	4,102	442	3,660	828.1
Total operating expense	$15,273	$14,027	$1,246	8.9	$30,510	$28,104	$2,406	8.6
Net interest income	$16,852	$16,931	$(79)	(0.5)	$34,606	$33,132	$1,474	4.4
Total non-interest income	5,805	3,982	1,823	45.8	10,443	8,648	1,795	20.8
Total operating revenue	$22,657	$20,913	$1,744	8.3	$45,049	$41,780	$3,269	7.8
Efficiency ratio	67.41%	67.07%			67.73%	67.27%

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2019 compared to the same period in 2018. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2019 Compared to 2018			2019 Compared to 2018
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$657	$834	$1,491	$2,180	$1,659	$3,839
Commercial and industrial loans(1)	127	1,003	1,130	1,823	1,443	3,266
Direct financing leases(1)	8	3	11	7	27	34
Consumer and other loans(1)	22	7	29	27	41	68
Total loans and leases receivable	814	1,847	2,661	4,037	3,170	7,207
Mortgage-related securities	98	151	249	246	255	501
Other investment securities	17	(29)	(12)	35	(60)	(25)
FHLB and FRB Stock	89	(69)	20	71	(10)	61
Short-term investments	56	(133)	(77)	215	(159)	56
Total net change in income on interest-earning assets	1,074	1,767	2,841	4,604	3,196	7,800
Interest-bearing liabilities
Transaction accounts	461	(100)	361	1,083	(259)	824
Money market accounts	1,463	320	1,783	3,100	355	3,455
Certificates of deposit	318	468	786	693	812	1,505
Wholesale deposits	253	(134)	119	523	(291)	232
Total deposits	2,495	554	3,049	5,399	617	6,016
FHLB advances	874	(1,001)	(127)	347	(33)	314
Other borrowings	5	(7)	(2)	2	(6)	(4)
Junior subordinated notes	—	—	—	(1)	1	—
Total net change in expense on interest-bearing liabilities	3,374	(454)	2,920	5,747	579	6,326
Net change in net interest income	$(2,300)	$2,221	$(79)	$(1,143)	$2,617	$1,474

(1)	Includes non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2019 and 2018. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,139,036	$14,755	5.18%	$1,073,326	$13,264	4.94%
Commercial and industrial loans(1)	493,093	8,477	6.88	434,657	7,347	6.76
Direct financing leases(1)	31,610	324	4.10	31,284	313	4.00
Consumer and other loans(1)	30,555	348	4.56	29,914	319	4.27
Total loans and leases receivable(1)	1,694,294	23,904	5.64	1,569,181	21,243	5.42
Mortgage-related securities(2)	161,827	1,024	2.53	136,982	775	2.26
Other investment securities(3)	28,723	151	2.10	34,391	163	1.90
FHLB and FRB stock	6,875	86	5.00	8,392	66	3.15
Short-term investments	22,570	144	2.55	45,473	221	1.94
Total interest-earning assets	1,914,289	25,309	5.29	1,794,419	22,468	5.01
Non-interest-earning assets	110,516			94,923
Total assets	$2,024,805			$1,889,342
Interest-bearing liabilities
Transaction accounts	$234,241	989	1.69	$272,840	628	0.92
Money market accounts	593,431	2,850	1.92	474,943	1,067	0.90
Certificates of deposit	164,537	1,025	2.49	71,994	239	1.33
Wholesale deposits	251,060	1,394	2.22	278,496	1,275	1.83
Total interest-bearing deposits	1,243,269	6,258	2.01	1,098,273	3,209	1.17
FHLB advances	266,137	1,511	2.27	322,791	1,637	2.03
Other borrowings	24,463	411	6.72	24,889	414	6.65
Junior subordinated notes	10,038	277	11.04	10,023	277	11.05
Total interest-bearing liabilities	1,543,907	8,457	2.19	1,455,976	5,537	1.52
Non-interest-bearing demand deposit accounts	254,177			240,352
Other non-interest-bearing liabilities	40,110			19,752
Total liabilities	1,838,194			1,716,080
Stockholders’ equity	186,611			173,262
Total liabilities and stockholders’ equity	$2,024,805			$1,889,342
Net interest income		$16,852			$16,931
Interest rate spread			3.10%			3.49%
Net interest-earning assets	$370,382			$338,443
Net interest margin			3.52%			3.77%
Average interest-earning assets to average interest-bearing liabilities	123.99%			123.25%
Return on average assets(4)	1.30			0.70
Return on average equity(4)	14.09			7.59
Average equity to average assets	9.22			9.17
Non-interest expense to average assets(4)	3.45			3.06

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,126,449	$29,444	5.23%	$1,060,112	$25,605	4.83%
Commercial and industrial loans(1)	479,644	17,315	7.22	437,061	14,049	6.43
Direct financing leases(1)	31,927	651	4.08	30,582	617	4.04
Consumer and other loans(1)	31,491	701	4.45	29,639	633	4.27
Total loans and leases receivable(1)	1,669,511	48,111	5.76	1,557,394	40,904	5.25
Mortgage-related securities(2)	153,981	1,963	2.55	132,546	1,462	2.21
Other investment securities(3)	29,423	307	2.09	35,386	332	1.88
FHLB and FRB stock	6,965	175	5.03	7,559	114	3.02
Short-term investments	33,818	433	2.56	51,349	377	1.47
Total interest-earning assets	1,893,698	50,989	5.39	1,784,234	43,189	4.84
Non-interest-earning assets	103,196			91,853
Total assets	$1,996,894			$1,876,087
Interest-bearing liabilities
Transaction accounts	$224,873	1,860	1.65	$285,216	1,036	0.73
Money market accounts	574,666	5,373	1.87	494,779	1,918	0.78
Certificates of deposit	162,082	1,983	2.45	76,424	478	1.25
Wholesale deposits	259,379	2,838	2.19	289,614	2,606	1.80
Total interest-bearing deposits	1,221,000	12,054	1.97	1,146,033	6,038	1.05
FHLB advances	267,058	2,955	2.21	270,445	2,641	1.95
Other borrowings	24,456	822	6.72	24,647	826	6.70
Junior subordinated notes	10,036	552	11.00	10,022	552	11.02
Total interest-bearing liabilities	1,522,550	16,383	2.15	1,451,147	10,057	1.39
Non-interest-bearing demand deposit accounts	255,691			234,487
Other non-interest-bearing liabilities	39,017			21,643
Total liabilities	1,817,258			1,707,277
Stockholders’ equity	179,636			168,810
Total liabilities and stockholders’ equity	$1,996,894			$1,876,087
Net interest income		$34,606			$33,132
Interest rate spread			3.23%			3.45%
Net interest-earning assets	$371,148			$333,087
Net interest margin			3.66%			3.71%
Average interest-earning assets to average interest-bearing liabilities	124.38%			122.95%
Return on average assets(4)	1.25			0.74
Return on average equity(4)	13.89			8.22
Average equity to average assets	9.00			9.00
Non-interest expense to average assets	3.53			3.02

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

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2019 and 2018

Net interest income decreased $79,000, or 0.5%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in net interest income was principally due to net interest margin compression combined with a moderate decrease in loan fees received in lieu of interest, partially offset by an increase in average loans and leases outstanding. Fees collected in lieu of interest were $1.2 million for the three months ended June 30, 2019 compared to $1.4 million for the three months ended June 30, 2018. Excluding fees collected in lieu of interest, net interest income increased $182,000, or 1.2%, compared to the three months ended June 30, 2018. Average gross loans and leases for the three months ended June 30, 2019 increased $125.1 million, or 8.0%, compared to the three months ended June 30, 2018. Net interest income for the six months ended June 30, 2019 increased $1.5 million, or 4.4%, compared to the six months ended June 30, 2018. The increase in net interest income was principally due to an increase in loan fees received in lieu of interest combined with an increase in average loans and leases outstanding, partially offset by net interest margin compression resulting from the rate paid on average in-market deposits increasing more than the yield on average interest-earning assets. Fees collected in lieu of interest were $3.4 million for the six months ended June 30, 2019 compared to $2.4 million for the six months ended June 30, 2018. Excluding fees collected in lieu of interest, net interest income increased $471,000, or 1.5%, compared to the six months ended June 30, 2018. Average gross loans and leases for the six months ended June 30, 2019 increased $112.1 million, or 7.2%, compared to the six months ended June 30, 2018. Excluding fees in lieu of interest, net interest income in both periods of comparison was negatively impacted by an increase in both the rate paid and volume of average in-market deposits.
The yield on average loans and leases for the three and six months ended June 30, 2019 improved to 5.64% and 5.76%, respectively, compared to 5.42% and 5.25% for the three and six months ended June 30, 2018, respectively. The increase in yield for both periods of comparison was primarily due to the 2018 increase in short-term market rates, disciplined loan pricing, and proportionately greater growth from our higher yielding specialty finance businesses. The yield on average loans and leases for six months ended June 30, 2019 also benefited from above average fees collected in lieu of interest. Excluding fees collected in lieu of interest, the yield on average loans and leases for the three and six months ended June 30, 2019 was 5.37% and 5.36%, respectively, compared to 5.05% and 4.95% for the three and six months ended June 30, 2018, respectively. Similarly, the yield on average interest-earning assets for the three and six months ended June 30, 2019 improved to 5.29% and 5.39%, respectively, compared to 5.01% and 4.84% for the three and six months ended June 30, 2018, respectively. Excluding fees collected in lieu of interest, the yield on average interest-earning assets for the three and six months ended June 30, 2019 was 5.05% and 5.03%, respectively, compared to 4.69% and 4.57% for the three and six months ended June 30, 2018, respectively.
The average rate paid on total interest-bearing liabilities for the three and six months ended June 30, 2019 increased to 2.19% and 2.15%, respectively, compared to 1.52% and 1.39% for the three and six months ended June 30, 2018, respectively. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings.
The average rate paid on total in-market deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - for the three and six months ended June 30, 2019 increased to 1.56% and 1.51%, respectively, up from 0.73% and 0.63% for the three and six months end June 30, 2018, respectively. Average total in-market deposits increased $186.3 million, or 17.6%, and $126.4 million, or 11.6%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The average rate paid on total in-market deposits increased in both periods of comparison primarily due to competitive deposit pricing pressure.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended June 30, 2019 decreased $56.7 million to $266.1 million at an average rate paid of 2.27%, compared to $322.8 million at an average rate paid of 2.03% for the three months ended June 30, 2018. Average FHLB advances for the six months ended June 30, 2019 decreased $3.4 million to $267.1 million at an average rate paid of 2.21%, compared to $270.4 million at an average rate paid of 1.95% for the six months ended June 30, 2018. As of June 30, 2019, the weighted average original maturity of our FHLB term advances was 3.9 years. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the three months ended June 30, 2019 decreased $27.4 million to $251.1 million at an average rate paid of 2.22%, compared to $278.5 million at an average rate paid of 1.83%. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the six months ended June 30, 2019 decreased $30.2 million to $259.4 million at an average rate paid of 2.19%, compared to $289.6 million at an average rate paid of 1.80%. As of June 30, 2019, the weighted average original maturity of our wholesale deposits was 4.9 years.

The average rate paid on total Bank funding for the three and six months ended June 30, 2019 increased to 1.76% and 1.72%, respectively, compared to 1.17% and 1.05% for the three and six months ended June 30, 2018, respectively. Total bank funding is defined as total deposits plus FHLB advances.
                Net interest margin decreased 25 basis points to 3.52% for the three months ended June 30, 2019 compared to 3.77% for the three months ended June 30, 2018. The decrease was primarily due to an increase in both the rate paid and volume of in-market deposits and a moderate decrease in fees collected in lieu of interest. These unfavorable variances were partially offset by a reduction in wholesale funding, consisting of wholesale deposits and FHLB advances, and an increase in the securities portfolio and loan portfolio yields. Net interest margin decreased five basis points to 3.66% for the six months ended June 30, 2019 compared to 3.71% for the six months ended June 30, 2018. The decrease for the six months ended was primarily due to an increase in both the rate paid and volume of in-market deposits, partially offset by an increase in fees collected in lieu of interest, a reduction in wholesale funding, and an increase in the securities portfolio yield.
Management believes its success in managing funding costs and profitably increasing loan balances will allow the Corporation to continue to maintain a net interest margin of 3.50% or better. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period, and the amount of reserves established for impaired loans that present collateral shortfall positions. Refer to the section titled Allowance for Loan and Lease Losses, below, for further information regarding our allowance for loan and lease loss methodology.
We recorded a provision for loan and lease loss benefit of $784,000 and $736,000 for the three and six months ended June 30, 2019, respectively, compared to an expense of $2.6 million and $5.1 million for the three and six months ended June 30, 2018, respectively. The decrease in provision for both periods of comparison was principally driven by a net reduction in specific reserves due to improved collateral values, a decrease in net charge-offs, and a net reduction in historic loss rates, partially offset by an increase in provision related to loan growth. Net recoveries were $154,000 and $130,000 for the three and six months ended June 30, 2019, compared to net charge-offs of $285,000 and $2.9 million for the three and six months ended June 30, 2018.
While it was not a material source of provision for loan and lease losses during the three and six months ended June 30, 2019, the legacy on-balance sheet SBA portfolio, defined as outstanding SBA loans originated prior to 2017, has been a source of elevated non-performing assets. As of June 30, 2019, total on-balance sheet legacy loans were $40.3 million, compared to $39.3 million and $46.0 million at December 31, 2018 and June 30, 2018, respectively. Total performing on-balance sheet legacy loans were $23.4 million at June 30, 2019, down from $26.3 million and $37.0 million at December 31, 2018 and June 30, 2018, respectively. Legacy on-balance sheet SBA loans increased during the second quarter of 2019 primarily due to repurchase activity resulting in a $2.5 million net increase in sold loans previously identified as impaired.
New specific reserves are established on impaired loans when collateral shortfalls or government guaranty deficiencies are present, while conversely specific reserves are released when previously established reserves are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve loss rate. Refer to the section titled Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2019 and 2018
Non-Interest Income
Non-interest income primarily consists of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits, loan fee income, and commercial loan interest rate swap fee income. For the three months ended June 30, 2019 non-interest income increased by $1.8 million, or 45.8%, to $5.8 million from $4.0 million for the same period in 2018. For the six months ended June 30, 2019 non-interest income increased by $1.8 million, or 20.8%, to $10.4 million from $8.6 million for the same period in 2018.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 25.6% and 23.2% of our total revenues for the three and six months ended June 30, 2019, respectively, compared to 19.0% and 20.7% for the three and six months ended June 30, 2018, respectively. Management believes the expected gradual expansion of our SBA lending program combined with the geographic expansion of our high-performing trust and investments division will allow us to achieve our strategic target of 25%.
The components of non-interest income were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Trust and investment services fee income	$2,138	$1,987	$151	7.6%	$4,065	$3,884	$181	4.7%
Gain on sale of SBA loans	297	274	23	8.4	539	543	(4)	(0.7)
Service charges on deposits	743	720	23	3.2	1,520	1,504	16	1.1
Loan fees	464	389	75	19.3	877	917	(40)	(4.4)
Increase in cash surrender value of bank-owned life insurance	297	297	—	—	589	589	—	—
Commercial loan swap fees	1,051	70	981	1,401.4	1,523	703	820	116.6
Other non-interest income	815	245	570	232.7	1,330	508	822	161.8
Total non-interest income	$5,805	$3,982	$1,823	45.8	$10,443	$8,648	$1,795	20.8
Fee income ratio(1)	25.6%	19.0%			23.2%	20.7%

(1)	Fee income ratio is non-interest income divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased $151,000, or 7.6%, and $181,000, or 4.7%, for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased market values. As of June 30, 2019, trust assets under management and administration totaled a record $1.755 billion, increasing $124.7 million, or 15.2% annualized, compared to $1.630 billion as of December 31, 2018 and increasing $109.6 million, or 6.7%, compared to $1.645 billion as of June 30, 2018.
Loan fees for the three and six months ended June 30, 2019 totaled $464,000 and $877,000, respectively, compared to $389,000 and $917,000 for the three and six months ended June 30, 2018, respectively. The increase for the three months ended comparison was primarily due to an increase in audit fee income associated with our asset-based lending subsidiary and loan application fees related to our equipment finance vendor program.
Commercial loan interest rate swap fee income was $1.1 million and $1.5 million for the three and six months ended June 30, 2019, respectively, compared to $70,000 and $703,000 for the three and six months ended June 30, 2018, respectively. Interest rate swaps continue to be an attractive product for the Bank’s commercial borrowers, though associated fee income can be variable, period to period, based on client demand and the interest rate environment in any given quarter.
Other non-interest income for the three and six months ended June 30, 2019 totaled $815,000 and $1.3 million, respectively, compared to $245,000 and $508,000 for three and six months ended June 30, 2018, respectively. The increase for both periods of comparison was primarily due to a higher quarterly allocation of net income from the Corporation’s equity investments in two mezzanine funds and gains recognized on end-of-term buyout agreements related to the Company’s equipment financing business line.
Gains on sale of SBA loans for the three and six months ended June 30, 2019 totaled $297,000 and $539,000, respectively, compared to $274,000 and $543,000 for the three and six months ended June 30, 2018, respectively.
Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2019 and 2018
Non-Interest Expense
The components of non-interest expense were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Compensation	$10,503	$9,116	$1,387	15.2%	$20,667	$18,187	$2,480	13.6%
Occupancy	559	544	15	2.8	1,149	1,073	76	7.1
Professional fees	784	928	(144)	(15.5)	1,994	1,963	31	1.6
Data processing	689	626	63	10.1	1,269	1,236	33	2.7
Marketing	581	591	(10)	(1.7)	1,063	925	138	14.9
Equipment	272	343	(71)	(20.7)	661	686	(25)	(3.6)
Computer software	827	679	148	21.8	1,626	1,420	206	14.5
FDIC insurance	302	369	(67)	(18.2)	595	668	(73)	(10.9)
Collateral liquidation costs	89	222	(133)	(59.9)	(1)	223	(224)	(100.4)
Net gain on foreclosed properties	(21)	—	(21)	NM	(21)	—	(21)	NM
Impairment on tax credit investments	2,088	329	1,759	534.7	4,102	442	3,660	828.1
SBA recourse provision	113	99	14	14.1	594	(196)	790	(403.1)
Other non-interest expense	678	621	57	9.2	1,508	1,747	(239)	(13.7)
Total non-interest expense	$17,464	$14,467	$2,997	20.7	$35,206	$28,374	$6,832	24.1
Total operating expense(1)	$15,273	$14,027			$30,510	$28,104
Compensation expense to total operating expense	68.77%	64.99%			67.74%	64.71%
Full-time equivalent employees	275	265			275	265

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended June 30, 2019 increased by $3.0 million, or 20.7%, to $17.5 million compared to $14.5 million for the same period in 2018. The increase in non-interest expense was primarily due to an increase in compensation, computer software, impairment on tax credit investments, and SBA recourse provision, partially offset by a decrease in other general and administrative categories.
Compensation expense for the three months ended June 30, 2019 was $10.5 million, an increase of $1.4 million compared to the three months ended June 30, 2018. The increase in compensation expense reflects an increase in employees, annual merit increases, and an increase in incentive compensation tied to individual and corporate performance. Full-time equivalent employees were 275 at June 30, 2019, compared to 274 at December 31, 2018 and 265 at June 30, 2018.
During the three months ended June 30, 2019, the Corporation recognized $2.0 million in expense due to the impairment of an in-market federal historic tax credit investment, which corresponded with the recognition of a $2.4 million in tax credits during the quarter. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2019 and beyond.
SBA recourse provision totaled $113,000 for the three months ended June 30, 2019 compared to $99,000 for the three months ended June 30, 2018. The total recourse reserve balance was $2.1 million, or 2.7% of total sold SBA loans outstanding, at June 30, 2019, compared to $3.0 million, or 3.6%, at December 31, 2018, and $2.4 million, or 2.7%, at June 30, 2018. Total sold legacy SBA loans at June 30, 2019 were $56.5 million, compared to $62.0 million and $77.5 million at December 31, 2018 and June 30, 2018, respectively. Total performing sold legacy SBA loans were $44.4 million at June 30, 2019, compared to $49.0 million and $65.5 million at December 31, 2018 and June 30, 2018, respectively. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should diminish over time as the outstanding balance of sold legacy SBA loans continues to decline.
Computer software expense for the three months ended June 30, 2019 was $827,000, an increase of $148,000, or 21.8%, compared to the three months ended June 30, 2018. The increase in computer software expense was primarily due to investments in software as a service related to sales management, lead generation, and cyber-security.
Expense management and strategic investments are critical components of our growth strategy and our culture, from our limited branch network and unique funding model, to our investments in talent and technology. We continue to make investments that enhance our business and our ability to serve current and prospective clients in a secure and efficient manner, while being mindful to align our operating costs with revenue expectations.
Income Taxes
Income tax was a benefit of $1.9 million for the six months ended June 30, 2019 compared to income tax expense of $1.4 million for the six months ended June 30, 2018. The income tax benefit for the six months ended June 30, 2019 primarily reflects the recognition of $5.3 million in federal historic tax credits, which corresponded with the $3.9 million impairment of relationship-based federal historic tax credit investments during the same time period. The effective tax rate for the six months ended June 30, 2019, excluding these discrete items, was 22.8%. For 2019, the Company expects to report an effective tax rate of 21%-23%, excluding discrete items. Management intends to continue actively pursuing in-market historic tax credit opportunities throughout 2019 and beyond.
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

Financial Condition
General
Total assets increased by $103.8 million, or 5.3%, to $2.070 billion as of June 30, 2019 compared to $1.966 billion at December 31, 2018. The increase in total assets was primarily driven by growth in our loan and lease portfolio and securities portfolio, partially offset by a decrease in cash and cash equivalents.
Short-Term Investments
Short-term investments decreased by $39.1 million, or 61.8%, to $24.1 million at June 30, 2019 from $63.2 million at December 31, 2018. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. As of June 30, 2019, our total investment in commercial paper was $5.9 million as compared to $19.3 million at December 31, 2018. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to to be in a position to benefit from an anticipated change in the yield curve level and shape. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section titled Liquidity and Capital Resources for further discussion.

Securities
Total securities, including available-for-sale and held-to-maturity, increased by $17.4 million, or 9.9%, to $193.5 million at June 30, 2019 compared to $176.1 million at December 31, 2018. During the six months ended June 30, 2019, due to declining interest rates, we recognized unrealized gains of $3.2 million before income taxes through other comprehensive income. As of June 30, 2019 and December 31, 2018, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 4.8 years and 4.1 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2019. No securities were sold during the six months ended June 30, 2019.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $102.9 million, or 6.4%, to $1.700 billion at June 30, 2019 from $1.597 billion at December 31, 2018. As of June 30, 2019, commercial and industrial (“C&I”) loans were a significant contributor to loan growth increasing $48.1 million to $510.4 million from $462.3 million at December 31, 2018. Total commercial real estate (“CRE”) also contributed to growth, increasing $55.2 million to $1.150 billion from $1.094 billion at December 31, 2018. Multi-family and construction loans were the largest contributors to CRE loan growth as of June 30, 2019, increasing $27.5 million and $23.8 million, respectively, from December 31, 2018.
There continues to be a concentration in CRE loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 66.8% and 67.6% of our total loans as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, 18.3% of the CRE loans were owner-occupied CRE, compared to 18.6% as of December 31, 2018. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
As mentioned above, our C&I portfolio increased $48.1 million, or 10.4%, to $510.4 million at June 30, 2019 from $462.3 million at December 31, 2018 reflecting growth in both conventional lending and specialty finance. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and trust and investment relationships which generate additional fee revenue.
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
Non-accrual loans increased $563,000, or 2.2%, to $25.9 million at June 30, 2019, compared to $25.3 million at December 31, 2018. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.50% and 1.56% at June 30, 2019 and December 31, 2018, respectively. Likewise, the ratio of non-performing assets to total assets decreased to 1.38% at June 30, 2019, compared to 1.42% at December 31, 2018. Please refer to the section titled Asset Quality, below, for additional information.
Deposits
As of June 30, 2019, deposits increased by $74.3 million, or 5.1% to $1.530 billion from $1.455 billion at December 31, 2018 primarily due to increases in the both money market accounts and transaction accounts, which increased by $80.5 million and $36.1 million, respectively. These increases were partially offset by decreases in the wholesale deposits and certificates of deposit, which decreased by $36.5 million and $5.8 million, respectively. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to service and maintain existing and new client relationships.

Our strategic efforts remain focused on adding in-market deposit relationships. Successful deposit campaigns supporting our private banking strategy complemented our traditional strength in commercial banking and wealth management, contributing to in-market deposit growth during the first half of 2019. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.217 billion, or 69.8% of total bank funding for the six months ended June 30, 2019. This compares to average in-market deposits of $1.091 billion, or 66.1% of total funding for the same period in 2018. Total bank funding is defined as total deposits plus FHLB advances.
FHLB Advances and Other Borrowings
As of June 30, 2019, FHLB advances and other borrowings decreased by $1.0 million, or 0.3%, to $298.0 million from $298.9 million at December 31, 2018. As in-market deposit balances have increased, we have been able to reduce our reliance on wholesale funding over the past several quarters. However, consistent with our funding philosophy to manage interest rate risk, we will continue to utilize FHLB advances and wholesale deposits to manage liquidity and contingency funding.
Our targeted operating range of wholesale funds to total bank funding is 25%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. Management recently updated this range from the previously disclosed 30%-40% to reflect a reduced need for on-balance sheet wholesale funding to match-fund long-term, fixed rate loans due to greater client demand for interest rate swaps, which results in a floating rate loan on our balance sheet. As of June 30, 2019, the ratio of end of period bank wholesale funds to end of period total bank funds was 28.4%. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds. Refer to the section titled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Asset Quality
Impaired Assets
Total impaired assets consisted of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$5,164	$5,663
Commercial real estate - non-owner occupied	—	31
Land development	1,757	2,213
Construction	—	—
Multi-family	—	—
1-4 family	349	—
Total non-accrual commercial real estate	7,270	7,907
Commercial and industrial	18,410	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	2	—
Other	182	290
Total non-accrual consumer and other loans	184	290
Total non-accrual loans and leases	25,864	25,301
Foreclosed properties, net	2,660	2,547
Total non-performing assets	28,524	27,848
Performing troubled debt restructurings	151	180
Total impaired assets	$28,675	$28,028

Total non-accrual loans and leases to gross loans and leases	1.50%	1.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.66	1.72
Total non-performing assets to total assets	1.38	1.42
Allowance for loan and lease losses to gross loans and leases	1.15	1.26
Allowance for loan and lease losses to non-accrual loans and leases	76.64	80.73
As of June 30, 2019 and December 31, 2018, $16.4 million and $7.6 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. This increase is the result of ongoing workout efforts on previously identified impaired loans.
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $676,000, or 2.4%, to $28.5 million at June 30, 2019 from $27.8 million at December 31, 2018. The increase was primarily due to legacy SBA loan repurchase activity resulting in a $2.5 million net increase in sold loans previously identified as impaired. This increase was partially offset by recurring payments and various payoffs.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of June 30, 2019, 99.88% of the loan and lease portfolio, excluding non-accrual loans and leases, was in a current payment status, compared to 98.82% at December 31, 2018. We also monitor asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2019	2018	2018
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$8,024	$18,866	$10,802
Impaired loans and leases with impairment reserves required	17,991	12,474	14,679
Total impaired loans and leases	26,015	31,340	25,481
Less: Impairment reserve (included in allowance for loan and lease losses)	4,005	4,707	4,396
Net impaired loans and leases	$22,010	$26,633	$21,085
Average impaired loans and leases	$24,508	$24,378	$26,431
Foregone interest income attributable to impaired loans and leases	$1,411	$1,488	$3,478
Less: Interest income recognized on impaired loans and leases	709	414	1,304
Net foregone interest income on impaired loans and leases	$702	$1,074	$2,174
Non-performing assets also include foreclosed properties of $2.7 million as of June 30, 2019, $2.5 million as of December 31, 2018, and $1.5 million as of June 30, 2018.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $606,000 from $20.4 million as of December 31, 2018 to $19.8 million as of June 30, 2019. The allowance for loan and lease losses as a percentage of gross loans and leases also decreased from 1.26% as of December 31, 2018 to 1.15% as of June 30, 2019. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by a net reduction in specific reserves due to improved collateral values and net reduction in historic loss rates, partially offset by an increase in allowance related to the loan growth. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
During the six months ended June 30, 2019, we recorded net recoveries on impaired loans and leases of $130,000, comprised of $63,000 of charge-offs and $193,000 of recoveries. During the six months ended June 30, 2018, we recorded net charge-offs on impaired loans and leases of approximately $2.9 million, or 0.37% of average loans and leases annualized, comprised of $3.0 million of charge-offs and $105,000 of recoveries. The prior year charge-offs were primarily related to legacy SBA loan relationships.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $19.8 million, or 1.15% of total loans and leases, was appropriate as of June 30, 2019. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion.
As of June 30, 2019 and December 31, 2018, our allowance for loan and lease losses to total non-accrual loans and leases was 76.64% and 80.73%, respectively. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-

offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable incurred losses inherent in our loan and lease portfolio as of June 30, 2019.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Allowance at beginning of period	$20,449	$18,638	$20,425	$18,763
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	(1,299)
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	(121)	—	(992)
Multi-family	—	—	—	—
1-4 family	—	—	—	(5)
Commercial and industrial	(13)	(168)	(61)	(657)
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	(2)	(17)	(2)	(37)
Total charge-offs	(15)	(306)	(63)	(2,990)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	1	1	2
Commercial real estate — non-owner occupied	72	1	72	1
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	12
Commercial and industrial	72	17	92	18
Direct financing leases	—	—	—	1
Consumer and other:
Home equity and second mortgages	25	2	26	71
Other	—	—	2	—
Total recoveries	169	21	193	105
Net recoveries (charge-offs)	154	(285)	130	(2,885)
Provision for loan and lease losses	(784)	2,579	(736)	5,054
Allowance at end of period	$19,819	$20,932	$19,819	$20,932
Annualized net charge-offs as a % of average gross loans and leases	(0.04)%	0.07%	(0.02)%	0.37%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2019 were the interest payments due on subordinated and junior subordinated notes. On July 26, 2016, the Bank’s Board of Directors declared a dividend in the amount of $2.5 million bringing year-to-date dividend declarations to $9.5 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
On-balance sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value, and our unencumbered pledged loans. As of June 30, 2019 and December 31, 2018, our immediate on-balance sheet liquidity was $359.7 million and $390.9 million, respectively. At June 30, 2019 and December 31, 2018, the Bank had $17.7 million and $43.6 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding, or invest in securities to maintain adequate liquidity at an improved margin.
We had $512.9 million of outstanding wholesale funds at June 30, 2019, compared to $550.4 million of wholesale funds as of December 31, 2018, which represented 28.4% and 31.8%, respectively, of ending balance total bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Period-end in-market deposits increased $110.8 million, or 18.80% annualized, to $1.290 billion at June 30, 2019 from $1.179 billion at December 31, 2018. While these deposits were gathered from new and existing in-market relationships, the balances may fluctuate over time. We expect to continue establishing new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts in order to fund our loan growth and maintain in-market deposits to total bank funding within our operating range of 60%-75%. Management recently updated this range from the previously disclosed 60%-70% to reflect our sophisticated business clients’ increased use of commercial loan swaps to obtain long-term fixed rated financing, instead of conventional long-term fixed rate offerings where we would match-fund the loan through the wholesale market to mitigate interest rate risk. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 25%-40%. The Bank was in compliance with policy limits as of June 30, 2019 and December 31, 2018.

The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the six month period ended June 30, 2019. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2019, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the six months ended June 30, 2019, operating activities resulted in a net cash inflow of $11.3 million, which included net income of $12.5 million. Net cash used in investing activities for the six months ended June 30, 2019 was approximately $119.0 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions, and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities resulted in a net cash inflow of $67.0 million for the six months ended June 30, 2019 primarily due to a net increase in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2019, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2019 has not changed materially since December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
First Business Financial Services, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019)

10.2	Form of Performance-Based Restricted Stock Unit Agreement

10.3	Form of Restricted Stock Unit Agreement

10.4	Form of Restricted Stock Agreement

10.5	Form of Performance-Based Restricted Stock Unit Agreement - Retiree

10.6	Form of Restricted Stock Unit Agreement - Retiree

10.7	Form of Performance-Based Restricted Stock Unit Exchange Agreement - Retiree

10.8	Form of Restricted Stock Unit Exchange Agreement - Retiree

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 26, 2019	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 26, 2019	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)