Form 10-Q
period 2019-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2019-10-25
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 18, 2019 was 8,589,422 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$33,594	$23,319
Short-term investments	27,364	63,227
Cash and cash equivalents	60,958	86,546
Securities available-for-sale, at fair value	160,665	138,358
Securities held-to-maturity, at amortized cost	33,400	37,731
Loans held for sale	3,070	5,287
Loans and leases receivable, net of allowance for loan and lease losses of $20,170 and $20,425, respectively	1,700,372	1,597,230
Premises and equipment, net	2,740	3,284
Foreclosed properties	2,902	2,547
Right-of-use assets	7,524	—
Bank-owned life insurance	42,432	41,538
Federal Home Loan Bank stock, at cost	8,315	7,240
Goodwill and other intangible assets	11,946	12,045
Accrued interest receivable and other assets	58,469	34,651
Total assets	$2,092,793	$1,966,457
Liabilities and Stockholders’ Equity
Deposits	$1,508,816	$1,455,299
Federal Home Loan Bank advances and other borrowings	332,897	298,944
Junior subordinated notes	10,044	10,033
Lease liabilities	7,866	—
Accrued interest payable and other liabilities	42,378	21,474
Total liabilities	1,902,001	1,785,750
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,157,010 and 9,069,199 shares issued, 8,636,085 and 8,785,480 shares outstanding at September 30, 2019 and December 31, 2018, respectively	92	91
Additional paid-in capital	80,740	79,623
Retained earnings	124,628	110,310
Accumulated other comprehensive loss	(1,655)	(1,684)
Treasury stock, 520,925 and 283,719 shares at September 30, 2019 and December 31, 2018, respectively, at cost	(13,013)	(7,633)
Total stockholders’ equity	190,792	180,707
Total liabilities and stockholders’ equity	$2,092,793	$1,966,457

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$23,922	$22,266	$72,033	$63,171
Securities	1,194	1,002	3,464	2,796
Short-term investments	322	295	930	787
Total interest income	25,438	23,563	76,427	66,754
Interest expense
Deposits	6,006	4,232	18,060	10,271
Federal Home Loan Bank advances and other borrowings	2,376	1,957	6,153	5,424
Junior subordinated notes	280	280	832	832
Total interest expense	8,662	6,469	25,045	16,527
Net interest income	16,776	17,094	51,382	50,227
Provision for loan and lease losses	1,349	(546)	613	4,508
Net interest income after provision for loan and lease losses	15,427	17,640	50,769	45,719
Non-interest income
Trust and investment service fees	2,060	1,941	6,125	5,826
Gain on sale of Small Business Administration loans	454	641	993	1,184
Service charges on deposits	795	788	2,314	2,292
Loan fees	439	459	1,316	1,375
Increase in cash surrender value of bank-owned life insurance	305	301	894	890
Net loss on sale of securities	(4)	—	(5)	—
Commercial loan swap fees	374	306	1,898	1,009
Other non-interest income	1,369	435	2,699	943
Total non-interest income	5,792	4,871	16,234	13,519
Non-interest expense
Compensation	10,324	9,819	30,991	28,006
Occupancy	580	560	1,730	1,632
Professional fees	751	1,027	2,745	2,990
Data processing	654	512	1,923	1,748
Marketing	548	593	1,611	1,518
Equipment	277	403	938	1,089
Computer software	859	814	2,485	2,235
FDIC insurance	1	457	595	1,125
Collateral liquidation costs	110	230	108	454
Net loss on foreclosed properties	262	30	241	30
Tax credit investment (recovery) impairment	(120)	113	3,982	554
SBA recourse (benefit) provision	(427)	314	167	118
Other non-interest expense	897	874	2,406	2,621
Total non-interest expense	14,716	15,746	49,922	44,120
Income before income tax expense (benefit)	6,503	6,765	17,081	15,118
Income tax expense (benefit)	1,418	1,464	(475)	2,879
Net income	$5,085	$5,301	$17,556	$12,239

Earnings per common share
Basic	$0.59	$0.60	$2.01	$1.40
Diluted	0.59	0.60	2.01	1.40
Dividends declared per share	0.15	0.14	0.45	0.42

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Net income	$5,085	$5,301	$17,556	$12,239
Other comprehensive income, before tax
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	68	(634)	3,307	(2,524)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	14	18	42	54
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(846)	382	(3,310)	1,412
Income tax benefit (expense)	195	58	(10)	296
Total other comprehensive (loss) income	(569)	(176)	29	(762)
Comprehensive income	$4,516	$5,125	$17,585	$11,477

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2018	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278
Net income	—	—	—	3,649	—	—	3,649
Other comprehensive loss	—	—	—	—	(503)	—	(503)
Share-based compensation - restricted shares, net	1,055	—	286	—	—	—	286
Cash dividends ($0.14 per share)	—	—	—	(1,226)	—	—	(1,226)
Treasury stock purchased	(174)	—	—	—	—	(4)	(4)
Balance at March 31, 2018	8,764,420	90	78,906	101,329	(1,741)	(7,104)	171,480
Net income	—	—	—	3,289	—	—	3,289
Other comprehensive loss	—	—	—	—	(83)	—	(83)
Share-based compensation - restricted shares, net	(4,087)	—	220	—	—	—	220
Cash dividends ($0.14 per share)	—	—	—	(1,227)	—	—	(1,227)
Treasury stock purchased	(230)	—	—	—	—	(7)	(7)
Balance at June 30, 2018	8,760,103	90	79,126	103,391	(1,824)	(7,111)	173,672
Net income	—	—	—	5,301	—	—	5,301
Other comprehensive loss	—	—	—	—	(176)	—	(176)
Share-based compensation - restricted shares, net	45,831	1	243	—	—	—	244
Cash dividends ($0.14 per share)	—	—	—	(1,232)	—	—	(1,232)
Treasury stock purchased	(11,993)	—	—	—	—	(267)	(267)
Balance at September 30, 2018	8,793,941	$91	$79,369	$107,460	$(2,000)	$(7,378)	$177,542

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Income)	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2019	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	5,899	—	—	5,899
Other comprehensive income	—	—	—	—	279	—	279
Share-based compensation - restricted shares, net	49,730	—	318	—	—	—	318
Cash dividends ($0.15 per share)	—	—	—	(1,312)	—	—	(1,312)
Treasury stock purchased	(70,074)	—	—	—	—	(1,478)	(1,478)
Balance at March 31, 2019	8,765,136	91	79,941	115,584	(1,405)	(9,111)	185,100
Net income	—	—	—	6,572	—	—	6,572
Other comprehensive income	—	—	—	—	319	—	319
Share-based compensation - restricted shares, net	31,151	—	410	—	—	—	410
Cash dividends ($0.15 per share)	—	—	—	(1,315)	—	—	(1,315)
Treasury stock purchased	(96,831)	—	—	—	—	(2,231)	(2,231)
Balance at June 30, 2019	8,699,456	91	80,351	120,841	(1,086)	(11,342)	188,855
Net income	—	—	—	5,085	—	—	5,085
Other comprehensive loss	—	—	—	—	(569)	—	(569)
Share-based compensation - restricted shares, net	6,930	1	389	—	—	—	390
Cash dividends ($0.15 per share)	—	—	—	(1,298)	—	—	(1,298)
Treasury stock purchased	(70,301)	—	—	—	—	(1,671)	(1,671)
Balance at September 30, 2019	8,636,085	$92	$80,740	$124,628	$(1,655)	$(13,013)	$190,792

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Operating activities
Net income	$17,556	$12,239
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	105	382
Impairment of tax credit investments	3,982	554
Provision for loan and lease losses	613	4,508
SBA recourse provision	167	118
Depreciation, amortization and accretion, net	2,252	1,099
Share-based compensation	1,118	750
Net loss on sale of available-for-sale securities	5	—
Gain on sale of a state tax credit	(206)	—
Increase in value of bank-owned life insurance policies	(894)	(890)
Origination of loans for sale	(39,799)	(68,246)
Sale of loans originated for sale	43,009	66,912
Gain on sale of SBA loans originated for sale	(993)	(1,184)
Net loss on foreclosed properties, including impairment valuation	241	30
Loan servicing right impairment valuation	25	69
Excess tax benefit from share-based compensation	(74)	(43)
Payments on operating leases	(1,143)	—
Net increase in accrued interest receivable and other assets	(24,918)	(1,242)
Net increase in accrued interest payable and other liabilities	19,710	4,827
Net cash provided by operating activities	20,756	19,883
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	21,225	26,719
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	4,282	2,655
Proceeds from sale of available-for-sale securities	15,249	—
Purchases of available-for-sale securities	(55,608)	(38,486)
Purchases of held-to-maturity securities	—	(4,867)
Net increase in loans and leases	(104,229)	(100,185)
Investments in limited partnerships	(1,250)	—
Returns of investments in limited partnerships	1,499	729
Investment in historic development entities	(4,505)	(905)
Investment in Federal Home Loan Bank stock	(4,700)	(8,118)
Proceeds from the sale of Federal Home Loan Bank stock	3,625	6,898
Purchases of leasehold improvements and equipment, net	(108)	(720)
Net cash used in investing activities	(124,520)	(116,280)
Financing activities
Net increase in deposits	53,517	14,572
Repayment of Federal Home Loan Bank advances	(401,000)	(698,600)
Proceeds from Federal Home Loan Bank advances	435,000	772,100
Repayment of subordinated notes payable	(15,000)	—
Proceeds from issuance of subordinated notes payable	15,000	—
Net (decrease) increase in long-term borrowed funds	(36)	42
Cash dividends paid	(3,925)	(3,685)
Purchase of treasury stock	(5,380)	(278)
Net cash provided by financing activities	78,176	84,151
Net decrease in cash and cash equivalents	(25,588)	(12,246)
Cash and cash equivalents at the beginning of the period	86,546	52,539
Cash and cash equivalents at the end of the period	$60,958	$40,293
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$25,828	$15,214
Income taxes paid	1,303	882
Non-cash investing and financing activities:
Transfer from loans and leases to foreclosed properties	596	415
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2019. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2018.
Special Note Regarding Smaller Reporting Company Status
In June 2018, the SEC issued Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, which changes the definition of a smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Under this release, the new thresholds for qualifying are (1) public float of less than $250 million or (2) annual revenue of less than $100 million and public float of less than $700 million (including no public float). The rule change was effective on September 10, 2018. Under this release, the Corporation currently qualifies as a smaller reporting company based on its public float as of the last business day of its second fiscal quarter of fiscal year 2019. A smaller reporting company may choose to comply with scaled or non-scaled financial and non-financial disclosure requirements on an item-by-item basis. The Corporation has not scaled its disclosures of financial and non-financial information in this Quarterly Report. The Corporation may determine to provide scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326).” The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope under which the Corporation has the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. A cross-functional committee has been established and a third-party software solution has been implemented to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard.
In October 2019, the FASB voted to delay the effective date for the credit losses standard to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and will be deferring adoption. Management will continue to progress on its implementation project plan and improve the Corporation’s approach throughout the deferral period.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$5,085	$5,301	$17,556	$12,239
Less: earnings allocated to participating securities	111	77	340	180
Basic earnings allocated to common stockholders	$4,974	$5,224	$17,216	$12,059
Weighted-average common shares outstanding, excluding participating securities	8,492,445	8,650,057	8,546,192	8,634,890
Basic earnings per common share	$0.59	$0.60	$2.01	$1.40

Diluted earnings per common share
Earnings allocated to common stockholders, diluted	$4,974	$5,224	$17,216	$12,059
Weighted-average diluted common shares outstanding, excluding participating securities	8,492,445	8,650,057	8,546,192	8,634,890
Diluted earnings per common share	$0.59	$0.60	$2.01	$1.40

Note 3 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. The Plan authorized 185,000 shares, plus all shares previously available for grant under the 2012 Equity Incentive Plan (the “2012 Plan”). No new grants will be made under the 2012 Plan. As of September 30, 2019, 261,095 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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
Beginning in 2019, the Corporation issued a combination of performance based restricted stock units and restricted stock awards to its executive officers. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Equity (“ROE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROE metric will be adjusted if there is a change in the expectation of ROE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2018 and the nine months ended September 30, 2019 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2018	130,441	$21.43
Granted	66,498	20.57
Vested	(46,034)	21.01
Forfeited	(19,284)	22.25
Nonvested balance as of December 31, 2018	131,621	21.02
Granted (1)	89,555	23.58
Vested	(42,270)	20.50
Forfeited	(1,744)	23.67
Nonvested balance as of September 30, 2019	177,162	$22.41

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of September 30, 2019, the Corporation had $3.5 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.70 years.

Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Share-based compensation expense	$390	$244	$1,118	$750

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$1,000	$1	$—	$1,001
Municipal securities	160	—	—	160
Mortgage backed securities - government issued	48,221	472	(74)	48,619
Mortgage backed securities - government-sponsored enterprises	107,751	1,159	(258)	108,652
Other securities	2,205	28	—	2,233
	$159,337	$1,660	$(332)	$160,665

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$—	$(9)	$990
Municipal securities	5,953	2	(69)	5,886
Mortgage backed securities - government issued	20,007	47	(426)	19,628
Mortgage backed securities - government-sponsored enterprises	110,928	279	(1,729)	109,478
Other securities	2,450	—	(74)	2,376
	$140,337	$328	$(2,307)	$138,358

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$19,744	$317	$(1)	$20,060
Mortgage backed securities - government issued	6,219	46	(7)	6,258
Mortgage backed securities - government-sponsored enterprises	7,437	219	(11)	7,645
	$33,400	$582	$(19)	$33,963

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$21,066	$72	$(59)	$21,079
Mortgage backed securities - government issued	7,358	—	(172)	7,186
Mortgage backed securities - government-sponsored enterprises	9,307	2	(165)	9,144
	$37,731	$74	$(396)	$37,409

U.S. government agency securities - government-sponsored enterprises represent securities issued by the Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal National Mortgage Association (“FNMA”). Municipal securities include securities issued by various municipalities located primarily within the State of Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Mortgage backed securities - government issued represent securities guaranteed by the Government National Mortgage Association and the SBA. Mortgage backed securities - government-sponsored enterprises include securities guaranteed by FHLMC and FNMA. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were 37 and 46 sales of available-for-sale securities that occurred during the three and nine months ended September 30, 2019, respectively. No sales of available-for-sale securities occurred during the three and nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, securities with a fair value of $33.7 million and $11.5 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
The amortized cost and fair value of securities by contractual maturity at September 30, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,160	$1,161	$770	$772
Due in one year through five years	9,247	9,305	13,706	13,856
Due in five through ten years	30,985	31,461	13,935	14,277
Due in over ten years	117,945	118,738	4,989	5,058
	$159,337	$160,665	$33,400	$33,963

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2019 and December 31, 2018. At September 30, 2019, the Corporation held 42 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2019, the Corporation held 30 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
Mortgage backed securities - government issued	$4,493	$5	$5,220	$69	$9,713	$74
Mortgage backed securities - government-sponsored enterprises	17,382	98	18,246	160	35,628	258
	$21,875	$103	$23,466	$229	$45,341	$332

	As of December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$—	$990	$9	$990	$9
Municipal securities	—	—	4,371	69	4,371	69
Mortgage backed securities - government issued	—	—	13,748	426	13,748	426
Mortgage backed securities - government-sponsored enterprises	8,178	46	69,602	1,683	77,780	1,729
Other securities	238	7	2,138	67	2,376	74
	$8,416	$53	$90,849	$2,254	$99,265	$2,307

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2019 and December 31, 2018. At September 30, 2019, the Corporation held 10 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were seven held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of September 30, 2019. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$612	$1	$—	$—	$612	$1
Mortgage backed securities - government issued	—	—	1,021	7	1,021	7
Mortgage backed securities - government-sponsored enterprises	—	—	1,187	11	1,187	11
	$612	$1	$2,208	$18	$2,820	$19

	As of December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,876	$14	$4,364	$45	$11,240	$59
Mortgage backed securities - government issued	—	—	7,186	172	7,186	172
Mortgage backed securities - government-sponsored enterprises	4,038	24	4,338	141	8,376	165
	$10,914	$38	$15,888	$358	$26,802	$396

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$226,307	$203,476
Commercial real estate — non-owner occupied	503,102	484,427
Land development	49,184	42,666
Construction	111,848	161,562
Multi-family	227,330	167,868
1-4 family	31,226	34,340
Total commercial real estate	1,148,997	1,094,339
Commercial and industrial	513,672	462,321
Direct financing leases, net	28,987	33,170
Consumer and other:
Home equity and second mortgages	7,373	8,438
Other	22,140	20,789
Total consumer and other	29,513	29,227
Total gross loans and leases receivable	1,721,169	1,619,057
Less:
Allowance for loan and lease losses	20,170	20,425
Deferred loan fees	627	1,402
Loans and leases receivable, net	$1,700,372	$1,597,230
The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Retained, unguaranteed portions of sold SBA loans	$22,201	$23,898
Other SBA loans(1)	22,237	22,024
Total SBA loans	$44,438	$45,922

(1)	Primarily consisted of SBA CAPLine, Express, and impaired loans that were repurchased from the secondary market, all of which are not saleable.
As of September 30, 2019 and December 31, 2018, $14.7 million and $13.2 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended September 30, 2019 and 2018 was $4.9 million and $7.8 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the nine months ended September 30, 2019 and 2018 was $10.5 million and $10.8 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2019 and 2018 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at September 30, 2019 and December 31, 2018 was $74.7 million and $83.3 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended September 30, 2019 and 2018 was $7.5 million and $17.2 million, respectively. The total principal amount of transferred participation interests in other, non-SBA originated loans during the nine months ended September 30, 2019 and 2018 was $31.5 million and $51.6 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at September 30, 2019 and December 31, 2018 was $136.9 million and $129.7 million, respectively. As of September 30, 2019 and December 31, 2018, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $231.5 million and $208.9 million, respectively. No loans in this participation portfolio were considered impaired as of September 30, 2019 and December 31, 2018. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 was $512,000 and $569,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	September 30, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$190,014	$24,044	$8,166	$4,083	$226,307
Commercial real estate — non-owner occupied	461,236	40,435	1,431	—	503,102
Land development	46,654	908	—	1,622	49,184
Construction	111,691	—	157	—	111,848
Multi-family	215,755	11,575	—	—	227,330
1-4 family	30,446	91	210	479	31,226
Total commercial real estate	1,055,796	77,053	9,964	6,184	1,148,997
Commercial and industrial	405,570	43,919	47,593	16,590	513,672
Direct financing leases, net	21,746	4,065	3,176	—	28,987
Consumer and other:
Home equity and second mortgages	7,213	68	92	—	7,373
Other	21,979	—	—	161	22,140
Total consumer and other	29,192	68	92	161	29,513
Total gross loans and leases receivable	$1,512,304	$125,105	$60,825	$22,935	$1,721,169
Category as a % of total portfolio	87.86%	7.27%	3.54%	1.33%	100.00%

	December 31, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$177,222	$15,085	$5,506	$5,663	$203,476
Commercial real estate — non-owner occupied	458,185	24,873	1,338	31	484,427
Land development	39,472	981	—	2,213	42,666
Construction	161,360	—	202	—	161,562
Multi-family	167,868	—	—	—	167,868
1-4 family	32,004	1,451	707	178	34,340
Total commercial real estate	1,036,111	42,390	7,753	8,085	1,094,339
Commercial and industrial	374,371	19,370	51,474	17,106	462,321
Direct financing leases, net	26,013	6,090	1,067	—	33,170
Consumer and other:
Home equity and second mortgages	8,385	3	50	—	8,438
Other	20,499	—	—	290	20,789
Total consumer and other	28,884	3	50	290	29,227
Total gross loans and leases receivable	$1,465,379	$67,853	$60,344	$25,481	$1,619,057
Category as a % of total portfolio	90.51%	4.19%	3.73%	1.57%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current		Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$222,224		$222,224
Non-owner occupied	—	—	—	—	503,102		503,102
Land development	—	—	—	—	47,562		47,562
Construction	—	—	—	—	111,848		111,848
Multi-family	—	—	—	—	227,330		227,330
1-4 family	—	—	—	—	30,893		30,893
Commercial and industrial	238	—	—	238	496,844		497,082
Direct financing leases, net	—	—	—	—	28,987		28,987
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,373		7,373
Other	—	—	—	—	21,979		21,979
Total	238	—	—	238	1,698,142		1,698,380
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	3,741		4,083
Non-owner occupied	—	—	—	—	—		—
Land development	—	—	—	—	1,622		1,622
Construction	—	—	—	—	—		—
Multi-family	—	—	—	—	—		—
1-4 family	—	—	—	—	333		333
Commercial and industrial	1,701	304	5,895	7,900	8,690		16,590
Direct financing leases, net	—	—	—	—	—		—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—		—
Other	—	—	157	157	4		161
Total	1,701	304	6,394	8,399	14,390	—	22,789
Total loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	225,965		226,307
Non-owner occupied	—	—	—	—	503,102		503,102
Land development	—	—	—	—	49,184		49,184
Construction	—	—	—	—	111,848		111,848
Multi-family	—	—	—	—	227,330		227,330
1-4 family	—	—	—	—	31,226		31,226
Commercial and industrial	1,939	304	5,895	8,138	505,534		513,672
Direct financing leases, net	—	—	—	—	28,987		28,987
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,373		7,373
Other	—	—	157	157	21,983		22,140
Total	$1,939	$304	$6,394	$8,637	$1,712,532		$1,721,169
Percent of portfolio	0.11%	0.02%	0.37%	0.50%	99.50%		100.00%

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$157	$—	$—	$157	$197,656	$197,813
Non-owner occupied	—	2,272	—	2,272	482,124	484,396
Land development	—	—	—	—	40,453	40,453
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	826	247	—	1,073	444,144	445,217
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	—	—	20,499	20,499
Total	16,170	2,579	—	18,749	1,575,007	1,593,756
Non-accruing loans and leases
Commercial real estate:
Owner occupied	483	—	5,180	5,663	—	5,663
Non-owner occupied	—	—	31	31	—	31
Land development	—	—	119	119	2,094	2,213
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—
Commercial and industrial	2,322	—	12,108	14,430	2,674	17,104
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	279	279	11	290
Total	2,805	—	17,717	20,522	4,779	25,301
Total loans and leases
Commercial real estate:
Owner occupied	640	—	5,180	5,820	197,656	203,476
Non-owner occupied	—	2,272	31	2,303	482,124	484,427
Land development	—	—	119	119	42,547	42,666
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	3,148	247	12,108	15,503	446,818	462,321
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	279	279	20,510	20,789
Total	$18,975	$2,579	$17,717	$39,271	$1,579,786	$1,619,057
Percent of portfolio	1.17%	0.16%	1.09%	2.42%	97.58%	100.00%

The Corporation’s total impaired assets consisted of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$4,083	$5,663
Commercial real estate — non-owner occupied	—	31
Land development	1,622	2,213
Construction	—	—
Multi-family	—	—
1-4 family	333	—
Total non-accrual commercial real estate	6,038	7,907
Commercial and industrial	16,590	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	161	290
Total non-accrual consumer and other loans	161	290
Total non-accrual loans and leases	22,789	25,301
Foreclosed properties, net	2,902	2,547
Total non-performing assets	25,691	27,848
Performing troubled debt restructurings	146	180
Total impaired assets	$25,837	$28,028

	September 30, 2019	December 31, 2018
Total non-accrual loans and leases to gross loans and leases	1.32%	1.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.49	1.72
Total non-performing assets to total assets	1.23	1.42
Allowance for loan and lease losses to gross loans and leases	1.17	1.26
Allowance for loan and lease losses to non-accrual loans and leases	88.51	80.73
As of September 30, 2019 and December 31, 2018, $19.0 million and $7.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of September 30, 2019.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	2	$3,774	$3,741	2	$3,774	$3,741
Commercial and industrial	2	2,804	2,804	16	13,412	13,023
Total	4	$6,578	$6,545	18	$17,186	$16,764

During the three and nine months ended September 30, 2018, no loans were modified to a troubled debt restructuring. There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2019 and 2018.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Nine Months Ended September 30, 2019
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$342	$342		$—	$3,993		$55		$354	$(299)
Non-owner occupied	—	—		—	77		1		—	1
Land development	1,622	5,918		—	1,937		41		6	35
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	479	484		—	315		14		40	(26)
Commercial and industrial	6,721	8,063		—	13,889		798		376	422
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		7	(7)
Other	156	823		—	203		36		—	36
Total	9,320	15,630		—	20,414		945		783	162
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,741	5,100		753	1,062		314		—	314
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	9,869	10,475		3,561	3,357		854		—	854
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	5	5		5	2		—		—	—
Total	13,615	15,580		4,319	4,421		1,168		—	1,168
Total:
Commercial real estate:
Owner occupied	4,083	5,442		753	5,055		369		354	15
Non-owner occupied	—	—		—	77		1		—	1
Land development	1,622	5,918		—	1,937		41		6	35
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	479	484		—	315		14		40	(26)
Commercial and industrial	16,590	18,538		3,561	17,246		1,652		376	1,276
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		7	(7)
Other	161	828		5	205		36		—	36
Grand total	$22,935	$31,210		$4,319	$24,835		$2,113		$783	$1,330

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2018
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,273	$1,273	$—	$6,638	$756	$197	$559
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	6,828	7,527	—	8,809	1,058	980	78
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	279	945	—	305	55	—	55
Total	10,802	16,510	—	21,108	2,200	1,304	896
With impairment reserve recorded:
Commercial real estate:
Owner occupied	4,390	5,749	675	635	182	—	182
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	10,278	10,278	3,710	4,687	1,096	—	1,096
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	11	11	11	1	—	—	—
Total	14,679	16,038	4,396	5,323	1,278	—	1,278
Total:
Commercial real estate:
Owner occupied	5,663	7,022	675	7,273	938	197	741
Non-owner occupied	31	72	—	33	2	—	2
Land development	2,213	6,510	—	2,366	68	—	68
Construction	—	—	—	2,148	219	—	219
Multi-family	—	—	—	—	—	—	—
1-4 family	178	183	—	808	42	81	(39)
Commercial and industrial	17,106	17,805	3,710	13,496	2,154	980	1,174
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	46	(46)
Other	290	956	11	306	55	—	55
Grand total	$25,481	$32,548	$4,396	$26,431	$3,478	$1,304	$2,174

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $8.3 million and $7.1 million as of September 30, 2019 and December 31, 2018, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $146,000 and $180,000 of loans as of September 30, 2019 and December 31, 2018, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,269	$7,892	$658	$19,819
Charge-offs	—	(1,097)	(2)	(1,099)
Recoveries	1	99	1	101
Net recoveries (charge-offs)	1	(998)	(1)	(998)
Provision for loan and lease losses	(132)	1,517	(36)	1,349
Ending balance	$11,138	$8,411	$621	$20,170

	As of and for the Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,147	$9,237	$548	$20,932
Charge-offs	(1,826)	(75)	(13)	(1,914)
Recoveries	7	1,974	2	1,983
Net (charge-offs) recoveries	(1,819)	1,899	(11)	69
Provision for loan and lease losses	2,365	(3,252)	341	(546)
Ending balance	$11,693	$7,884	$878	$20,455

	As of and for the Nine Months Ended September 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(1,158)	(4)	(1,162)
Recoveries	74	191	29	294
Net recoveries (charge-offs)	74	(967)	25	(868)
Provision for loan and lease losses	(598)	1,299	(88)	613
Ending balance	$11,138	$8,411	$621	$20,170

	As of and for the Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(4,122)	(732)	(50)	(4,904)
Recoveries	22	1,993	73	2,088
Net (charge-offs) recoveries	(4,100)	1,261	23	(2,816)
Provision for loan and lease losses	5,662	(1,602)	448	4,508
Ending balance	$11,693	$7,884	$878	$20,455
The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of September 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,385	$4,850	$616	$15,851
Individually evaluated for impairment	753	3,561	5	4,319
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,138	$8,411	$621	$20,170
Loans and lease receivables:
Collectively evaluated for impairment	$1,142,813	$526,069	$29,352	$1,698,234
Individually evaluated for impairment	6,170	16,590	161	22,921
Loans acquired with deteriorated credit quality	14	—	—	14
Total	$1,148,997	$542,659	$29,513	$1,721,169

	As of December 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,987	$4,369	$673	$16,029
Individually evaluated for impairment	675	3,710	11	4,396
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,662	$8,079	$684	$20,425
Loans and lease receivables:
Collectively evaluated for impairment	$1,086,254	$478,385	$28,937	$1,593,576
Individually evaluated for impairment	7,914	17,104	290	25,308
Loans acquired with deteriorated credit quality	171	2	—	173
Total	$1,094,339	$495,491	$29,227	$1,619,057

Note 6 — Leases
The Corporation leases various office spaces, loan production offices, and specialty financing production offices under non-cancelable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes an operating lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis.

For the three and nine months ended September 30, 2019, total operating lease costs were $391,000 and $1.2 million, respectively.

Quantitative information regarding the Corporation’s operating leases was as follows:

September 30, 2019
Weighted-average remaining lease term (in years)	6.73
Weighted-average discount rate	3.11%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating leases liabilities:

(In Thousands)
2019	$384
2020	1,541
2021	1,382
2022	1,373
2023	1,015
Thereafter	3,063
Total undiscounted cash flows	8,758
Discount on cash flows	(892)
Total lease liability	$7,866

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)
Accrued interest receivable	$5,599	$5,684
Net deferred tax asset	1,983	3,172
Investment in historic development entities	2,013	1,653
Investment in a community development entity	5,699	6,081
Investment in limited partnerships	4,924	4,176
Investment in Trust II	315	315
Fair value of interest rate swaps	23,128	4,637
Prepaid expenses	2,749	2,894
Other assets	12,059	6,039
Total accrued interest receivable and other assets	$58,469	$34,651

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	September 30, 2019			December 31, 2018
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$280,990	$265,121	—%	$280,769	$241,529	—%
Interest-bearing transaction accounts	206,267	222,513	1.67	229,612	269,943	0.99
Money market accounts	678,993	597,487	1.84	516,045	491,756	1.09
Certificates of deposit	154,707	159,390	2.48	153,022	94,172	1.70
Wholesale deposits	187,859	243,254	2.24	275,851	302,440	1.95
Total deposits	$1,508,816	$1,487,765	1.62	$1,455,299	$1,399,840	1.11

Note 9 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	September 30, 2019			December 31, 2018
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$49	2.70%	$—	$119	2.43%
FHLB advances	308,500	280,539	2.20	274,500	274,382	2.06
Line of credit	—	—	—	—	3	4.47
Other borrowings	675	675	8.09	675	675	7.94
Subordinated notes payable(1)	23,722	24,772	7.93	23,769	23,739	6.64
Junior subordinated notes	10,044	10,038	11.05	10,033	10,025	11.10
	$342,941	$316,073	2.95	$308,977	$308,943	2.72

Short-term borrowings	$119,000			$136,500
Long-term borrowings	223,941			172,477
	$342,941			$308,977

(1)
Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.

As of September 30, 2019 and December 31, 2018, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2019, the Corporation pays a commitment fee on this line of credit. During both the nine months ended September 30, 2019 and 2018, the Corporation incurred interest expense due to this fee of $10,000.

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

The Corporation sells the guaranteed portions of SBA loans, as well as participation interests in other, non-SBA originated, loans to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.6 million at September 30, 2019, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheet.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Balance at the beginning of the period	$2,068	$2,415	$2,956	$2,849
SBA recourse (benefit) provision	(427)	314	167	118
Charge-offs, net	2	—	(1,480)	(238)
Balance at the end of the period	$1,643	$2,729	$1,643	$2,729

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$1,001	$—	$1,001
Municipal securities	—	160	—	160
Mortgage backed securities - government issued	—	48,619	—	48,619
Mortgage backed securities - government-sponsored enterprises	—	108,652	—	108,652
Other securities	—	2,233	—	2,233
Interest rate swaps	—	23,128	—	23,128
Liabilities:
Interest rate swaps	—	26,580	—	26,580

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$990	$—	$990
Municipal securities	—	5,886	—	5,886
Mortgage backed securities - government issued	—	19,628	—	19,628
Mortgage backed securities - government-sponsored enterprises	—	109,478	—	109,478
Other securities	—	2,376	—	2,376
Interest rate swaps	—	4,637	—	4,637
Liabilities:
Interest rate swaps	—	4,779	—	4,779

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and nine months ended September 30, 2019 or the year ended December 31, 2018 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$17,689	$17,689
Foreclosed properties	—	—	2,902	2,902
Loan servicing rights	—	—	1,210	1,210

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,706	$15,706
Foreclosed properties	—	—	2,547	2,547
Loan servicing rights	—	—	1,278	1,278

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $17.7 million and $15.7 million at September 30, 2019 and December 31, 2018, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 50% as of the measurement date of September 30, 2019. The weighted-average of those unobservable inputs was 22%. The majority of the impaired loans are considered collateral dependent loans or are supported by a SBA guaranty.
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
The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. Loan servicing rights do not trade in an active, open market with readily observable prices. While sales of loan servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its loan servicing rights. The valuation model incorporates prepayment assumptions to project loan servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the loan servicing rights. The valuation model considers portfolio characteristics of the underlying serviced portion of the SBA loans and uses the following significant unobservable inputs: (1) constant prepayment rate (“CPR”) assumptions based on the SBA sold pools historical CPR as quoted in Bloomberg and (2) a discount rate. Due to the nature of the valuation inputs, loan servicing rights are classified in Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$60,958	$60,957	$55,057	$5,900	$—
Securities available-for-sale	160,665	160,665	—	160,665	—
Securities held-to-maturity	33,400	33,963	—	33,963	—
Loans held for sale	3,070	3,347	—	3,347	—
Loans and lease receivables, net	1,700,372	1,698,648	—	—	1,698,648
Federal Home Loan Bank stock	8,315	N/A	N/A	N/A	N/A
Accrued interest receivable	5,599	5,599	5,599	—	—
Interest rate swaps	23,128	23,128	—	23,128	—
Financial liabilities:
Deposits	1,508,816	1,509,438	1,166,250	343,188	—
Federal Home Loan Bank advances and other borrowings	332,897	332,509	—	332,509	—
Junior subordinated notes	10,044	9,966	—	—	9,966
Accrued interest payable	3,019	3,019	3,019	—	—
Interest rate swaps	26,580	26,580	—	26,580	—
Off-balance sheet items:
Standby letters of credit	53	53	—	—	53
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$86,546	$86,546	$67,246	$19,300	$—
Securities available-for-sale	138,358	138,358	—	138,358	—
Securities held-to-maturity	37,731	37,409	—	37,409	—
Loans held for sale	5,287	5,816	—	5,816	—
Loans and lease receivables, net	1,597,230	1,589,323	—	—	1,589,323
Federal Home Loan Bank stock	7,240	N/A	N/A	N/A	N/A
Accrued interest receivable	5,684	5,684	5,684	—	—
Interest rate swaps	4,637	4,637	—	4,637	—
Financial liabilities:
Deposits	1,455,299	1,453,482	1,026,648	426,834	—
Federal Home Loan Bank advances and other borrowings	298,944	294,127	—	294,127	—
Junior subordinated notes	10,033	9,955	—	—	9,955
Accrued interest payable	3,696	3,696	3,696	—	—
Interest rate swaps	4,779	4,779	—	4,779	—
Off-balance sheet items:
Standby letters of credit	59	59	—	—	59

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
At September 30, 2019, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $256.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between March 2021 and July 2034. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $23.1 million, included in accrued interest receivable and other assets. As of September 30, 2019, no interest rate swaps were in default.
At September 30, 2019, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $256.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March 2021 through July 2034. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $23.1 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $23.1 million and no gross derivative asset. No right of offset existed with dealer counterparty swaps as of September 30, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and nine months ended September 30, 2019 and 2018 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of September 30, 2019, the aggregate notional value of interest rate swaps designated as cash flow hedges was $54.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $846,000 and $3.3 million was recognized in other comprehensive income for the three and nine months ended September 30, 2019, respectively, and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2019	Accrued interest receivable and other assets	$23,128	Accrued interest payable and other liabilities	$23,128
December 31, 2018	Accrued interest receivable and other assets	$4,637	Accrued interest payable and other liabilities	$4,637
Derivatives designated as hedging instruments
September 30, 2019	Accumulated other comprehensive income (1)	$3,452	Accrued interest payable and other liabilities	$3,452
December 31, 2018	Accumulated other comprehensive income (1)	$142	Accrued interest payable and other liabilities	$142

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

As of September 30, 2019, the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize the Bank’s capital ratios and the ratios required by its federal regulator:

	As of September 30, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
First Business Bank
Total capital (to risk-weighted assets)	$231,159	11.69%	$158,238	8.00%	$207,687	10.50%	$197,797	10.00%
Tier 1 capital (to risk-weighted assets)	209,346	10.58	118,678	6.00	168,127	8.50	158,238	8.00
Common equity tier 1 capital (to risk-weighted assets)	209,346	10.58	89,009	4.50	138,458	7.00	128,568	6.50
Tier 1 leverage capital (to adjusted assets)	209,346	10.10	82,907	4.00	82,907	4.00	103,633	5.00

	As of December 31, 2018
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
First Business Bank
Total capital (to risk-weighted assets)	$220,474	11.49%	$153,456	8.00%	$189,422	9.875%	$191,820	10.00%
Tier 1 capital (to risk-weighted assets)	197,093	10.27	115,092	6.00	151,058	7.875	153,456	8.00
Common equity tier 1 capital (to risk-weighted assets)	197,093	10.27	86,319	4.50	122,285	6.375	124,683	6.50
Tier 1 leverage capital (to adjusted assets)	197,093	10.20	77,301	4.00	77,301	4.00	96,626	5.00

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
Operational Summary

Results for the three and nine months ended September 30, 2019 include:

•	Total assets increased to $2.093 billion as of September 30, 2019 compared to $1.966 billion as of December 31, 2018.

•
Net income for the three months ended September 30, 2019 was $5.1 million compared to $5.3 million for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $17.6 million compared to $12.2 million for the nine months ended September 30, 2018.

•
Diluted earnings per common share for the three months ended September 30, 2019 were $0.59 compared to $0.60 for the three months ended September 30, 2018. Diluted earnings per common share for the nine months ended September 30, 2019 were $2.01 compared to $1.40 for the nine months ended September 30, 2018.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 0.97% and 10.68%, respectively, for the three month period ended September 30, 2019, compared to 1.11% and 12.06%, respectively, for the same time period in 2018. ROAA and ROAE were 1.15% and 12.77%, respectively, for the nine month period ended September 30, 2019 compared to 0.86% and 9.53%, respectively, for the same period in 2018.

•
Net interest income was $16.8 million for the three months ended September 30, 2019 compared to $17.1 million for the three months ended September 30, 2018. Net interest income was $51.4 million for the nine months ended September 30, 2019 compared to $50.2 million for the nine months ended September 30, 2018.

•
Top line revenue, the sum of net interest income and non-interest income, increased 2.7% to $22.6 million for the three months ended September 30, 2019 compared to $22.0 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, top line revenue increased 6.1% to $67.6 million compared to $63.7 million for the nine months ended September 30, 2018.

•
Net interest margin decreased 35 basis points to 3.40% for the three months ended September 30, 2019 compared to 3.75% for the three months ended September 30, 2018. Net interest margin decreased 16 basis points to 3.57% for the nine months ended September 30, 2019 compared to 3.73% for the nine months ended September 30, 2018.

•
Efficiency ratio was 66.41% for the three months ended September 30, 2019 compared to 69.55% for the three months ended September 30, 2018. Efficiency ratio was 67.29% for the nine months ended September 30, 2019 compared to 68.05% for the same time period in 2018.

•
Provision for loan and lease losses was $1.3 million for the three months ended September 30, 2019 compared to a provision benefit of $546,000 for the three months ended September 30, 2018. Provision for loan and lease losses was $613,000 for the nine months ended September 30, 2019 compared to $4.5 million for the same time period in 2018.

•
SBA recourse provision was a net benefit of $427,000 for the three months ended September 30, 2019 compared to an SBA recourse provision of $314,000 for the three months ended September 30, 2018. SBA recourse provision was $167,000 for the nine months ended September 30, 2019 compared to $118,000 for the same time period in 2018.

•
Net charge-offs for the three months ended September 30, 2019 were $998,000, or 0.23% of average loans and leases annualized, compared to net recoveries of $69,000, or 0.02% of average loans and leases annualized, for the three months ended September 30, 2018. Net charge-offs for the nine months ended September 30, 2019 were $868,000, or 0.07% of average loans and leases annualized, compared to net charge-offs of $2.8 million, or 0.24% of average loans and leases annualized, for the nine months ended September 30, 2018.

•
Period-end gross loans and leases receivable increased $102.9 million, or 8.5% annualized, to $1.721 billion at September 30, 2019 from $1.618 billion at December 31, 2018. Average gross loans and leases receivable increased $106.8 million, or 9.0% annualized, to $1.690 billion, at September 30, 2019 from $1.584 billion at December 31, 2018.

•	Allowance for loan and lease losses as a percentage of gross loans and leases was 1.17% at September 30, 2019 compared to 1.26% at December 31, 2018.

•	Non-performing assets decreased $2.2 million, or 7.7%, to $25.7 million, or 1.23% of total assets, at September 30, 2019 from $27.8 million, or 1.42% of total assets, at December 31, 2018.

•
Period-end in-market deposits increased $141.5 million, or 16.0% annualized, to $1.321 billion at September 30, 2019 from $1.179 billion at December 31, 2018. Average in-market deposits increased $147.1 million, or 17.9% annualized, to $1.245 billion at September 30, 2019 from $1.097 billion at December 31, 2018.

Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. For the three months ended September 30, 2019, top line revenue increased 2.7% compared to the same period in the prior year primarily due to an increase in non-interest income driven by a gain on the sale of a state tax credit and above average returns on investments in mezzanine funds, partially offset by a decrease in net interest income. For the nine months ended September 30, 2019, top line revenue increased 6.1% compared to the same period in the prior year primarily due to an increase in both the rate and volume of average loans and leases outstanding, combined with an increase in commercial loan swap fees, gains recognized on end-of-term buyout agreements related to the Company’s equipment financing business line, above average returns on investments in mezzanine funds, and gain on the sale of a state tax credit. These favorable increases were partially offset by an increase in the rate paid on interest-bearing in-market deposits.
The components of top line revenue were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in Thousands)
Net interest income	$16,776	$17,094	(1.9)%	$51,382	$50,227	2.3%
Non-interest income	5,792	4,871	18.9	16,234	13,519	20.1
Total top line revenue	$22,568	$21,965	2.7	$67,616	$63,746	6.1
Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended September 30, 2019 decreased to 0.97% compared to 1.11% for the three months ended September 30, 2018. The decrease in ROAA was primarily due to a reduction in net interest margin and an increase in provision for loan and lease losses. This reduction in profitability was partially offset by a decrease in SBA recourse provision, above average returns on investments in mezzanine funds, and gain on the sale of a state tax credit. ROAA for the nine months ended September 30, 2019 increased to 1.15% compared to 0.86% for the nine months ended September 30, 2018. The increase in ROAA can be attributed principally to an increase in earnings as net income increased 43.4% during the same time period. The increase in net income was primarily due to a decrease in the provision for loan and lease losses, increase in commercial loan interest rate swap fee income, gains recognized on end-of-term buyout agreements related to the Company’s equipment financing business line, above average returns on investments in mezzanine funds, gain on the sale of a state tax credit, and recognition of historic tax credits, net of the corresponding impairment of tax credit investments. ROAA is a critical metric we use to measure the profitability of our organization and how efficiently our assets are deployed. It is a measurement that allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage that can ultimately influence return on equity measures.
ROAE for the three months ended September 30, 2019 was 10.68% compared to 12.06% for the three months ended September 30, 2018. ROAE for the nine months ended September 30, 2019 was 12.77% compared to 9.53% for the nine months ended September 30, 2018. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE to be an important measure of profitability and we continue to focus on improving the return to our stockholders by enhancing the overall profitability of our client relationships, controlling expenses, and seeking to minimize credit costs.

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
The efficiency ratio was 66.41% and 67.29% for the three and nine months ended September 30, 2019 compared to 69.55% and 68.05% for the three and nine months ended September 30, 2018. Operating revenue growth outpaced the change in operating expense for both the three and nine months ended September 30, 2019, resulting in positive operating leverage. For the three months ended September 30, 2019, operating revenue increased 2.8% while operating expense decreased 1.9%. For the nine months ended September 30, 2019, operating revenue increased 6.1% while operating expense increased 4.9%. The producers hired over the past 18 months are now generating new business and, as a result, management believes operating revenue will continue increasing at a greater rate than operating expense, generating positive operating leverage and moving the efficiency ratio back toward the Company’s long-term operating goal of 58%-62%.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$14,716	$15,746	$(1,030)	(6.5)%	$49,922	$44,120	$5,802	13.2%
Less:
Net loss on foreclosed properties	262	30	232	NM	241	30	211	NM
Amortization of other intangible assets	11	12	(1)	(8.3)	33	36	(3)	(8.3)
SBA recourse (benefit) provision	(427)	314	(741)	NM	167	118	49	41.5
Tax credit investment (recovery) impairment	(120)	113	(233)	NM	3,982	554	3,428	NM
Total operating expense	$14,990	$15,277	$(287)	(1.9)	$45,499	$43,382	$2,117	4.9
Net interest income	$16,776	$17,094	$(318)	(1.9)	$51,382	$50,227	$1,155	2.3
Total non-interest income	5,792	4,871	921	18.9	16,234	13,519	2,715	20.1
Less:
Net loss on sale of securities	(4)	—	(4)	NM	(5)	—	(5)	NM
Total operating revenue	$22,572	$21,965	$607	2.8	$67,621	$63,746	$3,875	6.1
Efficiency ratio	66.41%	69.55%			67.29%	68.05%
NM = Not Meaningful

Net Interest Income
Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2019 compared to the same period in 2018. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2019 Compared to 2018			2019 Compared to 2018
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(49)	$862	$813	$2,115	$2,537	$4,652
Commercial and industrial loans(1)	(213)	1,045	832	1,569	2,528	4,097
Direct financing leases(1)	19	(16)	3	27	11	38
Consumer and other loans(1)	(7)	15	8	19	56	75
Total loans and leases receivable	(250)	1,906	1,656	3,730	5,132	8,862
Mortgage-related securities	59	168	227	303	424	727
Other investment securities	15	(50)	(35)	50	(109)	(59)
FHLB and FRB Stock	(4)	—	(4)	70	(12)	58
Short-term investments	28	3	31	249	(164)	85
Total net change in income on interest-earning assets	(152)	2,027	1,875	4,402	5,271	9,673
Interest-bearing liabilities
Transaction accounts	288	(154)	134	1,382	(424)	958
Money market accounts	832	612	1,444	4,009	891	4,900
Certificates of deposit	236	363	599	907	1,196	2,103
Wholesale deposits	247	(650)	(403)	740	(912)	(172)
Total deposits	1,603	171	1,774	7,038	751	7,789
FHLB advances	51	76	127	403	40	443
Other borrowings	234	58	292	238	48	286
Junior subordinated notes	—	—	—	(1)	1	—
Total net change in expense on interest-bearing liabilities	1,888	305	2,193	7,678	840	8,518
Net change in net interest income	$(2,040)	$1,722	$(318)	$(3,276)	$4,431	$1,155

(1)	Includes non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2019 and 2018. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,153,591	$14,568	5.05%	$1,085,315	$13,755	5.07%
Commercial and industrial loans(1)	517,043	8,697	6.73	455,242	7,865	6.91
Direct financing leases(1)	29,600	316	4.27	31,197	313	4.01
Consumer and other loans(1)	31,195	341	4.37	29,798	333	4.47
Total loans and leases receivable(1)	1,731,429	23,922	5.53	1,601,552	22,266	5.56
Mortgage-related securities(2)	167,113	1,060	2.54	140,227	833	2.38
Other investment securities(3)	24,755	134	2.17	34,140	169	1.98
FHLB and FRB stock	7,692	85	4.42	7,722	89	4.61
Short-term investments	40,707	237	2.33	40,201	206	2.05
Total interest-earning assets	1,971,696	25,438	5.16	1,823,842	23,563	5.17
Non-interest-earning assets	121,589			91,359
Total assets	$2,093,285			$1,915,201
Interest-bearing liabilities
Transaction accounts	$217,870	919	1.69	$263,928	785	1.19
Money market accounts	642,385	2,857	1.78	472,866	1,413	1.20
Certificates of deposit	154,095	983	2.55	88,903	384	1.73
Wholesale deposits	211,528	1,247	2.36	327,146	1,650	2.02
Total interest-bearing deposits	1,225,878	6,006	1.96	1,152,843	4,232	1.47
FHLB advances	307,060	1,673	2.18	292,465	1,546	2.11
Other borrowings	27,545	703	10.21	24,420	411	6.73
Junior subordinated notes	10,041	280	11.15	10,027	280	11.17
Total interest-bearing liabilities	1,570,524	8,662	2.21	1,479,755	6,469	1.75
Non-interest-bearing demand deposit accounts	283,675			239,594
Other non-interest-bearing liabilities	48,688			19,989
Total liabilities	1,902,887			1,739,338
Stockholders’ equity	190,398			175,863
Total liabilities and stockholders’ equity	$2,093,285			$1,915,201
Net interest income		$16,776			$17,094
Interest rate spread			2.95%			3.42%
Net interest-earning assets	$401,172			$344,087
Net interest margin			3.40%			3.75%
Average interest-earning assets to average interest-bearing liabilities	125.54%			123.25%
Return on average assets(4)	0.97			1.11
Return on average equity(4)	10.68			12.06
Average equity to average assets	9.10			9.18
Non-interest expense to average assets(4)	2.81			3.29

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,135,596	$44,012	5.17%	$1,068,605	$39,360	4.91%
Commercial and industrial loans(1)	492,247	26,012	7.05	443,188	21,915	6.59
Direct financing leases(1)	31,143	967	4.14	30,789	929	4.02
Consumer and other loans(1)	31,391	1,042	4.43	29,693	967	4.34
Total loans and leases receivable(1)	1,690,377	72,033	5.68	1,572,275	63,171	5.36
Mortgage-related securities(2)	158,407	3,022	2.54	135,135	2,295	2.26
Other investment securities(3)	27,849	442	2.12	34,966	501	1.91
FHLB and FRB stock	7,210	261	4.83	7,614	203	3.55
Short-term investments	36,139	669	2.47	47,592	584	1.64
Total interest-earning assets	1,919,982	76,427	5.31	1,797,582	66,754	4.95
Non-interest-earning assets	109,395			91,657
Total assets	$2,029,377			$1,889,239
Interest-bearing liabilities
Transaction accounts	$222,513	2,779	1.67	$278,042	1,821	0.87
Money market accounts	597,487	8,231	1.84	487,395	3,331	0.91
Certificates of deposit	159,390	2,965	2.48	80,630	862	1.43
Wholesale deposits	243,254	4,085	2.24	302,262	4,257	1.88
Total interest-bearing deposits	1,222,644	18,060	1.97	1,148,329	10,271	1.19
FHLB advances	280,538	4,629	2.20	277,866	4,186	2.01
Other borrowings	25,497	1,524	7.97	24,571	1,238	6.72
Junior subordinated notes	10,038	832	11.05	10,023	832	11.07
Total interest-bearing liabilities	1,538,717	25,045	2.17	1,460,789	16,527	1.51
Non-interest-bearing demand deposit accounts	265,121			236,208
Other non-interest-bearing liabilities	42,276			21,055
Total liabilities	1,846,114			1,718,052
Stockholders’ equity	183,263			171,187
Total liabilities and stockholders’ equity	$2,029,377			$1,889,239
Net interest income		$51,382			$50,227
Interest rate spread			3.14%			3.44%
Net interest-earning assets	$381,265			$336,793
Net interest margin			3.57%			3.73%
Average interest-earning assets to average interest-bearing liabilities	124.78%			123.06%
Return on average assets(4)	1.15			0.86
Return on average equity(4)	12.77			9.53
Average equity to average assets	9.03			9.06
Non-interest expense to average assets(4)	3.28			3.11

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

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2019 and 2018

Net interest income decreased $318,000, or 1.9%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in net interest income was principally due to net interest margin compression, a moderate decrease in loan fees received in lieu of interest, and one-time expense related to exercising call options on subordinated debt and brokered deposits, partially offset by an increase in average loans and leases outstanding. Fees in lieu of interest totaled $1.1 million for the three months ended September 30, 2019, compared to $1.4 million for the three months ended September 30, 2018. The one-time expense related to subordinated debt and brokered deposits totaled $261,000 and $47,000, respectively. The decision to exercise the call options on subordinated debt and brokered deposits will benefit the net interest margin moving forward as the funding was replaced at lower rates. Excluding one-time expense and fees collected in lieu of interest, net interest income increased $356,000, or 2.3%, compared to the three months ended September 30, 2018. Average gross loans and leases for the three months ended September 30, 2019 increased $129.9 million, or 8.1%, compared to the three months ended September 30, 2018. Net interest income for the nine months ended September 30, 2019 increased $1.2 million, or 2.3%, compared to the nine months ended September 30, 2018. The increase in net interest income was principally due to an increase in average loans and leases outstanding combined with an increase in loan fees received in lieu of interest, partially offset by an increase in rate paid on average in-market deposits and the aforementioned one-time expense related to exercising call options. Fees in lieu of interest totaled $4.5 million for the nine months ended September 30, 2019, compared to $3.8 million for the nine months ended September 30, 2018. Excluding the one-time expense and fees collected in lieu of interest, net interest income increased $825,000, or 1.8%, compared to the nine months ended September 30, 2018. Average gross loans and leases for the nine months ended September 30, 2019 increased $118.1 million, or 7.5%, compared to the nine months ended September 30, 2018.
The yield on average loans and leases for the three months ended September 30, 2019 declined to 5.53% compared to 5.56% for the three months ended September 30, 2018. The yield on average loans and leases for the nine months ended September 30, 2019 increased to 5.68% compared to 5.36% for the same period in 2018. Both periods of comparison were impacted by fees collected in lieu of interest. Without the impact of these fees, the yield on average loans and leases for the three and nine months ended September 30, 2019 was 5.28% and 5.33%, respectively, compared to 5.20% and 5.03% for the three and nine months ended, September 30, 2018, respectively. Similarly, the yield on average interest-earning assets for the three and nine months ended September 30, 2019 measured 5.16% and 5.31%, respectively, compared to 5.17% and 4.95% for the three and nine months ended September 30, 2018, respectively. Excluding fees collected in lieu of interest, the yield on average interest-earning assets for the three and nine months ended September 30, 2019 was 4.94% and 5.00%, respectively, compared to 4.85% and 4.67% for the three and nine months ended September 30, 2018, respectively. For both periods of comparison, excluding the impact of fees in lieu of interest, the increase in yields was primarily due to the net increase in LIBOR and Prime during the time period of comparison and proportionately greater growth from our higher-yielding specialty finance business.
The average rate paid on total interest-bearing liabilities for the three and nine months ended September 30, 2019 increased to 2.21% and 2.17%, respectively, compared to 1.75% and 1.51% for the three and nine months ended September 30, 2018, respectively. Rates during the three and nine months ended September 30, 2019 were impacted by one-time expense related to exercising call options on subordinated debt and brokered deposits. Excluding the impact of this one-time expense, the average rate paid on total interest bearing liabilities measured 2.13% and 2.14%, for the three and nine months ended September 30, 2019, respectively. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings.
The average rate paid on total in-market deposits — comprised of all transaction accounts, money market accounts, and non-wholesale deposits — for the three and nine months ended September 30, 2019 increased to 1.47% and 1.50%, respectively, up from 0.97% and 0.74% for the three and nine months end September 30, 2018, respectively. Average total in-market deposits increased $232.7 million, or 21.8%, and $162.2 million, or 15.0%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The average rate paid on total in-market deposits increased in both periods of comparison as the Company increased deposit rates in response to competitive market pressures stemming from the Federal Reserve’s decision to increase the target fed funds rate 125 basis points from December 2017 through December 2018.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended September 30, 2019 increased $14.6 million to $307.1 million at an average rate paid of 2.18%, compared to $292.5 million at an average rate paid of 2.11% for the three months ended September 30, 2018. Average FHLB advances for the nine months ended September 30, 2019 increased $2.7 million to $280.5 million at an average rate paid of 2.20%, compared to $277.9 million at an average rate paid of 2.01% for the nine months ended September 30, 2018. As of September 30, 2019, the weighted average original maturity of our FHLB term advances was 5.23 years. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the three months ended September 30, 2019 decreased $115.6 million to $211.5 million at an average rate paid of 2.36%, compared to $327.1 million at an average rate paid of 2.02%. Average wholesale deposits for the nine months ended September 30, 2019 decreased $59.0 million to $243.3 million at an average rate paid of 2.24%, compared to $302.3 million at an average rate paid of 1.88%. As of September 30, 2019, the weighted average original maturity of our wholesale deposits was 5.51 years.
The average rate paid on total Bank funding for the three and nine months ended September 30, 2019 increased to 1.69% and 1.71%, respectively, compared to 1.37% and 1.16% for the three and nine months ended September 30, 2018, respectively. Total bank funding is defined as total deposits plus FHLB advances.
                Net interest margin decreased 35 basis points to 3.40% for the three months ended September 30, 2019 compared to 3.75% for the three months ended September 30, 2018. The decrease was primarily due to an increase in the rate paid on in-market deposits, a moderate decrease in fees collected in lieu of interest, and the one-time expense related to exercising call options on subordinated debt and brokered deposits. These unfavorable variances were partially offset by a reduction in wholesale funding, consisting of wholesale deposits and FHLB advances. Excluding the one-time expense and fees collected in lieu of interest, net interest margin measured 3.25% for the third quarter of 2019, compared to 3.44% in the third quarter of 2018. Net interest margin decreased 16 basis points to 3.57% for the nine months ended September 30, 2019 compared to 3.73% for the nine months ended September 30, 2018. The decrease for the nine months ended September 30, 2019 was primarily due to an increase in the rate paid on in-market deposits, partially offset by an increase in fees collected in lieu of interest and an increase in the securities portfolio yield. Excluding the one-time expense and fees collected in lieu of interest, net interest margin measured 3.28% for the nine months ended September 30, 2019, compared to 3.44% for the nine months ended September 30, 2018.
Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in our higher-yielding specialty finance line of business will allow the Corporation to return to a net interest margin of 3.50% or better as short-term interest rates stabilize. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
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
We recorded provision for loan and lease losses of $1.3 million and $613,000 for the three and nine months ended September 30, 2019, respectively, compared to a benefit of $546,000 and an expense of $4.5 million for the three and nine months ended September 30, 2018, respectively. The increase in provision for the third quarter of 2019 was in large part due to increases in specific reserves related to the impaired legacy SBA portfolio. The decrease in provision for the nine months ended was principally driven by a decrease in net charge-offs, a net reduction in specific reserves, and a net reduction in historic loss rates, partially offset by an increase in provision related to loan growth. Net charge-offs were $998,000 and $868,000 for the three and nine months ended September 30, 2019, respectively, compared to net recoveries of $69,000 and net charge-offs of $2.8 million for the three and nine months ended September 30, 2018, respectively.
The legacy on-balance sheet SBA portfolio, defined as outstanding SBA loans originated prior to 2017, has been a source of elevated non-performing assets. Total non-performing on-balance sheet legacy loans were $14.7 million at September 30, 2019, compared to $13.0 million and $11.9 million at December 31, 2018 and September 30, 2018, respectively. Total performing on-balance sheet legacy loans were $21.8 million at September 30, 2018, compared to $26.3 million and $29.3 million at December 31, 2018 and September 30, 2018, respectively. As of September 30, 2019, total on-balance sheet legacy loans were $36.5 million, down from $39.3 million and $41.2 million at December 31, 2018 and September 30, 2018, respectively.
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

Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2019 and 2018
Non-Interest Income
Non-interest income primarily consists of fees earned for trust and investment services, gains on sale of SBA loans, service charges on deposits, loan fee income, and commercial loan interest rate swap fee income. For the three months ended September 30, 2019 non-interest income increased by $921,000, or 18.9%, to $5.8 million from $4.9 million for the same period in 2018. For the nine months ended September 30, 2019 non-interest income increased by $2.7 million, or 20.1%, to $16.2 million from $13.5 million for the same period in 2018.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 25.7% and 24.0% of our total revenues for the three and nine months ended September 30, 2019, respectively, compared to 22.2% and 21.2% for the three and nine months ended September 30, 2018, respectively. Management believes the expected gradual expansion of our SBA lending program, fees from commercial loan interest rate swap activity with our commercial borrowers, and the geographic expansion of our trust and investments division will allow us to maintain our strategic target of 25% over the long-term.
The components of non-interest income were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Trust and investment services fee income	$2,060	$1,941	$119	6.1%	$6,125	$5,826	$299	5.1%
Gain on sale of SBA loans	454	641	(187)	(29.2)	993	1,184	(191)	(16.1)
Service charges on deposits	795	788	7	0.9	2,314	2,292	22	1.0
Loan fees	439	459	(20)	(4.4)	1,316	1,375	(59)	(4.3)
Increase in cash surrender value of bank-owned life insurance	305	301	4	1.3	894	890	4	0.4
Commercial loan swap fees	374	306	68	22.2	1,898	1,009	889	88.1
Net loss on sale of securities	(4)	—	(4)	NM	(5)	—	(5)	NM
Other non-interest income	1,369	435	934	NM	2,699	943	1,756	NM
Total non-interest income	$5,792	$4,871	$921	18.9	$16,234	$13,519	$2,715	20.1
Fee income ratio(1)	25.7%	22.2%			24.0%	21.2%

(1)	Fee income ratio is non-interest income divided by top line revenue (defined as net interest income plus non-interest income).
Trust and investment services fee income increased $119,000, or 6.1%, and $299,000, or 5.1%, for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. This increase was driven by growth in assets under management and administration attributable to new client relationships and increased market values. As of September 30, 2019, trust assets under management and administration totaled a record $1.801 billion, increasing $170.2 million, or 13.9% annualized, compared to $1.630 billion as of December 31, 2018 and increasing $79.6 million, or 4.6%, compared to $1.721 billion as of September 30, 2018.
Commercial loan interest rate swap fee income was $374,000 and $1.9 million for the three and nine months ended September 30, 2019, respectively, compared to $306,000 and $1.0 million for the three and nine months ended September 30, 2018, respectively. Interest rate swaps continue to be an attractive product for the Bank’s commercial borrowers, though associated fee income can be variable period to period based on client demand and the interest rate environment in any given quarter.
Other non-interest income for the three and nine months ended September 30, 2019 totaled $1.4 million and $2.7 million, respectively, compared to $435,000 and $943,000 for three and nine months ended September 30, 2018, respectively. The increase for the three month period was primarily due to above average returns from the Corporation’s investments in mezzanine funds and a gain on sale of a state tax credit. The nine month period ended September 30, 2019 also benefited from gains recognized on end-of-term buyout agreements related to the Company’s equipment financing business line.
Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2019 and 2018
Non-Interest Expense
The components of non-interest expense were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Compensation	$10,324	$9,819	$505	5.1%	$30,991	$28,006	$2,985	10.7%
Occupancy	580	560	20	3.6	1,730	1,632	98	6.0
Professional fees	751	1,027	(276)	(26.9)	2,745	2,990	(245)	(8.2)
Data processing	654	512	142	27.7	1,923	1,748	175	10.0
Marketing	548	593	(45)	(7.6)	1,611	1,518	93	6.1
Equipment	277	403	(126)	(31.3)	938	1,089	(151)	(13.9)
Computer software	859	814	45	5.5	2,485	2,235	250	11.2
FDIC insurance	1	457	(456)	(99.8)	595	1,125	(530)	(47.1)
Collateral liquidation costs	110	230	(120)	(52.2)	108	454	(346)	(76.2)
Net loss on foreclosed properties	262	30	232	NM	241	30	211	NM
Tax credit investment (recovery) impairment	(120)	113	(233)	NM	3,982	554	3,428	NM
SBA recourse (benefit) provision	(427)	314	(741)	NM	167	118	49	41.5
Other non-interest expense	897	874	23	2.6	2,406	2,621	(215)	(8.2)
Total non-interest expense	$14,716	$15,746	$(1,030)	(6.5)	$49,922	$44,120	$5,802	13.2
Total operating expense(1)	$14,990	$15,277			$45,499	$43,382
Full-time equivalent employees	281	275			281	275

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended September 30, 2019 decreased by $1.0 million, or 6.5%, to $14.7 million compared to $15.7 million for the same period in 2018. The decrease in non-interest expense was primarily due to a FDIC insurance credit, a tax credit investment recovery, and a net benefit in SBA recourse provision, partially offset by an increase in compensation. Non-interest expense for the nine months ended September 30, 2019 increased $5.8 million, or 13.2%, to $49.9 million compared to $44.1 million for the same period in 2018. The increase in non-interest expense was mainly due to an increase in compensation and impairment of tax credit investments, offset slightly by a FDIC insurance credit.
Compensation expense for the three months ended September 30, 2019 was $10.3 million, an increase of $505,000 compared to the three months ended September 30, 2018. The increase in compensation expense reflects an increase in employees, annual merit increases, and incentive compensation tied to individual and Company performance. Compensation expense for the nine months ended September 30, 2019 was $31.0 million, an increase of $3.0 million compared to the nine months ended September 30, 2018. The reasons for the increase in compensation for the nine months ended September 30, 2018 are consistent with the explanation of the variance for the three months ended September 30, 2019. Full-time equivalent employees were 281 at September 30, 2019 compared to 275 at September 30, 2018.

Tax credit investments had a recovery of $120,000 for the three months ended September 30, 2019 compared to expense of $113,000 for the same period in the 2018. The benefit for the three months ended September 30, 2019 was the result of discounts received on previously impaired tax credit investments. Tax credit impairment expense for the nine months ended September 30, 2019 was $4.0 million, an increase of $3.4 million compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company recognized $3.6 million in expense due to the impairment of federal historic tax credit investments, which corresponded with the recognition of a $5.2 million in tax credits. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2019 and beyond.
SBA recourse provision was a net benefit of $427,000 for the three months ended September 30, 2019 compared to expense of $314,000 for the three months ended September 30, 2018. SBA recourse provision for the nine months ended September 30, 2019 was $167,000 compared to $118,000 for the nine months ended September 30, 2018. The net benefit for the three months ended was primarily due to the declining balance of the outstanding legacy SBA loan sold portfolio, a reduction in the loss rate applied to the portfolio, and payments received resulting in a reduction in specific recourse reserves. The total recourse reserve balance was $1.6 million, or 2.2% of total sold SBA loans outstanding, at September 30, 2019, compared to $3.0 million, or 3.6%, at December 31, 2018, and $2.7 million, or 3.0%, at September 30, 2018. Total sold legacy SBA loans at September 30, 2019 were $47.6 million, down from $62.0 million and $72.1 million at December 31, 2018 and September 30, 2018, respectively. Total performing sold legacy SBA loans were $40.3 million at September 30, 2019, compared to $49.0 million and $54.6 million at December 31, 2018 and September 30, 2018, respectively. Total non-performing sold legacy SBA loans were $7.3 million at September 30, 2019, compared to $13.0 million and $17.5 million at December 31, 2018 and September 30, 2018, respectively. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should diminish over time as the outstanding balance of sold legacy SBA loans continues to decline.
FDIC expense for the three and nine months ended September 30, 2019 benefited from a reduction in FDIC insurance expense Deposit Insurance Fund (“DIF”) reached 1.38%, exceeding the statutorily required minimum ratio of 1.35% and requiring the FDIC to distribute assessment credits to small banks for their portion of their assessments that contributed to the growth in the reserve ratio. The Company received a credit of $315,000 in the third quarter of 2019 and management expects another reduction in FDIC insurance, but to a lesser extent, during the fourth quarter of 2019 due to the remaining portion of the Company’s assessment credit.
Income Taxes
Income tax was a benefit of $475,000 for the nine months ended September 30, 2019 compared to income tax expense of $2.9 million for the nine months ended September 30, 2018. The income tax benefit for the nine months ended September 30, 2019 primarily reflects the recognition of $5.2 million in federal historic tax credits, which corresponded with the $3.6 million impairment of federal historic tax credit investments during the same time period. The effective tax rate for the nine months ended September 30, 2019, excluding these discrete items, was 22.3%. For 2019, the Company expects to report an effective tax rate of 21%-23%, excluding discrete items. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2019 and beyond.
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

Financial Condition
General
Total assets increased by $126.3 million, or 6.4%, to $2.093 billion as of September 30, 2019 compared to $1.966 billion at December 31, 2018. The increase in total assets was primarily driven by growth in our loan and lease portfolio and securities portfolio, partially offset by a decrease in short-term investments and cash and cash equivalents.
Short-Term Investments

Short-term investments decreased by $35.9 million, or 56.7%, to $27.4 million at September 30, 2019 from $63.2 million at December 31, 2018. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. As of September 30, 2019, our total investment in commercial paper was $5.9 million compared to $19.3 million at December 31, 2018. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to be in a position to benefit from an anticipated change in the yield curve level and shape. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section titled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $18.0 million, or 10.2%, to $194.1 million at September 30, 2019 compared to $176.1 million at December 31, 2018. During the nine months ended September 30, 2019, due to declining interest rates, we recognized unrealized gains of $3.3 million before income taxes through other comprehensive income. As of September 30, 2019 and December 31, 2018, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 4.3 years and 4.1 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2019. We sold approximately $15.2 million securities during the nine months ended September 30, 2019 to proactively manage our securities portfolio to meet our long-term investment objectives.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $103.1 million, or 6.5%, to $1.700 billion at September 30, 2019 from $1.597 billion at December 31, 2018. As of September 30, 2019, commercial and industrial (“C&I”) loans were a significant contributor to loan growth increasing $51.4 million to $513.7 million from $462.3 million at December 31, 2018. Total commercial real estate (“CRE”) also contributed to growth, increasing $54.7 million to $1.149 billion from $1.094 billion at December 31, 2018. Multi-family loans were the largest contributors to CRE loan growth as of September 30, 2019, increasing $59.5 million from December 31, 2018.
There continues to be a concentration in CRE loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 66.8% and 67.6% of our total loans as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, 19.7% of the CRE loans were owner-occupied CRE, compared to 18.6% as of December 31, 2018. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
As mentioned above, our C&I portfolio increased $51.4 million, or 11.1%, to $513.7 million at September 30, 2019 from $462.3 million at December 31, 2018 reflecting growth in both conventional lending and specialty finance. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and trust and investment relationships which generate additional fee revenue.
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

Non-accrual loans decreased $2.5 million, or 9.9%, to $22.8 million at September 30, 2019, compared to $25.3 million at December 31, 2018. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.32% and 1.56% at September 30, 2019 and December 31, 2018, respectively. Likewise, the ratio of non-performing assets to total assets decreased to 1.23% at September 30, 2019, compared to 1.42% at December 31, 2018. Please refer to the section titled Asset Quality, below, for additional information.
Deposits
As of September 30, 2019, deposits increased by $53.5 million, or 3.7% to $1.509 billion from $1.455 billion at December 31, 2018 primarily due to a $162.9 million increase in money market accounts partially offset by a $88.0 million decrease in wholesale deposits. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to service and maintain existing and new client relationships.
Our strategic efforts remain focused on adding in-market deposit relationships. Successful deposit campaigns supporting our private banking strategy complemented our traditional strength in commercial banking and wealth management, contributing to in-market deposit growth during the first nine months of 2019. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.245 billion, or 70.4% of total bank funding for the nine months ended September 30, 2019. This compares to average in-market deposits of $1.082 billion, or 65.1% of total funding for the same period in 2018. Total bank funding is defined as total deposits plus FHLB advances.
FHLB Advances and Other Borrowings
As of September 30, 2019, FHLB advances and other borrowings increased by $34.0 million, or 11.4%, to $332.9 million from $298.9 million at December 31, 2018. While total wholesale funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace some of our maturing brokered certificates of deposit with FHLB advances at lower rates. Consistent with our funding philosophy to manage interest rate risk, we will continue to utilize FHLB advances and wholesale deposits to manage liquidity and contingency funding.
Our targeted operating range of wholesale funds to total bank funding is 25%-40%. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. Management recently updated this range from the previously disclosed 30%-40% to reflect a reduced need for on-balance sheet wholesale funding to match-fund long-term, fixed rate loans due to greater client demand for interest rate swaps, which results in a floating rate loan on our balance sheet. As of September 30, 2019, the ratio of end of period bank wholesale funds to end of period total bank funds was 27.3%. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds. Refer to the section titled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Asset Quality
Impaired Assets
Total impaired assets consisted of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$4,083	$5,663
Commercial real estate - non-owner occupied	—	31
Land development	1,622	2,213
Construction	—	—
Multi-family	—	—
1-4 family	333	—
Total non-accrual commercial real estate	6,038	7,907
Commercial and industrial	16,590	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	161	290
Total non-accrual consumer and other loans	161	290
Total non-accrual loans and leases	22,789	25,301
Foreclosed properties, net	2,902	2,547
Total non-performing assets	25,691	27,848
Performing troubled debt restructurings	146	180
Total impaired assets	$25,837	$28,028

Total non-accrual loans and leases to gross loans and leases	1.32%	1.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.49	1.72
Total non-performing assets to total assets	1.23	1.42
Allowance for loan and lease losses to gross loans and leases	1.17	1.26
Allowance for loan and lease losses to non-accrual loans and leases	88.51	80.73
As of September 30, 2019 and December 31, 2018, $19.0 million and $7.6 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. This increase is the result of ongoing workout efforts on previously identified impaired loans.
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets decreased $2.2 million, or 7.7%, to $25.7 million at September 30, 2019 from $27.8 million at December 31, 2018. The decrease was primarily due to payments received and current year charge-offs of $1.2 million, the majority of which related to one legacy SBA relationship previously classified as impaired and fully reserved for.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of September 30, 2019, 99.99% of the loan and lease portfolio, excluding non-accrual loans and leases, was in a current payment status, compared to 98.82% at December 31, 2018. We also monitor asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2019	2018	2018
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$9,320	$16,971	$10,802
Impaired loans and leases with impairment reserves required	13,615	13,829	14,679
Total impaired loans and leases	22,935	30,800	25,481
Less: Impairment reserve (included in allowance for loan and lease losses)	4,319	4,569	4,396
Net impaired loans and leases	$18,616	$26,231	$21,085
Average impaired loans and leases	$24,835	$26,471	$26,431
Foregone interest income attributable to impaired loans and leases	$2,113	$2,544	$3,478
Less: Interest income recognized on impaired loans and leases	783	760	1,304
Net foregone interest income on impaired loans and leases	$1,330	$1,784	$2,174
Non-performing assets also include foreclosed properties. A summary of foreclosed properties activity is as follows:

	As of and for the Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Balance at the beginning of the period	$2,547	$1,069
Loans and leases transferred to foreclosed properties	596	415
Increase in impairment valuation	(241)	(30)
Balance at the end of the period	$2,902	$1,454
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $255,000 from $20.4 million as of December 31, 2018 to $20.2 million as of September 30, 2019. The allowance for loan and lease losses as a percentage of gross loans and leases also decreased from 1.26% as of December 31, 2018 to 1.17% as of September 30, 2019. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by a net reduction in specific reserves and historic loss rates, partially offset by an increase in allowance related to the loan growth. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
During the nine months ended September 30, 2019, we recorded net charge-offs on impaired loans and leases of $868,000, or 0.07% of average loans and leases annualized, comprised of $1.2 million of charge-offs and $294,000 of recoveries. During the nine months ended September 30, 2018, we recorded net charge-offs on impaired loans and leases of approximately $2.8 million, or 0.24% of average loans and leases annualized, comprised of $4.9 million of charge-offs and $2.1 million of recoveries. The current and prior year charge-offs were primarily related to legacy SBA loan relationships.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $20.2 million, or 1.17% of total loans and leases, was appropriate as of September 30, 2019. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion.
As of September 30, 2019 and December 31, 2018, our allowance for loan and lease losses to total non-accrual loans and leases was 88.51% and 80.73%, respectively. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we endeavor to have appropriate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. Our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience of our portfolio rather than through specific identification and we therefore expect to see this ratio rise as we continue to grow our loan and lease portfolio. Conversely, if we identify additional impaired loans or leases which are adequately collateralized and therefore require no specific or general reserve, this ratio could fall. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio was appropriate for the probable incurred losses inherent in our loan and lease portfolio as of September 30, 2019.

A tabular summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Allowance at beginning of period	$19,819	$20,932	$20,425	$18,763
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	(1,826)	—	(3,125)
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	(993)
Multi-family	—	—	—	—
1-4 family	—	—	—	(4)
Commercial and industrial	(1,097)	(75)	(1,158)	(732)
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	(2)	—	(2)	—
Other	—	(13)	(2)	(50)
Total charge-offs	(1,099)	(1,914)	(1,162)	(4,904)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	1	1	3
Commercial real estate — non-owner occupied	1	—	73	1
Construction and land development	—	5	—	5
Multi-family	—	—	—	—
1-4 family	—	1	—	13
Commercial and industrial	99	1,974	191	1,992
Direct financing leases	—	—	—	1
Consumer and other:
Home equity and second mortgages	—	2	26	73
Other	1	—	3	—
Total recoveries	101	1,983	294	2,088
Net (charge-offs) recoveries	(998)	69	(868)	(2,816)
Provision for loan and lease losses	1,349	(546)	613	4,508
Allowance at end of period	$20,170	$20,455	$20,170	$20,455
Annualized net charge-offs (recoveries) as a % of average gross loans and leases	0.23%	(0.02)%	0.07%	0.24%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2019 were the interest payments due on subordinated and junior subordinated notes. On October 25, 2019, the Bank’s Board of Directors declared a dividend in the amount of $4.5 million bringing year-to-date dividend declarations to $14.0 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
On-balance sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities’ fair value, and our unencumbered pledged loans. As of September 30, 2019 and December 31, 2018, our immediate on-balance sheet liquidity was $261.2 million and $390.9 million, respectively. At September 30, 2019 and December 31, 2018, the Bank had $20.8 million and $43.6 million on deposit with the FRB, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run-off of maturing bank wholesale funding, or invest in securities to maintain adequate liquidity at an improved margin.
We had $496.4 million of outstanding wholesale funds at September 30, 2019, compared to $550.4 million of wholesale funds as of December 31, 2018, which represented 27.3% and 31.8%, respectively, of ending balance total bank funding. Wholesale funds include brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while maintaining our overall target mix of wholesale funds and in-market deposits. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Period-end in-market deposits increased $141.5 million, or 16.0% annualized, to $1.321 billion at September 30, 2019 from $1.179 billion at December 31, 2018. While these deposits were gathered from new and existing in-market relationships, the balances may fluctuate over time. We expect to continue establishing new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts in order to fund our loan growth and maintain in-market deposits to total bank funding within our operating range of 60%-75%. Management recently updated this range from the previously disclosed 60%-70% to reflect our sophisticated business clients’ increased use of commercial loan swaps to obtain long-term fixed rated financing, instead of conventional long-term fixed rate offerings where we would match-fund the loan through the wholesale market to mitigate interest rate risk. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board of Directors. The Corporation’s overall operating range of wholesale funds to total bank funds is 25%-40%. The Bank was in compliance with policy limits as of September 30, 2019 and December 31, 2018.
The Bank was able to access the wholesale deposit market as needed at rates and terms comparable to market standards during the nine month period ended September 30, 2019. In the event there is a disruption in the availability of wholesale deposits at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits with the FRB and borrowings from the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2019, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the nine months ended September 30, 2019, operating activities resulted in a net cash inflow of $20.8 million, which included net income of $17.6 million. Net cash used in investing activities for the nine months ended September 30, 2019 was approximately $124.5 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions, and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities resulted in a net cash inflow of $78.2 million for the nine months ended September 30, 2019 primarily due to a net increase in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2019, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers these assumptions to be reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2019 has not changed materially since December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 25, 2019	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 25, 2019	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)