Form 10-K
period 2019-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2020-02-27
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $203.9 million.
As of February 18, 2020, 8,513,390 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2020 are incorporated by reference into Part III hereof.

1

2

PART I.

Item 1. Business
BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (“FBB” or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through the Bank and certain subsidiaries of FBB. The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, consumer and other lending, asset-based lending, accounts receivable financing, equipment financing, vendor financing, Small Business Administration (“SBA”) lending and servicing, treasury management services, and company retirement plans. Our private wealth services for executives and individuals include trust and estate administration, financial planning, investment management, and private banking. For other banks, our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local banking partners and specialized business lines where we provide skilled expertise, combined with the efficiency of centralized administrative functions, such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients. We conduct our business operations through one operating segment.
The Corporation previously owned three separate bank charters: Alterra Bank (“Alterra”), Leawood, Kansas, First Business Bank-Milwaukee (“FBB-Milwaukee”), Brookfield, Wisconsin, and FBB, Madison, Wisconsin. Effective June 1, 2017, Alterra and FBB-Milwaukee were merged with and into FBB. The Corporation’s existing management structure remains unchanged, with the current roles and decision making authority retained by local banking leaders, as well as the heads of our private wealth management and specialty finance businesses.
As of December 31, 2019, on a consolidated basis, we had total assets of $2.097 billion, total gross loans and leases of $1.715 billion, total deposits of $1.530 billion, and total stockholders’ equity of $194.2 million.

Business Lines

Commercial Lending
We strive to meet the specific commercial lending needs of small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses with annual sales of up to $75 million. Through FBB, we service the greater Madison area, Southeast Wisconsin, Northeast Wisconsin, and the greater Kansas City Metro.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. We also originate loans secured by commercial real estate, including owner-occupied commercial facilities, multi-family housing, office buildings, retail centers, and, to a lesser extent, commercial real estate construction loans. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2019, our commercial real estate and commercial loans – excluding asset-based lending, equipment financing, and SBA lending described below – represented approximately 80% of our total gross loans and leases receivable.
Consumer and Other Lending
The Bank originates a small amount of consumer loans. As of December 31, 2019, our consumer and other loans represented approximately 2% of our total gross loans and leases receivable.
Asset-Based Lending
First Business Capital Corp. (“FBCC”), a wholly-owned subsidiary of FBB, provides asset-based lending to small- to medium-sized companies. With its sales offices located in several states, FBCC serves clients nationwide.

FBCC primarily provides revolving lines of credit and term loans for financial and strategic acquisitions, capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies, and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, FBCC is positioned to provide cost-effective financing solutions to companies who do not have the established, stable cash flows necessary to qualify for traditional commercial lending products. These borrowing relationships generally range between $2 million and $12 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2019, FBCC – excluding accounts receivable financing described below – represented approximately 8% of our total gross loans and leases receivable.
First Business Growth Funding (“FBGF”), formerly known as First Business Factors, a division of FBCC, provides funding to clients by purchasing accounts receivable primarily on a full recourse basis. FBGF provides competitive rates to clients seeking growth and needing cash flow support, or who are experiencing financial issues. Accounts receivable financing typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. FBGF is headquartered in Chicago, Illinois, and with its sales offices located in several states, is able to serve clients nationwide. As of December 31, 2019, FBGF represented approximately 1% of our total gross loans and leases receivable.
Equipment Financing
First Business Equipment Finance, LLC (“FBEF”), a wholly-owned subsidiary of FBB, delivers a broad range of equipment finance products, including loans and leases, to address the financing needs of commercial clients in a variety of industries. FBEF’s focus includes manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. These financings generally range between $250,000 and $5 million with terms of 36 to 84 months. As of December 31, 2019, FBEF – excluding small ticket vendor equipment financing described below – represented approximately 2% of our total gross loans and leases receivable.
FBEF also delivers small ticket vendor equipment financing through its proprietary, online, application-only credit decision architecture. Through this nationwide distribution channel, FBEF provides financing solutions for equipment vendors and their end users. These equipment vendors specialize primarily in healthcare, manufacturing, and technology equipment, as well as specialty vehicles. The end users (i.e., our lessees and borrowers) are primarily businesses utilizing vocational trucks, physician group practices, veterinarians, and hospitals. These financings generally range between $25,000 and $250,000 with terms of 36 to 84 months. Small ticket vendor equipment financing typically generates higher yields than traditional commercial lending. As of December 31, 2019, our small ticket vendor equipment financing business line represented approximately 3% of our total gross loans and leases receivable.
SBA Lending and Servicing
SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing. We are an approved participant in the SBA’s Preferred Lender Program (“PLP”). The PLP is part of the SBA's effort to streamline the procedures necessary to provide financial assistance to the small business community. Under this program, the SBA delegates the final credit decision and most servicing and liquidation authority and responsibility to PLP lenders. We leverage this expertise and capacity to package, underwrite, process, service, and liquidate, if necessary, SBA loans nationwide.
Our SBA loans fall into three categories: loans originated under the SBA’s 7(a) term loan program; loans originated under the SBA’s 504 program; and SBA Express loans and lines of credit. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored, and serviced according to the SBA’s Standard Operating Procedures in order to maintain the guaranty, if any, under the SBA program. Except for loans originated under the SBA’s 504 program, the SBA generally provides a guaranty to the lender ranging from 50% to 90% of principal and interest as an inducement to the lender to originate the loan.
The majority of our SBA loans are originated using the 7(a) term loan program. This program typically provides a guaranty of 75% of principal and interest. In the event of default on the loan, the lender may request that the SBA purchase the guaranteed portion of the loan for an amount equal to outstanding principal plus accrued interest permissible under SBA guidelines. In addition, the SBA will share on a pro-rata basis in certain costs of collection, subject to SBA rules and limits, as well as the proceeds of liquidation.
SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates higher than those of our traditional commercial loans. We also obtain funding and service fee income by gathering deposits from these clients. In addition, our SBA strategy generates non-interest income from two primary sources. First, we typically sell the guaranteed portions of the SBA loans to aggregators who securitize the assets for sale in the secondary market. We receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset over the life of the loan. As of December 31, 2019, the on-balance sheet portion of SBA loans represented approximately 4% of our total gross loans and leases receivable.

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

Private Wealth Management

FBB, through its First Business Trust & Investments (“FBTI”) division, acts as fiduciary and investment manager for individual and corporate clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBTI has full fiduciary powers and offers trust and estate administration, financial planning, and investment management, acting in a trustee or agent capacity, as well as company retirement plan services. FBTI also provides brokerage and custody-only services, for which it administers and safeguards assets, but does not provide investment advice. As of December 31, 2019, FBTI had $1.892 billion of assets under management and administration.

Bank Consulting Services

FBB, through its newly created First Business Consulting Services (“FBCS”) division, provides outsourced treasury services to assist banks and other financial institutions with balance sheet management. These services include investment portfolio administrative services, asset liability management services, and asset liability process validations required by regulators.

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

Employees

At December 31, 2019, we had 301 employees equating to approximately 288 full-time equivalent employees (“FTE”). None of our employees are represented by a union or subject to a collective bargaining agreement.

Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison and the surrounding area. FBB’s business lines include commercial loans, commercial real estate loans, equipment loans and leases, commercial deposit accounts, and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services through FBTI and bank consulting services through FBCS, both divisions of FBB. FBB has four full-service banking locations in Madison, Brookfield, and Appleton, Wisconsin, and Leawood, Kansas.
FBB has nine wholly-owned subsidiaries. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-bank Consolidated Subsidiaries for additional information on FBB’s subsidiaries. As of December 31, 2019, FBB had total gross loans and leases receivable of $1.715 billion, total deposits of $1.531 billion, and total stockholders’ equity of $222.1 million.

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

Corporate Information

Our principal executive offices are located at 401 Charmany Drive, Madison, Wisconsin 53719 and our telephone number is (608) 238-8008. We maintain an Internet website at www.firstbusiness.com. This Form 10-K and all of our other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through that website, including copies of our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference into this Form 10-K.

Markets

Although certain of our business lines are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas, and Missouri. Specifically, our three markets in Wisconsin consist of the greater Madison area, Southeast Wisconsin, and Northeast Wisconsin. We serve the greater Kansas City Metro through our Leawood, Kansas office, which is located in the Kansas City metropolitan statistical area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

Greater Madison Area

As the capital of Wisconsin and home of the University of Wisconsin-Madison, the greater Madison area, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce. While the economy of the greater Madison area is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments. The greater Madison area is also home to technology and research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as several major health care systems and hospitals, which provides healthcare services to South Central Wisconsin.

Southeast Wisconsin

Our Milwaukee market, the primary commercial and industrial hub for Southeast Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies, and education. Milwaukee is home to several major hospitals, providing health services to the greater Southeast Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

Northeast Wisconsin

The cities of Appleton, Green Bay, Oshkosh, and Manitowoc, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging, and diversified services, with the most significant economic drivers being the manufacturing, packaging, and paper goods industries.

Kansas City Metro

Geographically located in the center of the U.S., the greater Kansas City Metro includes 15 counties and more than 50 communities in Missouri and Kansas, including a central business district located in Kansas City, Missouri and communities on both sides of the state line. The area is known for the diversity of its economic base, with major employers in manufacturing and distribution, architecture and engineering, technology, telecommunications, financial services, and bioscience, as well as local government and higher education.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 57, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. He also currently serves as a director of our subsidiary FMIC. Mr. Chambas has over 30 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, N.A. (“BMO Harris Bank”), in Madison, Wisconsin.

Edward G. Sloane, Jr., age 59, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of the Bank. Mr. Sloane has over 30 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. Prior to joining FBFS, Mr. Sloane was Executive Vice President, Chief Financial Officer and Treasurer with Peoples Bancorp, Inc. in Marietta, Ohio from 2008 to 2015. He also served as Senior Vice President of Strategic Planning & Analysis for WesBanco, Inc. in Wheeling, West Virginia from 2006 to 2008, as Senior Vice President and Controller from 1998 to 2006 and in various other capacities from 1989 to 1998.

Michael J. Losenegger, age 62, has served as Chief Credit Officer of FBFS since May 2011. Mr. Losenegger also serves as the Chief Credit Officer of the Bank. He also currently serves as a director for our subsidiaries FBCC and FBEF. Prior to being appointed Chief Credit Officer, Mr. Losenegger served as FBFS’s Chief Operating Officer from September 2006 to May 2011. Mr. Losenegger joined FBFS in 2003 and has held various positions with FBB, including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 30 years of experience in commercial lending. Prior to joining FBFS, Mr. Losenegger was Senior Vice President of Lending at M&I Bank, now known as BMO Harris Bank, in Madison, Wisconsin.

Barbara M. Conley, age 66, has served as FBFS’s General Counsel since June 2008. Ms. Conley also serves as General Counsel of the Bank. She has over 35 years of experience in commercial banking. Immediately prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank, National Association. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 55, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 25 years.

Mark J. Meloy, age 58, has served as Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He currently serves as CEO of FBEF. He also currently serves as a director of our subsidiaries FBB, FBCC and FBEF. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Daniel S. Ovokaitys, age 46, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

David R. Seiler, age 55, has served as Chief Operating Officer of FBFS since April 2016. He also currently serves as a director for our subsidiary FBCC. Mr. Seiler has over 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Harris Bank in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Bank. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
Federal Deposit Insurance Corporation (“FDIC”)-insured institutions, like the Bank, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank’s state regulator, the Wisconsin Department of Financial Institutions (“WDFI”), and its primary federal regulator, the FDIC. Furthermore, taxation laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Corporation and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Corporation’s and the Bank’s insiders and affiliates, and payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion that were considered systemically important under the Dodd-Frank Act solely because of size. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see The Role of Capital below. It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests, name a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Corporation believes these reforms are generally favorable to its operations.
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
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like the Corporation, are considered small bank holding companies for this purpose, the Corporation has securities registered with the SEC and that disqualifies us from taking advantage of the relief. Banking organizations became subject to the Basel III Rule on January 1, 2015, and its requirements were fully phased-in as of January 1, 2019.

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
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
As of December 31, 2019: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. Additionally, the Corporation had regulatory capital in excess of the Federal Reserve’s requirements as of December 31, 2019.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for certain institutions, like us, under Section 201 of the Regulatory Relief Act. Pursuant to authority granted thereunder, on September 17, 2019, the agencies adopted a final rule, effective on January 1, 2020, providing that banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a “Community Bank Leverage Ratio” (“CBLR”)-calculated by dividing tier 1 capital by average total consolidated assets-of greater than 9%, will be eligible to opt into the CBLR framework. By opting into the framework, qualifying banks and bank holding companies maintaining a CBLR greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. In addition to the consolidated assets and CBLR requirements described above, a qualifying bank or bank holding company must also have (i) total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and (ii) the sum of total trading assets and trading liabilities of 5% or less of total consolidated assets.
The Corporation and the Bank are in the process of considering the final rule and will make a determination as to whether each qualifies for and wishes to opt into the CBLR framework in conjunction with its preparation of first quarter financial reports.
FBFS
General. As the sole stockholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and subject to regulation, supervision, and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). We are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Corporation and our subsidiaries as the Federal Reserve may require.
Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see The Role of Capital above.
The BHCA generally prohibits the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Corporation to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Corporation has not elected to operate as a financial holding company.
Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership. On January 30, 2020, the Federal Reserve issued a final rule, effective April 1, 2020, clarifying and expanding upon the Federal Reserve’s position on determinations of whether a company has the ability to exercise a controlling influence over another company. In particular, the final rule is intended to provide a better understanding of the facts and circumstances that the Federal Reserve considers most relevant when assessing whether control exists.
Capital Requirements. The Corporation has been subject to the complex consolidated capital requirements of the Basel III Rule since the U.S. federal banking agencies approved its implementation effective January 1, 2015. Only qualifying small bank holding companies were excluded from compliance with the Basel III Rule by virtue of the Federal Reserve’s “Small Bank Holding Company Policy Statement.” Prior to 2018, our assets were in excess of the maximum permitted in the definition of a small bank holding company for this purpose; however, the Regulatory Relief Act expanded the category of holding companies that may rely on the policy statement by raising the maximum amount of assets they may hold to $3 billion, and the Federal Reserve issued an interim final rule, effective August 30, 2018, to bring the policy statement in line with the law. As a result, qualifying holding companies with assets of less than $3 billion are not subject to the capital requirements of the Basel III Rule and are deemed to be “well-capitalized.” However, one of the qualifications for this treatment is that the holding company not have securities registered with the SEC. The Corporation is a public reporting company and has shares registered with the SEC. As such, the Corporation does not meet the qualifications of the Small Bank Holding Company Policy Statement. For a discussion of capital requirements, see The Role of Capital above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See The Role of Capital above for additional information.
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Federal Securities Regulation. The Corporation’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Bank
General. The Bank is a Wisconsin state-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Wisconsin-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting, and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).
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
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%. Accordingly, pursuant to rules adopted by the FDIC, in January 2019 the FDIC provided notice of assessment credits awarded to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter (beginning with the September 2019 assessment invoice for the second quarter of 2019) that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. As of June 30, 2019, the most recent available date, the reserve ratio was 1.40%.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions have long been required to pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank (“FHLB”) Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature through 2019. The final FICO assessment was on March 29, 2019.
Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see The Role of Capital above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source, and rely on stable funding like core deposits (in lieu of brokered deposits).
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
Dividend Payments. The primary source of funds for the Corporation is dividends from the Bank. Under Wisconsin law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount they consider expedient. The board of directors must provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the WDFI. The FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See The Role of Capital above.
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
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Corporation, investments in the stock or other securities of the Corporation, and the acceptance of the stock or other securities of the Corporation as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal stockholders of the Corporation, and to “related interests” of such directors, officers, and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Corporation or the Bank, or a principal stockholder of the Corporation, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, risk mitigation, deposit and loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, compliance, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation, and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Brokered Deposits. On December 19, 2018, the FDIC adopted a final rule on the treatment of reciprocal deposits pursuant to the Regulatory Relief Act. The final rule, effective March 6, 2019, exempts certain reciprocal deposits from being considered as brokered deposits for certain insured institutions. In particular, well-capitalized and well-rated institutions are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of their total liabilities or $5 billion. Institutions that are not both well-capitalized and well-rated may also exclude reciprocal deposits from their brokered deposits under certain circumstances.
On December 12, 2019, the FDIC issued a proposed rule on brokered deposits. The proposed rule aims to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Among other things, the proposed rule would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These include arrangements between insured depository institutions and third parties, such as financial technology companies.
Community Reinvestment Act (“CRA”) Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition, or the establishment of a branch office. An unsatisfactory rating may be used as a basis for denial of such an application.
On December 12, 2019, the FDIC issued a proposed rule to modernize its regulations under the CRA. The proposed rule would (i) clarify which activities qualify for CRA credit and (ii) require banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. The Federal Reserve chose not to participate in the current proposed rulemaking which causes uncertainty as to the content and timing of the final rule.
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
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across the Bank and its subsidiaries.
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
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the Consumer Financial Protection Bureau (“CFPB”) commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing, and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.
Current Expected Credit Loss (“CECL”) Treatment. In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019.
In October 2019, four federal banking agencies issued a request for comment on a proposed interagency policy statement on the new CECL methodology. The policy statement proposes to harmonize the agencies' policies on allowance for credit losses with the FASB’s new accounting standards. Specifically, the statement (i) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (ii) describes the appropriate CECL methodology, in light of Topic 326, for determining Allowances for Credit Losses (“ACLs”) on financial assets measured at amortized cost, net investments in leases, and certain off-balance sheet credit exposures; and (iii) describes how to estimate an ACL for an impaired available-for-sale debt security in line with Topic 326. The proposed policy statement would be effective at the time that each institution adopts the new standards required by the FASB.

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
We establish our allowance for loan and lease losses and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The allowance for loan and lease losses represents our estimate of probable losses inherent in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific relationships, as well as probable losses inherent in our loan and lease portfolio that are not specifically identified. Additions to the allowance for loan and lease losses, which are charged to earnings through the provision for loan and lease losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience, and an evaluation of current economic conditions in our markets. The actual amount of loan and lease losses is affected by changes in economic, operating, and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
At December 31, 2019, our allowance for loan and lease losses as a percentage of total loans and leases was 1.14% and as a percentage of total non-performing loans and leases was 94.70%. Although management believes the allowance for loan and lease losses is appropriate as of such date, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
At December 31, 2019 we had $1.2 billion of commercial real estate loans, which represented 67.3% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.
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
Real estate construction and land development loans, subsets of commercial real estate loans, comprised approximately $109.1 million, or 6.4%, and $51.1 million, or 3.0%, of our gross loan and lease portfolio, respectively, as of December 31, 2019. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
At December 31, 2019, approximately $503.4 million, or 29.3%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations, and financial condition.
SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.
SBA loans, consisting of both commercial real estate and commercial loans, comprised approximately $62.8 million, or 3.7%, of our gross loan and lease portfolio as of December 31, 2019.
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
Typically we sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. Whether or not we sell the guaranteed portion of a SBA loan, we retain credit risk on the non-guaranteed portion of the loan. If we retain the guaranteed portion of a SBA loan on our balance sheet, we have credit risk on the non-guaranteed portion of the loan and the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation.
In order for a borrower to be eligible to receive an SBA loan, it must be established that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. Management has estimated losses in the outstanding guaranteed portions of SBA loans and recorded an allowance for loan and lease losses and a SBA recourse reserve at a level determined to be appropriate. Significant increases to the allowance for loan and leases losses and the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.
Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2019, our non-performing loans and leases totaled $20.6 million, or 1.20% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $23.5 million, or 1.12% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.
The FASB issued an accounting standard that may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The FASB has issued a new accounting standard that will be effective for our first fiscal year after December 15, 2022.  This standard, referred to as CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and leases and recognize the expected credit losses as allowances for loan and lease losses. This will change the current method of providing allowances for loan and lease losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information.
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
Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Regional and community banks generally have less access to the capital markets than do national and super-regional banks because of their smaller size and limited analyst coverage. During periods of economic turmoil or decline, the financial services industry and the credit markets generally may be materially and adversely affected by declines in asset values and by diminished liquidity. Under such circumstances, the liquidity issues are often particularly acute for regional and community banks, as larger financial institutions may curtail their lending to regional and community banks to reduce their exposure to the risks of other banks. Correspondent lenders may also reduce or even eliminate federal funds lines for their correspondent clients in difficult economic times.
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
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. In certain scenarios, when interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest-bearing assets, which could cause our profits to decrease. Similarly, when interest rates fall, the rate of interest we pay on our liabilities may not decrease as quickly as the rate of interest we receive on our interest-bearing assets, which could cause our profits to decrease. However, the structure of our balance sheet and resultant sensitivity to interest rates in various scenarios may change in the future.
Additionally, interest rate increases on variable rate loans often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of underlying collateral may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on certain loans as borrowers refinance at lower rates.
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

Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.
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
The Corporation has developed a LIBOR transition team to complete the transition away from LIBOR to an alternative reference rate, if necessary. The transition team has added language to new loan agreements regarding the use of alternative reference rates and the Corporation has evaluated existing loan agreements linked to LIBOR and will work with those parties to modify the agreements.
The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our compliance costs, funding costs, loan and security portfolios, derivatives, asset-liability management, and business, is uncertain.
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
Our information systems may experience an interruption, breach in security or cyber attack, all of which could have a material adverse effect on our business.
The Corporation relies heavily on internal and outsourced technologies, networks, and information systems to conduct its business. Additionally, in the normal course of business, the Corporation collects, processes, and stores confidential information and sensitive information, including personal information, regarding our employees, clients, and others. As our reliance on technology has increased, so has the potential risk of technology failures, outages, and interruptions, including disruptions in our client relationship management, general ledger, deposit, loan, or other core processing systems, or security incidents or other cyber threats, including unauthorized access to our or third party systems, intentional denial of service, and cyber extortion. These risks have increased for all financial institutions as our reliance on technology has increased and those technologies and systems have become more interconnected, both of which are necessary to conduct our business and facilitate financial and other business transactions. The sophistication, evolution, and proliferation of cyber threat actors, including hackers, fraudsters, insiders, criminal gangs, nation states, and others, and the increase in attack vectors and methodologies of cyber threat actors creates a challenging cyber threat environment and the ever-present risk of security incidents involving theft of or unauthorized access to sensitive and confidential information, business email compromises, malware and ransomware, advanced persistent threats, wire transfer fraud, and identity theft-related crimes. Despite our ongoing efforts to identify vulnerabilities and security gaps, there is no guarantee we will be able to identify every vulnerability and close every security gap or anticipate or implement effective preventive measures against all cyber threats.
We rely on our advisors, vendors, and employees to comply with our policies and procedures to safeguard confidential and sensitive information. The failure of these parties to comply with such policies and procedures could result in the loss or wrongful use of such confidential or sensitive information, or an unauthorized intrusion into our systems.
The Corporation also faces cyber threats and attacks in connection with credit card and debit card transactions, especially those that involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks, and its processors. Entities involved in credit and debit card transactions have in the past suffered security breaches and continue to be the target of cyber threat actors. Because these transactions involve third parties and environments, including diverse point-of-sale devices and infrastructure the Corporation does not own or control, future security breaches or cyber threats affecting any of those systems or entities could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. Any cyber attack or security incident we suffer could damage our reputation, cause considerable consumer concern leading to withdrawals or other financial impacts, increase regulatory scrutiny, or subject us to litigation, all of which could result in considerable cost and expense, and have a material adverse effect on our business, financial condition, or results of operations.
We are dependent upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure, which are subject to operational, security, and other risks.
As with many other companies, we outsource certain information system, data management, and processing functions to third-party providers, including key components of our business infrastructure like internet and network access, and core application processing. While we have selected these third-party vendors carefully, we do not control their actions, nor is any vendor due diligence perfect. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or outages, unauthorized access or disclosure of sensitive or confidential information. If our third-party service providers encounter any of these issues, or if we have difficulty exchanging information with or receiving services from them, we could be exposed to disruption of operations, an inability to provide products and services to our clients, a loss of service or connectivity, reputational damage, and litigation risk that could have a material adverse effect on our business, results of operations, and financial condition.
Our business continuity plans could prove to be inadequate, resulting in a material interruption in or disruption to our business and a negative impact on our results of operations.
We rely heavily on communications and information systems to conduct our business and our operations are dependent on our ability to protect our systems against damage from fire, power loss, telecommunication failure, or other emergencies. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Any failure or interruption of these systems could result in failures or disruptions in general ledger, core bank processing systems, client relationship management, and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any of those events will not occur or, if they do occur, that they will be adequately remediated. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.
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
From time to time, the FASB and SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring and more drastic changes may occur in the future. The implementation of such changes could have a material adverse effect on our business, results of operations, and financial condition.
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
Our operations are heavily concentrated in the greater Madison area of Wisconsin and, to a lesser extent, the Southeast and Northeast regions of Wisconsin and the greater Kansas City Metro and, as a result, our financial condition, results of operations, and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
We introduced a new five year strategic plan to the Corporation calling for above average performance by focusing on four key strategies – talent, efficiency, deposits, and optimizing business line performance. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
Although we do not have any current definitive plans to do so, in implementing our strategic plan we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we do so, we may experience higher operating expenses relative to operating income from the new operations or certain one-time expenses associated with the closure of offices, all of which may have an adverse effect on our business, results of operations, and financial condition. Other effects of engaging in such strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through new locations, we cannot ensure that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including potential exposure to unknown or contingent liabilities of banks and businesses we acquire and exposure to potential asset quality issues of the acquired bank or related business.
We could recognize impairment losses on securities held in our securities portfolio, goodwill, or other long-lived assets.
As of December 31, 2019, the fair value of our securities portfolio was approximately $206.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.
As of December 31, 2019, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2019, our annual impairment test conducted in July indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 1, 2020. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our allowance for loan and lease losses and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The Corporation believes it will fully realize its deferred tax asset, and therefore, no valuation allowance was necessary as of December 31, 2019. This determination was based on the evaluation of several factors, including our recent earnings history, expected future earnings, and appropriate tax planning strategies. A decrease in earnings could adversely impact our ability to fully utilize our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.
Competition from other financial institutions could adversely affect our profitability.
We encounter heavy competition in attracting commercial loan, specialty finance, deposit, and private wealth management clients. We believe the principal factors that are used to attract quality clients and distinguish one financial institution from another include value-added relationships, interest rates and rates of return, types of accounts, service fees, flexibility, and quality of service.
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and FinTech companies. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources and collective experience than we do. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our primary markets. Furthermore, tax-exempt credit unions operate in our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for non-banks to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.

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
Our private wealth management services operations may be negatively impacted by changes in economic and market conditions.
Our private wealth management services operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for services based on the market value of assets under management. Because most of our contracts provide for a fee based on market values of securities, declines in securities prices will generally have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our clients’ private wealth management services accounts could result in us losing private wealth management services clients, including those who are also banking clients.
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
Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations. Of particular impact to the Corporation are the operations pertaining to the SBA or the FDIC. Any such failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations, and financial condition.
In addition, many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition, and results of operations.
Regulatory, Compliance, Legal and Reputational Risks
We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and compensation practices, limit the dividends or distributions that we can pay, restrict the ability to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our business, results of operations, and financial condition.
The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
From time to time, federal and state governments and bank regulatory agencies modify the laws and regulations that govern financial institutions and the financial system generally. Such laws and regulations can affect our operating environment in substantial and unpredictable ways. Among other effects, such laws and regulations can increase or decrease the cost of doing business, limit or expand the scope of permissible activities, or affect the competitive balance among banks and other financial institutions.  In addition, any changes in monetary policy, fiscal policy, tax laws, and other policies can affect the broader economic environment, interest rates, and patterns of trade. Any of these changes could affect our company and the banking industry as a whole in ways that are difficult to predict, and could adversely impact our business, financial condition, or results of operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
AML laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Financial Crimes Enforcement Network. Federal and state bank regulators also focus on compliance with AML laws.
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
Some of the services we provide, such as private wealth management services, require us to act as fiduciaries for our clients and others. From time to time, third parties could make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If fiduciary investment decisions are not appropriately documented to justify action taken or trades are placed incorrectly, among other possible claims, and if these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have an adverse effect on our business, results of operations, and financial condition.
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
Although our common stock is listed for trading on the Nasdaq Global Select Market, low volume of trading activity and volatility in the price of our common stock may make it difficult for our shareholders to sell common stock when desired and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, and other issues in the financial services industry;

•	perceptions in the marketplace regarding us or our competitors and other financial services companies;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.
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
The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business and what is included in such research or reports. If equity analysts publish research reports about us containing unfavorable commentary, downgrade our stock, or cease publishing reports about our business, the price of our stock could decline. If any analyst electing to cover us downgrades our stock, our stock price could decline rapidly. If any analyst electing to cover us ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2019:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB - Madison Region and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full-service banking location of FBB - Southeast Region	2020
11300 Tomahawk Creek Pkwy, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2023
3913 West Prospect Avenue, Appleton, WI	Full-service banking location of FBB - Northeast Region	2025
For the purpose of generating business development opportunities in our specialty finance and consulting businesses, as of December 31, 2019, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.
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
The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 18, 2020, there were 388 registered shareholders of record of the Corporation’s common stock.
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
Issuer Purchases of Securities
In August 2019, the Corporation completed its prior $5 million share repurchase program which was initiated in December 2018 and had a termination date of December 31, 2019. The Corporation repurchased 223,149 shares under the repurchase program at an average price of $22.36 per share. On September 20, 2019, the Corporation announced its Board approved a new share repurchase program. The program authorizes the repurchase by the Corporation of up to $5 million in aggregate value of its outstanding shares of common stock over a period of approximately twelve months, ending on September 30, 2020.
Under the new share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Corporation implemented a 10b5-1 trading plan. The trading plan allows the Corporation to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws by requiring that an agent selected by the Corporation repurchase shares of common stock on the Corporation’s behalf on pre-determined terms.
The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2019 - October 31, 2019	32,350	$24.07	32,350
November 1, 2019 - November 30, 2019	26,688	24.56	24,966
December 1, 2019 - December 31, 2019	16,713	25.92	16,713
Total	75,751		74,029	108,313

(1)
During the fourth quarter of 2019, the Corporation repurchased an aggregate 75,751 shares of the Corporation’s common stock in open-market transactions, of which 74,029 shares were purchased pursuant to the repurchase program publicly announced on September 20, 2019, and of which 1,722 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

(2)
As of December 31, 2019, the maximum number of shares that may yet be purchased under the plan is 108,313 based on the closing price of the Corporation’s common stock on December 31, 2019 of $26.33 per share.

Item 6. Selected Financial Data

Not applicable.

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
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Adverse changes in the economy or business conditions, either nationally or in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure, and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portions of SBA loans.
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
The following discussion and analysis is intended as a review of significant events and factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through the Bank and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, consumer and other lending, asset-based lending, accounts receivable financing, equipment financing, vendor financing, SBA lending and servicing, treasury management services, and company retirement plans. Our private wealth services for executives and individuals include trust and estate administration, financial planning, investment management, and private banking. For other banks, our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local banking partners and specialized business lines where we provide skilled expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Long-Term Strategic Plan

In early 2019, the Corporation finalized the development of its five year strategic plan and began the implementation of strategies and initiatives that will drive successful execution. The Corporation’s objective over this five year period is to excel by building the best team that works together to impact client success more than any other financial partner. To meet this objective, we identified four key strategies which are linked to corporate financial goals, all business lines, and centralized administration functions to ensure communication and execution are consistent at all levels of the Corporation. These four strategies are described below:

•	We will identify, attract, develop, and retain high performing talent to positively impact the overall performance and efficiency of the Corporation.

•	We will increase internal efficiencies, deliver a differentiated client experience, and drive client experience utilizing technology where possible.

•	We will diversify and grow our deposit base.

•	We will optimize our business lines for diversification and performance.
We made considerable progress towards advancing each of these four strategies in the first year of plan execution. Most apparent was the focus on growing our deposit base, as in-market deposits as of December 31, 2019 increased $199.5 million, or 16.9%, to $1.379 billion from $1.179 billion as of December 31, 2018, surpassing loan growth for the year and enabling the Corporation to lower its reliance on wholesale funding alternatives.
We will remain focused on employee development, creating efficiencies, growing deposits, and optimizing business line performance. Our drive to improve operating efficiency will remain intact; however, we believe timely investments in technology and people are imperative as we continue to scale the Corporation to keep pace with our strategic growth trajectory.
Financial Performance Summary
Results as of and for the year ended December 31, 2019 include:

•	Total assets at December 31, 2019 increased $130.3 million, or 6.6%, to $2.097 billion from $1.966 billion at December 31, 2018.

•	Net income for the year ended December 31, 2019 was $23.3 million, increasing 43.1% compared to $16.3 million for the year ended December 31, 2018.

•	Diluted earnings per common share were $2.68 for the year ended December 31, 2019, increasing 44.1% compared to $1.86 in the prior year.

•	Net interest margin was 3.61% for the year ended December 31, 2019, declining 11 basis points from 3.72% for the year ended December 31, 2018.

•	Top line revenue, which consists of net interest income and non-interest income, grew 9.1% to $93.3 million for the year ended December 31, 2019, compared to $85.5 million for the same period in 2018.

•	Return on average assets and return on average equity for the year ended December 31, 2019 were 1.14% and 12.55% respectively, compared to 0.86% and 9.41%, respectively, for 2018.

•
Provision for loan and lease losses was $2.1 million for the year ended December 31, 2019, compared to $5.5 million for the year ended December 31, 2018. Net charge-offs as a percentage of average loans and leases decreased to 0.18% for the year ended December 31, 2019, compared to 0.24% for the year ended December 31, 2018.

•	SBA recourse provision was $188,000 for the year ended December 31, 2019, compared to $1.9 million for the year ended December 31, 2018.

•
Period-end gross loans and leases receivable at December 31, 2019 increased $97.0 million, or 6.0%, to $1.715 billion from $1.618 billion as of December 31, 2018. Average gross loans and leases of $1.704 billion increased $120.4 million, or 7.6% for the year ended December 31, 2019, compared to $1.584 billion for the same period in 2018.

•	Non-performing assets were $23.5 million and 1.12% of total assets as of December 31, 2019, compared to $27.8 million and 1.42% of total assets as of December 31, 2018.

•
Period-end in-market deposits at December 31, 2019 increased $199.5 million, or 16.9%, to $1.379 billion from $1.179 billion as of December 31, 2018. Average in-market deposits of $1.271 billion increased $173.7 million, or 15.8%, for the year ended December 31, 2019, compared to $1.097 billion for the same period in 2018.

•	Trust assets under management and administration increased by $261.9 million, or 16.1%, to $1.892 billion at December 31, 2019 compared to $1.630 billion at December 31, 2018.

•	Private wealth management service fee income increased by $453,000, or 5.8%, to $8.2 million for the year ended December 31, 2019 compared to $7.7 million for the year ended December 31, 2018.

Results of Operations
Top Line Revenue
Top line revenue, comprised of net interest income and non-interest income, increased 9.1% for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a $2.5 million, or 3.7%, increase in net interest income and a $5.3 million, or 28.9%, increase in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding, average loan and lease yields, and loan fees collected in lieu of interest, while the increase in non-interest income was primarily a result of a $2.5 million increase in swap fees and a $2.3 million increase in other non-interest income. These favorable variances in top line revenue were partially offset by a reduction in net interest margin which decreased 11 basis points to 3.61% for the year ended December 31, 2019 compared to 3.72% in the prior year.
The components of top line revenue were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$69,856	$67,342	$2,514	3.7%
Non-interest income	23,423	18,167	5,256	28.9
Top line revenue	$93,279	$85,509	$7,770	9.1
Return on Average Assets and Return on Average Equity
Return on average assets (“ROAA”) was 1.14% for the year ended December 31, 2019 compared to 0.86% for the year ended December 31, 2018. The increase in ROAA can be attributed principally to an increase in earnings as net income increased 43.1% during the same time period. The increase in net income for the year ended December 31, 2019 was primarily due to an increase in net interest income, an increase in commercial swap fee income, and a decrease in the provision for loan and lease losses. These benefits were partially offset by an increase in operating expenses. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
Return on average equity (“ROAE”) for the year ended December 31, 2019 was 12.55% compared to 9.41% for the year ended December 31, 2018. The primary reasons for the increase in ROAE are consistent with the net income variance explanations discussed above. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, losses on foreclosed properties, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized gains or losses on securities, if any.
The efficiency ratio improved to 66.59% for the year ended December 31, 2019, compared to 67.77% for the year ended December 31, 2018. This improvement was the result of exceptional 2019 operating revenue attributable to above average fee income generated by the Corporation’s commercial loan interest rate swap program, as well as an increase in net interest income driven by a 7.6% increase in average loans and leases receivable. The increase in operating revenue was partially offset by an increase in compensation expense reflecting in part the Corporation’s continued investment in its long-term growth strategy. FTEs were 288 at December 31, 2019, increasing by 14, or 5.1%, from 274 at December 31, 2018. The year-over-year increase in FTEs consisted of eight new production positions and six new support positions across multiple business lines. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth. These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in less mature markets.
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
Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio.

	For the Year Ended December 31,		Change From Prior Year
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$66,695	$62,363	$4,332	6.9%
Less:
Net loss on foreclosed properties	224	367	(143)	(39.0)
Amortization of other intangible assets	40	47	(7)	(14.9)
SBA recourse provision	188	1,913	(1,725)	(90.2)
Impairment of tax credit investments	4,094	2,083	2,011	96.5
Total operating expense	$62,149	$57,953	$4,196	7.2
Net interest income	$69,856	$67,342	$2,514	3.7
Total non-interest income	23,423	18,167	5,256	28.9
Less:
Net loss on sale of securities	(46)	(4)	(42)	NM
Total operating revenue	$93,325	$85,513	$7,812	9.1
Efficiency ratio	66.59%	67.77%
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

	For the Year Ended December 31,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,142,201	$58,330	5.11%	$1,074,873	$53,620	4.99%
Commercial and industrial loans(1)	500,058	35,251	7.05%	447,687	30,043	6.71%
Direct financing leases(1)	30,462	1,276	4.19%	31,276	1,268	4.05%
Consumer and other loans(1)	31,250	1,372	4.39%	29,761	1,297	4.36%
Total loans and leases receivable(1)	1,703,971	96,229	5.65%	1,583,597	86,228	5.45%
Mortgage-related securities(2)	161,969	4,069	2.51%	137,145	3,185	2.32%
Other investment securities(3)	26,661	568	2.13%	33,929	657	1.94%
FHLB stock	7,398	357	4.83%	7,472	290	3.88%
Short-term investments	35,344	817	2.31%	49,365	915	1.85%
Total interest-earning assets	1,935,343	102,040	5.27%	1,811,508	91,275	5.04%
Non-interest-earning assets	113,692			92,631
Total assets	$2,049,035			$1,904,139
Interest-bearing liabilities
Transaction accounts	$222,244	3,408	1.53%	$269,943	2,671	0.99%
Money market	617,341	10,576	1.71%	491,756	5,375	1.09%
Certificates of deposit	156,048	3,852	2.47%	94,172	1,599	1.70%
Wholesale deposits	225,302	5,122	2.27%	302,440	5,888	1.95%
Total interest-bearing deposits	1,220,935	22,958	1.88%	1,158,311	15,533	1.34%
FHLB advances	286,464	6,219	2.17%	274,382	5,640	2.06%
Other borrowings	25,236	1,895	7.51%	24,537	1,648	6.72%
Junior subordinated notes	10,040	1,112	11.08%	10,025	1,112	11.09%
Total interest-bearing liabilities	1,542,675	32,184	2.09%	1,467,255	23,933	1.63%
Non-interest-bearing demand deposit accounts	275,495			241,529
Other non-interest-bearing liabilities	45,047			22,076
Total liabilities	1,863,217			1,730,860
Stockholders’ equity	185,818			173,279
Total liabilities and stockholders’ equity	$2,049,035			$1,904,139
Net interest income		$69,856			$67,342
Net interest spread			3.19%			3.41%
Net interest-earning assets	$392,668			$344,253
Net interest margin			3.61%			3.72%
Average interest-earning assets to average interest-bearing liabilities	125.45%			123.46%
Return on average assets	1.14%			0.86%
Return on average equity	12.55%			9.41%
Average equity to average assets	9.07%			9.10%
Non-interest expense to average assets	3.25%			3.28%

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

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2019 Compared to 2018
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,294	$3,416	$4,710
Commercial and industrial loans(1)	1,570	3,638	5,208
Direct financing leases(1)	41	(33)	8
Consumer and other loans(1)	10	65	75
Total loans and leases receivable(1)	2,915	7,086	10,001
Mortgage-related securities(2)	275	609	884
Other investment securities	62	(151)	(89)
FHLB Stock	70	(3)	67
Short-term investments	196	(294)	(98)
Total net change in income on interest-earning assets	3,518	7,247	10,765
Interest-bearing liabilities
Transaction accounts	1,272	(535)	737
Money market	3,586	1,615	5,201
Certificates of deposit	920	1,333	2,253
Wholesale deposits	888	(1,654)	(766)
Total deposits	6,666	759	7,425
FHLB advances	325	254	579
Other borrowings	199	48	247
Junior subordinated notes	(2)	2	—
Total net change in expense on interest-bearing liabilities	7,188	1,063	8,251
Net change in net interest income	$(3,670)	$6,184	$2,514

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

Net interest income increased by $2.5 million, or 3.7%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase compared to the prior year was principally due to an increase in average loans and leases outstanding, average loan and lease yields, and loan fees collected in lieu of interest. Average gross loans and leases of $1.704 billion increased by $120.4 million, or 7.6% for the year ended December 31, 2019, compared to $1.584 billion for the same period in 2018 while loan fees collected in lieu of interest increased 20.1% to $6.3 million, compared to $5.2 million during the same period of comparison. These favorable variances were partially offset by an increase in interest expense resulting from an increase in rate and volume across various interest-bearing products, specifically money market accounts and certificates of deposit, as well as one-time interest expense items related to exercising the call options on subordinated debt and brokered deposits.
The yield on average earning assets for the year ended December 31, 2019 was 5.27%, an increase of 23 basis points compared to 5.04% for the year ended December 31, 2018. This increase was principally due to an increase in higher-yielding specialty finance loans combined with the increase in recurring loan fees collected in lieu of interest. Excluding the impact of loan fees in lieu of interest in both 2019 and 2018, the yield on average earning assets for the year ended December 31, 2019 was 4.95%, an increase of 20 basis points compared to 4.75% for the year ended December 31, 2018.
The yield on average loans and leases receivable for the year ended December 31, 2019 was 5.65%, an increase of 20 basis points compared to 5.45% for the year ended December 31, 2018. The primary reasons for this increase are consistent with the average interest-earning asset yield variance explanations discussed above. Excluding the impact of loan fees collected in lieu of interest in both 2019 and 2018, the yield on average loans and leases receivable for the year ended December 31, 2019 was 5.28%, an increase of 16 basis points compared to 5.12% for the year ended December 31, 2018.
The average rate paid on interest-bearing liabilities was 2.09% for the year ended December 31, 2019, an increase of 46 basis points from 1.63% for the year ended December 31, 2018. The increase in average rate paid was principally due to a $125.6 million, or 25.5% increase in average money market accounts for the year ended December 31, 2019 at an average rate paid of 1.71%, compared to an average rate paid of 1.09% for the year ended December 31, 2018. This increase in interest-bearing deposits was partially offset by a $77.1 million, or 25.5% reduction in average wholesale deposits, which are typically longer duration and a higher cost funding source than in-market deposits.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the year ended December 31, 2019 increased $12.1 million to $286.5 million at an average rate paid of 2.17%. As of December 31, 2019, the weighted average original maturity of our FHLB term advances was 5.4 years, compared to 3.7 years as of December 31, 2018. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the year ended December 31, 2019 decreased $77.1 million to $225.3 million at an average rate paid of 2.27%. As of December 31, 2019, the weighted average original maturity of our wholesale deposits was 5.3 years, compared to 4.7 years as of December 31, 2018. The rate paid on average wholesale funding is greater than the cost of in-market deposits and changes more gradually because the portfolio includes longer original maturities as the Corporation match-funds its longer-term fixed rate loans to mitigate interest rates risk.
Net interest margin decreased 11 basis points to 3.61% for the year ended December 31, 2019, compared to 3.72% for the year ended December 31, 2018. Excluding fees collected in lieu of interest and one-time interest expense items related to exercising the call options on subordinated debt and brokered deposits, adjusted net interest margin measured 3.31% for the year ended December 31, 2019, compared to 3.43% for the year ended December 31, 2018. The 12 basis point decrease in adjusted net interest margin was primarily due to the increase in rate paid on average in-market deposits, partially offset by an increase in the yield on average loans and leases receivable, combined with a reduction in average wholesale deposits as the growth in average in-market deposits exceeded the growth in average loans and leases receivable.
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
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate. Further, we expect to attract new in-market deposit relationships which we believe will contribute to our ability to maintain an appropriate cost of funds. Period end in-market deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - were $1.379 billion at December 31, 2019, compared to $1.179 billion at December 31, 2018. Average in-market deposits were $1.271 billion for the year ended December 31, 2019, compared to $1.097 billion for the year ended December 31, 2018.
Provision for Loan and Lease Losses
We determine our provision for loan and lease losses pursuant to our allowance for loan and lease loss methodology, which is based on the magnitude of current and historical net charge-offs recorded throughout the established look-back period, the evaluation of several qualitative factors for each portfolio category, and the amount of specific reserves established for impaired loans that present collateral shortfall positions. Refer to Allowance for Loan and Lease Losses, below, for further information regarding our allowance for loan and lease loss methodology.
We recorded a provision for loan and lease losses of $2.1 million for the year ended December 31, 2019 as compared to $5.5 million for the year ended December 31, 2018. The decrease in provision for loan and lease losses was primarily due to a decrease in specific reserves in our legacy SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior.

The current year provision also reflected a modest increase to the general reserve commensurate with an increase in loan and lease receivables.
Additional information on our legacy SBA portfolio is as follows:

	December 31, 2019	December 31, 2018
	(In Thousands)
Performing loans:
Off-balance sheet loans	$35,029	$48,989
On-balance sheet loans	19,697	26,260
Gross loans	54,726	75,249
Non-performing loans:
Off-balance sheet loans	7,290	13,036
On-balance sheet loans	12,037	13,028
Gross loans	19,327	26,064
Total loans:
Off-balance sheet loans	42,319	62,025
On-balance sheet loans	31,734	39,288
Gross loans	$74,053	$101,313
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
Non-Interest Income
Non-interest income increased by $5.3 million, or 28.9%, to $23.4 million for the year ended December 31, 2019, from $18.2 million for the year ended December 31, 2018. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 25.1% of our total revenues in 2019, exceeding our long-term goal of 25%, compared to 21.2% in 2018.
The increase in total non-interest income for the year ended December 31, 2019 primarily reflected record private wealth management services fee income, record commercial loan interest rate swap fee income, and an increase in other non-interest income.

The components of non-interest income were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$8,197	$7,744	$453	5.8%
Gain on sale of SBA loans	1,459	1,451	8	0.6
Service charges on deposits	3,104	3,062	42	1.4
Loan fees	1,767	1,783	(16)	(0.9)
Increase in cash surrender value of bank-owned life insurance	1,198	1,191	7	0.6
Net loss on sale of securities	(46)	(4)	(42)	NM
Swap fees	4,165	1,670	2,495	NM
Other non-interest income	3,579	1,270	2,309	NM
Total non-interest income	$23,423	$18,167	$5,256	28.9
Fee income ratio(1)	25.1%	21.2%

(1)	Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
Private wealth management services fee income increased by $453,000, or 5.8%, to a record $8.2 million for the year ended December 31, 2019 compared to $7.7 million for the year ended December 31, 2018. Private wealth management services fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. At December 31, 2019, our trust assets under management and administration were a record $1.892 billion, or 16.1% more than trust assets under management and administration of $1.630 billion at December 31, 2018. We expect to continue to increase our revenue from assets under management and administration as we deepen existing and grow new client relationships in our primary Wisconsin and Kansas City markets, but market volatility may also affect the actual change in revenue.
Commercial loan swap fees increased by $2.5 million to $4.2 million for the year ended December 31, 2019 from $1.7 million for the year ended December 31, 2018. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The above average swap fee income in 2019 was primarily due to three large commercial real estate transactions which generated $2.1 million of fees. Interest rate swaps continue to be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.
Other non-interest income increased by $2.3 million to $3.6 million for the year ended December 31, 2019, compared to $1.3 million for the year ended December 31, 2018. This favorable variance was primarily due to a $900,000 increase in fee income associated with above average returns on our investments in mezzanine funds, a $561,000 increase in gains recognized on end-of-term buyout agreements in equipment financing, and a $413,000 increase in gains related to the sale of state historic tax credits.
Gain on sale of SBA loans for the year ended December 31, 2019 totaled $1.5 million, an increase of $8,000, or 0.6%, from the same period in 2018. Gross SBA loan commitments closed for the year ended December 31, 2019 totaled $24.4 million, compared to $26.1 million for the same period in 2018. Of the $24.4 million commitments closed in 2019, $11.6 million were closed in the fourth quarter, which we believe is a fair indication of production activity expected to continue throughout 2020. Based on this recent activity, an enhanced business development team, and a growing pipeline of new business, management believes the gain on sale of SBA loans will continue to increase at a measured pace moving forward.
Non-Interest Expense
Non-interest expense increased by $4.3 million, or 6.9%, to $66.7 million for the year ended December 31, 2019 from $62.4 million for the year ended December 31, 2018. The increase in non-interest expense was primarily due to an increase in compensation, computer software expense, impairment on tax credit investments, and other non-interest expense. These increases were partially offset by a decrease in FDIC insurance, collateral liquidation costs, and SBA recourse provision.

The components of non-interest expense were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2019	2018	$ Change	% Change
	(Dollars in Thousands)
Compensation	$42,021	$37,439	$4,582	12.2%
Occupancy	2,293	2,192	101	4.6
Professional fees	3,703	3,869	(166)	(4.3)
Data processing	2,562	2,362	200	8.5
Marketing	2,221	2,135	86	4.0
Equipment	1,230	1,434	(204)	(14.2)
Computer software	3,414	3,015	399	13.2
FDIC insurance	641	1,478	(837)	(56.6)
Collateral liquidation costs	119	646	(527)	(81.6)
Net loss on foreclosed properties	224	367	(143)	(39.0)
Impairment on tax credit investments	4,094	2,083	2,011	96.5
SBA recourse provision	188	1,913	(1,725)	(90.2)
Other non-interest expense	3,985	3,430	555	16.2
Total non-interest expense	$66,695	$62,363	$4,332	6.9
Total operating expense(1)	$62,189	$58,000	$4,189	7.2
Full-time equivalent employees	288	274

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation above.
Compensation expense increased by $4.6 million, or 12.2%, to $42.0 million for the year ended December 31, 2019 from $37.4 million for the year ended December 31, 2018. The increase reflects new hires, annual merit increases, growth in employee benefit costs, and an increase in performance-based incentive compensation. FTEs as of December 31, 2019 were 288, up 14, or 5.1%, from 274 at December 31, 2018. The increase in FTEs is a reflection of our opportunistic approach to talent acquisition as we added eight new producers and six new support positions across multiple business lines, including commercial lending, SBA lending, private wealth management, and equipment financing. We expect to continue investing in talent, both in the form of additional business development and operational staff, to support our long-term strategic plan.
Computer software expense increased by $399,000, or 13.2%, to $3.4 million for the year ended December 31, 2019 from $3.0 million for the year ended December 31, 2018. The increase was principally due to investments in technology platforms to improve the client experience and continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
Impairment on tax credit investments increased $2.0 million, or 96.5%, to $4.1 million for the year ended December 31, 2019, compared to $2.1 million for the year ended December 31, 2018. The impairment on tax credit investments is related to historic rehabilitation tax credits and new market tax credits that are more than offset by a reduction to income tax expense, which, including the aforementioned gain on state tax credits, results in a net benefit to earnings. The increase in 2019 primarily reflects $3.6 million of impairment associated with the recognition of $5.2 million in federal historic tax credits in 2019, compared to $1.4 million of impairment associated with the recognition of a $2.3 million federal historic tax credit in 2018.
Other non-interest expense increased by $555,000, or 16.2%, to $4.0 million for the year ended December 31, 2019 from $3.4 million for the year ended December 31, 2018. The increase was principally due to a one-time right-of-use impairment of $299,000 from vacating and subleasing unused office space in our Kansas City market. We also experienced an increase in business travel and training costs consistent with the increase in FTEs referenced above.
FDIC expense for the year ended December 31, 2019 benefited from a reduction in FDIC insurance expense as the DIF reached 1.38%, exceeding the statutorily required minimum ratio of 1.35% and requiring the FDIC to distribute assessment credits to small banks for their portion of their assessments that contributed to the growth in the reserve ratio. The

Corporation received a credit of $458,000 during the year ended December 31, 2019. Management expects FDIC insurance expense to return to normalized levels in 2020 and increase thereafter commensurate with asset growth.
Collateral liquidation costs for the year ended December 31, 2019 were $119,000 compared to $646,000 for the year ended December 31, 2018. The decrease primarily reflects the improvement in our overall credit quality, as well as the recovery of previously expensed liquidation costs.
SBA recourse provision for the year ended December 31, 2019 was $188,000 compared to $1.9 million for the year ended December 31, 2018. The total recourse reserve balance was $1.3 million, or 1.8% of total sold SBA loans outstanding, at December 31, 2019, compared to $3.0 million, or 3.6% of total sold SBA loans outstanding, at December 31, 2018. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should continue to diminish over time as the outstanding balance of sold legacy SBA loans continues to decline.
Income Taxes
Income tax expense was $1.2 million for the year ended December 31, 2019, compared to $1.4 million for the year ended December 31, 2018. The Corporation recognized federal historic tax credits in both 2019 and 2018, which reduced income tax expense by $5.2 million and $2.3 million, respectively. The effective tax rate for the year ended December 31, 2019 was 4.8% compared to 7.7% for the year ended December 31, 2018.
FINANCIAL CONDITION
General
At December 31, 2019 total assets were $2.097 billion, representing an increase of $130.3 million, or 6.6%, from $1.966 billion at December 31, 2018. The increase in total assets was primarily driven by an increase in loans and leases receivable and securities available-for-sale.
Short-term investments
Short-term investments decreased by $12.2 million to $51.0 million at December 31, 2019 from $63.2 million at December 31, 2018. Short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”) and commercial paper. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance sheet liquidity program. As of December 31, 2019 and 2018, interest-bearing deposits held at the FRB were $44.4 million and $43.6 million, respectively. Although the majority of short-term investments consist of deposits with the FRB, we also make investments in commercial paper. As of December 31, 2019, our total investment in commercial paper was $5.9 million compared to $19.3 million at December 31, 2018. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to be in a position to benefit from an anticipated change in the yield curve level and shape. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $29.7 million to $205.8 million at December 31, 2019 from $176.1 million at December 31, 2018. As of December 31, 2019 and 2018, our total securities portfolio had a weighted average estimated maturity of approximately 4.4 years and 4.1 years, respectively. The investment portfolio primarily consists of mortgage-backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investment securities to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage-backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the securities we hold are guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities.

The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2019, we recognized unrealized holding gains of $2.7 million before income taxes through other comprehensive income. These gains were the result of a decrease in interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2019. We sold approximately $22.5 million of securities during the year ended December 31, 2019 to proactively manage our securities portfolio and meet our long-term investment objectives. As of December 31, 2019 no securities were classified as trading securities. At December 31, 2019, $30.3 million of our securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The tables below set forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$23,616	$23,758	$999	$990
Municipal securities	160	160	5,953	5,886
Residential mortgage-backed securities - government issued	16,119	16,348	14,594	14,495
Residential mortgage-backed securities - government-sponsored enterprises	111,561	112,002	105,524	104,186
Commercial mortgage-backed securities - government issued	6,705	6,663	5,413	5,133
Commercial mortgage-backed securities - government-sponsored enterprises	11,953	11,967	5,404	5,292
Other securities	2,205	2,235	2,450	2,376
	$172,319	$173,133	$140,337	$138,358

	As of December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$19,727	$20,054	$21,066	$21,079
Residential mortgage-backed securities - government issued	5,776	5,786	7,358	7,186
Residential mortgage-backed securities - government-sponsored issued	5,183	5,211	6,524	6,368
Commercial mortgage-backed securities - government-sponsored enterprises	2,014	2,137	2,783	2,776
	$32,700	$33,188	$37,731	$37,409
U.S. government agency securities - government-sponsored enterprises represent securities issued by FNMA and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by GNMA. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by FHLMC, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2019, no issuer's securities exceeded 10% of our total stockholders' equity.
The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2019, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$1,002	2.04%	$—	—%	$3,487	2.64%	$19,269	2.57%	$23,758
Municipal securities	160	2.38	—	—	—	—	—	—	160
Residential mortgage-backed securities - government issued	—	—	—	—	3,526	2.99	12,822	2.72	16,348
Residential mortgage-backed securities - government-sponsored enterprises	—	—	2,535	2.39	20,048	2.66	89,419	2.50	112,002
Commercial mortgage-backed securities - government issued	—	—	—	—	—	—	6,663	2.22	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	2,407	2.13	7,316	2.29	2,244	2.47	11,967
Other securities	—	—	2,235	2.38	—	—	—	—	2,235
	$1,162		$7,177		$34,377		$130,417		$173,133

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	1,525	2.01	13,474	2.08	4,728	2.45	—	—	19,727
Residential mortgage-backed securities - government issued	—	—	—	—	2,712	1.95	3,064	2.24	5,776
Residential mortgage-backed securities - government-sponsored enterprises	—	—	—	—	3,531	1.67	1,652	3.31	5,183
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	—	—	2,014	3.23	—	—	2,014
	$1,525		$13,474		$12,985		$4,716		$32,700
Derivative Activities
The Bank’s investment policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps with prior approval from the Board. The Bank utilizes, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2019 and 2018, the Bank did not hold any derivative instruments that were designated as fair value hedges. The derivative portfolio includes interest rate swaps offered directly to qualified commercial borrowers, which allow the Bank to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Bank economically hedges client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Bank to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked to market through earnings each period.
As of December 31, 2019, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $326.9 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between March 2021 and October 2036. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $18.3 million, included in accrued interest receivable and other assets, and as a derivative liability of $64,000, included in accrued interest payable and other liabilities. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between March 2021 and October 2036. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet as a net derivative liability of $18.3 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $18.3 million and a gross derivative asset of $64,000.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of December 31, 2019, the aggregate notional value of interest rate swaps designated as cash flow hedges was $54.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $2.4 million was recognized in other comprehensive income for the year ended December 31, 2019 and there was no ineffective portion of these hedges information about the balance sheet location and fair value of the Corporation’s derivative instruments to qualified commercial borrowers as of December 31, 2019 and 2018.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $97.9 million, or 6.1%, to $1.695 billion at December 31, 2019 from $1.597 billion at December 31, 2018. Multi-family and commercial and industrial loans (“C&I”) were the largest contributor to loan growth in 2019, increasing $49.5 million and $41.1 million, respectively.
In general, our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. Commercial real estate (“CRE”) loans represented 67.3% and 67.6% of our total loans and leases as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, approximately 19.6% of the CRE loans were owner-occupied CRE, compared to 18.6% as of December 31, 2018. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Our C&I portfolio increased $41.1 million, or 8.9%, to $503.4 million at December 31, 2019 from $462.3 million at December 31, 2018 reflecting growth in both conventional lending and specialty finance. C&I loans represented 29.3% and 28.6% of our total loans and leases as of December 31, 2019 and December 31, 2018, respectively. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
Underwriting of new credit is primarily through a committee process and is a key component of our operating philosophy. Business development officers have relatively low individual lending authority limits, and thus, a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit, or the related complexities of each proposal. In addition, we make every reasonable effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.
While we continue to experience significant competition from banks operating in our primary geographic areas, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We continue to expect our new loan and lease activity to be adequate to replace normal amortization, allowing us to continue growing in future years.

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2019		2018
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$226,614	13.2%	$203,476	12.6%
Commercial real estate — non-owner occupied	516,652	30.1	484,427	29.9
Land development	51,097	3.0	42,666	2.6
Construction	109,057	6.4	161,562	10.0
Multi-family	217,322	12.7	167,868	10.4
1-4 family	33,359	1.9	34,340	2.1
Total commercial real estate	1,154,101	67.3	1,094,339	67.6
Commercial and industrial	503,402	29.3	462,321	28.6
Direct financing leases, net	28,203	1.7	33,170	2.0
Consumer and other:
Home equity and second mortgage	7,006	0.4	8,438	0.5
Other	22,664	1.3	20,789	1.3
Total consumer and other	29,670	1.7	29,227	1.8
Total gross loans and leases receivable	1,715,376	100.0%	1,619,057	100.0%
Less:
Allowance for loan and lease losses	19,520		20,425
Deferred loan fees	741		1,402
Loans and leases receivable, net	$1,695,115		$1,597,230
The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year and have fixed or adjustable interest rates, as of December 31, 2019.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$21,064	$142,190	$63,360	$226,614	$144,123	$61,427
Non-owner occupied	94,404	236,287	185,961	516,652	263,812	158,436
Land development	29,678	18,972	2,447	51,097	8,697	12,722
Construction	23,600	24,656	60,801	109,057	32,651	52,806
Multi-family	12,726	94,676	109,920	217,322	91,357	113,239
1-4 family	17,423	11,689	4,247	33,359	12,458	3,478
Commercial and industrial	191,186	241,810	70,406	503,402	161,199	151,017
Direct financing leases	3,303	17,354	7,546	28,203	24,900	—
Consumer and other	9,836	19,110	724	29,670	15,880	3,954
	$403,220	$806,744	$505,412	$1,715,376	$755,077	$557,079

Commercial Real Estate. The Bank originates owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of up to five years and amortizations of up to 30 years on existing commercial real estate. The Bank also originates loans to construct commercial properties and complete land development projects. The Bank’s construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant.
The repayment of commercial real estate loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability. Of the $1.154 billion of commercial real estate loans outstanding as of December 31, 2019, $25.8 million were originated by our asset-based lending subsidiary.
Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $503.4 million of commercial and industrial loans outstanding as of December 31, 2019, $116.9 million were originated by our asset-based lending subsidiary, $25.3 million were originated by our accounts receivable financing business line, and $51.9 million were originated by our equipment finance and leasing subsidiary. The asset-based loans, including accounts receivable purchased on a full recourse basis, are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses.
SBA Lending. SBA loans are are made through programs designed by the federal government to assist the small business community in obtaining financing. As an SBA Preferred Lender, our loans fall into three categories: loans originated under the SBA’s 7(a) term loan program; loans originated under the SBA’s 504 program; and SBA Express loans and lines of credit. The majority of our SBA loans are originated under the 7(a) term loan program. Historically we have sold the guaranteed portions of our SBA 7(a) loans in the secondary market and retained the non-guaranteed portions. SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements. As of December 31, 2019, the on-balance sheet portion of SBA loans that were included in the commercial and industrial loan portfolio was $32.5 million, commercial real estate loan portfolio was $30.1 million, and consumer and other was $142,000.
Direct Financing Leases. Direct financing leases initiated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. As of December 31, 2019, the Bank had $28.2 million in net direct financing receivables outstanding.
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
Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, first and second mortgages, credit card, and other personal loans for professional and executive clients of the Bank.
Asset Quality
Non-performing loans decreased $4.7 million, or 18.5%, to $20.6 million at December 31, 2019 compared to $25.3 million at December 31, 2018.
Our total impaired assets consisted of the following:

	As of December 31,
	2019	2018
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$4,032	$5,663
Commercial real estate – non-owner occupied	—	31
Land development	1,526	2,213
Construction	—	—
Multi-family	—	—
1-4 family	333	—
Total non-accrual commercial real estate	5,891	7,907
Commercial and industrial	14,575	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgage	—	—
Other	147	290
Total non-accrual consumer and other loans	147	290
Total non-accrual loans and leases	20,613	25,301
Foreclosed properties, net	2,919	2,547
Total non-performing assets	23,532	27,848
Performing troubled debt restructurings	140	180
Total impaired assets	$23,672	$28,028
Total non-accrual loans and leases to gross loans and leases	1.20%	1.56%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.37%	1.72%
Total non-performing assets to total assets	1.12%	1.42%
Allowance for loan and lease losses to gross loans and leases	1.14%	1.26%
Allowance for loan and lease losses to non-accrual loans and leases	94.70%	80.73%
As of December 31, 2019 and 2018, $15.6 million and $7.6 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $23.5 million, or 1.12% of total assets, as of December 31, 2019, a decrease in non-performing assets of $4.3 million, or 15.5%, from December 31, 2018. Impaired loans and leases as of December 31, 2019 and 2018 also included $140,000 and $180,000, respectively, of loans that are performing troubled debt restructurings, which are considered impaired due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 1.12% at December 31, 2019 from 1.42% at December 31, 2018. As of December 31, 2019, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.1% of the total portfolio was in a current payment status, compared to 97.6% as of December 31, 2018. We also monitor asset quality through our established categories as defined in Note 4 of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
In 2019, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
Additional information about impaired loans is as follows:

	As of December 31,
	2019	2018
	(In Thousands)
Impaired loans and leases with no impairment reserves	$7,312	$10,802
Impaired loans and leases with impairment reserves required	13,441	14,679
Total impaired loans and leases	20,753	25,481
Less: Impairment reserve (included in allowance for loan and lease losses)	3,365	4,396
Net impaired loans and leases	$17,388	$21,085
Average impaired loans and leases	$24,090	$26,431

	For the years ended December 31,
	2019	2018
	(In Thousands)
Interest income attributable to impaired loans and leases	$2,693	$3,478
Less: Interest income recognized on impaired loans and leases	793	1,304
Net foregone interest income on impaired loans and leases	$1,900	$2,174
Impaired loans and leases with no impairment reserves represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals as appropriate. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals, and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraised values for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2019. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future, which may require additional charge-offs or specific reserves to be recorded.
Foreclosed properties are recorded at fair value of the underlying property, less costs to sell. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference is charged to the allowance for loan and lease losses prior to the transfer to foreclosed property. The fair value is based on an appraisal, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or a verifiable offer to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties were $2.9 million as of December 31, 2019, compared to $2.5 million as of December 31, 2018. We recorded impairment losses of approximately $224,000 and $339,000 for the years ended December 31, 2019 and 2018, respectively. There were no sales of existing foreclosed properties for the year ended December 31, 2019, compared to a net loss on the sale of existing foreclosed property of $28,000 for the year ended December 31, 2018. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim ownership rights to the properties.
A summary of foreclosed properties activity is as follows:

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Balance at the beginning of the period	$2,547	$1,069
Transfer of loans to foreclosed properties, at fair value	596	2,202
Impairment adjustments	(224)	(339)
Net book value of properties sold	—	(385)
Balance at the end of the period	$2,919	$2,547
Allowance for Loan and Lease Losses
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.14% as of December 31, 2019 and 1.26% as of December 31, 2018. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by a net reduction in specific reserves and historic loss rates, partially offset by an increase in allowance related to the loan growth. Non-accrual loans and leases as a percentage of gross loans and leases decreased to 1.20% at December 31, 2019 compared to 1.56% at December 31, 2018. During the year ended December 31, 2019, we recorded net charge-offs on impaired loans and leases of approximately $3.0 million, which included $3.4 million of charge-offs and $366,000 of recoveries. During the year ended December 31, 2018, we recorded net charge-offs on impaired loans and leases of approximately $3.8 million, which included $6.1 million of charge-offs and $2.3 million of recoveries. The current and prior year charge-offs were primarily related to legacy SBA loan relationships.
As of December 31, 2019 and 2018, our allowance for loan and lease losses to total non-accrual loans and leases was 94.70% and 80.73%, respectively. This ratio increased primarily due to a reduction in non-accrual loans and leases outstanding during 2019. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2019.
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

When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of December 31, 2019 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have been stable or improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
As a result of our review process, we have concluded that an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $19.5 million, or 1.14% of gross loans and leases, at December 31, 2019. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Allowance at beginning of period	$20,425	$18,763
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	(3,124)
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	(1,372)
Multi-family	—	—
1-4 family	—	(5)
Commercial and industrial	(3,347)	(1,545)
Direct financing leases	—	—
Consumer and other
Home equity and second mortgage	(2)	—
Other	(7)	(55)
Total charge-offs	(3,356)	(6,101)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	2	4
Commercial real estate — non-owner occupied	73	2
Construction and land development	—	5
Multi-family	—	—
1-4 family	—	163
Commercial and industrial	262	2,022
Direct financing leases	—	1
Consumer and other
Home equity and second mortgage	26	73
Other	3	1
Total recoveries	366	2,271
Net charge-offs	(2,990)	(3,830)
Provision for loan and lease losses	2,085	5,492
Allowance at end of period	$19,520	$20,425
Net charge-offs as a percent of average gross loans and leases	0.18%	0.24%
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

	As of December 31,
	2019		2018
	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease segments:
Commercial real estate	$10,852	0.94%	$11,662	1.07%
Commercial and industrial	8,078	1.52	8,079	1.63
Consumer and other	590	1.99	684	2.34
Total allowance for loan and lease losses	$19,520	1.14%	$20,425	1.26%

(a)	Allowance for loan losses category as a percentage of total loans by category.
Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions, and other factors as of December 31, 2019, there can be no assurance that future adjustments to the allowance will not be necessary.
Deposits
As of December 31, 2019, deposits increased by $75.1 million to $1.530 billion from $1.455 billion at December 31, 2018. The increase in deposits was primarily due to an increase in transaction accounts and money market accounts. Transaction accounts increased by $57.1 million to $567.5 million at December 31, 2019 from $510.4 million at December 31, 2018. Money market accounts increased by $158.4 million to $674.4 million at December 31, 2019 from $516.0 million at December 31, 2018. This increase was partially offset by a $124.4 million decline in wholesale deposits. Excluding the decrease in wholesale deposits, total deposits increased by $199.5 million to $1.379 billion from $1.179 billion at December 31, 2018. Our strategic efforts remain focused on adding in-market deposit relationships. Successful deposit campaigns supporting our private wealth management strategy complemented our traditional strength in commercial banking and treasury management, contributing to substantial in-market deposit growth during 2019.
The following table presents the composition of the Bank’s consolidated deposits.

	As of December 31,
	2019		2018
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$293,573	19.2%	$280,769	19.3%
Interest-bearing transaction accounts	273,909	17.9	229,612	15.8
Money market accounts	674,409	44.1	516,045	35.4
Certificates of deposit	137,012	8.9	153,022	10.5
Wholesale deposits	151,476	9.9	275,851	19.0
Total deposits	1,530,379	100.0%	1,455,299	100.0%
Deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to service and maintain existing and new client relationships. Deposits continue to be the primary source of the Bank’s funding for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts, and time deposits. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors, and the interest rates charged on other sources of funds, among other factors. Our Bank’s in-market deposits are obtained primarily from the South Central, Northeast and Southeast regions of Wisconsin and the greater Kansas City Metro.

We measure the success of in-market deposit gathering efforts based on the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Average in-market deposits for the year ended December 31, 2019 were approximately $1.271 billion, or 71.30% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to average in-market deposits of $1.097 billion, or 65.55% of total bank funding, for 2018. Refer to Note 9 - Deposits in the Consolidated Financial Statements for additional information regarding our deposit composition.
The following table sets forth the amount and maturities of the Bank’s certificates of deposit and wholesale deposits at December 31, 2019.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$549	$830	$251	$15	$1,645
1.00% to 1.99%	26,095	16,910	48,918	29,580	121,503
2.00% to 2.99%	26,602	20,931	47,375	35,089	129,997
3.00% to 3.99%	325	277	6,825	27,916	35,343
	$53,571	$38,948	$103,369	$92,600	$288,488
At December 31, 2019, time deposits included $63.7 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $16.4 million are scheduled to mature in three months or less, $8.7 million in greater than three through six months, $26.7 million in greater than six through twelve months and $11.9 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2019, $195.9 million are scheduled to mature in 2020, $56.7 million in 2021, $24.4 million in 2022, $867,000 in 2023, $269,000 in 2024 and $10.3 million thereafter. As of December 31, 2019, we have $16.9 million of wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity. These certificates have original maturities ranging from 9-18.5 years with options to call after the first six to twelve months of issuing the certificates with monthly, quarterly, or semi-annually call options thereafter.

Borrowings
We had total borrowings of $329.4 million as of December 31, 2019, an increase of $20.5 million, or 6.6%, from $309.0 million at December 31, 2018. The primary reason for the increase in borrowings was due to an increase in FHLB advances. While total wholesale funds, consisting of brokered certificates of deposit, deposits gathered from internet listing services, and FHLB advances, have decreased meaningfully overall due to significant in-market deposit growth, we continue to replace some of our maturing brokered certificates of deposit with FHLB advances at lower rates.
Consistent with our funding philosophy to manage interest rate risk, we will use the most efficient and cost effective source of wholesale funds. We will utilize FHLB advances to the extent we maintain an adequate level of excess borrowing capacity for liquidity and contingency funding purposes and pricing remains favorable in comparison to the wholesale deposit alternative. Total bank funding is defined as total deposits plus FHLB advances. At December 31, 2019, the ratio of wholesale funds to total bank funding was 24.5%. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds.
The following table sets forth the outstanding balances, weighted average balances, and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2019			December 31, 2018
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$59	2.45%	$—	$119	2.43%
FHLB advances	295,000	286,464	2.17	274,500	274,382	2.06
Line of credit	—	—	—	—	3	4.47
Other borrowings	675	675	8.11	675	675	7.94
Subordinated notes payable(1)	23,707	24,502	7.45	23,769	23,739	6.64
Junior subordinated notes	10,047	10,040	11.08	10,033	10,025	11.10
	$329,429	$321,740	2.87	$308,977	$308,943	2.72
Short-term borrowings	$118,500			$136,500
Long-term borrowings	210,929			172,477
	$329,429			$308,977

(1)
Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.

On August 15, 2019, we entered into a Subordinated Note Purchase Agreement pursuant to which the Corporation issued an aggregate principal amount of $15,000,000 of subordinated notes to three qualified institutional buyers in a private placement. The subordinated notes, which were structured to qualify as Tier 2 capital, have a maturity date of August 15, 2029 and will bear interest at a fixed rate of 5.50% up to, but not including, August 15, 2024. From and including August 15, 2024 to the maturity date, the interest rate will reset quarterly, equal to the Floating Interest Rate (as defined in the Subordinated Note Purchase Agreement) of the applicable interest period plus 407 basis points. We used the net proceeds from the sale of the notes to fund the redemption of $15,000,000 in aggregate principal amount of outstanding 6.50% Fixed-to-Floating Rate Subordinated Notes due September 1, 2024, which also were structured to qualify as Tier 2 capital.
The following table sets forth maximum amounts outstanding at each month-end for specific types of short-term borrowings for the periods indicated. The maximum month-end balance has been the result of using advances with original maturities of up to 30 days to accommodate the orderly issuance of permanent wholesale funds, either in the form of brokered certificates of deposit or FHLB advances.

	Year Ended December 31,
	2019	2018
	(In Thousands)
Maximum month-end balance:
FHLB advances	$25,000	$52,500
Stockholders’ Equity
As of December 31, 2019, stockholders’ equity was $194.2 million, or 9.3% of total assets, compared to stockholders’ equity of $180.7 million, or 9.2% of total assets, as of December 31, 2018. Stockholders’ equity increased by $13.4 million during the year ended December 31, 2019 attributable to net income of $23.3 million for the year ended December 31, 2019, partially offset by dividend declarations of $5.2 million and stock repurchases of $7.2 million.
In August 2019, the Corporation completed a $5 million share repurchase program initiated in December 2018, repurchasing 223,149 shares at an average price of $22.36 per share. In September 2019, the Corporation’s Board approved a new share repurchase program authorizing the repurchase of up to $5 million in aggregate value of additional outstanding shares of common stock over a period of approximately 12 months, ending on September 30, 2020. As of February 19, 2020, the Corporation had repurchased 118,825 shares of its common stock under the new program at a weighted average price of $24.99 per share, for a total value of $3.0 million. The Corporation has $2.0 million of buyback authority remaining as of February 19, 2020.
Non-bank Consolidated Subsidiaries
First Madison Investment Corp (“FMIC”). FMIC is a wholly-owned operating subsidiary of FBB incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities and tax-exempt loans. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $161.0 million at December 31, 2019, short-term investments were $5.2 million, securities were $112.6 million, gross loans outstanding were $41.3 million, and net income for the year ended December 31, 2019 was $3.4 million. This compares to a total investment of $156.4 million, $20.0 million short-term investments, $95.9 million securities, $39.1 million gross loans, and net income of $2.4 million at and for the year ended December 31, 2018.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based financing company established to meet the financing needs of companies that are generally unable to obtain traditional commercial lending products. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. Through its FBGF division, FBCC purchases accounts receivable on a full recourse basis as an alternative to meet the financing needs of its client base. FBB’s investment in FBCC at December 31, 2019 was $48.2 million, gross loans outstanding were $167.8 million and net income for the year ended December 31, 2019 was $4.8 million. This compares to a total investment of $43.3 million, gross loans of $157.7 million and net income of $4.6 million at and for the year ended December 31, 2018.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small- and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2019 was $10.3 million, gross loans and leases outstanding were $79.3 million and net income of $103,000 for the year ended December 31, 2019. This compares to a total investment of $10.1 million, gross loans and leases outstanding of $57.8 million and net income of $3.1 million at and for the year ended December 31, 2018.
Rimrock Road Investment Fund, LLC (“Rimrock”). Rimrock, formerly known as FBB Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its qualified equity investment in a Madison, Wisconsin community development project, including the financing and ownership of a property that generates federal new market tax credits. FBB’s total investment in Rimrock at December 31, 2019 was $2.8 million and Rimrock had a net income of $24,000 for the year ended December 31, 2019. This compares to a total investment of $2.7 million and net loss of $103,000 at and for the year ended December 31, 2018.
BOC Investment, LLC (“BOC”). BOC is a wholly-owned subsidiary of FBB and was formed in 2015 for the purpose of holding its equity investment in a Madison, Wisconsin historic development project. The investment provided federal historic tax credits upon the completion of the restoration project. FBB’s total investment in BOC at December 31, 2019 was $4.0 million. This compares to a total investment of $4.0 million and a net income of $24,000 at and for the year ended December 31, 2018.
Mitchell Street Apartments Investment, LLC (“Mitchell”). Mitchell is a wholly-owned subsidiary of FBB and was formed in 2016 for the purpose of holding its equity investment in a Milwaukee, Wisconsin historic development project. The investment provided federal and state historic tax credits upon the completion of the restoration project. FBB’s total investment in Mitchell was $1.4 million at December 31, 2019. This compares to a total investment of $1.4 million and net loss of $188,000 at and for the year ended December 31, 2018.
ABKC Real Estate, LLC (“ABKCRE”). ABKCRE is a wholly-owned subsidiary of FBB and was formed for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. ABKCRE was established in 2017. FBB’s total investment in ABKCRE at December 31, 2019 was $1.7 million and ABKCRE had a net loss of $179,000 for the year ended December 31, 2019. This compares to a total investment of $1.4 million and a $269,000 net loss at and for the year ended December 31, 2018.
FBB Tax Credit Investment, LLC (“FBB Tax Credit”). FBB Tax Credit, formerly known as FBB-Milwaukee Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2012 for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. In 2017, FBB Tax Credit’s purpose was changed to facilitate investments in federal and state tax credits. FBB’s total investment in FBB Tax Credit at December 31, 2019 was $8.9 million and FBB Tax Credit had a net income of $1.7 million for the year ended December 31, 2019. This compares to a total investment of $3.2 million and a $761,000 net income at and for the year ended December 31, 2018.
FBB Real Estate 2, LLC (“FBB RE 2”). FBB RE 2 is a wholly-owned subsidiary of FBB and was formed for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. FBB’s total investment in FBB RE 2 at December 31, 2019 and 2018 was $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES
We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2019 were the interest payments due on subordinated and junior subordinated notes. During 2019 and 2018, FBB declared and paid dividends totaling $14.0 million and $10.0 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2019, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that was fully phased-in as of January 1, 2019. The Corporation’s and the Bank’s respective Boards and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of December 31, 2019 and 2018, our immediate on-balance sheet liquidity was $438.2 million and $390.9 million, respectively. At December 31, 2019 and 2018, the Bank had $44.4 million and $43.6 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
We had $446.5 million of outstanding wholesale funds at December 31, 2019, compared to $550.4 million of wholesale funds as of December 31, 2018, which represented 24.5% and 31.8%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2019.
The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2019. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2019, the available liquidity was in excess of the stated policy minimum and was equal to approximately 91 months of maturities. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the year ended December 31, 2019, operating activities resulted in a net cash inflow of $29.0 million. Operating cash flows included net income of $23.3 million and a provision for loan and leases losses of $2.1 million. Net cash used in investing activities for the year ended December 31, 2019 was $131.5 million which consisted of cash outflows to fund net loan growth and reinvestment of cash flows within purchases of additional securities, partially offset by cash inflows from maturities, redemptions and paydowns of available-for-sale and held-to-maturity securities. Net cash provided by financing activities for the year ended December 31, 2019 was $83.1 million. Financing cash flows included a $75.1 million net increase in deposits and a $20.5 million net increase in FHLB advances used predominantly to fund net loan growth.
Refer to Note 10 - Stockholders’ Equity and Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2019 and 2018.
OFF-BALANCE SHEET ARRANGEMENTS
Commitments
As of December 31, 2019, the Bank had outstanding commitments to originate $555.4 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $8.9 million, which includes $277.0 million of commitments to extend funds beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2019. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Bank also utilizes interest rate swaps for the purposes of interest rate risk management, as described further in Note 17 – Derivative Financial Instruments in the Consolidated Financial Statements.

Additionally the Corporation has remaining commitments of $1.5 million to Aldine Capital Fund II, LP (“Aldine II”), and $4.8 million to Aldine Capital Fund III, LP (“Aldine III”), which are private equity mezzanine funding limited partnerships in which we have invested. Aldine II began its operations in March 2013 and Aldine III began its operations in October 2018.
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
Management has assessed the estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.3 million at December 31, 2019. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. See Note 18 – Commitments and Contingencies in the Consolidated Financial Statements for additional information on the SBA recourse reserve.
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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods which may include additional assumptions and estimates. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our Consolidated Financial Statements. We may over-estimate the quality of the loan and lease portfolio, resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we may under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on quarterly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, our estimate of the fair value of the underlying collateral taking into consideration various valuation techniques and qualitative adjustments to inputs to those estimates of fair value, the strength and availability of guarantees, concentration of credits, and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies and Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses in the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2019 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test on July 1, 2019, utilizing a qualitative assessment, and concluded that it is more likely than not the estimated fair value of the reporting unit exceeded its carrying value. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 6 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
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
Although we believe that the SBA recourse reserve was appropriate as of December 31, 2019, future adjustments may be necessary based on changes to impaired loans, the fair value estimate of the underlying collateral, and the Corporation’s ability to originate, fund, or service sold SBA loans in accordance with SBA regulations. In addition, the SBA’s ultimate conclusion on the eligibility of a guaranty may be inconsistent with management’s best estimate. See Note 1 - Nature of Operations and Summary of Significant Accounting Policies and Note 17 – Commitments and Contingencies in the Consolidated Financial Statements for further discussion of the SBA recourse reserve.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$16,107	$23,319
Short-term investments	50,995	63,227
Cash and cash equivalents	67,102	86,546
Securities available-for-sale, at fair value	173,133	138,358
Securities held-to-maturity, at amortized cost	32,700	37,731
Loans held for sale	5,205	5,287
Loans and leases receivable, net of allowance for loan and lease losses of $19,520 and $20,425, respectively	1,695,115	1,597,230
Premises and equipment, net	2,557	3,284
Foreclosed properties	2,919	2,547
Right-of-use assets, net	6,906	—
Bank-owned life insurance	42,761	41,538
Federal Home Loan Bank stock, at cost	7,953	7,240
Goodwill and other intangible assets	11,922	12,045
Accrued interest receivable and other assets	48,506	34,651
Total assets	$2,096,779	$1,966,457
Liabilities and Stockholders’ Equity
Deposits	$1,530,379	$1,455,299
Federal Home Loan Bank advances and other borrowings	319,382	298,944
Junior subordinated notes	10,047	10,033
Lease liabilities	7,541	—
Accrued interest payable and other liabilities	35,274	21,474
Total liabilities	1,902,623	1,785,750
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,162,720 and 9,069,199 shares issued, 8,566,044 and 8,785,480 shares outstanding at December 31, 2019 and 2018, respectively	92	91
Additional paid-in capital	81,188	79,623
Retained earnings	129,105	110,310
Accumulated other comprehensive loss	(1,348)	(1,684)
Treasury stock, 596,676 and 283,719 shares at December 31, 2019 and 2018, respectively, at cost	(14,881)	(7,633)
Total stockholders’ equity	194,156	180,707
Total liabilities and stockholders’ equity	$2,096,779	$1,966,457
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2019	2018
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$96,229	$86,228
Securities	4,637	3,842
Short-term investments	1,174	1,205
Total interest income	102,040	91,275
Interest expense
Deposits	22,958	15,533
Federal Home Loan Bank advances and other borrowings	8,114	7,288
Junior subordinated notes	1,112	1,112
Total interest expense	32,184	23,933
Net interest income	69,856	67,342
Provision for loan and lease losses	2,085	5,492
Net interest income after provision for loan and lease losses	67,771	61,850
Non-interest income
Private wealth management service fees	8,197	7,744
Gain on sale of Small Business Administration loans	1,459	1,451
Service charges on deposits	3,104	3,062
Loan fees	1,767	1,783
Increase in cash surrender value of bank-owned life insurance	1,198	1,191
Net loss on sale of securities	(46)	(4)
Swap fees	4,165	1,670
Other non-interest income	3,579	1,270
Total non-interest income	23,423	18,167
Non-interest expense
Compensation	42,021	37,439
Occupancy	2,293	2,192
Professional fees	3,703	3,869
Data processing	2,562	2,362
Marketing	2,221	2,135
Equipment	1,230	1,434
Computer software	3,414	3,015
FDIC insurance	641	1,478
Collateral liquidation costs	119	646
Net loss on foreclosed properties	224	367
Impairment of tax credit investments	4,094	2,083
SBA recourse provision	188	1,913
Other non-interest expense	3,985	3,430
Total non-interest expense	66,695	62,363
Income before income tax expense	24,499	17,654
Income tax expense	1,175	1,351
Net income	$23,324	$16,303
Earnings per common share:
Basic	$2.68	$1.86
Diluted	2.68	1.86
Dividends declared per share	0.60	0.56
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Net income	$23,324	$16,303
Other comprehensive loss, before tax
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	2,747	(662)
Reclassification adjustment for net loss realized in net income	46	4
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	54	70
Interest rate swaps:
Unrealized losses on interest rate swaps arising during the period	(2,396)	(20)
Income tax (expense) benefit	(115)	179
Total other comprehensive gain (loss)	336	(429)
Comprehensive income	$23,660	$15,874
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2018	8,763,539	$90	$78,620	$98,906	$(1,238)	$(7,100)	$169,278
Net income	—	—	—	16,303	—	—	16,303
Other comprehensive loss	—	—	—	—	(429)	—	(429)
Share-based compensation - restricted shares	47,214	1	1,003	—	—	—	1,004
Cash dividends ($0.56 per share)	—	—	—	(4,916)	—	—	(4,916)
Treasury stock purchased	(25,273)	—	—	—	—	(533)	(533)
Deferred tax revaluation adjustment	—	—	—	17	(17)	—	—
Balance at December 31, 2018	8,785,480	91	79,623	110,310	(1,684)	(7,633)	180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	23,324	—	—	23,324
Other comprehensive income	—	—	—	—	336	—	336
Share-based compensation - restricted shares	93,521	1	1,565	—	—	—	1,566
Cash dividends ($0.60 per share)	—	—	—	(5,216)	—	—	(5,216)
Treasury stock purchased	(312,957)	—	—	—	—	(7,248)	(7,248)
Balance at December 31, 2019	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Operating activities
Net income	$23,324	$16,303
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(2,296)	(432)
Impairment of tax credit investments	4,094	2,083
Provision for loan and lease losses	2,085	5,492
SBA recourse provision	188	1,913
Depreciation, amortization and accretion, net	3,049	1,477
Share-based compensation	1,566	1,004
Net loss on sale of securities	46	4
Gain on sale of historic development entity state tax credit	(413)	—
Increase in value of bank-owned life insurance policies	(1,198)	(1,191)
Origination of loans for sale	(61,348)	(91,122)
Sale of loans originated for sale	62,889	89,480
Gain on sale of loans originated for sale	(1,459)	(1,451)
Net loss on foreclosed properties, including impairment valuation	224	367
Loan servicing right impairment valuation	25	69
Right-of-use asset impairment	299	—
Excess tax benefit from share-based compensation	(102)	(46)
Payments on operating lease liabilities	(1,527)	—
Payments received on operating leases	9	—
Net increase in accrued interest receivable and other assets	(15,159)	(4,428)
Net increase in accrued interest payable and other liabilities	14,689	5,759
Net cash provided by operating activities	28,985	25,281
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	30,085	33,225
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	4,969	4,860
Proceeds from sale of available-for-sale securities	22,452	6,207
Purchases of available-for-sale securities	(84,740)	(52,763)
Purchases of held-to-maturity securities	—	(4,867)
Proceeds from sale of foreclosed properties	—	357
Net increase in loans and leases	(100,444)	(122,014)
Investments in limited partnerships	(1,250)	(188)
Returns of investments in limited partnerships	2,188	729
Investment in historic development entities	(8,134)	(905)
Distribution from historic development entities	—	69
Proceeds from sale of historic development entity state tax credit	4,340	—
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(5,943)	(9,018)
Proceeds from the sale of Federal Home Loan Bank Stock	5,230	7,448
Purchases of leasehold improvements and equipment, net	(225)	(969)
Premium payment on bank owned life insurance policies	(25)	(24)
Net cash used in investing activities	(131,497)	(137,853)
Financing activities
Net increase in deposits	75,080	60,968
Repayment of Federal Home Loan Bank advances	(536,500)	(804,100)
Proceeds from Federal Home Loan Bank advances	557,000	895,100
Proceeds from issuance of subordinated notes payable	15,000	—
Repayment of subordinated notes payable	(15,000)	—

First Business Financial Services, Inc. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Net (decrease) increase in long-term borrowed funds	(48)	60
Cash dividends paid	(5,216)	(4,916)
Purchase of treasury stock	(7,248)	(533)
Net cash provided by financing activities	83,068	146,579
Net (decrease) increase in cash and cash equivalents	(19,444)	34,007
Cash and cash equivalents at the beginning of the period	86,546	52,539
Cash and cash equivalents at the end of the period	$67,102	$86,546
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$32,999	$22,332
Income taxes paid	1,294	1,055
Non-cash investing and financing activities:
Transfer of loans to foreclosed properties	596	2,202
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City Metro. FBB also offers private wealth management services through First Business Trust & Investments (“FBTI”) and bank consulting services through First Business Consulting Services (“FBCS”), both divisions of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
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
Cash and Cash Equivalents. The Corporation considers federal funds sold, interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value deemed to be other than temporary, are included in the Consolidated Statements of Income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2019 or 2018.
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
Loans Held for Sale. The guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statement of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There was $5.2 million and $5.3 million in loans held for sale outstanding at December 31, 2019 and 2018, respectively.
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
Transfers of assets, including but not limited to the guaranteed portions of SBA loans and participation interests in other, non-SBA originated loans, that upon completion of the transfer satisfy the conditions to be reported as a sale, including legal isolation, are derecognized from the Consolidated Financial Statements. Transfers of assets that upon completion of the transfer do not meet the conditions of a sale are recorded on a gross basis with a secured borrowing identified to reflect the amount of the transferred interest.
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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems appropriate to absorb probable and estimable losses inherent in the loan and lease portfolios. The methodology applied for determining inherent losses stems from current risk characteristics of the loan and lease portfolio, an assessment of individual impaired loans and leases, actual loss experience, and adverse situations that may affect the borrower’s ability to repay. The methodology also focuses on evaluation of several factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries, and other qualitative and quantitative factors that could affect credit losses. Impaired and other loans and leases have risk characteristics that are unique to an individual borrower and the loss must be estimated on an individual basis. Loans and leases that are not individually reviewed and measured for impairment are aggregated and historical loss statistics are primarily used to determine the risk of loss.
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
Net Investment in Direct Financing Leases. The net investment in direct financing lease agreements represents total undiscounted payments plus estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment) and is recorded as lease receivables when the lease is signed and the leased property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices, and historical experience adjusted for known current industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness; however, the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there are other than temporary declines in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $97.9 million and $97.8 million as of December 31, 2019 and 2018, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2019 and 2018, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. At December 31, 2019 and 2018, the Bank had FHLB stock of $8.0 million and $7.2 million, respectively. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2019 or 2018.
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
Goodwill is not amortized but is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount (including goodwill). An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, Step 1. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and Step 2 is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (Step 2) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.
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
Derivative Instruments. The Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets, liabilities, future cash flows, and economic hedges for written client derivative contracts. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash to the other party based on a notional amount and an underlying variable, as specified in the contract, and may be subject to master netting agreements.
Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates, or equity prices. The Corporation’s primary market risk is interest rate risk. Instruments designed to manage interest rate risk include interest rate swaps, interest rate options, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments. Counterparty risk with respect to derivative instruments occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Counterparty risk is managed by limiting the counterparties to highly rated dealers, requiring collateral postings when values are in deficit positions, applying uniform credit standards to all activities with credit risk, and monitoring the size and the maturity structure of the derivative portfolio.
All derivative instruments are to be carried at fair value on the Consolidated Balance Sheets. The accounting for the gain or loss due to changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. The Corporation utilizes interest rate swaps offered directly to qualified commercial borrowers, which do not qualify for hedge accounting, and therefore, all changes in fair value and gains and losses on these instruments are reported in earnings as they occur. The effects of netting arrangements are disclosed within the Notes of the Consolidated Financial Statements.
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
SBA Recourse Reserve. The Corporation establishes SBA recourse reserves on the guaranteed portions of sold SBA loans. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets and consists of two components: (1) specific reserves for individually evaluated impaired loans that present a collateral shortfall where the guaranty associated with the sold portion of the SBA loan is determined to most likely be ineligible; and (2) general reserves for estimated probable losses on the remaining sold portfolio. The general reserve methodology is based on the evaluation of several factors, including but not limited to: credit quality trends within the SBA portfolio, changes in underlying collateral, and the Corporation’s ability to originate, fund, or service sold SBA loans in accordance with SBA regulations.
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
Income Taxes. Deferred income tax assets and liabilities are computed for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, appropriate tax planning strategies, and projections for future taxable income over the period which the deferred tax assets are deductible.

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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the years ended December 31, 2019, and 2018, realized securities losses of $46,000 and $4,000 were reclassified out of accumulated other comprehensive income, respectively.
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
Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies. These services include demand, time, and savings products, the sale of certain non-deposit financial products, and commercial and retail lending, leasing and private wealth management services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products, services, and locations, operations are managed and financial performance is evaluated on a corporate-wide basis. The Corporation’s business units have similar basic characteristics in the nature of the products, production processes and type or class of client for products or services; therefore, these business units are considered one operating segment.
Share-Based Compensation. The Corporation may grant restricted stock awards, restricted stock units, and other stock based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Corporation accounts for forfeitures as they occur. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the 2019 Equity Incentive Plan (the “Plan”) is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
Beginning in 2019, the Corporation issued a combination of performance based restricted stock units and restricted stock awards to its executive officers. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROAE metric will be adjusted if there is a change in the expectation of ROAE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.

Adoption of New Accounting Standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may also elect to apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU was effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Corporation adopted the accounting standard during the first quarter of 2019 retrospectively through a cumulative-effect adjustment to retained earnings as of January 1, 2019.
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
Recent Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as CECL. The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope under which the Corporation has the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 2020 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and will be deferring adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Corporation’s approach throughout the deferral period.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The ASU amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendment should be applied prospectively. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position, and liquidity.
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
Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $16.1 million and $23.3 million at December 31, 2019 and 2018, respectively. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank (“FRB”) were $9.2 million and $9.9 million at December 31, 2019 and 2018, respectively. FRB balances were $44.4 million and $43.6 million at December 31, 2019 and 2018, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $51.0 million and $63.2 million at December 31, 2019 and 2018, respectively.
Note 3 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$23,616	$152	$(10)	$23,758
Municipal securities	160	—	—	160
Residential mortgage-backed securities - government issued	16,119	234	(5)	16,348
Residential mortgage-backed securities - government-sponsored enterprises	111,561	847	(406)	112,002
Commercial mortgage-backed securities - government issued	6,705	45	(87)	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	11,953	23	(9)	11,967
Other securities	2,205	30	—	2,235
	$172,319	$1,331	$(517)	$173,133

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$999	$—	$(9)	$990
Municipal securities	5,953	2	(69)	5,886
Residential mortgage-backed securities - government issued	14,594	47	(146)	14,495
Residential mortgage-backed securities - government-sponsored enterprises	105,524	279	(1,617)	104,186
Commercial mortgage-backed securities - government issued	5,413	—	(280)	5,133
Commercial mortgage-backed securities - government-sponsored enterprises	5,404	—	(112)	5,292
Other securities	2,450	—	(74)	2,376
	$140,337	$328	$(2,307)	$138,358

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$19,727	$335	$(8)	$20,054
Residential mortgage-backed securities - government issued	5,776	19	(9)	5,786
Residential mortgage-backed securities - government-sponsored enterprises	5,183	51	(23)	5,211
Commercial mortgage-backed securities - government-sponsored enterprises	2,014	123	—	2,137
	$32,700	$528	$(40)	$33,188

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$21,066	$72	$(59)	$21,079
Residential mortgage-backed securities - government issued	7,358	—	(172)	7,186
Residential mortgage-backed securities - government-sponsored enterprises	6,524	—	(156)	6,368
Commercial mortgage-backed securities - government-sponsored enterprises	$2,783	$2	$(9)	2,776
	$37,731	$74	$(396)	$37,409

U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National

Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were 69 and 45 sales of available-for-sale securities that occurred during the year ended December 31, 2019 and 2018, respectively.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Gross gains	$58	$22
Gross losses	(104)	(26)
Net losses on sale of available-for-sale securities	$(46)	$(4)
Proceeds from sale of available-for-sale securities	$22,452	$6,207
At December 31, 2019 and 2018, securities with a fair value of $30.3 million and $11.5 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
The amortized cost and fair value of securities by contractual maturity at December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,160	$1,162	$1,525	$1,531
Due in one year through five years	7,143	7,177	13,474	13,643
Due in five through ten years	33,970	34,377	12,985	13,241
Due in over ten years	130,046	130,417	4,716	4,773
	$172,319	$173,133	$32,700	$33,188
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2019 and 2018. At December 31, 2019, the Corporation held 39 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2019, the Corporation held 19 available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency securities - government-sponsored enterprises	$4,363	$10	$—	$—	$4,363	$10
Residential mortgage-backed securities - government issued	4,619	5	—	—	4,619	5
Residential mortgage-backed securities - government-sponsored enterprises	36,972	253	11,304	153	48,276	406
Commercial mortgage-backed securities - government issued	—	—	4,727	87	4,727	87
Commercial mortgage-backed securities - government-sponsored enterprises	2,245	4	1,047	5	3,292	9
	$48,199	$272	$17,078	$245	$65,277	$517

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$—	$—	$990	$9	$990	$9
Municipal securities	—	—	4,371	69	4,371	69
Residential mortgage-backed securities - government issued	—	—	8,615	146	8,615	146
Residential mortgage-backed securities - government-sponsored enterprises	8,178	46	64,310	1,571	72,488	1,617
Commercial mortgage-backed securities - government issued	—	—	5,133	280	5,133	280
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	5,292	112	5,292	112
Other securities	238	7	2,138	67	2,376	74
	$8,416	$53	$90,849	$2,254	$99,265	$2,307
The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2019 and 2018. At December 31, 2019, the Corporation held 12 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were eight held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of December 31, 2019. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$499	$8	$—	$—	$499	$8
Residential mortgage-backed securities - government issued	—	—	1,887	9	1,887	9
Residential mortgage-backed securities - government-sponsored enterprises	1,364	5	2,144	18	3,508	23
	$1,863	$13	$4,031	$27	$5,894	$40

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,876	$14	$4,364	$45	$11,240	$59
Residential mortgage-backed securities - government issued	—	—	7,186	172	7,186	172
Residential mortgage-backed securities - government-sponsored enterprises	2,029	15	4,338	141	6,367	156
Commercial mortgage-backed securities - government-sponsored enterprises	2,009	9	—	—	2,009	9
	$10,914	$38	$15,888	$358	$26,802	$396

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2019	December 31, 2018
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$226,614	$203,476
Commercial real estate — non-owner occupied	516,652	484,427
Land development	51,097	42,666
Construction	109,057	161,562
Multi-family	217,322	167,868
1-4 family	33,359	34,340
Total commercial real estate	1,154,101	1,094,339
Commercial and industrial	503,402	462,321
Direct financing leases, net	28,203	33,170
Consumer and other:
Home equity and second mortgages	7,006	8,438
Other	22,664	20,789
Total consumer and other	29,670	29,227
Total gross loans and leases receivable	1,715,376	1,619,057
Less:
Allowance for loan and lease losses	19,520	20,425
Deferred loan fees	741	1,402
Loans and leases receivable, net	$1,695,115	$1,597,230
The total amount of the Corporation’s ownership of SBA loans is comprised of the following:

	December 31, 2019	December 31, 2018
	(In Thousands)
SBA 7(a) loans	$40,402	$44,201
SBA 504 loans	20,592	10,574
SBA Express loans and lines of credit	1,781	1,721
Total SBA loans	$62,775	$56,496
As of December 31, 2019 and 2018, $12.1 million and $13.7 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the year ended December 31, 2019 and 2018 was $16.1 million and $17.4 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2019 and 2018 have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2019 and 2018 was $73.8 million and $83.3 million, respectively.
The total principal amount of transferred participation interests in other, non-SBA originated loans during the year ended December 31, 2019 and 2018 was $45.4 million and $73.9 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2019 and 2018 was $142.8 million and $129.7 million, respectively. As of December 31, 2019 and 2018, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $244.6 million and $208.9 million, respectively. No loans in this participation portfolio were considered impaired as of December 31, 2019 and 2018. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the Consolidated Balance Sheets as of December 31, 2019 and 2018 was $492,000 and $569,000, respectively.
Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2019	December 31, 2018
	(In Thousands)
Balance at beginning of year	$1,855	$10,513
New loans	412	5,014
Repayments	(584)	(6,304)
Change due to status of executive officers and directors	—	(7,368)
Balance at end of year	$1,683	$1,855
The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	December 31, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$187,728	$18,455	$16,399	$4,032	$226,614
Commercial real estate — non-owner occupied	459,821	55,524	1,307	—	516,652
Land development	49,132	439	—	1,526	51,097
Construction	108,959	—	98	—	109,057
Multi-family	205,750	11,572	—	—	217,322
1-4 family	29,284	1,843	1,759	473	33,359
Total commercial real estate	1,040,674	87,833	19,563	6,031	1,154,101
Commercial and industrial	398,445	34,478	55,904	14,575	503,402
Direct financing leases, net	21,282	579	6,342	—	28,203
Consumer and other:
Home equity and second mortgages	6,307	610	89	—	7,006
Other	22,517	—	—	147	22,664
Total consumer and other	28,824	610	89	147	29,670
Total gross loans and leases receivable	$1,489,225	$123,500	$81,898	$20,753	$1,715,376
Category as a % of total portfolio	86.82%	7.20%	4.77%	1.21%	100.00%

	December 31, 2018
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$177,222	$15,085	$5,506	$5,663	$203,476
Commercial real estate — non-owner occupied	458,185	24,873	1,338	31	484,427
Land development	39,472	981	—	2,213	42,666
Construction	161,360	—	202	—	161,562
Multi-family	167,868	—	—	—	167,868
1-4 family	32,004	1,451	707	178	34,340
Total commercial real estate	1,036,111	42,390	7,753	8,085	1,094,339
Commercial and industrial	374,371	19,370	51,474	17,106	462,321
Direct financing leases, net	26,013	6,090	1,067	—	33,170
Consumer and other:
Home equity and second mortgages	8,385	3	50	—	8,438
Other	20,499	—	—	290	20,789
Total consumer and other	28,884	3	50	290	29,227
Total gross loans and leases receivable	$1,465,379	$67,853	$60,344	$25,481	$1,619,057
Category as a % of total portfolio	90.51%	4.19%	3.73%	1.57%	100.00%
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
Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends or collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are considered performing but are monitored frequently by the assigned business development officer and by asset quality review committees.
Category III — Loans and leases in this category are identified by management as warranting special attention. However, the balance in this category is not intended to represent the amount of adversely classified assets held by the Bank. Category III loans and leases generally exhibit undesirable characteristics, such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all contractual principal and interest in accordance with the original terms of the contracts relating to the loans and leases in this category, and therefore Category III loans are considered performing with no specific reserves established for this category. Category III loans are monitored by management and asset quality review committees on a monthly basis.
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases, with the exception of performing troubled debt restructurings, have been placed on non-accrual as management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and asset quality review committees on a monthly basis.

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$222,582	$222,582
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	48,581	49,571
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	—	—	—	33,026	33,026
Commercial and industrial	2,707	52	—	2,759	486,068	488,827
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	—	—	22,517	22,517
Total	3,016	1,042	—	4,058	1,690,705	1,694,763
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	3,690	4,032
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	1,526	1,526
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	333	—	333	—	333
Commercial and industrial	4,368	2,717	3,123	10,208	4,367	14,575
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	147	147	—	147
Total	4,368	3,050	3,612	11,030	9,583	20,613
Total loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	226,272	226,614
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	50,107	51,097
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	333	—	333	33,026	33,359
Commercial and industrial	7,075	2,769	3,123	12,967	490,435	503,402
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	147	147	22,517	22,664
Total	$7,384	$4,092	$3,612	$15,088	$1,700,288	$1,715,376
Percent of portfolio	0.43%	0.24%	0.21%	0.88%	99.12%	100.00%

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$157	$—	$—	$157	$197,656	$197,813
Non-owner occupied	—	2,272	—	2,272	482,124	484,396
Land development	—	—	—	—	40,453	40,453
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	826	247	—	1,073	444,144	445,217
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	—	—	20,499	20,499
Total	16,170	2,579	—	18,749	1,575,007	1,593,756
Non-accruing loans and leases
Commercial real estate:
Owner occupied	483	—	5,180	5,663	—	5,663
Non-owner occupied	—	—	31	31	—	31
Land development	—	—	119	119	2,094	2,213
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—
Commercial and industrial	2,322	—	12,108	14,430	2,674	17,104
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	279	279	11	290
Total	2,805	—	17,717	20,522	4,779	25,301
Total loans and leases
Commercial real estate:
Owner occupied	640	—	5,180	5,820	197,656	203,476
Non-owner occupied	—	2,272	31	2,303	482,124	484,427
Land development	—	—	119	119	42,547	42,666
Construction	14,824	—	—	14,824	146,738	161,562
Multi-family	—	—	—	—	167,868	167,868
1-4 family	363	60	—	423	33,917	34,340
Commercial and industrial	3,148	247	12,108	15,503	446,818	462,321
Direct financing leases, net	—	—	—	—	33,170	33,170
Consumer and other:
Home equity and second mortgages	—	—	—	—	8,438	8,438
Other	—	—	279	279	20,510	20,789
Total	$18,975	$2,579	$17,717	$39,271	$1,579,786	$1,619,057
Percent of portfolio	1.17%	0.16%	1.09%	2.42%	97.58%	100.00%

The Corporation’s total impaired assets consisted of the following:

	December 31, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$4,032	$5,663
Commercial real estate — non-owner occupied	—	31
Land development	1,526	2,213
Construction	—	—
Multi-family	—	—
1-4 family	333	—
Total non-accrual commercial real estate	5,891	7,907
Commercial and industrial	14,575	17,104
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	147	290
Total non-accrual consumer and other loans	147	290
Total non-accrual loans and leases	20,613	25,301
Foreclosed properties, net	2,919	2,547
Total non-performing assets	23,532	27,848
Performing troubled debt restructurings	140	180
Total impaired assets	$23,672	$28,028

	December 31, 2019	December 31, 2018
Total non-accrual loans and leases to gross loans and leases	1.20%	1.56%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.37	1.72
Total non-performing assets to total assets	1.12	1.42
Allowance for loan and lease losses to gross loans and leases	1.14	1.26
Allowance for loan and lease losses to non-accrual loans and leases	94.70	80.73

As of December 31, 2019 and 2018, $15.6 million and $7.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. The Corporation has allocated $2.7 million and $1.5 million of specific reserves to troubled debt restructurings as of December 31, 2019 and 2018, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of December 31, 2019.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Year Ended December 31, 2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	2	$3,774	$3,614
Commercial and industrial	15	$13,372	$9,845
Total	17	$17,146	$13,459

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. For the year ended December 31, 2019, the modification of terms primarily consisted of payment schedule modifications or principal reductions. During the year ended December 31, 2018, no loans were modified to a troubled debt restructuring.

There were two commercial and industrial loans for $2.1 million modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2019. There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2018.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Year Ended December 31, 2019
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$387	$387	$—	$3,285	$64	$355	$(291)
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	4,779	6,549	—	14,479	1,073	379	694
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Total	7,312	14,050	—	20,212	1,257	793	464
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,645	5,004	1,082	1,511	414	—	414
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	9,796	11,179	2,283	2,367	1,022	—	1,022
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	13,441	16,183	3,365	3,878	1,436	—	1,436
Total:
Commercial real estate:
Owner occupied	4,032	5,391	1,082	4,796	478	355	123
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	14,575	17,728	2,283	16,846	2,095	379	1,716
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Grand total	$20,753	$30,233	$3,365	$24,090	$2,693	$793	$1,900

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2018
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve		Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,273	$1,273		$—		$6,638		$756		$197	$559
Non-owner occupied	31	72		—		33		2		—	2
Land development	2,213	6,510		—		2,366		68		—	68
Construction	—	—	—	—	—	2,148	—	219	—	—	219
Multi-family	—	—		—		—		—		—	—
1-4 family	178	183		—		808		42		81	(39)
Commercial and industrial	6,828	7,527		—		8,809		1,058		980	78
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		1		—		46	(46)
Other	279	945		—		305		55		—	55
Total	10,802	16,510		—		21,108		2,200		1,304	896
With impairment reserve recorded:
Commercial real estate:
Owner occupied	4,390	5,749		675		635		182		—	182
Non-owner occupied	—	—		—		—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—		—		—		—	—
1-4 family	—	—		—		—		—		—	—
Commercial and industrial	10,278	10,278		3,710		4,687		1,096		—	1,096
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		—		—		—	—
Other	11	11		11		1		—		—	—
Total	14,679	16,038		4,396		5,323		1,278		—	1,278
Total:
Commercial real estate:
Owner occupied	5,663	7,022		675		7,273		938		197	741
Non-owner occupied	31	72		—		33		2		—	2
Land development	2,213	6,510		—		2,366		68		—	68
Construction	—	—		—		2,148		219		—	219
Multi-family	—	—		—		—		—		—	—
1-4 family	178	183		—		808		42		81	(39)
Commercial and industrial	17,106	17,805		3,710		13,496		2,154		980	1,174
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		1		—		46	(46)
Other	290	956		11		306		55		—	55
Grand total	$25,481	$32,548		$4,396		$26,431		$3,478		$1,304	$2,174

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.
The difference between the recorded investment of loans and leases and the unpaid principal balance of $9.5 million and $7.1 million as of December 31, 2019 and 2018, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $140,000 and $180,000 of loans as of December 31, 2019 and 2018, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(3,347)	(9)	(3,356)
Recoveries	75	262	29	366
Net recoveries (charge-offs)	75	(3,085)	20	(2,990)
Provision for loan and lease losses	(885)	3,084	(114)	2,085
Ending balance	$10,852	$8,078	$590	$19,520

	As of and for the Year Ended December 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,131	$8,225	$407	$18,763
Charge-offs	(4,501)	(1,545)	(55)	(6,101)
Recoveries	174	2,023	74	2,271
Net (charge-offs) recoveries	(4,327)	478	19	(3,830)
Provision for loan and lease losses	5,858	(624)	258	5,492
Ending balance	$11,662	$8,079	$684	$20,425

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology:

	December 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,770	$5,795	$590	$16,155
Individually evaluated for impairment	1,082	2,283	—	3,365
Total	$10,852	$8,078	$590	$19,520
Loans and lease receivables:
Collectively evaluated for impairment	$1,148,070	$517,030	$29,523	1,694,623
Individually evaluated for impairment	6,031	14,575	147	20,753
Total	$1,154,101	$531,605	$29,670	$1,715,376

	December 31, 2018
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$10,987	$4,369	$673	$16,029
Individually evaluated for impairment	675	3,710	11	4,396
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$11,662	$8,079	$684	$20,425
Loans and lease receivables:
Collectively evaluated for impairment	$1,086,254	$478,385	$28,937	$1,593,576
Individually evaluated for impairment	7,914	17,104	290	25,308
Loans acquired with deteriorated credit quality	171	2	—	173
Total	$1,094,339	$495,491	$29,227	$1,619,057
The Corporation’s net investment in direct financing leases consists of the following:

	December 31, 2019	December 31, 2018
	(In Thousands)
Minimum lease payments receivable	$24,165	$26,700
Estimated unguaranteed residual values in leased property	6,732	9,330
Initial direct costs	111	73
Unearned lease and residual income	(2,805)	(2,933)
Investment in commercial direct financing leases	$28,203	$33,170
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents based on use in excess of a stipulated minimum number of hours and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2020	$8,115
2021	5,771
2022	4,648
2023	3,211
2024	1,781
Thereafter	639
$24,165
Note 5 – Premises and Equipment
A summary of premises and equipment was as follows:

	As of December 31,
	2019	2018
	(In Thousands)
Leasehold improvements	$2,670	$2,622
Furniture and equipment	6,718	7,021
Total premises and equipment	9,388	9,643
Less: accumulated depreciation	(6,831)	(6,359)
Total premises and equipment, net	$2,557	$3,284
Depreciation expense was $877,000 and $835,000 for the years ended December 31, 2019 and 2018, respectively.
Note 6 – Leases
The Corporation leases various office spaces, loan production offices, and specialty financing production offices under non-cancelable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.
In addition, the Corporation entered into a sublease for vacated office space which expires in 2023. As a result, the Corporation recognized an impairment of the corresponding right-of-use asset of $299,000 during the year ended December 31, 2019.
The components of total lease expense were as follows:

For the Year Ended December 31, 2019
(In Thousands)
Operating lease cost	$1,551
Short-term lease cost	257
Variable lease cost	493
Less: sublease income	(9)
Total lease cost, net	$2,292

Quantitative information regarding the Corporation’s operating leases was as follows:

December 31, 2019
Weighted-average remaining lease term (in years)	6.56
Weighted-average discount rate	3.09%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2020	$1,541
2021	1,382
2022	1,373
2023	1,015
2024	756
Thereafter	2,307
Total undiscounted cash flows	8,374
Discount on cash flows	(833)
Total lease liability	$7,541
Note 7 – Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2019 and 2018, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra in 2014.
The Corporation conducted its annual impairment test on July 1, 2019, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management determined no changes to factors occurred through December 31, 2019 that would negatively impact the goodwill test.
Other Intangible Assets
The Corporation has intangible assets that are amortized consisting of loan servicing rights and core deposit intangibles.
Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the years ended December 31, 2019 and 2018, loan servicing asset amortization totaled $374,000 and $786,000, respectively.
The estimated fair value of the Corporation’s loan servicing asset was $1.2 million and $1.3 million as of December 31, 2019 and 2018, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. During the years ended December 31, 2019 and 2018, impairment expense of $25,000 and $69,000, respectively, was recognized.
The core deposit intangible has a finite life and is amortized over a period of seven years. The net book value of the core deposit intangible was $60,000 and $100,000 as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, amortization totaled $40,000 and $47,000, respectively.
Note 8 – Other Assets

The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary beneficiary in any of these limited partnerships and the limited partnerships have not been consolidated. These investments are accounted for using the equity method of accounting and are evaluated for impairment at the end of each reporting period.

Historic Rehabilitation Tax Credits
The Corporation invests in development entities through BOC, Mitchell Street, and FBB Tax Credit, wholly-owned subsidiaries of FBB, to rehabilitate historic buildings. At December 31, 2019 and 2018, the net carrying value of the investments were $2.2 million and $1.7 million, respectively. During 2019, the Corporation contributed $9.4 million to these partnerships, recognized $5.2 million in federal historic tax credits, and $3.6 million in impairment related to these investments. During 2018, the Corporation contributed $2.0 million to these partnerships and recognized $2.5 million in federal historic tax credits and $1.6 million in impairment related to these investments. The state historic tax credits are sold to a third party resulting in a gain on sale of $413,000 during the year ended December 31, 2019. None were sold during the year ended December 31, 2018.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At December 31, 2019 and 2018, Rimrock Road had one CDE investment with a net carrying value of $5.6 million and $6.1 million respectively. The investment provides federal new market tax credits over the seven year compliance period through 2020. The remaining federal new market tax credit to be utilized was $450,000 as of December 31, 2019. The Corporation’s use of the federal new market tax credit during the years ended December 31, 2019 and 2018 was $450,000.
Other Investments
The Corporation has an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $54,000 and $600,000 recorded as of December 31, 2019 and 2018, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.1 million and $3.4 million as of December 31, 2019 and 2018, respectively. The Corporation’s equity investment in Aldine Capital Fund III, LP, also a mezzanine fund, totaled $1.3 million and $188,000 as of December 31, 2019 and 2018, respectively. The Corporation’s share of these partnerships’ income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018 was $1.4 million and $459,000, respectively. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2019 was $121,000. There were no losses included in other non-interest expense for the year ended December 31, 2018.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2019 and 2018 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets was as follows:

	December 31, 2019	December 31, 2018
	(In Thousands)
Accrued interest receivable	$5,760	$5,684
Net deferred tax asset	5,353	3,172
Investment in historic development entities	2,216	1,653
Investment in a community development entity	5,571	6,081
Investment in limited partnerships	4,476	4,176
Investment in Trust II	315	315
Fair value of interest rate swaps	18,346	4,637
Prepaid expenses	2,285	2,894
Other assets	4,184	6,039
Total accrued interest receivable and other assets	$48,506	$34,651

Note 9 – Deposits
The composition of deposits is shown below.

	December 31, 2019			December 31, 2018
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$293,573	$275,495	—%	$280,769	$241,529	—%
Interest-bearing transaction accounts	273,909	222,244	1.53	229,612	269,943	0.99
Money market accounts	674,409	617,341	1.71	516,045	491,756	1.09
Certificates of deposit	137,012	156,048	2.47	153,022	94,172	1.70
Wholesale deposits	151,476	225,302	2.27	275,851	302,440	1.95
Total deposits	$1,530,379	$1,496,430	1.53	$1,455,299	$1,399,840	1.11
A summary of annual maturities of certificates of deposit outstanding and wholesale deposits at December 31, 2019 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2020	$195,888
2021	56,744
2022	24,387
2023	867
2024	269
Thereafter	10,333
$288,488
Deposits include approximately $63.7 million and $61.9 million of certificates of deposit and wholesale deposits which are denominated in amounts of $250,000 or more at December 31, 2019 and 2018, respectively.
Note 10 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below.

	December 31, 2019			December 31, 2018
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$59	2.45%	$—	$119	2.43%
FHLB advances	295,000	286,464	2.17	274,500	274,382	2.06
Line of credit	—	—	—	—	3	4.47
Other borrowings	675	675	8.11	675	675	7.94
Subordinated notes payable(1)	23,707	24,502	7.45	23,769	23,739	6.64
Junior subordinated notes	10,047	10,040	11.08	10,033	10,025	11.10
	$329,429	$321,740	2.87	$308,977	$308,943	2.72
Short-term borrowings	$118,500			$136,500
Long-term borrowings	210,929			172,477
	$329,429			$308,977

(1)
Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.

The Corporation has a $507.6 million FHLB line of credit available for advances and open line borrowings which is collateralized as noted below. At December 31, 2019, $212.6 million of this line remained unused. There were no advances outstanding on the Corporation’s open line at December 31, 2019 and 2018. There were $295.0 million of term FHLB advances outstanding at December 31, 2019 with stated fixed interest rates ranging from 0.92% to 2.75% compared to $274.5 million of term FHLB advances outstanding at December 31, 2018 with stated fixed interest rates ranging from 1.29% to 2.75%. The term FHLB advances outstanding at December 31, 2019 are due at various dates through November 2029.
The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $507.6 million and $435.2 million were pledged as collateral at December 31, 2019 and 2018, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2019, the line of credit carried an interest rate of LIBOR + 2.75% with an interest rate floor of 3.125% that matured on February 20, 2020 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2019 and 2018 the Corporation incurred $13,000 additional interest expense due to this fee. There was no outstanding balance on the line of credit as of December 31, 2019. On February 19, 2020, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% and a maturity date of February 19, 2021.
The Corporation has subordinated notes payable. At December 31, 2019, the amount of subordinated notes payable outstanding was $23.7 million, which qualified for Tier 2 capital. At December 31, 2019, $15.0 million bore a fixed interest rate of 5.50% with a maturity date of August 15, 2029 and $9.1 million bore a fixed interest rate of 6.00% with a maturity date of April 15, 2027. The $15.0 million subordinated note payable has certain performance debt covenants of which the Corporation was in compliance. The Corporation may, at its option, redeem the notes, in whole or part, at any time after the fifth anniversary of issuance. As of December 31, 2019, $383,000 of debt issuance costs remain in the subordinated notes payable balance.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% junior subordinated notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. As of December 31, 2019, $268,000 of debt issuance costs remain reflected in junior subordinated notes on the Consolidated Balance Sheets.
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
Note 11 – Regulatory Capital
The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation regularly reviews and updates, when appropriate, its Capital and Liquidity Action Plan, which is designed to help ensure appropriate capital adequacy, to plan for future capital needs, and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
As of December 31, 2019, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of December 31, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$239,029	12.01%	$159,185	8.00%	$208,930	10.50%	N/A	N/A
First Business Bank	$233,181	11.79%	$158,177	8.00%	$207,607	10.50%	$197,721	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$194,456	9.77%	$119,388	6.00%	$169,134	8.50%	N/A	N/A
First Business Bank	212,315	10.74	118,633	6.00	168,063	8.50	158,177	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$184,409	9.27%	$89,541	4.50%	$139,286	7.70%	N/A	N/A
First Business Bank	212,315	10.74	88,974	4.50	138,405	7.00	128,519	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$194,456	9.27%	$83,950	4.00%	$83,950	4.00%	N/A	N/A
First Business Bank	212,315	10.18	83,414	4.00	83,414	4.00	104,268	5.00

	As of December 31, 2018
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$228,325	11.85%	$154,080	8.00%	$190,192	9.875%	N/A	N/A
First Business Bank	220,474	11.49	153,456	8.00	189,422	9.875	$191,820	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$181,175	9.41%	$115,560	6.00%	$151,672	7.875%	N/A	N/A
First Business Bank	197,093	10.27	115,092	6.00	151,058	7.875	$153,456	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$171,142	8.89%	$86,670	4.50%	$122,782	6.375%	N/A	N/A
First Business Bank	197,093	10.27	86,319	4.50	122,285	6.375	$124,683	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$181,175	9.33%	$77,648	4.00%	$77,648	4.00%	N/A	N/A
First Business Bank	197,093	10.20	77,301	4.00	77,301	4.00	$96,626	5.00%

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2019 and 2018, respectively:

	As of December 31,
	2019	2018
	(In Thousands)
Stockholders’ equity of the Corporation	$194,156	$180,707
Net unrealized and accumulated losses on specific items	1,348	1,684
Disallowed servicing assets	(629)	(751)
Disallowed goodwill and other intangibles	(10,466)	(10,498)
Junior subordinated notes	10,047	10,033
Tier 1 capital	194,456	181,175
Allowable general valuation allowances and subordinated debt	44,573	47,150
Total capital	$239,029	$228,325
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

	For the Year Ended December 31,
	2019	2018
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$23,324	$16,303
Less: earnings allocated to participating securities	502	240
Basic earnings allocated to common stockholders	$22,822	$16,063
Weighted-average common shares outstanding, excluding participating securities	8,515,375	8,640,198
Basic earnings per common share	$2.68	$1.86

Diluted earnings per common share
Earnings allocated to common stockholders, diluted	$22,822	$16,063
Weighted-average diluted common shares outstanding, excluding participating securities	8,515,375	8,640,198
Diluted earnings per common share	$2.68	$1.86

Note 13 – Share-Based Compensation
The Corporation adopted the Plan during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. The Plan authorized 185,000 shares, plus all shares previously available for grant under the 2012 Equity Incentive Plan (the “2012 Plan”). No new grants will be made under the 2012 Plan. As of December 31, 2019, 234,590 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.

Restricted Stock
Under the Plan, the Corporation may grant restricted stock awards, restricted stock units, and other stock based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
Beginning in 2019, the Corporation issued a combination of performance based restricted stock units and restricted stock awards to its executive officers. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROAE metric will be adjusted if there is a change in the expectation of ROAE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity was as follows:

	For the Year Ended December 31,
	2019		2018
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of year	131,621	$21.02	130,441	$21.43
Granted (1)	95,265	23.64	66,498	20.57
Vested	(48,207)	20.62	(46,034)	21.01
Forfeited	(1,744)	23.67	(19,284)	22.25
Nonvested balance as of end of year	176,935	22.51	131,621	21.02

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of December 31, 2019, the Corporation had $3.4 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.5 years.
Share-based compensation expense related to restricted stock included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Share-based compensation expense	$1,566	$1,004

Note 14 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $783,000 and $700,000, and for the years ended December 31, 2019 and 2018, respectively. Discretionary contributions of 4.1%, or $808,000, and 1.0%, or $180,000, were made in 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2019 and 2018 was $168,000 and $150,000, respectively. The present value of future payments under the remaining plan of $1.4 million and $1.3 million at December 31, 2019 and 2018, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.6 million and $6.0 million, respectively, at December 31, 2019 and cash surrender values and death benefits of approximately $2.5 million and $5.9 million, respectively, at December 31, 2018. The remaining balance of the cash surrender value of bank-owned life insurance of $40.2 million and $39.0 million as of December 31, 2019 and 2018, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.
Note 15 – Income Taxes
Income tax expense consists of the following:

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Current:
Federal	$1,483	$729
State	1,988	1,054
Current tax expense	3,471	1,783
Deferred:
Federal	(1,979)	(367)
State	(317)	(65)
Deferred tax benefit	(2,296)	(432)
Total income tax expense	$1,175	$1,351
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the period in which the temporary differences are expected to be recovered or settled. Effective January 1, 2018, the enactment of the Tax Cuts and Jobs Act reduced the corporate federal income tax rate to 21% from 35%. Net deferred tax assets are included in accrued interest receivable and other assets in the Consolidated Balance Sheets.

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2019	December 31, 2018
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,104	$5,424
SBA recourse reserve	352	785
Deferred compensation	1,335	1,045
State net operating loss carryforwards	526	571
Tax credit carryforwards	2,881	1,373
Non-accrual loan interest	864	1,472
Capital loss carryforwards	22	22
Unrealized losses on securities	464	579
Other	531	68
Total deferred tax assets before valuation allowance	12,079	11,339
Valuation allowance	—	—
Total deferred tax assets	12,079	11,339
Deferred tax liabilities:
Leasing and fixed asset activities	5,841	6,965
Loan servicing asset	337	358
Other	548	844
Total deferred tax liabilities	6,726	8,167
Net deferred tax asset	$5,353	$3,172
The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense is as follows:

	December 31, 2019	December 31, 2018
	(In Thousands)
Change in net deferred tax assets	$2,181	$588
Deferred taxes allocated to other comprehensive income	115	(156)
Deferred income tax benefit	$2,296	$432
Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In making the determination that the realization of the deferred tax was more likely than not, the Corporation considered several factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies, and expiration dates associated with operating loss carryforwards.
The Corporation had state net operating loss carryforwards of approximately $8.4 million and $9.1 million at December 31, 2019 and 2018, respectively, which can be used to offset future state taxable income. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established as of December 31, 2019.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Income before income tax expense	$24,499	$17,654
Tax expense at statutory federal rate of 21% applied to income before income tax expense	$5,145	$3,707
State income tax, net of federal effect	1,321	803
Tax-exempt security and loan income, net of TEFRA adjustments	(635)	(847)
Bank-owned life insurance	(252)	(250)
Tax credits, net	(4,503)	(2,157)
Other	99	95
Total income tax expense	$1,175	$1,351
Effective tax rate	4.80%	7.65%
There were no uncertain tax positions outstanding as of December 31, 2019 and 2018. As of December 31, 2019, tax years remaining open for the State of Wisconsin tax were 2015 through 2018. Federal tax years that remained open were 2016 through 2018. As of December 31, 2019, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.
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
At December 31, 2019, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $326.9 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between March 2021 and October 2036. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $18.3 million, included in accrued interest receivable and other assets, and as a derivative liability of $64,000, included in accrued interest payable and other liabilities. As of December 31, 2019, no interest rate swaps were in default.
At December 31, 2019, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $326.9 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March 2021 through October 2036. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet as a net derivative liability of $18.3 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $18.3 million and a gross derivative asset of $64,000. No right of offset existed with the dealer counterparty swaps as of December 31, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2019 and 2018 had an insignificant impact on the Consolidated Statements of Income.

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

As of December 31, 2019, the aggregate notional value of interest rate swaps designated as cash flow hedges was $54.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $2.4 million was recognized in other comprehensive income for the year ended December 31, 2019 and there was no ineffective portion of these hedges.

Information about the balance sheet location and fair value of the Corporation’s derivative instruments is below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2019	Accrued interest receivable and other assets	$18,346	Accrued interest payable and other liabilities	$18,346
December 31, 2018	Accrued interest receivable and other assets	$4,637	Accrued interest payable and other liabilities	$4,637
Derivatives designated as hedging instruments
December 31, 2019	Accumulated other comprehensive income (1)	$2,539	Accrued interest payable and other liabilities	$2,539
December 31, 2018	Accumulated other comprehensive income (1)	$142	Accrued interest payable and other liabilities	$142

(1)
The fair value of derivatives designated as hedging instruments included in accumulated other comprehensive income represent pre-tax amounts, which are reported net of tax on the Consolidated Balance Sheets.

Note 17 – Commitments and Contingencies
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of clients. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Financial Statements. The contract amounts reflect the extent of involvement the Bank has in these particular classes of financial instruments.
In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2019 and 2018, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2019	2018
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$555,374	$553,801
Standby letters of credit	8,918	12,436

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.3 million and $3.0 million at December 31, 2019 and 2018, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and For the Year Ended December 31,
	2019	2018
	(In Thousands)
Balance at the beginning of the period	$2,956	$2,849
SBA recourse provision	188	1,913
Charge-offs, net	(1,799)	(1,806)
Balance at the end of the period	$1,345	$2,956
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
Note 18 – Fair Value Disclosures
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$23,758	$—	$23,758
Municipal securities	—	160	—	160
Residential mortgage-backed securities - government issued	—	16,348	—	16,348
Residential mortgage-backed securities - government-sponsored enterprises	—	112,002	—	112,002
Commercial mortgage-backed securities - government issued	—	6,663	—	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	—	11,967	—	11,967
Other securities	—	2,235	—	2,235
Interest rate swaps	—	18,346	—	18,346
Liabilities:
Interest rate swaps	—	20,885	—	20,885

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$990	$—	$990
Municipal securities	—	5,886	—	5,886
Residential mortgage-backed securities - government issued	—	14,495	—	14,495
Residential mortgage-backed securities - government-sponsored enterprises	—	104,186	—	104,186
Commercial mortgage-backed securities - government issued	—	5,133	—	5,133
Commercial mortgage-backed securities - government-sponsored enterprises	—	5,292	—	5,292
Other securities	—	2,376	—	2,376
Interest rate swaps	—	4,637	—	4,637
Liabilities:
Interest rate swaps	—	4,779	—	4,779

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2019 or 2018 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,699	$15,699
Foreclosed properties	—	—	2,919	2,919
Loan servicing rights	—	—	1,195	1,195

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,706	$15,706
Foreclosed properties	—	—	2,547	2,547
Loan servicing rights	—	—	1,278	1,278
Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $15.7 million at December 31, 2019 and 2018 through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 50% as of the measurement date of December 31, 2019. The weighted average of those unobservable inputs was 22%. The majority of the impaired loans are considered collateral dependent loans or are supported by a SBA guaranty.
Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using a market approach or based on observable market data, typically a current appraisal, or based upon assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,102	$67,102	$61,202	$5,900	$—
Securities available-for-sale	173,133	173,133	—	173,133	—
Securities held-to-maturity	32,700	33,188	—	33,188	—
Loans held for sale	5,205	5,673	—	5,673	—
Loans and lease receivables, net	1,695,115	1,706,201	—	—	1,706,201
Federal Home Loan Bank stock	7,953	N/A	N/A	N/A	N/A
Accrued interest receivable	5,760	5,760	5,760	—	—
Interest rate swaps	18,346	18,346	—	18,346	—
Financial liabilities:
Deposits	1,530,379	1,532,517	1,241,891	290,626	—
Federal Home Loan Bank advances and other borrowings	319,382	319,507	—	319,507	—
Junior subordinated notes	10,047	9,970	—	—	9,970
Accrued interest payable	2,882	2,882	2,882	—	—
Interest rate swaps	20,885	20,885	—	20,885	—
Off-balance sheet items:
Standby letters of credit	63	63	—	—	63
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2018
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$86,546	$86,546	$67,246	$19,300	$—
Securities available-for-sale	138,358	138,358	—	138,358	—
Securities held-to-maturity	37,731	37,409	—	37,409	—
Loans held for sale	5,287	5,816	—	5,816	—
Loans and lease receivables, net	1,597,230	1,589,323	—	—	1,589,323
Federal Home Loan Bank stock	7,240	N/A	N/A	N/A	N/A
Accrued interest receivable	5,684	5,684	5,684	—	—
Interest rate swaps	4,637	4,637	—	4,637	—
Financial liabilities:
Deposits	1,455,299	1,453,482	1,026,648	426,834	—
Federal Home Loan Bank advances and other borrowings	298,944	294,127	—	294,127	—
Junior subordinated notes	10,033	9,955	—	—	9,955
Accrued interest payable	3,696	3,696	3,696	—	—
Interest rate swaps	4,779	4,779	—	4,779	—
Off-balance sheet items:
Standby letters of credit	59	59	—	—	59
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
Note 19 – Condensed Parent Only Financial Information
The following represents the condensed financial information of the Corporation only:
Condensed Balance Sheets

	December 31, 2019	December 31, 2018
	(In Thousands)
Assets
Cash and cash equivalents	$1,437	$3,699
Investments in subsidiaries, at equity	222,377	206,973
Premises and equipment, net	1,592	2,036
Right-of-use assets	4,234	—
Other assets	6,436	5,444
Total assets	$236,076	$218,152
Liabilities and Stockholders’ Equity
Junior subordinated notes and other borrowings	$33,754	$33,802
Lease liabilities	4,533	—
Accrued interest payable and other liabilities	3,633	3,643
Total liabilities	41,920	37,445
Stockholders’ equity	194,156	180,707
Total liabilities and stockholders’ equity	$236,076	$218,152

Condensed Statements of Income

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Net interest expense	$2,949	$2,703
Non-interest income
Consulting and rental income from consolidated subsidiaries	20,468	20,267
Other non-interest income	84	33
Total non-interest income	20,552	20,300
Non-interest expense	24,121	22,866
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	6,518	5,269
Income tax benefit	1,659	1,478
Loss before equity in undistributed net income of consolidated subsidiaries	4,859	3,791
Equity in undistributed net income of consolidated subsidiaries	28,183	20,094
Net income	$23,324	$16,303

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
	(In Thousands)
Operating activities
Net income	$23,324	$16,303
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(28,183)	(20,094)
Share-based compensation	1,566	1,004
Excess tax benefit from share-based compensation	(37)	(24)
Payments on operating lease liabilities	(547)	—
Net increase in other liabilities	843	321
Other, net	(750)	72
Net cash used in operating activities	(3,784)	(2,418)
Investing activities
Dividends received from subsidiaries	14,034	10,034
Net cash provided by investing activities	14,034	10,034
Financing activities
Net (decrease) increase in long-term borrowed funds	(48)	60
Proceeds from issuance of subordinated notes payable	15,000	—
Repayment of subordinated notes payable	(15,000)	—
Purchase of treasury stock	(7,248)	(533)
Cash dividends paid	(5,216)	(4,916)
Net cash used in financing activities	(12,512)	(5,389)
Net (decrease) increase in cash and due from banks	(2,262)	2,227
Cash and cash equivalents at the beginning of the period	3,699	1,472
Cash and cash equivalents at the end of the period	$1,437	$3,699

Note 20 – Condensed Quarterly Earnings (unaudited)

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$25,613	$25,438	$25,309	$25,679	$24,522	$23,563	$22,468	$20,722
Interest expense	7,139	8,662	8,457	7,925	7,407	6,469	5,537	4,520
Net interest income	18,474	16,776	16,852	17,754	17,115	17,094	16,931	16,202
Provision for loan and lease losses	1,472	1,349	(784)	49	983	(546)	2,579	2,476
Non-interest income	7,189	5,792	5,805	4,638	4,648	4,871	3,982	4,667
Non-interest expense	16,773	14,716	17,464	17,742	18,244	15,746	14,467	13,907
Income before income tax expense	7,418	6,503	5,977	4,601	2,536	6,765	3,867	4,486
Income tax expense (benefit)	1,650	1,418	(595)	(1,298)	(1,528)	1,464	578	837
Net income	$5,768	$5,085	$6,572	$5,899	$4,064	$5,301	$3,289	$3,649
Per common share:
Basic earnings	$0.67	$0.59	$0.75	$0.67	$0.46	$0.60	$0.38	$0.42
Diluted earnings	0.67	0.59	0.75	0.67	0.46	0.60	0.38	0.42
Dividends declared	0.15	0.15	0.15	0.15	0.14	0.14	0.14	0.14

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
First Business Financial Services, Inc.
Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2019.

Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information
None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2020 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.

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

Item 11. Executive Compensation
Information with respect to compensation for our directors and officers is included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2020 under the captions “Executive Compensation”, “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2020 under the caption “Principal Shareholders” is incorporated herein by reference. Information with respect to compensation plans in the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 24, 2020 under the caption “Equity Compensation Plan Information” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2020 under the captions “Related Party Transactions” and “Item 1 - Election of Directors” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2020 under the caption “Miscellaneous” is incorporated herein by reference.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

4.2	Description of Registrant’s Securities (filed herewith)

10.1*	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.2*	Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 10, 2017)

10.3*
Amended and Restated Agreement effective December 22, 2014 between First Business Bank and Corey A. Chambas (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.4*
First Amendment of Agreement by and between First Business Bank and Corey Chambas (Amended and Restated December 22, 2014)(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)

10.5*	Annual Cash Bonus Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2019)

10.6*	Offer Letter between the Company and David R. Seiler. accepted March 25, 2016 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 8, 2016)

10.7*
First Business Financial Services, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019)

10.8*	Form of Performance-Based Restricted Stock Unit Agreement (filed herewith)

10.9*	Form of Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

10.10*	Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

10.11*	Form of Performance-Based Restricted Stock Unit Agreement - Retiree (filed herewith)

10.12*	Form of Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

10.13*	Form of Performance-Based Restricted Stock Unit Exchange Agreement - Retiree (filed herewith)

10.14*	Form of Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

21	Subsidiaries of the Registrant

23	Consent of Crowe LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 27, 2020	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	February 27, 2020
Corey A. Chambas	(principal executive officer)

/s/ Edward G. Sloane, Jr.	Chief Financial Officer	February 27, 2020
Edward G. Sloane, Jr.	(principal financial officer)

/s/ Peggy J. Stebbins	Chief Accounting Officer & Controller	February 27, 2020
Peggy J. Stebbins	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 27, 2020
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 27, 2020
Laurie S. Benson

/s/ Mark D. Bugher	Director	February 27, 2020
Mark D. Bugher

/s/ Carla C. Chavarria	Director	February 27, 2020
Carla C. Chavarria

/s/ Jan A. Eddy	Director	February 27, 2020
Jan A. Eddy

/s/ John J. Harris	Director	February 27, 2020
John J. Harris

/s/ Ralph R. Kauten	Director	February 27, 2020
Ralph R. Kauten

/s/ Timothy J. Keane	Director	February 27, 2020
Timothy J. Keane

/s/ W. Kent Lorenz	Director	February 27, 2020
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 27, 2020
Daniel P. Olszewski

/s/ Carol P. Sanders	Director	February 27, 2020
Carol P. Sanders