Form 10-Q
period 2020-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2020-04-24
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 23, 2020 was 8,523,863 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$15,427	$16,107
Short-term investments	79,559	50,995
Cash and cash equivalents	94,986	67,102
Securities available-for-sale, at fair value	175,564	173,133
Securities held-to-maturity, at amortized cost	30,774	32,700
Loans held for sale	6,331	5,205
Loans and leases receivable, net of allowance for loan and lease losses of $22,748 and $19,520, respectively	1,720,651	1,695,115
Premises and equipment, net	2,427	2,557
Foreclosed properties	1,669	2,919
Right-of-use assets	6,590	6,906
Bank-owned life insurance	51,056	42,761
Federal Home Loan Bank stock, at cost	9,733	7,953
Goodwill and other intangible assets	11,872	11,922
Accrued interest receivable and other assets	84,721	48,506
Total assets	$2,196,374	$2,096,779
Liabilities and Stockholders’ Equity
Deposits	$1,500,126	$1,530,379
Federal Home Loan Bank advances and other borrowings	412,892	319,382
Junior subordinated notes	10,051	10,047
Lease liabilities	7,211	7,541
Accrued interest payable and other liabilities	70,437	35,274
Total liabilities	2,000,717	1,902,623
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,226,404 and 9,162,720 shares issued, 8,571,134 and 8,566,044 shares outstanding at March 31, 2020 and December 31, 2019, respectively	92	92
Additional paid-in capital	81,605	81,188
Retained earnings	130,973	129,105
Accumulated other comprehensive loss	(685)	(1,348)
Treasury stock, 655,270 and 596,676 shares at March 31, 2020 and December 31, 2019, respectively, at cost	(16,328)	(14,881)
Total stockholders’ equity	195,657	194,156
Total liabilities and stockholders’ equity	$2,196,374	$2,096,779

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$21,849	$24,207
Securities	1,188	1,095
Short-term investments	335	377
Total interest income	23,372	25,679
Interest expense
Deposits	4,116	5,796
Federal Home Loan Bank advances and other borrowings	1,929	1,855
Junior subordinated notes	277	274
Total interest expense	6,322	7,925
Net interest income	17,050	17,754
Provision for loan and lease losses	3,182	49
Net interest income after provision for loan and lease losses	13,868	17,705
Non-interest income
Private wealth management service fees	2,112	1,927
Gain on sale of Small Business Administration loans	265	242
Service charges on deposits	818	777
Loan fees	485	414
Increase in cash surrender value of bank-owned life insurance	295	292
Net loss on sale of securities	(4)	—
Commercial loan swap fees	1,681	473
Other non-interest income	762	513
Total non-interest income	6,414	4,638
Non-interest expense
Compensation	11,052	10,165
Occupancy	572	590
Professional fees	819	1,210
Data processing	677	581
Marketing	461	482
Equipment	291	389
Computer software	889	799
FDIC insurance	208	293
Collateral liquidation costs (recovery)	121	(91)
Net loss on foreclosed properties	102	—
Tax credit investment impairment	113	2,014
SBA recourse provision	25	481
Other non-interest expense	816	829
Total non-interest expense	16,146	17,742
Income before income tax expense (benefit)	4,136	4,601
Income tax expense (benefit)	858	(1,298)
Net income	$3,278	$5,899
Earnings per common share

Basic	$0.38	$0.67
Diluted	0.38	0.67
Dividends declared per share	0.165	0.15

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In Thousands)
Net income	$3,278	$5,899
Other comprehensive income, before tax
Securities available-for-sale:
Unrealized securities gains arising during the period	4,501	1,311
Reclassification adjustment for net loss realized in net income	4	—
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	10	14
Interest rate swaps:
Unrealized losses on interest rate swaps arising during the period	(3,625)	(950)
Income tax expense	(227)	(96)
Total other comprehensive income	663	279
Comprehensive income	$3,941	$6,178

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2019	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	5,899	—	—	5,899
Other comprehensive income	—	—	—	—	279	—	279
Share-based compensation - restricted shares, net	49,730	—	318	—	—	—	318
Cash dividends ($0.15 per share)	—	—	—	(1,312)	—	—	(1,312)
Treasury stock purchased	(70,074)	—	—	—	—	(1,478)	(1,478)
Balance at March 31, 2019	8,765,136	91	79,941	115,584	(1,405)	(9,111)	185,100

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	3,278	—	—	3,278
Other comprehensive income	—	—	—	—	663	—	663
Share-based compensation - restricted shares, net	63,684	—	417	—	—	—	417
Cash dividends ($0.165 per share)	—	—	—	(1,410)	—	—	(1,410)
Treasury stock purchased	(58,594)	—	—	—	—	(1,447)	(1,447)
Balance at March 31, 2020	8,571,134	92	81,605	130,973	(685)	(16,328)	195,657

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In Thousands)
Operating activities
Net income	$3,278	$5,899
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(26)	(1,150)
Impairment of tax credit investments	113	2,014
Provision for loan and lease losses	3,182	49
SBA recourse provision	25	481
Depreciation, amortization and accretion, net	806	651
Share-based compensation	417	318
Net loss on sale of securities	4	—
Increase in bank-owned life insurance policies	(295)	(292)
Origination of loans for sale	(15,709)	(9,277)
Sale of loans originated for sale	14,848	9,358
Gain on sale of SBA loans	(265)	(242)
Net loss on foreclosed properties, including impairment valuation	102	—
Excess tax expense (benefit) from share-based compensation	18	(5)
Payments on operating leases	(387)	(379)
Payments received on operating leases	28	—
Net increase in accrued interest receivable and other assets	(40,050)	(6,144)
Net increase in accrued interest payable and other liabilities	35,138	9,382
Net cash provided by operating activities	1,227	10,663
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	9,458	5,653
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,910	1,795
Proceeds from sale of available-for-sale securities	839	—
Purchases of available-for-sale securities	(8,286)	(22,812)
Proceeds from sale of foreclosed properties	1,148	—
Net increase in loans and leases	(28,719)	(38,893)
Returns of investments in limited partnerships	—	281
Investment in historic development entities	(259)	(2,137)
Distributions from historic development entities	30	—
Investment in Federal Home Loan Bank stock	(2,040)	(1,260)
Proceeds from the sale of Federal Home Loan Bank stock	260	1,865
Purchases of leasehold improvements and equipment, net	(88)	—
Purchases of bank-owned life insurance policies	(8,000)	—
Net cash used in investing activities	(33,747)	(55,508)
Financing activities
Net (decrease) increase in deposits	(30,253)	46,407
Repayment of Federal Home Loan Bank advances	(166,500)	(165,000)
Proceeds from Federal Home Loan Bank advances	260,000	136,000
Net increase in long-term borrowed funds	14	17
Cash dividends paid	(1,410)	(1,312)
Purchase of treasury stock	(1,447)	(1,478)
Net cash provided by financing activities	60,404	14,634
Net increase (decrease) in cash and cash equivalents	27,884	(30,211)
Cash and cash equivalents at the beginning of the period	67,102	86,546
Cash and cash equivalents at the end of the period	$94,986	$56,335
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$7,250	$7,761
Income taxes received	(8)	(1)
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	8,505
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and greater the greater Kansas City Metro. FBB also offers private wealth management services through First Business Trust & Investments (“FBTI”) and bank consulting services through First Business Consulting Services (“FBCS”), both divisions of FBB. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. FBB has the following wholly owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2020. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2019.
Adoption of New Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The ASU amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Corporation adopted the accounting standard during the first quarter of 2020. The adoption of the standard did not have a material impact on the Corporation’s results of operations, financial position, and liquidity.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40).” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Implementation costs incurred in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendment also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and in the same income statement line item as the fees associated with the hosting element. The Corporation adopted the accounting standard during the first quarter of 2020. The adoption of the standard did not have a material impact on the Corporation’s results of operations, financial position, and liquidity.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as CECL. The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope under which the Corporation has the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 2020 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and will be deferring adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Corporation’s approach throughout the deferral period.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on its results of operations, financial position, and liquidity.

Note 2 — Significant Events

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Corporation activated its Pandemic Preparedness Plan to protect the health of employees and clients, which includes temporarily limiting lobby hours and transitioning the vast majority of the Corporation’s workforce to remote work. Nonetheless, the Corporation has not incurred any significant disruptions to its business activities.
The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Corporation serves, including retail, hospitality, entertainment and restaurants and food services. As of March 31, 2020, the Corporation’s aggregate outstanding exposure in these segments was $171.2 million, or 9.8% of the Corporation’s gross loans and leases. Based on management’s current assessment of the increased inherit risk in the loan portfolio, first quarter 2020 results included an additional $3.1 million in provision for loan and lease losses, pre-tax. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.
To work with clients impacted by COVID-19, the Corporation is offering short-term (i.e., six months or less) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. As of March 31, 2020, the Corporation entered into 64 loan modification agreements with respect to $59.8 million of loans outstanding. As of April 22, 2020, the Corporation entered into 267 loan modification agreements with respect to $196.6 million of loans outstanding. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loan will not be reported as past due during the deferral period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a $2 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. As of April 22, 2020, the Corporation had received over 600 applications from existing clients, received conditional approval from the SBA in excess of $300 million, disbursed approximately $280 million in funds, and is expected to generate processing fee income of approximately $8.5 million. Management expects to fund these short-term loans through a combination of excess cash held at the Federal Reserve, short-term Federal Home Loan Bank (“FHLB”) advances, and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).
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

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$3,278	$5,899
Less: earnings allocated to participating securities	78	108
Basic earnings allocated to common stockholders	$3,200	$5,791
Weighted-average common shares outstanding, excluding participating securities	8,388,666	8,621,221
Basic earnings per common share	$0.38	$0.67

Diluted earnings per common share
Earnings allocated to common stockholders, diluted	$3,200	$5,791
Weighted-average diluted common shares outstanding, excluding participating securities	8,388,666	8,621,221
Diluted earnings per common share	$0.38	$0.67

Note 4 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2020, 153,381 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.

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
The Corporation also issues a combination of performance based restricted stock units and restricted stock awards to its executive officers. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROAE metric will be adjusted if there is a change in the expectation of ROAE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2019 and the three months ended March 31, 2020 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2019	131,621	$21.02
Granted	95,265	23.64
Vested	(48,207)	20.62
Forfeited	(1,744)	23.67
Nonvested balance as of December 31, 2019	176,935	22.51
Granted (1)	68,845	27.26
Vested	(14,239)	22.21
Forfeited	(5,696)	22.22
Nonvested balance as of March 31, 2020	225,845	$23.98

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of March 31, 2020, the Corporation had $4.7 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.71 years.

For the three months ended March 31, 2020 and 2019, share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was $417,000 and $318,000, respectively.

Note 5 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$23,089	$143	$(15)	$23,217
Municipal securities	4,862	116	—	4,978
Residential mortgage-backed securities - government issued	13,267	667	—	13,934
Residential mortgage-backed securities - government-sponsored enterprises	108,507	3,633	—	112,140
Commercial mortgage-backed securities - government issued	6,411	85	(30)	6,466
Commercial mortgage-backed securities - government-sponsored enterprises	11,904	674	—	12,578
Other securities	2,205	46	—	2,251
	$170,245	$5,364	$(45)	$175,564

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$23,616	$152	$(10)	$23,758
Municipal securities	160	—	—	160
Residential mortgage-backed securities - government issued	16,119	234	(5)	16,348
Residential mortgage-backed securities - government-sponsored enterprises	111,561	847	(406)	112,002
Commercial mortgage-backed securities - government issued	6,705	45	(87)	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	11,953	23	(9)	11,967
Other securities	2,205	30	—	2,235
	$172,319	$1,331	$(517)	$173,133

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$18,800	$299	$(36)	$19,063
Residential mortgage-backed securities - government issued	5,336	151	—	5,487
Residential mortgage-backed securities - government-sponsored enterprises	4,624	151	—	4,775
Commercial mortgage-backed securities - government-sponsored enterprises	2,014	273	—	2,287
	$30,774	$874	$(36)	$31,612

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$19,727	$335	$(8)	$20,054
Residential mortgage-backed securities - government issued	5,776	19	(9)	5,786
Residential mortgage-backed securities - government-sponsored enterprises	5,183	51	(23)	5,211
Commercial mortgage-backed securities - government-sponsored enterprises	2,014	123	—	2,137
	$32,700	$528	$(40)	$33,188

U.S. government agency securities - government-sponsored enterprises represent securities issued by the Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were one and no sales of available-for-sale securities that occurred during the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, securities with a fair value of $67.9 million and $30.3 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
The amortized cost and fair value of securities by contractual maturity at March 31, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,160	$1,167	$1,465	$1,471
Due in one year through five years	7,264	7,459	12,613	12,750
Due in five through ten years	33,217	34,677	12,654	13,198
Due in over ten years	128,604	132,261	4,042	4,193
	$170,245	$175,564	$30,774	$31,612

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2020 and December 31, 2019. At March 31, 2020, the Corporation held four available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have generally declined in value due to the current interest rate environment. At March 31, 2020, the Corporation held three available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2020 and 2019.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$4,318	$15	$—	$—	$4,318	$15
Commercial mortgage-backed securities - government issued	—	—	3,962	30	3,962	30
	$4,318	$15	$3,962	$30	$8,280	$45

	As of December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$4,363	$10	$—	$—	$4,363	$10
Residential mortgage-backed securities - government issued	4,619	5	—	—	4,619	5
Residential mortgage-backed securities - government-sponsored enterprises	36,972	253	11,304	153	48,276	406
Commercial mortgage-backed securities - government issued	—	—	4,727	87	4,727	87
Commercial mortgage-backed securities - government-sponsored enterprises	2,245	4	1,047	5	3,292	9
	$48,199	$272	$17,078	$245	$65,277	$517

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2020 and December 31, 2019. At March 31, 2020, the Corporation held two held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have generally declined in value due to the current interest rate environment. There were no held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of March 31, 2020. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2020 and 2019.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$470	$36	$—	$—	$470	$36

	As of December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$499	$8	$—	$—	$499	$8
Residential mortgage-backed securities - government issued	—	—	1,887	9	1,887	9
Residential mortgage-backed securities - government-sponsored enterprises	1,364	5	2,144	18	3,508	23
	$1,863	$13	$4,031	$27	$5,894	$40

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$224,075	$226,614
Commercial real estate — non-owner occupied	511,363	516,652
Land development	48,045	51,097
Construction	131,060	109,057
Multi-family	211,594	217,322
1-4 family	34,220	33,359
Total commercial real estate	1,160,357	1,154,101
Commercial and industrial	519,900	503,402
Direct financing leases, net	26,833	28,203
Consumer and other:
Home equity and second mortgages	6,513	7,006
Other	30,416	22,664
Total consumer and other	36,929	29,670
Total gross loans and leases receivable	1,744,019	1,715,376
Less:
Allowance for loan and lease losses	22,748	19,520
Deferred loan fees	620	741
Loans and leases receivable, net	$1,720,651	$1,695,115

The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
SBA 7(a) loans	$41,642	$40,402
SBA 504 loans	22,275	20,592
SBA Express loans and lines of credit	1,759	1,781
Total SBA loans	$65,676	$62,775
As of March 31, 2020 and December 31, 2019, $13.9 million and $12.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended March 31, 2020 and 2019 was $2.7 million and $2.3 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2020 and 2019 have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2020 and December 31, 2019 was $69.6 million and $73.8 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended March 31, 2020 and 2019 was $11.9 million and $6.8 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2020 and December 31, 2019 was $149.7 million and $142.8 million, respectively. As of March 31, 2020 and December 31, 2019, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $255.4 million and $244.6 million, respectively. No loans in this participation portfolio were considered impaired as of March 31, 2020 and December 31, 2019. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 was $472,000 and $492,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	March 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$177,478	$19,051	$19,552	$7,994	$224,075
Commercial real estate — non-owner occupied	446,724	49,496	15,143	—	511,363
Land development	46,161	432	—	1,452	48,045
Construction	130,972	—	88	—	131,060
Multi-family	200,050	11,544	—	—	211,594
1-4 family	30,178	1,828	1,604	610	34,220
Total commercial real estate	1,031,563	82,351	36,387	10,056	1,160,357
Commercial and industrial	400,587	30,770	70,704	17,839	519,900
Direct financing leases, net	19,752	463	6,618	—	26,833
Consumer and other:
Home equity and second mortgages	5,822	605	86	—	6,513
Other	30,280	—	—	136	30,416
Total consumer and other	36,102	605	86	136	36,929
Total gross loans and leases receivable	$1,488,004	$114,189	$113,795	$28,031	$1,744,019
Category as a % of total portfolio	85.32%	6.55%	6.52%	1.61%	100.00%

	December 31, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$187,728	$18,455	$16,399	$4,032	$226,614
Commercial real estate — non-owner occupied	459,821	55,524	1,307	—	516,652
Land development	49,132	439	—	1,526	51,097
Construction	108,959	—	98	—	109,057
Multi-family	205,750	11,572	—	—	217,322
1-4 family	29,284	1,843	1,759	473	33,359
Total commercial real estate	1,040,674	87,833	19,563	6,031	1,154,101
Commercial and industrial	398,445	34,478	55,904	14,575	503,402
Direct financing leases, net	21,282	579	6,342	—	28,203
Consumer and other:
Home equity and second mortgages	6,307	610	89	—	7,006
Other	22,517	—	—	147	22,664
Total consumer and other	28,824	610	89	147	29,670
Total gross loans and leases receivable	$1,489,225	$123,500	$81,898	$20,753	$1,715,376
Category as a % of total portfolio	86.82%	7.20%	4.77%	1.21%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$216,081	$216,081
Non-owner occupied	—	—	—	—	511,363	511,363
Land development	—	—	—	—	46,593	46,593
Construction	—	—	—	—	131,060	131,060
Multi-family	—	—	—	—	211,594	211,594
1-4 family	—	—	—	—	33,744	33,744
Commercial and industrial	2,970	221	—	3,191	498,870	502,061
Direct financing leases, net	—	—	—	—	26,833	26,833
Consumer and other:
Home equity and second mortgages	—	—	—	—	6,513	6,513
Other	—	—	—	—	30,280	30,280
Total	2,970	221	—	3,191	1,712,931	1,716,122
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	3,892	3,892	4,102	7,994
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	1,452	1,452
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	476	476	—	476
Commercial and industrial	1,841	—	9,416	11,257	6,582	17,839
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	136	136	—	136
Total	1,841	—	13,920	15,761	12,136	27,897
Total loans and leases
Commercial real estate:
Owner occupied	—	—	3,892	3,892	220,183	224,075
Non-owner occupied	—	—	—	—	511,363	511,363
Land development	—	—	—	—	48,045	48,045
Construction	—	—	—	—	131,060	131,060
Multi-family	—	—	—	—	211,594	211,594
1-4 family	—	—	476	476	33,744	34,220
Commercial and industrial	4,811	221	9,416	14,448	505,452	519,900
Direct financing leases, net	—	—	—	—	26,833	26,833
Consumer and other:
Home equity and second mortgages	—	—	—	—	6,513	6,513
Other	—	—	136	136	30,280	30,416
Total	$4,811	$221	$13,920	$18,952	$1,725,067	$1,744,019
Percent of portfolio	0.28%	0.01%	0.80%	1.09%	98.91%	100.00%

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$222,582	$222,582
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	48,581	49,571
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	—	—	—	33,026	33,026
Commercial and industrial	2,707	52	—	2,759	486,068	488,827
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	—	—	22,517	22,517
Total	3,016	1,042	—	4,058	1,690,705	1,694,763
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	3,690	4,032
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	1,526	1,526
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	333	—	333	—	333
Commercial and industrial	4,368	2,717	3,123	10,208	4,367	14,575
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	147	147	—	147
Total	4,368	3,050	3,612	11,030	9,583	20,613
Total loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	226,272	226,614
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	50,107	51,097
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	333	—	333	33,026	33,359
Commercial and industrial	7,075	2,769	3,123	12,967	490,435	503,402
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	147	147	22,517	22,664
Total	$7,384	$4,092	$3,612	$15,088	$1,700,288	$1,715,376
Percent of portfolio	0.43%	0.24%	0.21%	0.88%	99.12%	100.00%

The Corporation’s total impaired assets consisted of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$7,994	$4,032
Commercial real estate — non-owner occupied	—	—
Land development	1,452	1,526
Construction	—	—
Multi-family	—	—
1-4 family	476	333
Total non-accrual commercial real estate	9,922	5,891
Commercial and industrial	17,839	14,575
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	136	147
Total non-accrual consumer and other loans	136	147
Total non-accrual loans and leases	27,897	20,613
Foreclosed properties, net	1,669	2,919
Total non-performing assets	29,566	23,532
Performing troubled debt restructurings	134	140
Total impaired assets	$29,700	$23,672

	March 31, 2020	December 31, 2019
Total non-accrual loans and leases to gross loans and leases	1.60%	1.20%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.69	1.37
Total non-performing assets to total assets	1.35	1.12
Allowance for loan and lease losses to gross loans and leases	1.30	1.14
Allowance for loan and lease losses to non-accrual loans and leases	81.54	94.70
As of March 31, 2020 and December 31, 2019, $18.3 million and $15.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. The Corporation has allocated $3.2 million and $2.7 million of specific reserves to troubled debt restructurings as of March 31, 2020 and December 31, 2019, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of March 31, 2020.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended March 31,
	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	2	$299	$299	—	$—	$—
Commercial and industrial	4	1,426	1,413	4	2,077	2,077
Total	6	$1,725	$1,712	4	$2,077	$2,077

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the three months ended March 31, 2020 and 2019, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There was one commercial and industrial loan for $2.1 million and two owner-occupied commercial real estate loans for $3.6 million modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2020. There were no loans and leases modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2019.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Three Months Ended March 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,320	$4,320		$—	$3,218		$28		$—	$28
Non-owner occupied	—	—		—	—		—		—	—
Land development	1,452	5,749		—	1,491		10		—	10
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	610	615		—	470		10		4	6
Commercial and industrial	6,488	8,261		—	13,313		181		5	176
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	136	802		—	141		11		—	11
Total	13,006	19,747		—	18,633		240		9	231
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,674	5,034		1,206	1,124		101		—	101
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	11,351	12,947		2,596	2,387		260		—	260
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	—	—		—	—		—		—	—
Total	15,025	17,981		3,802	3,511		361		—	361
Total:
Commercial real estate:
Owner occupied	7,994	9,354		1,206	4,342		129		—	129
Non-owner occupied	—	—		—	—		—		—	—
Land development	1,452	5,749		—	1,491		10		—	10
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	610	615		—	470		10		4	6
Commercial and industrial	17,839	21,208		2,596	15,700		441		5	436
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	136	802		—	141		11		—	11
Grand total	$28,031	$37,728		$3,802	$22,144		$601		$9	$592

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2019
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$387	$387	$—	$3,285	$64	$355	$(291)
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	4,779	6,549	—	14,479	1,073	379	694
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Total	7,312	14,050	—	20,212	1,257	793	464
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,645	5,004	1,082	1,511	414	—	414
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	9,796	11,179	2,283	2,367	1,022	—	1,022
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	13,441	16,183	3,365	3,878	1,436	—	1,436
Total:
Commercial real estate:
Owner occupied	4,032	5,391	1,082	4,796	478	355	123
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	14,575	17,728	2,283	16,846	2,095	379	1,716
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Grand total	$20,753	$30,233	$3,365	$24,090	$2,693	$793	$1,900

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $9.7 million and $9.5 million as of March 31, 2020 and December 31, 2019, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $134,000 and $140,000 of loans as of March 31, 2020 and December 31, 2019, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	—	(125)	(6)	(131)
Recoveries	1	176	—	177
Net recoveries (charge-offs)	1	51	(6)	46
Provision for loan and lease losses	1,744	1,193	245	3,182
Ending balance	$12,597	$9,322	$829	$22,748

	As of and for the Three Months Ended March 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(48)	—	(48)
Recoveries	1	19	3	23
Net recoveries (charge-offs)	1	(29)	3	(25)
Provision for loan and lease losses	(458)	435	72	49
Ending balance	$11,205	$8,485	$759	$20,449

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of March 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$11,391	$6,726	$829	$18,946
Individually evaluated for impairment	1,206	2,596	—	3,802
Total	$12,597	$9,322	$829	$22,748
Loans and lease receivables:
Collectively evaluated for impairment	$1,150,301	$528,894	$36,793	$1,715,988
Individually evaluated for impairment	10,056	17,839	136	28,031
Total	$1,160,357	$546,733	$36,929	$1,744,019

	As of December 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,770	$5,795	$590	$16,155
Individually evaluated for impairment	1,082	2,283	—	3,365
Total	$10,852	$8,078	$590	$19,520
Loans and lease receivables:
Collectively evaluated for impairment	$1,148,070	$517,030	$29,523	$1,694,623
Individually evaluated for impairment	6,031	14,575	147	20,753
Total	$1,154,101	$531,605	$29,670	$1,715,376

Note 7 — Leases
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

The components of total lease expense were as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In Thousands)
Operating lease cost	$372	$391
Short-term lease cost	74	71
Variable lease cost	127	133
Less: sublease income	(28)	—
Total lease cost, net	$545	$595

Quantitative information regarding the Corporation’s operating leases was as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	6.39	6.56
Weighted-average discount rate	3.09%	3.09%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating leases liabilities:

(In Thousands)
2020	$1,155
2021	1,382
2022	1,373
2023	1,015
2024	756
Thereafter	2,307
Total undiscounted cash flows	7,988
Discount on cash flows	(777)
Total lease liability	$7,211

Note 8 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)
Accrued interest receivable	$5,298	$5,760
Net deferred tax asset	5,156	5,353
Investment in historic development entities	2,445	2,216
Investment in a community development entity	5,444	5,571
Investment in limited partnerships	4,938	4,476
Investment in Trust II	315	315
Fair value of interest rate swaps	53,096	18,346
Prepaid expenses	2,674	2,285
Other assets	5,355	4,184
Total accrued interest receivable and other assets	$84,721	$48,506

Note 9 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	March 31, 2020			December 31, 2019
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$301,657	$291,178	—%	$293,573	$275,495	—%
Interest-bearing transaction accounts	343,064	271,531	0.95	273,909	222,244	1.53
Money market accounts	609,883	669,482	1.12	674,409	617,341	1.71
Certificates of deposit	128,695	134,000	2.24	137,012	156,048	2.47
Wholesale deposits	116,827	132,468	2.57	151,476	225,302	2.27
Total deposits	$1,500,126	$1,498,659	1.10	$1,530,379	$1,496,430	1.53

Note 10 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	March 31, 2020			December 31, 2019
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$59	2.45%
FHLB advances	388,500	325,929	1.91	295,000	286,464	2.17
Other borrowings	675	675	8.09	675	675	8.11
Subordinated notes payable(1)	23,717	23,710	5.95	23,707	24,502	7.45
Junior subordinated notes	10,051	10,048	11.04	10,047	10,040	11.08
	$422,943	$360,362	2.45	$329,429	$321,740	2.87

Short-term borrowings	$162,000			$118,500
Long-term borrowings	260,943			210,929
	$422,943			$329,429

(1)
Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.

As of March 31, 2020 and December 31, 2019, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2020, the Corporation pays a commitment fee on this line of credit. During both the three months ended March 31, 2020 and 2019, the Corporation incurred interest expense due to this fee of $3,000.

Note 11 — Commitments and Contingencies
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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.1 million at March 31, 2020, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended March 31,
	2020	2019
	(In Thousands)
Balance at the beginning of the period	$1,345	$2,956
SBA recourse provision	25	481
Charge-offs, net	(284)	(161)
Balance at the end of the period	$1,086	$3,276

Note 12 — Fair Value Disclosures
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$23,217	$—	$23,217
Municipal securities	—	4,978	—	4,978
Residential mortgage-backed securities - government issued	—	13,934	—	13,934
Residential mortgage-backed securities - government-sponsored enterprises	—	112,140	—	112,140
Commercial mortgage-backed securities - government issued	—	6,466	—	6,466
Commercial mortgage-backed securities - government-sponsored enterprises	—	12,578	—	12,578
Other securities	—	2,251	—	2,251
Interest rate swaps	—	53,096	—	53,096
Liabilities:
Interest rate swaps	—	59,260	—	59,260

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$23,758	$—	$23,758
Municipal securities	—	160	—	160
Residential mortgage-backed securities - government issued	—	16,348	—	16,348
Residential mortgage-backed securities - government-sponsored enterprises	—	112,002	—	112,002
Commercial mortgage-backed securities - government issued	—	6,663	—	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	—	11,967	—	11,967
Other securities	—	2,235	—	2,235
Interest rate swaps	—	18,346	—	18,346
Liabilities:
Interest rate swaps	—	20,885	—	20,885

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2020 or the year ended December 31, 2019 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$18,028	$18,028
Foreclosed properties	—	—	1,669	1,669
Loan servicing rights	—	—	1,154	1,154

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,699	$15,699
Foreclosed properties	—	—	2,919	2,919
Loan servicing rights	—	—	1,195	1,195

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $18.0 million and $15.7 million at March 31, 2020 and December 31, 2019, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 5% - 91% as of the measurement date of March 31, 2020. The weighted average of those unobservable inputs was 26%. The majority of the impaired loans are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$94,986	$94,986	$89,086	$5,900	$—
Securities available-for-sale	175,564	175,564	—	175,564	—
Securities held-to-maturity	30,774	31,612	—	31,612	—
Loans held for sale	6,331	6,901	—	6,901	—
Loans and lease receivables, net	1,720,651	1,732,650	—	—	1,732,650
Federal Home Loan Bank stock	9,733	N/A	N/A	N/A	N/A
Accrued interest receivable	5,298	5,298	5,298	—	—
Interest rate swaps	53,096	53,096	—	53,096	—
Financial liabilities:
Deposits	1,500,126	1,501,956	1,254,605	247,351	—
Federal Home Loan Bank advances and other borrowings	412,892	415,486	—	415,486	—
Junior subordinated notes	10,051	9,974	—	—	9,974
Accrued interest payable	1,954	1,954	1,954	—	—
Interest rate swaps	59,260	59,260	—	59,260	—
Off-balance sheet items:
Standby letters of credit	51	51	—	—	51
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,102	$67,102	$61,202	$5,900	$—
Securities available-for-sale	173,133	173,133	—	173,133	—
Securities held-to-maturity	32,700	33,188	—	33,188	—
Loans held for sale	5,205	5,673	—	5,673	—
Loans and lease receivables, net	1,695,115	1,706,201	—	—	1,706,201
Federal Home Loan Bank stock	7,953	N/A	N/A	N/A	N/A
Accrued interest receivable	5,760	5,760	5,760	—	—
Interest rate swaps	18,346	18,346	—	18,346	—
Financial liabilities:
Deposits	1,530,379	1,532,517	1,241,891	290,626	—
Federal Home Loan Bank advances and other borrowings	319,382	319,507	—	319,507	—
Junior subordinated notes	10,047	9,970	—	—	9,970
Accrued interest payable	2,882	2,282	2,282	—	—
Interest rate swaps	20,885	20,885	—	20,885	—
Off-balance sheet items:
Standby letters of credit	63	63	—	—	63

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

Note 13 — Derivative Financial Instruments
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
At March 31, 2020, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $397.7 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between March 2021 and October 2036. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $53.1 million, included in accrued interest receivable and other assets. As of March 31, 2020, no interest rate swaps were in default.
At March 31, 2020, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $397.7 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March 2021 through October 2036. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $53.1 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $53.1 million and no gross derivative asset. No right of offset existed with dealer counterparty swaps as of March 31, 2020.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2020 and 2019 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of March 31, 2020, the aggregate notional value of interest rate swaps designated as cash flow hedges was $84.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $3.6 million was recognized in other comprehensive income for the three months ended March 31, 2020, and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2020	Accrued interest receivable and other assets	$53,096	Accrued interest payable and other liabilities	$53,096
December 31, 2019	Accrued interest receivable and other assets	$18,346	Accrued interest payable and other liabilities	$18,346
Derivatives designated as hedging instruments
March 31, 2020	Accumulated other comprehensive income (1)	$6,164	Accrued interest payable and other liabilities	$6,164
December 31, 2019	Accumulated other comprehensive income (1)	$2,539	Accrued interest payable and other liabilities	$2,539

(1)
The fair value of derivatives designated as hedging instruments included in accumulated other comprehensive income represent pre-tax amounts, which are reported net of tax on the unaudited Consolidated Balance Sheets.

Note 14 — Regulatory Capital

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
As of March 31, 2020, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of March 31, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$242,869	11.74%	$165,436	8.00%	$217,135	10.50%	N/A	N/A
First Business Bank	234,506	11.41	164,397	8.00	215,771	10.50	205,496	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$195,318	9.45%	$124,077	6.00%	$175,776	8.50%	N/A	N/A
First Business Bank	210,672	10.25	123,298	6.00	174,672	8.50	164,397	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$185,267	8.96%	$93,058	4.50%	$144,756	7.00%	N/A	N/A
First Business Bank	210,672	10.25	92,473	4.50	143,847	7.00	133,572	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$195,318	9.33%	$83,754	4.00%	$83,754	4.00%	N/A	N/A
First Business Bank	210,672	10.09	83,525	4.00	83,525	4.00	104,406	5.00

	As of December 31, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$239,029	12.01%	$159,185	8.00%	$208,930	10.50%	N/A	N/A
First Business Bank	233,181	11.79	158,177	8.00	207,607	10.50	197,721	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$194,456	9.77%	$119,388	6.00%	$169,134	8.50%	N/A	N/A
First Business Bank	212,315	10.74	118,633	6.00	168,063	8.50	158,177	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$184,409	9.27%	$89,541	4.50%	$139,286	7.00%	N/A	N/A
First Business Bank	212,315	10.74	88,974	4.50	138,405	7.00	128,519	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$194,456	9.27%	$83,950	4.00%	$83,950	4.00%	N/A	N/A
First Business Bank	212,315	10.18	83,414	4.00	83,414	4.00	104,268	5.00

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
Forward-Looking Statements
This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•
Adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy.

•	The effect of the COVID-19 pandemic on the Corporation’s credit quality, revenue, and business operations.

•	Competitive pressures among depository and other financial institutions nationally and in our markets.

•	Increases in defaults by borrowers and other delinquencies.

•	Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure, and internal management systems.

•	Fluctuations in interest rates and market prices.

•	The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries.

•	Changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations.

•	Fraud, including client and system failure or breaches of our network security, including our internet banking activities.

•	Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portions of SBA loans.
These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our stockholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A — Risk Factors for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
Operational Summary

Results for the three months ended March 31, 2020 include:

•	Total assets increased to $2.196 billion as of March 31, 2020 compared to $2.097 billion as of December 31, 2019.

•	Net income for the three months ended March 31, 2020 was $3.3 million compared to $5.9 million for the three months ended March 31, 2019.

•	Diluted earnings per common share for the three months ended March 31, 2020 were $0.38 compared to $0.67 for the three months ended March 31, 2019.

•	Net interest margin decreased 35 basis points to 3.44% for the three months ended March 31, 2020 compared to 3.79% for the three months ended March 31, 2019.

•
Top line revenue, the sum of net interest income and non-interest income, increased 4.8% to $23.5 million for the three months ended March 31, 2020 compared to $22.4 million for the three months ended March 31, 2019.

•
Annualized return on average assets (“ROAA”) and annualized return on average equity (“ROAE”) were 0.62% and 7.14%, respectively, for the three month period ended March 31, 2020, compared to 1.20% and 13.67%, respectively, for the same time period in 2019.

•
Provision for loan and lease losses was $3.2 million for the three months ended March 31, 2020 compared to $49,000 for the three months ended March 31, 2019. Net recoveries for the three months ended March 31, 2020 were $46,000 compared to net charge-offs of $25,000 for the three months ended March 31, 2019.

•	SBA recourse provision was $25,000 for the three months ended March 31, 2020 compared to $481,000 for the three months ended March 31, 2019.

•
Period-end gross loans and leases receivable increased $28.8 million, or 6.7% annualized, to $1.743 billion at March 31, 2020 from $1.715 billion at December 31, 2019. Average gross loans and leases receivable decreased $10.6 million, or 2.4% annualized, to $1.734 billion, for the three months ended March 31, 2020 from $1.744 billion for the three months ended December 31, 2019.

•	Non-performing assets increased $6.0 million, or 25.6%, to $29.6 million, or 1.35% of total assets, at March 31, 2020 from $23.5 million, or 1.12% of total assets, at December 31, 2019.

•
Period-end in-market deposits increased $4.4 million, or 1.3% annualized, to $1.383 billion at March 31, 2020 from $1.379 billion at December 31, 2019. Average in-market deposits increased $16.0 million, or 4.8% annualized, to $1.366 billion at March 31, 2020 from $1.350 billion at December 31, 2019.

COVID-19 Update

First Business’s work to ensure business continuity and responsive client service included proactive engagement by relationship managers with our clients and prospects to address their needs in the short and medium terms, leveraging our comprehensive digital banking and service platforms, and enabling virtually all of our employees to serve their clients remotely from the safety of their homes.
Business Continuity Plan
During March 2020, management activated its previously developed Pandemic Preparedness Plan, taking the following actions to protect the health of employees and clients, while continuing to exceed client needs:

•	Limited lobby hours.

•	Increased, proactive communication with employees and clients via phone, video conferencing, email, and other digital tools, while prohibiting business travel.

•	Transitioned over 90% of employees to remote work.
No furloughs or layoffs have been made to date, nor does management currently anticipate future employee furloughs or layoffs related to COVID-19.
Paycheck Protection Program
A team of nearly 60 employees, over 20% of the Corporation’s workforce, started accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) on Friday, April 3, 2020, when the program was officially launched by the SBA and Treasury Department under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As of April 22, 2020, the Corporation had received over 600 applications from existing clients, received conditional approval from the SBA in excess of $300 million, disbursed approximately $280 million in funds, and is expected to generate processing fee income of approximately $8.5 million. Management expects to fund these short-term loans through a combination of excess cash held at the Federal Reserve, short-term Federal Home Loan Bank (“FHLB”) advances, and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).
Liquidity Sources
Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of March 31, 2020, the Corporation had the following sources of liquidity (excluding the Corporation’s ability to participate in the PPPLF):

March 31, 2020
Excess cash held at the Federal Reserve	$73,303
Reciprocal deposits held off-balance sheet	73,303
Collateral value of unencumbered pledged loans	123,030
Market value of unencumbered securities	123,030
Total sources of liquidity	$138,475
Total sources of liquidity	$457,838
In addition to the above primary sources of liquidity, as of March 31, 2020, the Corporation also had access to $53.5 million in federal funds lines with various correspondent banks and significant experience accessing the highly liquid brokered certificate of deposit market.
Capital Strength
The Corporation’s capital ratios continued to exceed the highest required regulatory benchmark levels.

•
Total capital to risk-weighted assets was 11.74%, tier 1 capital to risk-weighted assets was 9.45%, tier 1 leverage capital to adjusted average assets was 9.33%, and common equity tier 1 capital to risk-weighted assets was 8.96%. Tangible common equity to tangible assets was 8.41%.

•
Effective March 16, 2020, management suspended the Corporation’s current stock repurchase program due to the uncertainty surrounding the COVID-19 pandemic. As of March 16, 2020, the Corporation had repurchased 141,137 shares of its common stock at a weighted average price of 24.62 per share, for a total value of $3.5 million. The Corporation has $1.5 million of buyback authority remaining as of March 16, 2020.

•
As previously announced, during the first quarter of 2020, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.165 per share. The dividend was paid on February 13, 2020 to stockholders of record at the close of business on February 3, 2020. Measured against first quarter 2020 diluted earnings per share of $0.38, the dividend represents a 43.4% payout ratio. The Board of Directors routinely considers dividend declarations as part of its normal course of business.

Deferral Requests
As of March 31, 2020, the Corporation had processed 64 deferral requests, representing $59.8 million in total outstanding loans. As of April 22, 2020, the Corporation had processed 267 deferral requests, representing $196.6 million in total outstanding loans. Management anticipates this activity will continue throughout the second quarter of 2020 and beyond.
Exposure to Stressed Industries
Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	March 31, 2020
	Outstanding Exposure	% Gross Loans and Leases
	(Dollars in Thousands)
Industries:
Retail (1)	$75,442	4.3%
Hospitality	68,725	3.9%
Entertainment	11,086	0.6%
Restaurants & food service	15,992	0.9%
Total outstanding exposure	$171,245	9.8%

(1)	Includes $42.2 million in loans secured by commercial real estate.

As of March 31, 2020, the Corporation had no meaningful direct exposure to the energy or airline industries and does not participate in shared national credits.
Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.
Results of Operations
Top Line Revenue
Top line revenue, comprised of net interest income and non-interest income, increased 4.8% for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in non-interest income driven by an increase in commercial loan interest rate swap fee income and above average returns on investments in mezzanine funds, partially offset by a decrease in net interest income primarily due to decrease in fees in lieu of interest. Fees in lieu of interest are defined as prepayment fees, asset-based loan fees, and non-accrual interest.
The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$17,050	$17,754	$(704)	(4.0)%
Non-interest income	6,414	4,638	1,776	38.3
Top line revenue	$23,464	$22,392	$1,072	4.8

Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended March 31, 2020 decreased to 0.62% compared to 1.20% for the three months ended March 31, 2019. The decrease in ROAA was primarily due to an increase in the provision for loan and lease losses related to the COVID-19 pandemic and a reduction in net interest income. This reduction in profitability was partially offset by an increase in commercial loan interest rate swap fee income, above average returns on investments in mezzanine funds, a decrease in SBA recourse provision, and an overall decrease in operating expenses. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended March 31, 2020 was 7.14% compared to 13.67% for the three months ended March 31, 2019. The reasons for the decrease in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
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
The efficiency ratio was 67.74% for the three months ended March 31, 2020 compared to 68.04% for the three ended March 31, 2019. Operating revenue growth outpaced the change in operating expense for the three months ended March 31, 2020, resulting in positive operating leverage. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, operating revenue increased 4.8% while operating expense increased 4.3%. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth. These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in less mature markets.
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

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$16,146	$17,742	$(1,596)	(9.0)%
Less:
Net loss on foreclosed properties	102	—	102	NM
Amortization of other intangible assets	9	11	(2)	(18.2)
SBA recourse provision	25	481	(456)	(94.8)
Tax credit investment impairment	113	2,014	(1,901)	(94.4)
Total operating expense	15,897	15,236	661	4.3
Net interest income	17,050	17,754	(704)	(4.0)
Total non-interest income	6,414	4,638	1,776	38.3
Less:
Net loss on sale of securities	(4)	—	(4)	NM
Total operating revenue	23,468	22,392	1,076	4.8
Pre-tax, pre-provision adjusted earnings	$7,571	$7,156	$415	5.8
Efficiency ratio	67.74%	68.04%
NM = Not Meaningful

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2020 compared to the same period in 2019. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2020 Compared to 2019
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,683)	$517	$(1,166)
Commercial and industrial loans(1)	(1,863)	881	(982)
Direct financing leases(1)	(180)	(38)	(218)
Consumer and other loans(1)	(28)	36	8
Total loans and leases receivable	(3,754)	1,396	(2,358)
Mortgage-related securities	(86)	208	122
Other investment securities	8	(37)	(29)
FHLB and FRB Stock	94	22	116
Short-term investments	(106)	(52)	(158)
Total net change in income on interest-earning assets	(3,844)	1,537	(2,307)
Interest-bearing liabilities
Transaction accounts	(415)	191	(224)
Money market accounts	(1,103)	448	(655)
Certificates of deposit	(61)	(146)	(207)
Wholesale deposits	236	(830)	(594)
Total deposits	(1,343)	(337)	(1,680)
FHLB advances	(833)	948	115
Other borrowings	(40)	(1)	(41)
Junior subordinated notes	3	—	3
Total net change in expense on interest-bearing liabilities	(2,213)	610	(1,603)
Net change in net interest income	$(1,631)	$927	$(704)

(1)	The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2020 and 2019. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,153,972	$13,523	4.69%	$1,113,723	$14,689	5.28%
Commercial and industrial loans(1)	515,935	7,857	6.09	466,046	8,839	7.59
Direct financing leases(1)	27,961	108	1.55	32,248	326	4.04
Consumer and other loans(1)	35,874	361	4.03	32,436	353	4.35
Total loans and leases receivable(1)	1,733,742	21,849	5.04	1,644,453	24,207	5.89
Mortgage-related securities(2)	180,590	1,061	2.35	146,048	939	2.57
Other investment securities(3)	23,280	127	2.18	30,131	156	2.07
FHLB and FRB stock	8,512	205	9.63	7,055	89	5.05
Short-term investments	35,763	130	1.45	45,190	288	2.55
Total interest-earning assets	1,981,887	23,372	4.72	1,872,877	25,679	5.48
Non-interest-earning assets	122,975			95,796
Total assets	$2,104,862			$1,968,673
Interest-bearing liabilities
Transaction accounts	$271,531	647	0.95	$215,400	871	1.62
Money market accounts	669,482	1,869	1.12	555,692	2,524	1.82
Certificates of deposit	134,000	750	2.24	159,600	957	2.40
Wholesale deposits	132,468	850	2.57	267,791	1,444	2.16
Total interest-bearing deposits	1,207,481	4,116	1.36	1,198,483	5,796	1.93
FHLB advances	325,929	1,559	1.91	267,989	1,444	2.16
Other borrowings	24,385	370	6.07	24,449	411	6.72
Junior subordinated notes	10,048	277	11.03	10,034	274	10.92
Total interest-bearing liabilities	1,567,843	6,322	1.61	1,500,955	7,925	2.11
Non-interest-bearing demand deposit accounts	291,129			257,222
Other non-interest-bearing liabilities	62,367			37,912
Total liabilities	1,921,339			1,796,089
Stockholders’ equity	183,523			172,584
Total liabilities and stockholders’ equity	$2,104,862			$1,968,673
Net interest income		$17,050			$17,754
Interest rate spread			3.10%			3.37%
Net interest-earning assets	$414,044			$371,922
Net interest margin			3.44%			3.79%
Average interest-earning assets to average interest-bearing liabilities	126.41%			124.78%
Return on average assets(4)	0.62			1.20
Return on average equity(4)	7.14			13.67
Average equity to average assets	8.72			8.77
Non-interest expense to average assets(4)	3.07			3.60

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

Comparison of Net Interest Income for the Three Months Ended March 31, 2020 and 2019

Net interest income decreased $704,000, or 4.0%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decline in net interest income reflected a decrease in net interest margin and fees received in lieu of interest, partially offset by an increase in average loans and leases. Fees in lieu of interest, which can vary from quarter to quarter, totaled $722,000, compared to $2.2 million. Excluding fees in lieu of interest, net interest income increased $796,000, or 5.1%. Average gross loans and leases for the three months ended March 31, 2020 increased $89.3 million, or 5.4%, compared to the three months ended March 31, 2019.
The yield on average loans and leases for the three months ended March 31, 2020 declined to 5.04% compared to 5.89% for the three months ended March 31, 2019. Both periods were impacted by fees collected in lieu of interest. Without the impact of these fees, the yield on average loans and leases for the three months ended March 31, 2020 was 4.87%, compared to 5.35% for the three months ended, March 31, 2019. Similarly, the yield on average interest-earning assets for the three months ended March 31, 2020 measured 4.72%, compared to 5.48% for the three months ended March 31, 2019. Excluding fees collected in lieu of interest, the yield on average interest-earning assets for the three months ended March 31, 2020 was 4.57%, compared to 5.01% for the three months ended March 31, 2019, reflecting a decrease in LIBOR and Prime.
The average rate paid on total interest-bearing liabilities for the three months ended March 31, 2020 decreased to 1.61%, compared to 2.11% for the three months ended March 31, 2019. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings.
The average rate paid on total in-market deposits — comprised of all transaction accounts, money market accounts, and non-wholesale deposits — for the three months ended March 31, 2020 decreased to 0.96%, down from 1.47% for the three months ended March 31, 2019. The average rate paid on total in-market deposits declined as the Corporation decreased deposit rates in response to the Federal Open Market Committee’s (“FOMC”) decision to decrease the target federal funds rate 225 basis points from July 2019 to March 2020. The average target federal funds rate decreased 207 basis points during this period of comparison.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and match fund long-term, fixed-rate loans, wholesale funds are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended March 31, 2020 increased $57.9 million to $325.9 million at an average rate paid of 1.91%, compared to $268.0 million at an average rate paid of 2.16% for the three months ended March 31, 2019. As of March 31, 2020, the weighted average original maturity of our FHLB term advances was 5.93 years. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the three months ended March 31, 2020 decreased $135.3 million to $132.5 million at an average rate paid of 2.57%, compared to $267.8 million at an average rate paid of 2.16%. The existing wholesale deposit portfolio is maturing and being replaced, as needed, by lower cost FHLB advances to match fund long-term, fixed-rate loans. As of March 31, 2020, the weighted average original maturity of our wholesale deposits was 4.79 years.
The average rate paid on total bank funding for the three months ended March 31, 2020 decreased to 1.24% compared to 1.68% for the three months ended March 31, 2019. Total bank funding is defined as total deposits plus FHLB advances.
                Net interest margin decreased 35 basis points to 3.44% for the three months ended March 31, 2020 compared to 3.79% for the three months ended March 31, 2019. The decrease was primarily due to the decrease in the average yield on loans and leases receivable and a reduction in fees collected in lieu of interest. These unfavorable variances were partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding. Excluding fees collected in lieu of interest, net interest margin measured 3.30% for the first quarter of 2020, compared to 3.32% in the first quarter of 2019.
Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in our higher-yielding specialty finance line of business will allow the Corporation to achieve a net interest margin of at least 3.50%, on average, notwithstanding the volatility expected in the second quarter of 2020 due to the PPP loans. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.

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
In the first quarter of 2020, the underlying credit quality indicators of the Corporation were strong, however, given the uncertain economic environment created by the COVID-19 pandemic and the impact it could have on credit losses, we believed it was necessary to build credit reserves. Based on an analysis of this increased inherent risk in the loan portfolio, the allowance for loan and lease losses was increased $3.1 million, or 16.5%, compared to December 31, 2019. The provision for loan and lease losses totaled $3.2 million for the three months ended March 31, 2020, compared to $49,000 for the three months ended March 31, 2019. Due to COVID-19 and the economic impact it could have on the Corporation’s loan portfolio, additional detail about certain exposure to stressed industries is included in the section titled COVID-19 Update, above.
While it was not a material source of provision for loan and lease losses during the three months ended March 31, 2020, the legacy on-balance sheet SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior, has been a source of elevated non-performing assets.
Additional information on our legacy SBA portfolio is as follows:

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
	(In Thousands)
Performing loans:
Off-balance sheet loans	$31,212	$35,029	$45,735
On-balance sheet loans	17,935	19,697	24,396
Gross loans	49,147	54,726	70,131
Non-performing loans:
Off-balance sheet loans	4,887	7,290	12,471
On-balance sheet loans	13,833	12,037	14,510
Gross loans	18,720	19,327	26,981
Total loans:
Off-balance sheet loans	36,099	42,319	58,206
On-balance sheet loans	31,768	31,734	38,906
Gross loans	$67,867	$74,053	$97,112
The addition of specific reserves on impaired loans represent new specific reserves established when collateral shortfalls or government guaranty deficiencies are present, while conversely the release of specific reserves represent the reduction of previously established reserves that are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve loss rate. Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Comparison of Non-Interest Income for the Three Months Ended March 31, 2020 and 2019
Non-Interest Income
Non-interest income primarily consists of fees earned for private wealth management services, gains on sale of SBA loans, service charges on deposits, loan fee income, and commercial loan interest rate swap fee income. For the three months ended March 31, 2020 non-interest income increased by $1.8 million, or 38.3%, to $6.4 million from $4.6 million for the same period in 2019. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 27.3% of our total revenues for the three months ended March 31, 2020, compared to 20.7% for the three months ended March 31, 2019. Management believes the expected gradual expansion of our SBA lending program, fees from commercial loan interest rate swap activity with our commercial borrowers, and the geographic expansion of our private wealth management division will allow us to achieve our strategic target of 25% over the long-term.
The components of non-interest income were as follows:

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Private wealth management service fees	$2,112	$1,927	$185	9.6%
Gain on sale of SBA loans	265	242	23	9.5
Service charges on deposits	818	777	41	5.3
Loan fees	485	414	71	17.1
Increase in cash surrender value of bank-owned life insurance	295	292	3	1.0
Net loss on sale of securities	(4)	—	(4)	NM
Commercial loan swap fees	1,681	473	1,208	NM
Other non-interest income	762	513	249	48.5
Total non-interest income	$6,414	$4,638	$1,776	38.3
Fee income ratio(1)	27.3%	20.7%

(1)	Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
Private wealth management service fees increased $185,000, or 9.6%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This increase was driven by growth in assets under management and administration attributable to new client relationships throughout the time period of comparison. As of March 31, 2020, trust assets under management and administration totaled $1.664 billion, decreasing $227.7 million, or 12.0%, compared to $1.892 billion as of December 31, 2019 and $67.5 million, or 3.9%, compared to $1.732 billion as of March 31, 2019. The decrease is principally due to the precipitous drop in equity prices in late March 2020. Management expects to report a modest reduction in fee income in the second quarter of 2020, compared to the current quarter, due to the decline in market values in March 2020 stemming from the COVID-19 pandemic.
Commercial loan interest rate swap fee income was $1.7 million for the three months ended March 31, 2020, compared to $473,000 for the three months ended March 31, 2019. Interest rate swaps continue to be an attractive product for the Bank’s commercial borrowers, although associated fee income can vary period to period based on client demand and the interest rate environment in any given quarter.
Other non-interest income for the three months ended March 31, 2020 totaled $762,000, compared to $513,000 for three months ended March 31, 2019. Returns on the investment in mezzanine funds were $462,000 for the three months ended March 31, 2020, compared to $232,000 for three months ended March 31, 2019. In addition, fee income from the Company’s newly established bank consulting division, First Business Consulting Services, total $63,000 for the three months ended March 31, 2020 compared to $10,000 for three months ended March 31, 2019.

Comparison of Non-Interest Expense for the Three Months Ended March 31, 2020 and 2019
Non-Interest Expense
The components of non-interest expense were as follows:

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Compensation	$11,052	$10,165	$887	8.7%
Occupancy	572	590	(18)	(3.1)
Professional fees	819	1,210	(391)	(32.3)
Data processing	677	581	96	16.5
Marketing	461	482	(21)	(4.4)
Equipment	291	389	(98)	(25.2)
Computer software	889	799	90	11.3
FDIC insurance	208	293	(85)	(29.0)
Collateral liquidation costs (recovery)	121	(91)	212	NM
Net loss on foreclosed properties	102	—	102	NM
Tax credit investment impairment	113	2,014	(1,901)	(94.4)
SBA recourse provision	25	481	(456)	(94.8)
Other non-interest expense	816	829	(13)	(1.6)
Total non-interest expense	$16,146	$17,742	$(1,596)	(9.0)
Total operating expense(1)	$15,897	$15,236	$661	4.3
Full-time equivalent employees	281	278

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended March 31, 2020 decreased by $1.6 million, or 9.0%, to $16.1 million compared to $17.7 million for the same period in 2019. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $661,000, or 4.3%, to $15.9 million for the three months ended March 31, 2020 compared to $15.2 million for the same period in 2019. The increase in operating expense was primarily due to an increase in compensation expense and collateral liquidation costs, partially offset by a decrease in professional fees and general business-related expenses due to the Corporation’s adherence to COVID-19 stay-at-home orders.
Compensation expense for the three months ended March 31, 2020 was $11.1 million, an increase of $887,000 compared to the three months ended March 31, 2019. The increase in compensation expense reflects an increase in employees, annual merit increases, and an increase in incentive compensation. Average full-time equivalent employees were 286 for the quarter ended March 31, 2020 compared to 277 for the quarter ended March 31, 2019.
Collateral liquidation costs increased $212,000 to $121,000 for the three months ended March 31, 2020 compared to a recovery of $91,000 for the three months ended March 31, 2019. The first quarter of 2019 included the recovery of various workout expenses following the successful resolution of an impaired asset-based loan relationship.
Professional fee expense decreased $391,000, or 32.3%, to $819,000 for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019. The decrease compared to the prior year quarter was primarily due to a decrease in consulting and recruiting expense.
Tax credit investment impairment expense was $113,000 for the three months ended March 31, 2020 compared to $2.0 million for the same period in the 2019. During the first quarter of 2019, the Company recognized $1.9 million in expense due to the impairment of an in-market federal historic tax credit investment, which corresponded with the recognition of a $2.8 million tax credit during the quarter. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2020 and beyond.

SBA recourse provision was $25,000 for the three months ended March 31, 2020 compared to $481,000 for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020 was primarily due to the declining balance of the outstanding legacy SBA loan sold portfolio and a reduction in the loss rate applied to the portfolio. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should diminish over time as the outstanding balance of sold legacy SBA loans continues to decline. The total recourse reserve balance was $1.1 million, or 1.6% of total sold SBA loans outstanding, at March 31, 2020, compared to $1.3 million, or 1.8%, at December 31, 2019, and $3.3 million, or 4.0%, at March 31, 2019.
Income Taxes
Income tax expense totaled $858,000 for the three months ended March 31, 2020 compared to an income tax benefit of $1.3 million for the three months ended March 31, 2019. The income tax benefit for the three months ended March 31, 2019 primarily reflects the recognition of a $2.8 million tax credit, which corresponded with the aforementioned impairment of an in-market federal historic tax credit investment. The effective tax rate for the three months ended March 31, 2020 was 20.7%.
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

Financial Condition
General
Total assets increased by $99.6 million, or 4.7%, to $2.196 billion as of March 31, 2020 compared to $2.097 billion at December 31, 2019. The increase in total assets was primarily driven by growth in our short-term investments, loan and lease portfolio and commercial loan swap portfolio.
Short-Term Investments
Short-term investments increased by $28.6 million, or 56.0%, to $79.6 million at March 31, 2020 from $51.0 million at December 31, 2019. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. As of March 31, 2020 and December 31, 2019, our total investment in commercial paper was $5.9 million. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to be in a position to benefit from an anticipated change in the yield curve level and shape. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section titled Liquidity and Capital Resources for further discussion.
Securities
Total securities, including available-for-sale and held-to-maturity, increased by $505,000, or 0.2%, to $206.3 million at March 31, 2020 compared to $205.8 million at December 31, 2019. During the three months ended March 31, 2020, due to declining interest rates, we recognized unrealized gains of $4.5 million before income taxes through other comprehensive income. As of March 31, 2020 and December 31, 2019, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 4.0 years and 4.4 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2020. We sold approximately $839,000 of securities during the three months ended March 31, 2020 to proactively manage our securities portfolio to meet our long-term investment objectives.

Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $25.5 million, or 1.5%, to $1.721 billion at March 31, 2020 from $1.695 billion at December 31, 2019. As of March 31, 2020, commercial and industrial (“C&I”) loans were a significant contributor to loan growth increasing $16.5 million to $519.9 million from $503.4 million at December 31, 2019. Total commercial real estate (“CRE”) also contributed to growth, increasing $6.3 million to $1.160 billion from $1.154 billion at December 31, 2019. Construction loans were the largest contributors to CRE loan growth as of March 31, 2020, increasing $22.0 million from December 31, 2019.
There continues to be a concentration in CRE loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 66.5% and 67.3% of our total loans as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, 19.3% of the CRE loans were owner-occupied CRE, compared to 19.6% as of December 31, 2019. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
As mentioned above, our C&I portfolio increased $16.5 million, or 3.3%, to $519.9 million at March 31, 2020 from $503.4 million at December 31, 2019 reflecting growth in both conventional lending and specialty finance, specifically accounts receivable financing. Line of credit utilization during these same periods of comparison was relatively unchanged. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
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
Non-accrual loans increased $7.3 million, or 35.3%, to $27.9 million at March 31, 2020, compared to $20.6 million at December 31, 2019. The increase in non-accrual loans was principally due to the impairment of one $5.0 million commercial relationship and the repurchase of $2.0 million of impaired legacy SBA loans. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.60% and 1.20% at March 31, 2020 and December 31, 2019, respectively. Please refer to the sections titled COVID-19 Update and Asset Quality for additional information on credit quality.
Deposits
As of March 31, 2020, deposits decreased by $30.3 million, or 2.0% to $1.500 billion from $1.530 billion at December 31, 2019 primarily due to a $64.5 million and $34.6 million decrease in money market accounts and wholesale deposits, respectively, partially offset by a $77.2 million increase in transaction accounts. Management attributes the recent transition from money market accounts to reciprocal transaction accounts with full FDIC insurance to our clients’ preferences for safety and soundness versus interest rate amid the economic uncertainty created by the COVID-19 pandemic. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.366 billion, or 74.9% of total bank funding for the three months ended March 31, 2020, compared to $1.350 billion, or 73.9% of total bank funding for the three months ended December 31, 2019.

FHLB Advances and Other Borrowings
As of March 31, 2020, FHLB advances and other borrowings increased by $93.5 million, or 29.3%, to $412.9 million from $319.4 million at December 31, 2019. While total wholesale funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace the majority of our maturing brokered certificates of deposit with FHLB advances at lower rates. In addition, with the swap curve being flat relative to long-term advances, the Corporation borrowed $30.0 million during the first quarter of 2020 at rates below long-term fixed advances by combining pay-fixed swap with a rolling short-term FHLB advance, bringing the total advances using this strategy to $84 million.
Consistent with our funding philosophy to manage interest rate risk, we will use the most efficient and cost effective source of wholesale funds. We will utilize FHLB advances to the extent we maintain an adequate level of excess borrowing capacity for liquidity and contingency funding purposes and pricing remains favorable in comparison to the wholesale deposit alternative. Total bank funding is defined as total deposits plus FHLB advances. At March 31, 2020, the ratio of wholesale funds to total bank funding was 26.8%. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds. Please refer to the section titled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Asset Quality
Impaired Assets
Total impaired assets consisted of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$7,994	$4,032
Commercial real estate - non-owner occupied	—	—
Land development	1,452	1,526
Construction	—	—
Multi-family	—	—
1-4 family	476	333
Total non-accrual commercial real estate	9,922	5,891
Commercial and industrial	17,839	14,575
Direct financing leases, net	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	136	147
Total non-accrual consumer and other loans	136	147
Total non-accrual loans and leases	27,897	20,613
Foreclosed properties, net	1,669	2,919
Total non-performing assets	29,566	23,532
Performing troubled debt restructurings	134	140
Total impaired assets	$29,700	$23,672

Total non-accrual loans and leases to gross loans and leases	1.60%	1.20%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.69	1.37
Total non-performing assets to total assets	1.35	1.12
Allowance for loan and lease losses to gross loans and leases	1.30	1.14
Allowance for loan and lease losses to non-accrual loans and leases	81.54	94.70
As of March 31, 2020 and December 31, 2019, $18.3 million and $15.6 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. This increase is the result of ongoing workout efforts on previously identified impaired loans and does not include any new troubled debt restructurings related to the COVID-19 pandemic.
We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $6.0 million, or 25.6%, to $29.6 million at March 31, 2020 from $23.5 million at December 31, 2019. The increase in non-performing assets was principally due to the impairment of one $5.0 million commercial relationship and the repurchase of $2.0 million of impaired legacy SBA loans, partially offset by a $1.3 million decrease in foreclosed properties, net of impairment, principally due to the sale of one legacy SBA property.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of March 31, 2020, 99.81% of the loan and lease portfolio, excluding non-accrual loans and leases, was in a current payment status, compared to 99.76% at December 31, 2019. We also monitor asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.
The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2020	2019	2019
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$13,006	$7,184	$7,312
Impaired loans and leases with impairment reserves required	15,025	16,525	13,441
Total impaired loans and leases	28,031	23,709	20,753
Less: Impairment reserve (included in allowance for loan and lease losses)	3,802	4,711	3,365
Net impaired loans and leases	$24,229	$18,998	$17,388
Average impaired loans and leases	$22,144	$24,252	$24,090
Foregone interest income attributable to impaired loans and leases	$601	$718	$2,693
Less: Interest income recognized on impaired loans and leases	9	668	793
Net foregone interest income on impaired loans and leases	$592	$50	$1,900
Non-performing assets also include foreclosed properties. A summary of foreclosed properties activity is as follows:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2020	2019	2019
	(In Thousands)
Balance at the beginning of the period	$2,919	$2,547	$2,547
Transfer of loans and leases to foreclosed properties	—	—	596
Proceeds from sale of foreclosed properties	(1,148)	—	—
Net gain on sale of foreclosed properties	16	—	—
Impairment adjustments	(118)	—	(224)
Balance at the end of the period	$1,669	$2,547	$2,919
Allowance for Loan and Lease Losses
The allowance for loan and lease losses increased $3.2 million, or 16.5%, from $19.5 million as of December 31, 2019 to $22.7 million as of March 31, 2020. The allowance for loan and lease losses as a percentage of gross loans and leases also increased from 1.14% as of December 31, 2019 to 1.30% as of March 31, 2020. The increase in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by COVID-19 and the economic impact it could have on the Company’s loan portfolio. There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Please refer to the section titled COVID-19 Update for additional information.
During the three months ended March 31, 2020, we recorded net recoveries on impaired loans and leases of $46,000, comprised of $131,000 of charge-offs and $177,000 of recoveries. During the three months ended March 31, 2019, we recorded net charge-offs on impaired loans and leases of approximately $25,000, comprised of $48,000 of charge-offs and $23,000 of recoveries.
We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our commercial clients impacted by the COVID-19 pandemic. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $22.7 million, or 1.30% of total loans and leases, was appropriate as of March 31, 2020. Given ongoing complexities with current workout situations, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion.
As of March 31, 2020 and December 31, 2019, our allowance for loan and lease losses to total non-accrual loans and leases was 81.54% and 94.70%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans or leases, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2020.

A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
Allowance at beginning of period	$19,520	$20,425
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(125)	(48)
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	(6)	—
Total charge-offs	(131)	(48)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	1	1
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	176	19
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	1
Other	—	2
Total recoveries	177	23
Net recoveries (charge-offs)	46	(25)
Provision for loan and lease losses	3,182	49
Allowance at end of period	$22,748	$20,449
Annualized net (recoveries) charge-offs as a percent of average gross loans and leases	(0.01)%	0.01%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2020 were the interest payments due on subordinated and junior subordinated notes. On April 24, 2020, the Bank’s Board of Directors declared a dividend in the amount of $2.5 million bringing year-to-date dividend declarations to $8.5 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary source of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. Please refer to the section titled COVID-19 Update for additional information on the Bank’s primary and secondary sources of available liquidity the during the COVID-19 pandemic.
On-balance sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities’ available-for-sale, and our unencumbered pledged loans. As of March 31, 2020 and December 31, 2019, our immediate on-balance sheet liquidity was $341.1 million and $438.2 million, respectively. At March 31, 2020 and December 31, 2019, the Bank had $73.3 million and $44.4 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
We had $505.3 million of outstanding wholesale funds at March 31, 2020, compared to $446.5 million of wholesale funds as of December 31, 2019, which represented 26.8% and 24.5%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Period-end in-market deposits increased $4.4 million, or 1.3% annualized, to $1.383 billion at March 31, 2020 from $1.379 billion at December 31, 2019. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of March 31, 2020 and December 31, 2019.
The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the three month period ended March 31, 2020. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2020, the available liquidity was in excess of the stated policy minimum and was equal to approximately 87 months of maturities. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the three months ended March 31, 2020, operating activities resulted in a net cash inflow of $1.2 million, which included net income of $3.3 million. Net cash used in investing activities for the three months ended March 31, 2020 was approximately $33.7 million which consisted of cash outflows to fund net loan growth and the purchase of $8.0 million in additional bank-owned life insurance. Net cash provided by financing activities resulted in a net cash inflow of $60.4 million for the three months ended March 31, 2020 primarily due to a net increase in FHLB advances, partially offset by a net decrease in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2020, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor is intended as a supplement to the Risk Factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic could materially adversely affect the Corporation’s business and financial results, and the extent of any such effects is dependent upon uncertain and unpredictable future events.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and stay-at-home requirements in many states and communities, including Wisconsin, Kansas, and Missouri. The pandemic could result in the continued and increased recognition of credit losses in the Corporation’s loan portfolio and increases in the Corporation’s allowance for credit losses, particularly if the substantial limitations on the operation of non-essential businesses and the activities of individuals continue for a prolonged period of time, the impact on the global economy worsens, or more of the Corporation’s clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, the Corporation may be required to recognize impairments on the securities it holds. Furthermore, the demand for the Corporation’s products and services may be impacted, which would adversely affect the Corporation’s revenue.

The Corporation’s business operations may also be disrupted if any of the Corporation’s key management personnel are incapacitated or if significant portions of the Corporation’s workforce are unable to work effectively, because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The spread of the virus has also caused the Corporation to modify certain business practices (including employee work locations and cancellation of physical participation in meetings) in ways that could be detrimental to its business (including, among others, working remotely and its attendant cybersecurity risks).

In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering payment deferrals and other expanded assistance for clients. Future governmental mandates may require these and other types of client-related responses. In addition, we have temporarily suspended share repurchases and could take other capital actions in response to the COVID-19 pandemic.

The extent to which the COVID-19 pandemic impacts the Corporation’s business, results of operations, and financial condition, as well as the Corporation’s regulatory capital, liquidity ratios, and stock price, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Form of Restricted Stock Agreement - Director

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 24, 2020	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 24, 2020	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)