Form 10-Q
period 2020-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2020-07-24
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-34095
FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive		53719
Madison	Wisconsin
(Address of Principal Executive Offices)		(Zip Code)
(608) 238-8008
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FBIZ	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 19, 2020 was 8,529,006 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,552	$16,107
Short-term investments	27,839	50,995
Cash and cash equivalents	42,391	67,102
Securities available-for-sale, at fair value	171,680	173,133
Securities held-to-maturity, at amortized cost	29,826	32,700
Loans held for sale	13,672	5,205
Loans and leases receivable, net of allowance for loan and lease losses of $27,464 and $19,520, respectively	2,029,399	1,695,115
Premises and equipment, net	2,266	2,557
Foreclosed properties	1,389	2,919
Right-of-use assets	6,272	6,906
Bank-owned life insurance	51,433	42,761
Federal Home Loan Bank stock, at cost	13,470	7,953
Goodwill and other intangible assets	11,925	11,922
Accrued interest receivable and other assets	95,091	48,506
Total assets	$2,468,814	$2,096,779
Liabilities and Stockholders’ Equity
Deposits	$1,710,375	$1,530,379
Federal Home Loan Bank advances and other borrowings	465,007	319,382
Junior subordinated notes	10,054	10,047
Lease liabilities	6,877	7,541
Accrued interest payable and other liabilities	78,939	35,274
Total liabilities	2,271,252	1,902,623
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,231,761 and 9,162,720 shares issued, 8,575,134 and 8,566,044 shares outstanding at June 30, 2020 and December 31, 2019, respectively	92	92
Additional paid-in capital	82,121	81,188
Retained earnings	132,882	129,105
Accumulated other comprehensive loss	(1,186)	(1,348)
Treasury stock, 656,627 and 596,676 shares at June 30, 2020 and December 31, 2019, respectively, at cost	(16,347)	(14,881)
Total stockholders’ equity	197,562	194,156
Total liabilities and stockholders’ equity	$2,468,814	$2,096,779

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$21,548	$23,904	$43,397	$48,111
Securities	1,070	1,175	2,258	2,270
Short-term investments	143	230	477	608
Total interest income	22,761	25,309	46,132	50,989
Interest expense
Deposits	1,924	6,258	6,040	12,054
Federal Home Loan Bank advances and other borrowings	1,672	1,922	3,600	3,777
Junior subordinated notes	277	277	555	552
Total interest expense	3,873	8,457	10,195	16,383
Net interest income	18,888	16,852	35,937	34,606
Provision for loan and lease losses	5,469	(784)	8,651	(736)
Net interest income after provision for loan and lease losses	13,419	17,636	27,286	35,342
Non-interest income
Private wealth management service fees	2,124	2,138	4,235	4,065
Gain on sale of Small Business Administration loans	574	297	839	539
Service charges on deposits	829	743	1,647	1,520
Loan fees	451	464	936	877
Increase in cash surrender value of bank-owned life insurance	377	297	672	589
Net loss on sale of securities	—	(1)	(4)	(1)
Commercial loan swap fees	1,655	1,051	3,336	1,523
Other non-interest income	309	816	1,072	1,331
Total non-interest income	6,319	5,805	12,733	10,443
Non-interest expense
Compensation	10,796	10,503	21,848	20,667
Occupancy	554	559	1,126	1,149
Professional fees	859	784	1,678	1,994
Data processing	710	689	1,386	1,269
Marketing	352	581	813	1,063
Equipment	304	272	595	661
Computer software	966	827	1,856	1,626
FDIC insurance	239	302	448	595
Collateral liquidation costs (recovery)	115	89	236	(1)
Net loss (gain) on foreclosed properties	348	(21)	450	(21)
Tax credit investment impairment	1,841	2,088	1,954	4,102
SBA recourse (benefit) provision	(30)	113	(5)	594
Loss on early extinguishment of debt	744	—	744	—
Other non-interest expense	545	678	1,359	1,508
Total non-interest expense	18,343	17,464	34,488	35,206
Income before income tax benefit	1,395	5,977	5,531	10,579
Income tax benefit	(1,928)	(595)	(1,070)	(1,893)
Net income	$3,323	$6,572	$6,601	$12,472
Earnings per common share
Basic	$0.38	$0.75	$0.77	$1.43

Diluted	0.38	0.75	0.77	1.43
Dividends declared per share	0.165	0.15	0.33	0.30

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Net income	$3,323	$6,572	$6,601	$12,472
Other comprehensive income, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(264)	1,928	4,237	3,239
Reclassification adjustment for net loss realized in net income	—	1	4	1
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	10	14	20	28
Interest rate swaps:
Unrealized losses on interest rate swaps arising during the period	(418)	(1,514)	(4,043)	(2,464)
Income tax benefit (expense)	171	(110)	(56)	(206)
Total other comprehensive (loss) income	(501)	319	162	598
Comprehensive income	$2,822	$6,891	$6,763	$13,070

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2019	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	5,899	—	—	5,899
Other comprehensive income	—	—	—	—	279	—	279
Share-based compensation - restricted shares, net	49,730	—	318	—	—	—	318
Cash dividends ($0.15 per share)	—	—	—	(1,312)	—	—	(1,312)
Treasury stock purchased	(70,074)	—	—	—	—	(1,478)	(1,478)
Balance at March 31, 2019	8,765,136	91	79,941	115,584	(1,405)	(9,111)	185,100
Net income	—	—	—	6,572	—	—	6,572
Other comprehensive income	—	—	—	—	319	—	319
Share-based compensation - restricted shares, net	31,151	—	410	—	—	—	410
Cash dividends ($0.15 per share)	—	—	—	(1,315)	—	—	(1,315)
Treasury stock purchased	(96,831)	—	—	—	—	(2,231)	(2,231)
Balance at June 30, 2019	8,699,456	$91	$80,351	$120,841	$(1,086)	$(11,342)	$188,855

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	3,278	—	—	3,278
Other comprehensive income	—	—	—	—	663	—	663
Share-based compensation - restricted shares, net	63,684	—	417	—	—	—	417
Cash dividends ($0.165 per share)	—	—	—	(1,410)	—	—	(1,410)
Treasury stock purchased	(58,594)	—	—	—	—	(1,447)	(1,447)
Balance at March 31, 2020	8,571,134	92	81,605	130,973	(685)	(16,328)	195,657
Net income	—	—	—	3,323	—	—	3,323
Other comprehensive loss	—	—	—	—	(501)	—	(501)
Share-based compensation - restricted shares, net	5,357	—	516	—	—	—	516
Cash dividends ($0.165 per share)	—	—	—	(1,414)	—	—	(1,414)
Treasury stock purchased	(1,357)	—	—	—	—	(19)	(19)
Balance at June 30, 2020	8,575,134	$92	$82,121	$132,882	$(1,186)	$(16,347)	$197,562

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(In Thousands)
Operating activities
Net income	$6,601	$12,472
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(133)	(1,245)
Impairment of tax credit investments	1,954	4,102
Provision for loan and lease losses	8,651	(736)
SBA recourse (benefit) provision	(5)	594
Depreciation, amortization and accretion, net	1,637	1,437
Share-based compensation	933	728
Net loss on sale of securities	4	1
Increase in bank-owned life insurance policies	(672)	(589)
Origination of loans for sale	(39,931)	(29,116)
Sale of loans originated for sale	32,303	30,156
Gain on sale of SBA loans	(839)	(539)
Net loss (gain) on foreclosed properties, including impairment valuation	450	(21)
Excess tax benefit from share-based compensation	(19)	(11)
Payments on operating leases	(775)	(759)
Payments received on operating leases	56	—
Net increase in accrued interest receivable and other assets	(50,951)	(17,612)
Net increase in accrued interest payable and other liabilities	42,042	12,435
Net cash provided by operating activities	1,306	11,297
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	22,457	12,480
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	2,844	3,176
Proceeds from sale of available-for-sale securities	839	2,026
Purchases of available-for-sale securities	(17,753)	(31,934)
Proceeds from sale of foreclosed properties	1,160	—
Net increase in loans and leases	(343,016)	(102,162)
Investments in limited partnerships	—	(1,250)
Returns of investments in limited partnerships	—	280
Investment in historic development entities	(259)	(2,137)
Distributions from historic development entities	30	—
Investment in Federal Home Loan Bank stock	(6,892)	(2,020)
Proceeds from the sale of Federal Home Loan Bank stock	1,375	2,540
Purchases of leasehold improvements and equipment, net	(141)	(11)
Purchases of bank-owned life insurance policies	(8,000)	—
Net cash used in investing activities	(347,356)	(119,012)
Financing activities
Net increase in deposits	179,996	74,346
Proceeds from Federal Home Loan Bank advances	498,500	265,000
Repayment of Federal Home Loan Bank advances	(383,243)	(266,000)
Loss on early extinguishment of debt	744	—
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	29,605	—
Net increase in long-term borrowed funds	27	35
Cash dividends paid	(2,824)	(2,628)
Purchase of treasury stock	(1,466)	(3,709)
Net cash provided by financing activities	321,339	67,044
Net decrease in cash and cash equivalents	(24,711)	(40,671)
Cash and cash equivalents at the beginning of the period	67,102	86,546
Cash and cash equivalents at the end of the period	$42,391	$45,875
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$11,064	$15,744
Income taxes paid	1,356	1,308
Non-cash investing and financing activities:
Transfer from loans and leases to foreclosed properties	80	93
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2020. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
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
The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak is having a significant adverse impact on certain industries the Corporation serves, including retail, hospitality, entertainment, and restaurants and food services. As of June 30, 2020, the Corporation’s aggregate outstanding exposure in these segments was $185.1 million, or 10.7% of the Corporation’s gross loans and leases. Based on management’s current assessment of the increased inherent risk in the loan portfolio, the allowance for loan and leases losses increased $7.9 million, or 40.7%, compared to December 31, 2019. The increase in the allowance for loan and lease losses was in large part due to an increase in several qualitative factors. Most notably, a $4.3 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, and an additional $953,000 stemmed from the other qualitative factors, such as management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.
The Corporation provided loan modifications up to six months to certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of June 30, 2020, the Corporation had processed 448 deferral requests, representing $323.2 million in total loans outstanding. Loan deferrals of six months accounted for 60.2% of the total $323.2 million in deferral requests and the remaining balance were primarily for three months. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loan will not be reported as past due during the deferral period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a $2 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, adding an additional $320 billion of funding to the PPP. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. As of June 30, 2020, the Corporation had processed over 700 applications from existing and new clients, disbursed $327.9 million in funds, and received processing fee income from the SBA of $8.7 million. The processing fee income is deferred and amortized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three months ended June 30, 2020, $859,000 was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$3,323	$6,572	$6,601	$12,472
Less: earnings allocated to participating securities	93	151	173	239
Basic earnings allocated to common stockholders	$3,230	$6,421	$6,428	$12,233
Weighted-average common shares outstanding, excluding participating securities	8,392,197	8,569,581	8,379,696	8,584,444
Basic earnings per common share	$0.38	$0.75	$0.77	$1.43

Diluted earnings per common share
Earnings allocated to common stockholders, diluted	$3,230	$6,421	$6,428	$12,233
Weighted-average diluted common shares outstanding, excluding participating securities	8,392,197	8,569,581	8,379,696	8,584,444
Diluted earnings per common share	$0.38	$0.75	$0.77	$1.43

Note 4 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2020, 147,489 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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
Restricted stock activity for the year ended December 31, 2019 and the six months ended June 30, 2020 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2019	131,621	$21.02
Granted	95,265	23.64
Vested	(48,207)	20.62
Forfeited	(1,744)	23.67
Nonvested balance as of December 31, 2019	176,935	22.51
Granted (1)	75,345	26.10
Vested	(18,197)	22.66
Forfeited	(6,304)	22.14
Nonvested balance as of June 30, 2020	227,779	$23.98

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of June 30, 2020, the Corporation had $4.3 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.50 years.
Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Share-based compensation expense	$516	$410	$933	$728

Note 5 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,023	$15	$(68)	$21,970
Municipal securities	11,081	390	—	11,471
Residential mortgage-backed securities - government issued	12,296	587	—	12,883
Residential mortgage-backed securities - government-sponsored enterprises	101,005	3,084	—	104,089
Commercial mortgage-backed securities - government issued	6,161	205	—	6,366
Commercial mortgage-backed securities - government-sponsored enterprises	11,854	750	—	12,604
Other securities	2,205	92	—	2,297
	$166,625	$5,123	$(68)	$171,680

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$23,616	$152	$(10)	$23,758
Municipal securities	160	—	—	160
Residential mortgage-backed securities - government issued	16,119	234	(5)	16,348
Residential mortgage-backed securities - government-sponsored enterprises	111,561	847	(406)	112,002
Commercial mortgage-backed securities - government issued	6,705	45	(87)	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	11,953	23	(9)	11,967
Other securities	2,205	30	—	2,235
	$172,319	$1,331	$(517)	$173,133

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$18,608	$480	$(26)	$19,062
Residential mortgage-backed securities - government issued	4,789	148	—	4,937
Residential mortgage-backed securities - government-sponsored enterprises	4,416	163	—	4,579
Commercial mortgage-backed securities - government-sponsored enterprises	2,013	296	—	2,309
	$29,826	$1,087	$(26)	$30,887

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$19,727	$335	$(8)	$20,054
Residential mortgage-backed securities - government issued	5,776	19	(9)	5,786
Residential mortgage-backed securities - government-sponsored enterprises	5,183	51	(23)	5,211
Commercial mortgage-backed securities - government-sponsored enterprises	2,014	123	—	2,137
	$32,700	$528	$(40)	$33,188

U.S. government agency securities - government-sponsored enterprises represent securities issued by the Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were no sales of available-for-sale securities that occurred during the three months ended June 30, 2020 and one sale that occurred during the six months ended June 30, 2020. There were nine sales of available-for-sale securities that occurred during the three and six months ended June 30, 2019.

At June 30, 2020 and December 31, 2019, securities with a fair value of $182.0 million and $30.3 million, respectively, were pledged to secure various obligations, including interest rate swap contracts, outstanding FHLB advances, additional FHLB availability, the Federal Reserve Discount Window, and municipal deposits. At June 30, 2020, pledged securities with a fair value of $106.9 million were unencumbered. No pledged securities were unencumbered as of December 31, 2019.
The amortized cost and fair value of securities by contractual maturity at June 30, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,000	$1,003	$2,556	$2,578
Due in one year through five years	8,650	8,969	12,346	12,621
Due in five through ten years	35,048	36,655	11,283	11,904
Due in over ten years	121,927	125,053	3,641	3,784
	$166,625	$171,680	$29,826	$30,887

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2020 and December 31, 2019. At June 30, 2020, the Corporation held six available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have generally declined in value due to the current interest rate environment. At June 30, 2020, the Corporation held zero available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$16,403	$68	$—	$—	$16,403	$68

	As of December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$4,363	$10	$—	$—	$4,363	$10
Residential mortgage-backed securities - government issued	4,619	5	—	—	4,619	5
Residential mortgage-backed securities - government-sponsored enterprises	36,972	253	11,304	153	48,276	406
Commercial mortgage-backed securities - government issued	—	—	4,727	87	4,727	87
Commercial mortgage-backed securities - government-sponsored enterprises	2,245	4	1,047	5	3,292	9
	$48,199	$272	$17,078	$245	$65,277	$517

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2020 and December 31, 2019. At June 30, 2020, the Corporation held two held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have generally declined in value due to the current interest rate environment. There were no held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of June 30, 2020. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$479	$26	$—	$—	$479	$26

	As of December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$499	$8	$—	$—	$499	$8
Residential mortgage-backed securities - government issued	—	—	1,887	9	1,887	9
Residential mortgage-backed securities - government-sponsored enterprises	1,364	5	2,144	18	3,508	23
	$1,863	$13	$4,031	$27	$5,894	$40

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2020	December 31, 2019
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$229,994	$226,614
Commercial real estate — non-owner occupied	533,211	516,652
Land development	44,299	51,097
Construction	133,375	109,057
Multi-family	244,496	217,322
1-4 family	36,823	33,359
Total commercial real estate	1,222,198	1,154,101
Commercial and industrial	781,239	503,402
Direct financing leases, net	25,525	28,203
Consumer and other:
Home equity and second mortgages	6,706	7,006
Other	29,737	22,664
Total consumer and other	36,443	29,670
Total gross loans and leases receivable	2,065,405	1,715,376
Less:
Allowance for loan and lease losses	27,464	19,520
Deferred loan fees	8,542	741
Loans and leases receivable, net	$2,029,399	$1,695,115

The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	June 30, 2020	December 31, 2019
	(In Thousands)
SBA 7(a) loans	$40,815	$40,402
SBA 504 loans	23,479	20,592
SBA Express loans and lines of credit	1,549	1,781
SBA PPP loans	327,932	—
Total SBA loans	$393,775	$62,775
As of June 30, 2020 and December 31, 2019, $9.7 million and $12.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA 7(a) loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA 7(a) loans sold during the three months ended June 30, 2020, and 2019, was $6.5 million and $3.3 million, respectively. The total principal amount of the guaranteed portions of SBA 7(a) loans sold during the six months ended June 30, 2020, and 2019, was $9.2 million and $5.6 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2020, and 2019, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at June 30, 2020, and December 31, 2019, was $69.9 million and $73.8 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended June 30, 2020, and 2019, was $10.3 million and $17.2 million, respectively. The total principal amount of transferred participation interests in other, non-SBA originated loans during the six months ended June 30, 2020, and 2019, was $22.2 million and $34.4 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at June 30, 2020, and December 31, 2019, was $149.4 million and $142.8 million, respectively. As of June 30, 2020, and December 31, 2019, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $266.1 million and $244.6 million, respectively. No loans in this participation portfolio were considered impaired as of June 30, 2020, and December 31, 2019. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, was $452,000 and $492,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	June 30, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$170,546	$26,515	$25,430	$7,503	$229,994
Commercial real estate — non-owner occupied	458,069	55,494	19,648	—	533,211
Land development	42,922	328	—	1,049	44,299
Construction	122,392	10,983	—	—	133,375
Multi-family	220,688	23,808	—	—	244,496
1-4 family	32,687	1,682	2,072	382	36,823
Total commercial real estate	1,047,304	118,810	47,150	8,934	1,222,198
Commercial and industrial	658,377	41,156	66,672	15,034	781,239
Direct financing leases, net	18,661	214	6,601	49	25,525
Consumer and other:
Home equity and second mortgages	5,969	602	135	—	6,706
Other	29,425	185	—	127	29,737
Total consumer and other	35,394	787	135	127	36,443
Total gross loans and leases receivable	$1,759,736	$160,967	$120,558	$24,144	$2,065,405
Category as a % of total portfolio	85.20%	7.79%	5.84%	1.17%	100.00%

	December 31, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$187,728	$18,455	$16,399	$4,032	$226,614
Commercial real estate — non-owner occupied	459,821	55,524	1,307	—	516,652
Land development	49,132	439	—	1,526	51,097
Construction	108,959	—	98	—	109,057
Multi-family	205,750	11,572	—	—	217,322
1-4 family	29,284	1,843	1,759	473	33,359
Total commercial real estate	1,040,674	87,833	19,563	6,031	1,154,101
Commercial and industrial	398,445	34,478	55,904	14,575	503,402
Direct financing leases, net	21,282	579	6,342	—	28,203
Consumer and other:
Home equity and second mortgages	6,307	610	89	—	7,006
Other	22,517	—	—	147	22,664
Total consumer and other	28,824	610	89	147	29,670
Total gross loans and leases receivable	$1,489,225	$123,500	$81,898	$20,753	$1,715,376
Category as a % of total portfolio	86.82%	7.20%	4.77%	1.21%	100.00%

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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$222,491	$222,491
Non-owner occupied	—	—	—	—	533,211	533,211
Land development	—	—	—	—	43,250	43,250
Construction	—	—	—	—	133,375	133,375
Multi-family	—	—	—	—	244,496	244,496
1-4 family	—	—	—	—	36,490	36,490
Commercial and industrial	5,965	1,320	—	7,285	758,920	766,205
Direct financing leases, net	—	—	—	—	25,476	25,476
Consumer and other:
Home equity and second mortgages	—	—	—	—	6,706	6,706
Other	—	—	—	—	29,610	29,610
Total	5,965	1,320	—	7,285	2,034,025	2,041,310
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	3,550	3,550	3,953	7,503
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	1,049	1,049
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	333	333	—	333
Commercial and industrial	76	283	7,416	7,775	7,259	15,034
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	127	127	—	127
Total	76	283	11,426	11,785	12,310	24,095
Total loans and leases
Commercial real estate:
Owner occupied	—	—	3,550	3,550	226,444	229,994
Non-owner occupied	—	—	—	—	533,211	533,211
Land development	—	—	—	—	44,299	44,299
Construction	—	—	—	—	133,375	133,375
Multi-family	—	—	—	—	244,496	244,496
1-4 family	—	—	333	333	36,490	36,823
Commercial and industrial	6,041	1,603	7,416	15,060	766,179	781,239
Direct financing leases, net	—	—	—	—	25,525	25,525
Consumer and other:
Home equity and second mortgages	—	—	—	—	6,706	6,706
Other	—	—	127	127	29,610	29,737
Total	$6,041	$1,603	$11,426	$19,070	$2,046,335	$2,065,405
Percent of portfolio	0.29%	0.08%	0.55%	0.92%	99.08%	100.00%

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$222,582	$222,582
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	48,581	49,571
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	—	—	—	33,026	33,026
Commercial and industrial	2,707	52	—	2,759	486,068	488,827
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	—	—	22,517	22,517
Total	3,016	1,042	—	4,058	1,690,705	1,694,763
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	3,690	4,032
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	1,526	1,526
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	333	—	333	—	333
Commercial and industrial	4,368	2,717	3,123	10,208	4,367	14,575
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	147	147	—	147
Total	4,368	3,050	3,612	11,030	9,583	20,613
Total loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	226,272	226,614
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	50,107	51,097
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	333	—	333	33,026	33,359
Commercial and industrial	7,075	2,769	3,123	12,967	490,435	503,402
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	147	147	22,517	22,664
Total	$7,384	$4,092	$3,612	$15,088	$1,700,288	$1,715,376
Percent of portfolio	0.43%	0.24%	0.21%	0.88%	99.12%	100.00%

The Corporation’s total impaired assets consisted of the following:

	June 30, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$7,503	$4,032
Commercial real estate — non-owner occupied	—	—
Land development	1,049	1,526
Construction	—	—
Multi-family	—	—
1-4 family	333	333
Total non-accrual commercial real estate	8,885	5,891
Commercial and industrial	15,034	14,575
Direct financing leases, net	49	—
Consumer and other:
Home equity and second mortgages	—	—
Other	127	147
Total non-accrual consumer and other loans	127	147
Total non-accrual loans and leases	24,095	20,613
Foreclosed properties, net	1,389	2,919
Total non-performing assets	25,484	23,532
Performing troubled debt restructurings	49	140
Total impaired assets	$25,533	$23,672

	June 30, 2020	December 31, 2019
Total non-accrual loans and leases to gross loans and leases	1.17%	1.20%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.23	1.37
Total non-performing assets to total assets	1.03	1.12
Allowance for loan and lease losses to gross loans and leases	1.33	1.14
Allowance for loan and lease losses to non-accrual loans and leases	113.98	94.70

As of June 30, 2020, and December 31, 2019, $16.3 million and $15.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. The Corporation has allocated $4.8 million and $2.7 million of specific reserves to troubled debt restructurings as of June 30, 2020 and December 31, 2019, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of June 30, 2020.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	—	$—	$—	2	$299	$272
Commercial and industrial	1	4,986	4,986	3	6,007	5,756
Total	1	$4,986	$4,986	5	$6,306	$6,028

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	9	$5,281	$5,281	13	$7,359	$7,284

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the three and six months ended June 30, 2020, and 2019, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were two commercial and industrial loans for a total of $2.7 million and four owner-occupied commercial real estate loans for a total of $3.8 million modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2020. There were two commercial and industrial loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2019 in the amount of $2.8 million.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Six Months Ended June 30, 2020
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$3,856	$3,856		$—	$4,577		$86		$72	$14
Non-owner occupied	—	—		—	53		—		—	—
Land development	1,049	5,346		—	1,442		19		—	19
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	382	387		—	433		21		70	(49)
Commercial and industrial	5,328	7,273		—	14,291		550		316	234
Direct financing leases, net	—	—		—	4		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	127	794		—	137		22		—	22
Total	10,742	17,656		—	20,937		698		458	240
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,647	5,034		3,052	1,469		201		—	201
Non-owner occupied	—	—		—	—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	9,706	11,154		2,847	1,437		213		—	213
Direct financing leases, net	49	49		25	4		2		—	2
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	—	—		—	—		—		—	—
Total	13,402	16,237		5,924	2,910		416		—	416
Total:
Commercial real estate:
Owner occupied	7,503	8,890		3,052	6,046		287		72	215
Non-owner occupied	—	—		—	53		—		—	—
Land development	1,049	5,346		—	1,442		19		—	19
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	382	387		—	433		21		70	(49)
Commercial and industrial	15,034	18,427		2,847	15,728		763		316	447
Direct financing leases, net	49	49		25	8		2		—	2
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	127	794		—	137		22		—	22
Grand total	$24,144	$33,893		$5,924	$23,847		$1,114		$458	$656

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2019
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$387	$387	$—	$3,285	$64	$355	$(291)
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	4,779	6,549	—	14,479	1,073	379	694
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Total	7,312	14,050	—	20,212	1,257	793	464
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,645	5,004	1,082	1,511	414	—	414
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	9,796	11,179	2,283	2,367	1,022	—	1,022
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	13,441	16,183	3,365	3,878	1,436	—	1,436
Total:
Commercial real estate:
Owner occupied	4,032	5,391	1,082	4,796	478	355	123
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	14,575	17,728	2,283	16,846	2,095	379	1,716
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Grand total	$20,753	$30,233	$3,365	$24,090	$2,693	$793	$1,900

(1)	The recorded investment represents the unpaid principal balance net of any partial charge-offs.

(2)	Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $9.7 million and $9.5 million as of June 30, 2020, and December 31, 2019, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $49,000 and $140,000 of loans as of June 30, 2020, and December 31, 2019, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$12,597	$9,322	$829	$22,748
Charge-offs	(27)	(784)	(6)	(817)
Recoveries	2	62	—	64
Net charge-offs	(25)	(722)	(6)	(753)
Provision for loan and lease losses	3,866	1,579	24	5,469
Ending balance	$16,438	$10,179	$847	$27,464

	As of and for the Three Months Ended June 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,205	$8,485	$759	$20,449
Charge-offs	—	(13)	(2)	(15)
Recoveries	72	72	25	169
Net recoveries	72	59	23	154
Provision for loan and lease losses	(8)	(652)	(124)	(784)
Ending balance	$11,269	$7,892	$658	$19,819

	As of and for the Six Months Ended June 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	(27)	(909)	(12)	(948)
Recoveries	3	238	—	241
Net charge-offs	(24)	(671)	(12)	(707)
Provision for loan and lease losses	5,610	2,772	269	8,651
Ending balance	$16,438	$10,179	$847	$27,464

	As of and for the Six Months Ended June 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(61)	(2)	(63)
Recoveries	73	92	28	193
Net recoveries	73	31	26	130
Provision for loan and lease losses	(466)	(218)	(52)	(736)
Ending balance	$11,269	$7,892	$658	$19,819

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of June 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$13,386	$7,307	$847	$21,540
Individually evaluated for impairment	3,052	2,872	—	5,924
Total	$16,438	$10,179	$847	$27,464
Loans and lease receivables:
Collectively evaluated for impairment	$1,213,264	$791,681	$36,316	$2,041,261
Individually evaluated for impairment	8,934	15,083	127	24,144
Total	$1,222,198	$806,764	$36,443	$2,065,405

	As of December 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,770	$5,795	$590	$16,155
Individually evaluated for impairment	1,082	2,283	—	3,365
Total	$10,852	$8,078	$590	$19,520
Loans and lease receivables:
Collectively evaluated for impairment	$1,148,070	$517,030	$29,523	$1,694,623
Individually evaluated for impairment	6,031	14,575	147	20,753
Total	$1,154,101	$531,605	$29,670	$1,715,376

Note 7 — Leases
The Corporation leases various office spaces and specialty financing production offices under non-cancellable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.
The Corporation entered into a sublease for vacated office space which expires in 2023.
The components of total lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Operating lease cost	$372	$391	$745	$781
Short-term lease cost	126	101	253	238
Variable lease cost	48	74	122	142
Less: sublease income	(28)	—	(56)	—
Total lease cost, net	$518	$566	$1,064	$1,161

Quantitative information regarding the Corporation’s operating leases was as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	5.87	6.56
Weighted-average discount rate	3.10%	3.09%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating leases liabilities:

(In Thousands)
2020	$767
2021	1,382
2022	1,373
2023	1,015
2024	756
Thereafter	2,307
Total undiscounted cash flows	7,600
Discount on cash flows	(723)
Total lease liability	$6,877

Note 8 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)
Accrued interest receivable	$7,207	$5,760
Net deferred tax asset	5,436	5,353
Investment in historic development entities	2,345	2,216
Investment in a community development entity	5,316	5,571
Investment in limited partnerships	4,973	4,476
Investment in Trust II	315	315
Fair value of interest rate swaps	58,808	18,346
Prepaid expenses	2,227	2,285
Other assets	8,464	4,184
Total accrued interest receivable and other assets	$95,091	$48,506

Note 9 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	June 30, 2020			December 31, 2019
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$433,760	$365,771	—%	$293,573	$275,495	—%
Interest-bearing transaction accounts	413,214	320,188	0.59	273,909	222,244	1.53
Money market accounts	656,741	653,598	0.68	674,409	617,341	1.71
Certificates of deposit	116,901	128,791	2.14	137,012	156,048	2.47
Wholesale deposits	89,759	119,032	2.50	151,476	225,302	2.27
Total deposits	$1,710,375	$1,587,380	0.76	$1,530,379	$1,496,430	1.53

Note 10 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	June 30, 2020			December 31, 2019
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$143	0.69%	$—	$59	2.45%
Federal Reserve PPPLF	29,605	10,410	0.35	—	—	—
FHLB advances	411,000	367,604	1.55	295,000	286,464	2.17
Other borrowings	675	675	8.09	675	675	8.11
Subordinated notes payable(1)	23,727	23,715	5.95	23,707	24,502	7.45
Junior subordinated notes	10,054	10,050	11.04	10,047	10,040	11.08
	$475,061	$412,597	2.01	$329,429	$321,740	2.87

Short-term borrowings	$202,500			$118,500
Long-term borrowings	272,561			210,929
	$475,061			$329,429

(1)
Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.

During the three months ended June 30, 2020, the Corporation prepaid $59.5 million of short-term FHLB advances that had a weighted average interest rate of 2.34%. The transaction was accounted for as an early debt extinguishment resulting in a pre-tax loss of $744,000 during the three months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2020, the Corporation pays a fee on this line of credit. During the six months ended June 30, 2020 and 2019, the Corporation incurred interest expense due to this fee of $7,000 and $6,000, respectively.

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

The Corporation sells the guaranteed portions of SBA 7(a) loans, as well as participation interests in other, non-SBA originated, loans to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.0 million at June 30, 2020, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Balance at the beginning of the period	$1,086	$3,276	$1,345	$2,956
SBA recourse (benefit) provision	(30)	113	(5)	594
Charge-offs, net	(49)	(1,321)	(333)	(1,482)
Balance at the end of the period	$1,007	$2,068	$1,007	$2,068

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$21,970	$—	$21,970
Municipal securities	—	11,471	—	11,471
Residential mortgage-backed securities - government issued	—	12,883	—	12,883
Residential mortgage-backed securities - government-sponsored enterprises	—	104,089	—	104,089
Commercial mortgage-backed securities - government issued	—	6,366	—	6,366
Commercial mortgage-backed securities - government-sponsored enterprises	—	12,604	—	12,604
Other securities	—	2,297	—	2,297
Interest rate swaps	—	58,808	—	58,808
Liabilities:
Interest rate swaps	—	65,390	—	65,390

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$23,758	$—	$23,758
Municipal securities	—	160	—	160
Residential mortgage-backed securities - government issued	—	16,348	—	16,348
Residential mortgage-backed securities - government-sponsored enterprises	—	112,002	—	112,002
Commercial mortgage-backed securities - government issued	—	6,663	—	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	—	11,967	—	11,967
Other securities	—	2,235	—	2,235
Interest rate swaps	—	18,346	—	18,346
Liabilities:
Interest rate swaps	—	20,885	—	20,885

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and six months ended June 30, 2020 or the year ended December 31, 2019 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$13,203	$13,203
Foreclosed properties	—	—	1,389	1,389
Loan servicing rights	—	—	1,216	1,216

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,699	$15,699
Foreclosed properties	—	—	2,919	2,919
Loan servicing rights	—	—	1,195	1,195

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $13.2 million and $15.7 million at June 30, 2020 and December 31, 2019, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 5% - 93% as of the measurement date of June 30, 2020. The weighted average of those unobservable inputs was 21%. The majority of the impaired loans are considered collateral dependent loans or are supported by a SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$42,391	$42,391	$42,391	$—	$—
Securities available-for-sale	171,680	171,680	—	171,680	—
Securities held-to-maturity	29,826	30,887	—	30,887	—
Loans held for sale	13,672	14,902	—	14,902	—
Loans and lease receivables, net	2,029,399	2,027,279	—	—	2,027,279
Federal Home Loan Bank stock	13,470	N/A	N/A	N/A	N/A
Accrued interest receivable	7,207	7,207	7,207	—	—
Interest rate swaps	58,808	58,808	—	58,808	—
Financial liabilities:
Deposits	1,710,375	1,713,277	1,503,715	209,562	—
Federal Home Loan Bank advances and other borrowings	465,007	475,173	—	475,173	—
Junior subordinated notes	10,054	9,978	—	—	9,978
Accrued interest payable	2,012	2,012	2,012	—	—
Interest rate swaps	65,390	65,390	—	65,390	—
Off-balance sheet items:
Standby letters of credit	53	53	—	—	53
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,102	$67,102	$61,202	$5,900	$—
Securities available-for-sale	173,133	173,133	—	173,133	—
Securities held-to-maturity	32,700	33,188	—	33,188	—
Loans held for sale	5,205	5,673	—	5,673	—
Loans and lease receivables, net	1,695,115	1,706,201	—	—	1,706,201
Federal Home Loan Bank stock	7,953	N/A	N/A	N/A	N/A
Accrued interest receivable	5,760	5,760	5,760	—	—
Interest rate swaps	18,346	18,346	—	18,346	—
Financial liabilities:
Deposits	1,530,379	1,532,517	1,241,891	290,626	—
Federal Home Loan Bank advances and other borrowings	319,382	319,507	—	319,507	—
Junior subordinated notes	10,047	9,970	—	—	9,970
Accrued interest payable	2,882	2,282	2,282	—	—
Interest rate swaps	20,885	20,885	—	20,885	—
Off-balance sheet items:
Standby letters of credit	63	63	—	—	63

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

Loans Held for Sale: Loans held for sale, which consist of the guaranteed portions of SBA 7(a) loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.
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
At June 30, 2020, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $467.1 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between March 2021 and May 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $58.8 million, included in accrued interest receivable and other assets. As of June 30, 2020, no interest rate swaps were in default.
At June 30, 2020, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $467.1 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March 2021 through May 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $58.8 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $58.8 million and no gross derivative asset. No right of offset existed with dealer counterparty swaps as of June 30, 2020.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2020 and 2019 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of June 30, 2020, the aggregate notional value of interest rate swaps designated as cash flow hedges was $114.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $418,000 and $4.0 million was recognized in other comprehensive income for the three and six months ended June 30, 2020, respectively, and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2020	Accrued interest receivable and other assets	$58,808	Accrued interest payable and other liabilities	$58,808
December 31, 2019	Accrued interest receivable and other assets	$18,346	Accrued interest payable and other liabilities	$18,346
Derivatives designated as hedging instruments
June 30, 2020	Accumulated other comprehensive income (1)	$6,582	Accrued interest payable and other liabilities	$6,582
December 31, 2019	Accumulated other comprehensive income (1)	$2,539	Accrued interest payable and other liabilities	$2,539

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

The Bank is also subject to certain legal, regulatory, and other restrictions on its ability to pay dividends to the Corporation. As a bank holding company, the payment of dividends by the Bank to the Corporation is one of the sources of funds the Corporation could use to pay dividends, if any, in the future and to make other payments. Future dividend decisions by the Bank and the Corporation will continue to be subject to compliance with various legal, regulatory, and other restrictions as defined from time to time.
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
As of June 30, 2020, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of June 30, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$247,276	11.97%	$165,275	8.00%	$216,924	10.50%	N/A	N/A
First Business Bank	238,138	11.60	164,225	8.00	215,545	10.50	205,281	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$197,692	9.57%	$123,956	6.00%	$175,605	8.50%	N/A	N/A
First Business Bank	212,443	10.35	123,169	6.00	174,489	8.50	164,225	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$187,638	9.08%	$92,967	4.50%	$144,616	7.00%	N/A	N/A
First Business Bank	212,443	10.35	92,376	4.50	143,697	7.00	133,433	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$197,692	8.29%	$95,431	4.00%	$95,431	4.00%	N/A	N/A
First Business Bank	212,443	8.96	94,856	4.00	94,856	4.00	118,570	5.00

	As of December 31, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$239,029	12.01%	$159,185	8.00%	$208,930	10.50%	N/A	N/A
First Business Bank	233,181	11.79	158,177	8.00	207,607	10.50	197,721	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$194,456	9.77%	$119,388	6.00%	$169,134	8.50%	N/A	N/A
First Business Bank	212,315	10.74	118,633	6.00	168,063	8.50	158,177	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$184,409	9.27%	$89,541	4.50%	$139,286	7.00%	N/A	N/A
First Business Bank	212,315	10.74	88,974	4.50	138,405	7.00	128,519	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$194,456	9.27%	$83,950	4.00%	$83,950	4.00%	N/A	N/A
First Business Bank	212,315	10.18	83,414	4.00	83,414	4.00	104,268	5.00

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
These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our stockholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A — Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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

Overview
We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through the Bank and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, consumer and other lending, asset-based lending, accounts receivable financing, equipment financing, vendor financing, floorplan financing, SBA lending and servicing, treasury management services, and company retirement plans. Our private wealth services for executives and individuals include trust and estate administration, financial planning, investment management, and private banking. For other financial institutions, our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local banking partners and specialized business lines where we provide skilled expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Operational Summary

Results as of and for the three and six months ended June 30, 2020 include:

•
Net income totaled $3.3 million, or diluted earnings per share of $0.38, for the three months ended June 30, 2020, compared to $6.6 million, or diluted earnings per share of $0.75, for the same period in 2019. Net income totaled $6.6 million, or diluted earnings per share of $0.77, for the six months ended June 30, 2020, compared to $12.5 million, or diluted earnings per share of $1.43, for the same period in 2019.

•
During the second quarter of 2020, the Corporation disbursed $327.9 million in Paycheck Protection Program (“PPP”) loans and received processing fee income from the Small Business Administration (“SBA”) of $8.7 million. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated at forgiveness. During the second quarter of 2020, $859,000 was recognized in interest income.

•
Record pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, totaled $9.8 million for the three months ended June 30, 2020, up 32.4% for the same period in 2019. Pre-tax, pre-provision adjusted return on average assets was 1.61% for the three months ended June 30, 2020, compared 1.46% for the same period in 2019. Pre-tax, pre-provision adjusted earnings totaled $17.3 million for the six months ended June 30, 2020, up 19.3% for the same period in 2019. Pre-tax, pre-provision adjusted return on average assets was 1.53% for the six months ended June 30, 2020, compared 1.46% for the same period in 2019.

•
Period-end gross loans and leases receivable were $2.057 billion as of June 30, 2020, up $342.2 million from December 31, 2019. Line of credit utilization was significantly impacted by PPP loan proceeds and was $212.6 million as of June 30, 2020, down from $281.4 million at December 31, 2019. Gross loans and leases receivable, excluding PPP loans and lines of credit, were $1.516 billion as of June 30, 2020, up 11.6% annualized, from December 31, 2019.

•
The allowance for loan and lease losses increased $7.9 million, or 40.7%, compared to December 31, 2019 primarily due to a $4.3 million and $2.1 million increase in the general and specific reserves, respectively, driven by the COVID-19 pandemic. The allowance for loan and lease losses increased to 1.33% of total loans, compared to1.14% at December 31, 2019. Excluding PPP loans, the allowance for loan and lease losses increased to 1.58% of total loans as of June 30, 2020.

•
Provision for loan and lease losses totaled $5.5 million for the three months ended June 30, 2020, compared to a provision benefit of $784,000 for the same period in 2019. Provision for loan and lease losses totaled $8.7 million for the six months ended June 30, 2020, compared to a provision benefit of $736,000 for the same period in 2019.

•
Robust liquidity position includes record in-market deposits of $1.621 billion, total deposits of $1.710 billion, and on-balance sheet liquidity of $611.6 million, defined as total short-term investments, unencumbered securities available-for-sale, and unencumbered pledged loans. In-market deposit balances were inflated due to PPP loan proceeds.

•
Net interest margin was 3.34% and 3.39% for the three and six months ended June 30, 2020, respectively, compared to 3.52% and 3.66% for the three and six months ended June 30, 2019, respectively. Adjusted net interest margin, which excludes certain one-time and discrete items, was 3.33% for the three and six months ended June 30, 2020, respectively, compared to 3.31% and 3.33% for the three and six months ended June 30, 2019, respectively.

•
Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $2.3 million and $3.1 million for the three and six months ended June 30, 2020, respectively, compared to $1.2 million and $3.5 million for the three and six months ended June 30, 2019, respectively.

•
Top line revenue, defined as net interest income plus non-interest income, totaled $25.2 million for the three months ended June 30, 2020, up 11.3% from the same period in 2019. Top line revenue totaled $48.7 million for the six months ended June 30, 2020, up 8.0% from the same period in 2019.

•
Non-interest income totaled $6.3 million, or 25.1% of total revenue, or the three months ended June 30, 2020, surpassing the Corporation’s goal of 25% for the fifth consecutive quarter. Non-interest income totaled $12.7 million, or 26.2% of total revenue, for the six months ended June 30, 2020.

•
Non-interest expense was $18.3 million and $34.5 million for the three and six months ended June 30, 2020, respectively, compared to $17.5 million and $35.2 million for the three and six months ended June 30, 2019, respectively. Operating expense, which excludes certain one-time and discrete items, totaled $15.4 million and $31.3 million for the three and six months ended June 30, 2020, respectively, compared to $15.3 million and $30.5 million for the three and six months ended June 30, 2019, respectively.

•
The Corporation incurred a $744,000 loss on the early extinguishment of $59.5 million in Federal Home Loan Bank (“FHLB”) term advances late in the second quarter of 2020, as the Corporation lowered wholesale funding costs and improved the Corporation’s funding position with the expectation of a low interest rate environment for an extended period of time.

•
The efficiency ratio improved to 61.22% and 64.36% for the three and six months ended June 30, 2020, respectively, down from 67.41% and 67.72% for the three and six months ended June 30, 2019, respectively.

•	Historic tax credit programs contributed $690,000, or $0.08 per share, during the three months ended June 30, 2020, compared to $446,000, or $0.05 per share for the same period in 2019.
COVID-19 Update
Business Continuity
The Corporation continues to strictly adhere to COVID-19 health and safety-related requirements and best practices across all of our locations. During the second quarter of 2020, employees slowly resumed business travel, as necessary, while business development efforts have continued to be somewhat negatively affected by limitations on in-person appointments.
Portions of the Corporation’s workforce started returning to the office, subject to local mandates and restrictions, on a rotating basis. Management will monitor the activity closely and adjust accordingly as the health and safety of our employees and clients remain our highest priority.
The Corporation had no furloughs or layoffs related to COVID-19 to date.
Paycheck Protection Program
During the second quarter of 2020, the Corporation processed over 700 applications from existing and new clients, disbursed $327.9 million in funds, and received processing fee income from the SBA of $8.7 million. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the second quarter of 2020, $859,000 was recognized in interest income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans through a combination of excess cash held at the Federal Reserve and the increase in in-market deposits.

Liquidity Sources
Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of June 30, 2020, the Corporation had the following sources of liquidity, including the Corporation’s ability to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”):

As of
June 30, 2020
(In Thousands)
Short-term investments	$27,839
PPPLF availability	298,327
Collateral value of unencumbered pledged loans (FHLB borrowing availability)	178,587
Market value of unencumbered securities (Fed Discount Window and FHLB borrowing availability)	106,808
Total sources of liquidity	$611,561
In addition to the above primary sources of liquidity, as of June 30, 2020, the Corporation also had access to $53.5 million in federal funds lines with various correspondent banks and significant experience accessing the highly liquid brokered certificate of deposit market.
Capital Strength
The Corporation’s capital ratios continued to exceed the highest required regulatory benchmark levels.

•
Total capital to risk-weighted assets at June 30, 2020, was 11.97%, tier 1 capital to risk-weighted assets was 9.57%, tier 1 leverage capital to adjusted average assets was 8.29%, and common equity tier 1 capital to risk-weighted assets was 9.08%. Tangible common equity to tangible assets was 7.56%. Excluding PPP loans, tier 1 leverage capital to adjusted average assets and tangible common equity to tangible assets were 9.19% and 8.72%, respectively.

•
Management suspended the Corporation’s stock repurchase program in March 2020 due to the uncertainty surrounding the COVID-19 pandemic. As of March 16, 2020, the Corporation had repurchased 141,137 shares of its common stock at a weighted average price of $24.62 per share, for a total value of $3.5 million. The Corporation has $1.5 million of buyback authority remaining.

•
As previously announced, during the second quarter of 2020, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.165 per share. The dividend was paid on May 14, 2020 to stockholders of record at the close of business on May 4, 2020. Measured against second quarter 2020 diluted earnings per share of $0.38, the dividend represents a 43.4% payout ratio. The Board of Directors routinely considers dividend declarations as part of its normal course of business.

Deferral Requests
The Corporation provided loan modifications up to six months to certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of June 30, 2020, the Corporation had processed 448 deferral requests on loans totaling $323.2 million, or 18.6% of gross loans and leases. Loan deferrals of six months accounted for 60.2% of the total $323.2 million in deferral requests and the remaining balance were primarily for three months. Management anticipates the loan modifications may continue throughout 2020. The following tables represent a breakdown of the deferred loan balances by industry segment and collateral type:

	As of
	June 30, 2020
			Collateral Type
Industries Description	Balance	% Deferred of Total Industry	Real Estate	Non Real Estate
	(Dollars in Thousands)
Real Estate and Rental and Leasing	$147,584	18.8%	$142,519	$5,065
Accommodation and Food Services	52,468	52.7%	49,198	3,270
Manufacturing	34,214	17.5%	20,253	13,961
Health Care and Social Assistance	19,552	15.9%	12,136	7,416
Transportation and Warehousing	19,402	21.3%	422	18,980
Retail Trade	14,851	29.7%	11,355	3,496
Information	11,228	64.1%	2,430	8,798
Utilities	7,129	96.4%	—	7,129
Construction	6,448	6.7%	6,359	89
Wholesale Trade	5,695	5.7%	569	5,126
Other Services (except Public Administration)	1,673	3.0%	50	1,623
Professional, Scientific, and Technical Services	933	2.3%	—	933
Administrative and Support and Waste Management and Remediation Services	831	9.9%	728	103
Finance and Insurance	743	1.8%	715	28
Arts, Entertainment, and Recreation	300	1.7%	292	8
Agriculture, Forestry, Fishing and Hunting	165	1.3%	—	165
Total deferred loan balances	$323,216		$247,026	$76,190

The following table is a further breakdown of the deferred loan balances by certain credit quality indicators. Please refer to Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for the risk category definitions.

	As of
	June 30, 2020
	Category
	I	II	III	Total
	(Dollars in Thousands)
Total deferred loan balances	$221,414	$66,554	$35,248	$323,216
% of Total	68.5%	20.6%	10.9%	100.0%

The following table is a further breakdown of the deferred loan balances and collateral type for the Real Estate and Rental and Leasing industry:

	As of
	June 30, 2020
			Collateral Type
Real Estate and Rental and Leasing Detail:	Balance	% Deferred of Sub-Industry	Real Estate	Non Real Estate
	(Dollars in Thousands)
Office - Class A	$23,204	15.3%	$23,204	$—
Retail - Non-Credit Tenant - Shopping Center	22,657	73.5%	22,657	—
Office - Class B	17,652	32.1%	17,652	—
1-4 Family	16,887	64.5%	16,887	—
Multi-Family - Market Rent	16,174	8.5%	16,174	—
Retail - Non-Credit Tenant - Strip Center	11,389	59.7%	11,389	—
Multi-Family - Student Housing	8,466	20.2%	8,466	—
Retail - Non-Credit Tenant - Restaurant	6,621	64.9%	6,621	—
Retail - Other	6,110	13.9%	6,110	—
Retail - Non-Credit-Tenant - Big Box	5,629	100.0%	5,629	—
Other	12,795	5.6%	7,730	5,065
Total Real Estate and Rental and Leasing	$147,584		$142,519	$5,065
The following table is a further breakdown of the deferred loan balances and collateral type for the Accommodation and Food Services industry:

	As of
	June 30, 2020
			Collateral Type
Accommodation and Food Services Detail:	Balance	% Deferred of Sub-Industry	Real Estate	Non Real Estate
	(Dollars in Thousands)
Hotel - Flag	$43,011	63.1%	$43,011	$—
Hotel - No Flag	1,862	46.0%	1,862	—
Other	5,594	22.7%	2,324	3,270
Retail - Restaurant/Bar	2,001	13.0%	2,001	—
Total Accommodation and Food Service	$52,468		$49,198	$3,270

Exposure to Stressed Industries
Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	As of
	June 30, 2020
Industries:	Balance	% Gross Loans and Leases (1)
	(Dollars in Thousands)
Retail (2)	$70,028	4.0%
Hospitality	73,502	4.2%
Entertainment	16,675	1.0%
Restaurants & food service	24,884	1.4%
Total outstanding exposure	$185,089	10.7%

(1)	Excluding PPP loans.

(2)	Includes $51.7 million in loans secured by commercial real estate.

As of June 30, 2020, the Corporation had no meaningful direct exposure to the energy sector, airline industry or retail consumer, and does not participate in shared national credits.
Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.

Results of Operations
Top Line Revenue
Top line revenue, comprised of net interest income and non-interest income, increased 11.3% for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in fees in lieu of interest and a reduction in interest rate paid on deposits, partially offset by lower loan yields. Top line revenue increased 8.0% for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in commercial loan interest rate swap fee income and a reduction in interest rates paid on deposits, partially offset by lower loan yields and a reduction in fees in lieu of interest.
The components of top line revenue were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$18,888	$16,852	$2,036	12.1%	$35,937	$34,606	$1,331	3.8%
Non-interest income	6,319	5,805	514	8.9	12,733	10,443	2,290	21.9
Top line revenue	$25,207	$22,657	$2,550	11.3	$48,670	$45,049	$3,621	8.0
Annualized Return on Average Assets and Annualized Return on Average Equity
ROAA for the three months ended June 30, 2020 decreased to 0.55% compared to 1.30% for the three months ended June 30, 2019. ROAA for the six months ended June 30, 2020 decreased to 0.58% compared to 1.25% for the six months ended June 30, 2019. The decrease in ROAA was primarily due to an increase in the provision for loan and lease losses related to the COVID-19 pandemic. This reduction in profitability was partially offset by an increase in commercial loan interest rate swap fee income, a decrease in SBA recourse provision, an overall decrease in operating expenses, and net interest income improvement mainly due to lower rates paid on deposits. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
ROAE for the three months ended June 30, 2020 was 6.70% compared to 14.09% for the three months ended June 30, 2019. ROAE for the six months ended June 30, 2020 was 6.92% compared to 13.89% for the six months ended June 30, 2019. The reasons for the decrease in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio
Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, losses on foreclosed properties, amortization of other intangible assets, losses on early extinguishment of debt, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized gains or losses on securities, if any.
The efficiency ratio was 61.22% and 64.36% for the three and six months ended June 30, 2020 compared to 67.41% and 67.72% for the three and six months ended June 30, 2019. Operating revenue growth outpaced the change in operating expense for the three and six months ended June 30, 2020, resulting in positive operating leverage. Results for the three and six months ended June 30, 2020 have benefited from PPP interest income, PPP loan processing fee recognition, and below average business-related expenses due to the COVID-19 pandemic. For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, operating revenue increased 11.2% while operating expense increased 1.0%. Similarly, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, operating revenue increased 8.0% while operating expense increased 2.7%. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth; although this growth may be muted somewhat by the current health crisis and its effect on the economy. These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in less mature markets.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$18,343	$17,464	$879	5.0%	$34,488	$35,206	$(718)	(2.0)%
Less:
Net loss (gain) on foreclosed properties	348	(21)	369	NM	450	(21)	471	NM
Amortization of other intangible assets	9	11	(2)	(18.2)	18	21	(3)	(14.3)
SBA recourse (benefit) provision	(30)	113	(143)	NM	(5)	594	(599)	NM
Tax credit investment impairment	1,841	2,088	(247)	(11.8)	1,954	4,102	(2,148)	(52.4)
Loss on early extinguishment of debt	744	—	744	NM	744	—	744	NM
Total operating expense	$15,431	$15,273	$158	1.0	$31,327	$30,510	$817	2.7
Net interest income	18,888	16,852	2,036	12.1	$35,937	$34,606	$1,331	3.8
Total non-interest income	6,319	5,805	514	8.9	12,733	10,443	2,290	21.9
Less:
Net loss on sale of securities	—	(1)	1	NM	(4)	(1)	(3)	NM
Total operating revenue	$25,207	$22,658	$2,549	11.2	$48,674	$45,050	$3,624	8.0
Pre-tax, pre-provision adjusted earnings	$9,776	$7,385	$2,391	32.4	$17,347	$14,540	$2,807	19.3
Efficiency ratio	61.22%	67.41%			64.36%	67.72%
NM = Not Meaningful

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2020 compared to the same period in 2019. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2020 Compared to 2019			2020 Compared to 2019
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(2,972)	$667	$(2,305)	$(4,654)	$1,183	$(3,471)
Commercial and industrial loans(1)	(3,364)	3,234	(130)	(5,495)	4,384	(1,111)
Direct financing leases(1)	122	(51)	71	(64)	(84)	(148)
Consumer and other loans(1)	(55)	63	8	(83)	99	16
Total loans and leases receivable	(6,269)	3,913	(2,356)	(10,296)	5,582	(4,714)
Mortgage-related securities	(186)	74	(112)	(267)	277	10
Other investment securities	(1)	8	7	7	(29)	(22)
FHLB and FRB Stock	(9)	50	41	83	73	156
Short-term investments	(223)	95	(128)	(422)	135	(287)
Total net change in income on interest-earning assets	(6,688)	4,140	(2,548)	(10,895)	6,038	(4,857)
Interest-bearing liabilities
Transaction accounts	(1,075)	377	(698)	(1,508)	586	(922)
Money market accounts	(2,680)	198	(2,482)	(3,791)	655	(3,136)
Certificates of deposit	(170)	(228)	(398)	(231)	(375)	(606)
Wholesale deposits	114	(870)	(756)	359	(1,709)	(1,350)
Total deposits	(3,811)	(523)	(4,334)	(5,171)	(843)	(6,014)
FHLB advances	(3,062)	2,834	(228)	(1,039)	926	(113)
Federal reserve PPP lending facility	—	18	18	—	18	18
Other borrowings	(44)	4	(40)	(85)	3	(82)
Junior subordinated notes	—	—	—	2	1	3
Total net change in expense on interest-bearing liabilities	(6,917)	2,333	(4,584)	(6,293)	105	(6,188)
Net change in net interest income	$229	$1,807	$2,036	$(4,602)	$5,933	$1,331

(1)	The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2020 and 2019. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,192,530	$12,450	4.18%	$1,139,036	$14,755	5.18%
Commercial and industrial loans(1)	726,862	8,347	4.59	493,093	8,477	6.88
Direct financing leases(1)	27,115	395	5.83	31,610	324	4.10
Consumer and other loans(1)	36,614	356	3.89	30,555	348	4.56
Total loans and leases receivable(1)	1,983,121	21,548	4.35	1,694,294	23,904	5.64
Mortgage-related securities(2)	174,113	912	2.10	161,827	1,024	2.53
Other investment securities(3)	30,194	158	2.09	28,723	151	2.10
FHLB and FRB stock	10,301	127	4.93	6,875	86	5.00
Short-term investments	61,030	16	0.10	22,570	144	2.55
Total interest-earning assets	2,258,759	22,761	4.03	1,914,289	25,309	5.29
Non-interest-earning assets	167,008			110,516
Total assets	$2,425,767			$2,024,805
Interest-bearing liabilities
Transaction accounts	$368,844	291	0.32	$234,241	989	1.69
Money market accounts	637,714	368	0.23	593,431	2,850	1.92
Certificates of deposit	123,581	627	2.03	164,537	1,025	2.49
Wholesale deposits	105,597	638	2.42	251,060	1,394	2.22
Total interest-bearing deposits	1,235,736	1,924	0.62	1,243,269	6,258	2.01
FHLB advances	409,281	1,283	1.25	266,137	1,511	2.27
Federal reserve PPPLF	20,821	18	0.35	—	—	—
Other borrowings	24,681	371	6.01	24,463	411	6.72
Junior subordinated notes	10,052	277	11.02	10,038	277	11.04
Total interest-bearing liabilities	1,700,571	3,873	0.91	1,543,907	8,457	2.19
Non-interest-bearing demand deposit accounts	440,413			254,177
Other non-interest-bearing liabilities	86,504			40,110
Total liabilities	2,227,488			1,838,194
Stockholders’ equity	198,279			186,611
Total liabilities and stockholders’ equity	$2,425,767			$2,024,805
Net interest income		$18,888			$16,852
Interest rate spread			3.12%			3.10%
Net interest-earning assets	$558,188			$370,382
Net interest margin			3.34%			3.52%
Average interest-earning assets to average interest-bearing liabilities	132.82%			123.99%
Return on average assets(4)	0.55			1.30
Return on average equity(4)	6.70			14.09
Average equity to average assets	8.17			9.22
Non-interest expense to average assets(4)	3.02			3.45

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.

(2)	Includes amortized cost basis of assets available-for-sale and held-to-maturity.

(3)	Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.

(4)	Represents annualized yields/rates.

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,173,251	$25,973	4.43%	$1,126,449	$29,444	5.23%
Commercial and industrial loans(1)	621,399	16,204	5.22	479,644	17,315	7.22
Direct financing leases(1)	27,538	503	3.65	31,927	651	4.08
Consumer and other loans(1)	36,244	717	3.96	31,491	701	4.45
Total loans and leases receivable(1)	1,858,432	43,397	4.67	1,669,511	48,111	5.76
Mortgage-related securities(2)	177,352	1,973	2.22	153,981	1,963	2.55
Other investment securities(3)	26,737	285	2.13	29,423	307	2.09
FHLB and FRB stock	9,407	331	7.04	6,965	175	5.03
Short-term investments	48,396	146	0.60	33,818	433	2.56
Total interest-earning assets	2,120,324	46,132	4.35	1,893,698	50,989	5.39
Non-interest-earning assets	144,991			103,196
Total assets	$2,265,315			$1,996,894
Interest-bearing liabilities
Transaction accounts	$320,188	938	0.59	$224,873	1,860	1.65
Money market accounts	653,598	2,237	0.68	574,666	5,373	1.87
Certificates of deposit	128,791	1,377	2.14	162,082	1,983	2.45
Wholesale deposits	119,032	1,488	2.50	259,379	2,838	2.19
Total interest-bearing deposits	1,221,609	6,040	0.99	1,221,000	12,054	1.97
FHLB advances	367,604	2,842	1.55	267,058	2,955	2.21
Federal reserve PPPLF	10,410	18	0.35	—	—	—
Other borrowings	24,533	740	6.03	24,456	822	6.72
Junior subordinated notes	10,050	555	11.04	10,036	552	11.00
Total interest-bearing liabilities	1,634,206	10,195	1.25	1,522,550	16,383	2.15
Non-interest-bearing demand deposit accounts	365,771			255,691
Other non-interest-bearing liabilities	74,436			39,017
Total liabilities	2,074,413			1,817,258
Stockholders’ equity	190,902			179,636
Total liabilities and stockholders’ equity	$2,265,315			$1,996,894
Net interest income		$35,937			$34,606
Interest rate spread			3.10%			3.23%
Net interest-earning assets	$486,118			$371,148
Net interest margin			3.39%			3.66%
Average interest-earning assets to average interest-bearing liabilities	129.75%			124.38%
Return on average assets(4)	0.58			1.25
Return on average equity(4)	6.92			13.89
Average equity to average assets	8.43			9.00
Non-interest expense to average assets	3.04			3.53

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

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2020 and 2019

Net interest income increased $2.0 million, or 12.1%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in net interest income reflected a reduction in the rate paid on deposits, interest income received from PPP loans, and an increase in fees collected in lieu of interest, partially offset by a decrease in the yield on loans and leases. Fees in lieu of interest, which can vary from quarter to quarter, totaled $2.3 million, compared to $1.2 million. Excluding fees in lieu of interest, interest income from PPP loans, and interest expense from Federal Reserve PPPLF advances, net interest income increased $364,000, or 2.3%. Average gross loans and leases for the three months ended June 30, 2020 increased $288.8 million, or 17.0%, compared to the three months ended June 30, 2019. Excluding PPP loans and lines of credit, average gross loans and leases for the three months ended June 30, 2020 increased $113.0 million, or 8.1%, compared to the three months ended June 30, 2019. Net interest income for the six months ended June 30, 2020 increased $1.3 million, or 3.8%, compared to the six months ended June 30, 2019. The increase in net interest income reflected a reduction in the rate paid on deposits and interest income received from PPP loans, partially offset by lower loan yields and a decrease in fees collected in lieu of interest. Fees in lieu of interest totaled $3.1 million for the six months ended June 30, 2020 compared to $3.5 million in the prior year period. Excluding fees in lieu of interest, interest income from PPP loans, and interest expense from Federal Reserve PPPLF advances, net interest income for the six months ended June 30, 2020 increased $1.2 million, or 3.9%. Average gross loans and leases for the six months ended June 30, 2020 increased $188.9 million, or 11.3%, compared to the six months ended June 30, 2019. Excluding PPP loans and lines of credit, average gross loans and leases for the six months ended June 30, 2020 increased $107.8 million, or 15.6% annualized, compared to the six months ended June 30, 2019.
The yield on average loans and leases for the three and six months ended June 30, 2020 declined to 4.35% and 4.67%, respectively, compared to 5.64% and 5.76% for the three and six months ended June 30, 2019, respectively. Both periods were impacted by fees collected in lieu of interest and the current period was impacted by PPP loan interest income. Without the impact of these fees and PPP loan interest income, the yield on average loans and leases excluding PPP loans for the three and six months ended June 30, 2020 was 4.33% and 4.59%, respectively, compared to 5.36% and 5.34% for the three and six months ended, June 30, 2019, respectively. Similarly, the yield on average interest-earning assets for the three and six months ended June 30, 2020 measured 4.03% and 4.35%, respectively, compared to 5.29% and 5.39% for the three and six months ended June 30, 2019, respectively. Excluding fees collected in lieu of interest and PPP loan interest income, the yield on average interest-earning assets excluding PPP loans for the three and six months ended June 30, 2020 was 3.97% and 4.26%, respectively, compared to 5.03% and 5.01% for the three and six months ended June 30, 2019, reflecting a decrease in LIBOR and Prime.
The average rate paid on total interest-bearing liabilities for the three and six months ended June 30, 2020 decreased to 0.91% and 1.25%, respectively, compared to 2.19% and 2.15% for the three and six months ended June 30, 2019, respectively. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, Federal Reserve PPPLF advances, subordinated and junior subordinated notes payable, and other borrowings.
The average rate paid on total in-market deposits — comprised of all transaction accounts, money market accounts, and non-wholesale deposits — for the three and six months ended June 30, 2020 decreased to 0.33% and 0.62%, respectively, down from 1.56% and 1.51%, for the three and six months ended June 30, 2019, respectively. The average rate paid on total in-market deposits declined as the Corporation decreased deposit rates in response to the Federal Open Market Committee’s (“FOMC”) decision to decrease the target federal funds rate 225 basis points from July 2019 to June 2020. The average target federal funds rate decreased 234 basis points.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and match fund long-term, fixed-rate loans, wholesale funds are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended June 30, 2020 increased $143.1 million to $409.3 million at an average rate paid of 1.25%, compared to $266.1 million at an average rate paid of 2.27% for the three months ended June 30, 2019. Average FHLB advances for the six months ended June 30, 2020 increased $100.5 million to $367.6 million at an average rate paid of 1.55%, compared to $267.1 million at an average rate paid of 2.21% for the six months ended June 30, 2019. As of June 30, 2020, the weighted average original maturity of our FHLB term advances was 5.3 years. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the three months ended June 30, 2020 decreased $145.5 million to $105.6 million at an average rate paid of 2.42%, compared to $251.1 million at an average rate paid of 2.22%. Average wholesale deposits for the six months ended June 30, 2020 decreased $140.3 million to $119.0 million at an average rate paid of 2.50%, compared to $259.4 million at an average rate paid of 2.19% for the six months ended June 30, 2019. The existing wholesale deposit portfolio is maturing and being replaced, as needed, by lower cost FHLB advances to match fund long-term, fixed-rate loans. As of June 30, 2020, the weighted average original maturity of our wholesale deposits was 4.6 years.

The average rate paid on total bank funding for the three and six months ended June 30, 2020 decreased to 0.61% and 0.91%, respectively, compared to 1.76% and 1.72% for the three and six months ended June 30, 2019. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances.
                Net interest margin decreased 18 basis points to 3.34% for the three months ended June 30, 2020 compared to 3.52% for the three months ended June 30, 2019. The decrease was primarily due to the decrease in the average yield on loans and leases receivable, partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding and increase in fees collected in lieu of interest. Excluding fees collected in lieu of interest and PPP loan interest income, net interest margin measured 3.33% for the second quarter of 2020, compared to 3.31% in the second quarter of 2019. Net interest margin decreased 27 basis points to 3.39% for the six months ended June 30, 2020 compared to 3.66% for the six months ended June 30, 2019. The decrease was primarily due to the decrease in average yield on loans and leases receivable and a decrease in fees in lieu of interest. These unfavorable variances were partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding. Excluding fees collected in lieu of interest and PPP loan interest income, net interest margin measured 3.33% for the six months ended June 30, 2020 and June 30, 2019.
The Corporation incurred a $744,000 loss, recognized through non-interest expense, on the early extinguishment of $59.5 million in FHLB term advances late in the second quarter of 2020, as the Corporation lowered wholesale funding costs and improved the Corporation’s funding position. Management believes this strategy will help stabilize net interest margin with the expectation of a low interest rate environment for an extended period of time.
Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in our higher-yielding specialty finance lines of business will allow the Corporation to achieve a net interest margin of at least 3.50%, on average. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business and the Corporation’s participation in the PPP. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
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
The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak is having a significant adverse impact on certain industries the Corporation serves, including retail, hospitality, entertainment, and restaurants and food services. Due to COVID-19 and the economic impact it could have on the Corporation’s loan portfolio, additional detail about certain exposure to stressed industries is included in the section titled COVID-19 Update, above.
Based on management’s current assessment of the increased inherent risk in the loan portfolio, the allowance for loan and leases losses increased $7.9 million, or 40.7%, compared to December 31, 2019. The provision for loan and lease losses totaled $5.5 million and $8.7 million for the three and six months ended June 30, 2020, respectively, compared to a provision benefit of $784,000 and $736,000 for the three and six months ended June 30, 2019, respectively. For the six months ended June 30, 2020, the increase in the allowance for loan and lease losses was in large part due to an increase in several qualitative factors after careful evaluation by management. Most notably, a $4.3 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, and an additional $953,000 stemmed from the other qualitative factors, such as management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management. Additionally, an increase in specific reserves of $2.1 million was driven by deterioration of two existing legacy SBA impaired relationships.
The legacy on-balance sheet SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior, has been a source of elevated non-performing assets. Additional information on our legacy SBA portfolio is as follows:

	As of
	June 30, 2020	March 31, 2020	June 30, 2019
	(In Thousands)
Performing loans:
Off-balance sheet loans	$28,843	$31,212	$44,385
On-balance sheet loans	16,554	17,935	23,406
Gross loans	45,397	49,147	67,791
Non-performing loans:
Off-balance sheet loans	1,640	4,887	8,294
On-balance sheet loans	9,725	13,833	16,940
Gross loans	11,365	18,720	25,234
Total loans:
Off-balance sheet loans	30,483	36,099	52,679
On-balance sheet loans	26,279	31,768	40,346
Gross loans	$56,762	$67,867	$93,025
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
Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2020 and 2019
Non-Interest Income
Non-interest income primarily consists of fees earned for private wealth management services, gains on sale of SBA loans, service charges on deposits, loan fee income, and commercial loan interest rate swap fee income. For the three months ended June 30, 2020 non-interest income increased by $514,000, or 8.9%, to $6.3 million from $5.8 million for the same period in 2019. For the six months ended June 30, 2020 non-interest income increased $2.3 million, or 21.9%, to $12.7 million from $10.4 million for the same period in 2019. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 25.1% and 26.2% of our total revenues for the three and six months ended June 30, 2020, respectively, compared to 25.6% and 23.2% for the three and six months ended June 30, 2019, respectively. Management believes the expected gradual expansion of our SBA lending program, fees from commercial loan interest rate swap activity with our commercial borrowers, and the geographic expansion of our private wealth management division will allow us to sustain our strategic target of 25% over the long-term.

The components of non-interest income were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Private wealth management service fees	$2,124	$2,138	$(14)	(0.7)%	$4,235	$4,065	$170	4.2%
Gain on sale of SBA loans	574	297	277	93.3	839	539	300	55.7
Service charges on deposits	829	743	86	11.6	1,647	1,520	127	8.4
Loan fees	451	464	(13)	(2.8)	936	877	59	6.7
Increase in cash surrender value of bank-owned life insurance	377	297	80	26.9	672	589	83	14.1
Net loss on sale of securities	—	(1)	1	NM	(4)	(1)	(3)	NM
Commercial loan swap fees	1,655	1,051	604	57.5	3,336	1,523	1,813	NM
Other non-interest income	309	816	(507)	(62.1)	1,072	1,331	(259)	(19.5)
Total non-interest income	$6,319	$5,805	$514	8.9	$12,733	$10,443	$2,290	21.9
Fee income ratio(1)	25.1%	25.6%			26.2%	23.2%

(1)	Fee income ratio is total non-interest income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
Private wealth management service fees decreased $14,000, or 0.7%, and increased $170,000, or 4.2% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease for the three month comparison period was mainly driven by a decline in equity market values stemming from the COVID-19 pandemic. The increase in the six month comparison period was driven by growth in assets under management and administration attributable to new client relationships. As of June 30, 2020, trust assets under management and administration totaled $1.873 billion, decreasing $18.8 million, or 1.0%, compared to $1.892 billion as of December 31, 2019 and increasing $118.4 million, or 6.7%, compared to $1.755 billion as of June 30, 2019.
Commercial loan interest rate swap fee income was $1.7 million and $3.3 million for the three and six months ended June 30, 2020, respectively, compared to $1.1 million and $1.5 million for the three and six months ended June 30, 2019, respectively. Interest rate swaps continue to be an attractive product for the Bank’s commercial borrowers, although associated fee income can vary period to period based on client demand and the interest rate environment in any given quarter.
Gains on sale of SBA loans increased $277,000, or 93.3%, and increased $300,000, or 55.7%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The Corporation’s pipeline continues to grow period over period and management believes the gain on sale of traditional SBA loans (i.e., SBA loans unrelated to PPP loans) will increase at a measured pace over time. Loans held for sale, consisting entirely of SBA loans closed but not fully funded, increased $7.3 million, or 116.0%, to $13.7 million compared to March 31, 2020.
Other non-interest income for the three and six months ended June 30, 2020 totaled $309,000 and $1.1 million, respectively, compared to $816,000 and $1.3 million, respectively, for three and six months ended June 30, 2019. Decreases in both periods of comparison were primarily due to gains recognized on end-of-term buyout agreements from the Corporation’s equipment financing business line during the three months ended June 30, 2019.

Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2020 and 2019
Non-Interest Expense
The components of non-interest expense were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Compensation	$10,796	$10,503	$293	2.8%	$21,848	$20,667	$1,181	5.7%
Occupancy	554	559	(5)	(0.9)	1,126	1,149	(23)	(2.0)
Professional fees	859	784	75	9.6	1,678	1,994	(316)	(15.8)
Data processing	710	689	21	3.0	1,386	1,269	117	9.2
Marketing	352	581	(229)	(39.4)	813	1,063	(250)	(23.5)
Equipment	304	272	32	11.8	595	661	(66)	(10.0)
Computer software	966	827	139	16.8	1,856	1,626	230	14.1
FDIC insurance	239	302	(63)	(20.9)	448	595	(147)	(24.7)
Collateral liquidation costs (recovery)	115	89	26	29.2	236	(1)	237	NM
Net loss (gain) on foreclosed properties	348	(21)	369	NM	450	(21)	471	NM
Tax credit investment impairment	1,841	2,088	(247)	(11.8)	1,954	4,102	(2,148)	(52.4)
SBA recourse (benefit) provision	(30)	113	(143)	NM	(5)	594	(599)	NM
Loss on early extinguishment of debt	744	—	744	NM	744	—	744	NM
Other non-interest expense	545	678	(133)	(19.6)	1,359	1,508	(149)	(9.9)
Total non-interest expense	$18,343	$17,464	$879	5.0	$34,488	$35,206	$(718)	(2.0)
Total operating expense(1)	$15,431	$15,273	$158	1.0	$31,327	$30,510	$817	2.7
Full-time equivalent employees	283	275			283	275

(1)	Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended June 30, 2020 increased by $879,000, or 5.0%, to $18.3 million compared to $17.5 million for the same period in 2019. Non-interest expense for the six months ended June 30, 2020 decreased by $718,000, or 2.0%, to $34.5 million compared to $35.2 million for the same period in 2019. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $158,000, or 1.0%, to $15.4 million for the three months ended June 30, 2020 compared to $15.3 million for the same period in 2019. Operating expense increased $817,000, or 2.7%, to $31.3 million compared to $30.5 million for the same period in 2019. The increase in operating expense for both periods of comparison was primarily due to an increase in compensation expense and collateral liquidation costs, partially offset by a decrease in general business-related expenses due to the Corporation’s adherence to COVID-19 stay-at-home orders.
Compensation expense for the three months ended June 30, 2020 was $10.8 million, an increase of $293,000, or 2.8%, compared to the three months ended June 30, 2019. Compensation expense for six months ended June 30, 2020 was $21.8 million, an increase of $1.2 million, or 5.7%, compared to the six months ended June 30, 2019. The increase in compensation expense in both periods of comparison reflects an increase in employees and annual merit increases. Average full-time equivalent employees were 281 for the quarter ended June 30, 2020 compared to 274 for the quarter ended June 30, 2019.
Collateral liquidation costs increased $26,000 to $115,000 for the three months June 30, 2020 compared to $89,000 for the three months ended June 30, 2019, and increased $237,000 to $236,000 for the six months ended June 30, 2020 compared to a recovery of $1,000 for the six months ended June 30, 2019. The first half of 2019 included the recovery of various workout expenses following the successful resolution of an impaired asset-based loan relationship.

Tax credit investment impairment expense was $1.8 million and $2.0 million for the three and six months ended June 30, 2020, respectively, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2019, respectively. During the second quarter of 2020, the Corporation recognized a total of $1.7 million in expense due to the impairment of in-market federal historic tax credit investments, which corresponded with the recognition of a $2.5 million in tax credits during the quarter. During the six months ended June 30, 2019, the Corporation recognized $3.9 million in expense due to the impairment of in-market federal historic tax credit investments, which corresponded with the recognition of $5.3 million in tax credits. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2020 and beyond.
SBA recourse benefit was $30,000 and $5,000 for the three and six months ended June 30, 2020, respectively, compared to recourse provision of $113,000 and $594,000 for the three and six months ended June 30, 2019, respectively. The decrease for the three and six months ended June 30, 2020 was primarily due to the declining balance of the outstanding legacy SBA loan sold portfolio and a reduction in the historic loss rate applied to the portfolio. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should diminish over time as the outstanding balance of sold legacy SBA loans continues to decline. The total recourse reserve balance was $1.0 million, or 1.4% of total sold SBA loans outstanding, at June 30, 2020, compared to $1.3 million, or 1.8%, at December 31, 2019, and $2.1 million, or 2.7%, at June 30, 2019.
Income Taxes
Income tax benefit totaled $1.1 million for the six months ended June 30, 2020 compared to an income tax benefit of $1.9 million for the six months ended June 30, 2019. The income tax benefit for the six months ended June 30, 2020 primarily reflects the recognition of $2.5 million in tax credits which correspond with the $1.7 million impairment of relationship-based historic tax credit investments during the same period. The income tax benefit for the six months ended June 30, 2019 primarily reflects the recognition of $5.3 million in federal historic tax credits, which correspond with the $3.9 million impairment of relationship-based historic tax credit investments during the same period. The effective tax rate for the six months ended June 30, 2020, excluding the discrete items, was 18.5%.
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

Financial Condition
General
Total assets increased by $372.0 million, or 17.7%, to $2.469 billion as of June 30, 2020 compared to $2.097 billion at December 31, 2019. The increase in total assets was primarily driven by PPP loan growth.
Short-Term Investments
Short-term investments decreased by $23.2 million, or 45.4%, to $27.8 million at June 30, 2020 from $51.0 million at December 31, 2019. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. As of June 30, 2020, we did not hold any commercial paper and as of December 31, 2019, our total investment in commercial paper was $5.9 million. Due to current economic conditions, we decided to temporarily exit this short-term investment. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to be in a position to benefit from an anticipated change in the yield curve level and shape. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section titled Liquidity and Capital Resources for further discussion.

Securities
Total securities, including available-for-sale and held-to-maturity, decreased by $4.3 million, or 2.1%, to $201.5 million at June 30, 2020 compared to $205.8 million at December 31, 2019. During the six months ended June 30, 2020, due to declining interest rates, we recognized unrealized gains of $4.2 million before income taxes through other comprehensive income. As of June 30, 2020 and December 31, 2019, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 3.7 years and 4.4 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2020.
Loans and Leases Receivable
Loans and leases receivable, net of allowance for loan and lease losses, increased by $334.3 million to $2.029 billion at June 30, 2020 from $1.695 billion at December 31, 2019 which was driven by the aforementioned PPP loan growth. Loans and leases receivable, net of PPP loans and the allowance for loan and lease losses, increased by $6.4 million, or 0.4%, to $1.701 billion at June 30, 2020 from December 31, 2019. Total commercial real estate (“CRE”) contributed to growth, increasing $68.1 million to $1.222 billion from $1.154 billion at December 31, 2019. Multifamily and construction loans were the largest contributors to CRE loan growth as of June 30, 2020, increasing $27.2 million and $24.3 million, respectively from December 31, 2019. Commercial and industrial (“C&I”) loans increased $277.8 million to $781.2 million from $503.4 million at December 31, 2019. Excluding PPP loans, C&I loans decreased $50.1 million to $453.3 million from $503.4 million at December 31, 2019.
There continues to be a concentration in CRE loans, however, in general our composition of total loans and leases has remained relatively consistent due to balanced growth across our product offerings. CRE loans represented 70.3% and 67.3% of our total loans, excluding PPP loans, as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, 18.8% of the CRE loans were owner-occupied CRE, compared to 19.6% as of December 31, 2019. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
As mentioned above, excluding PPP loans, our C&I portfolio decreased $50.1 million, or 10.0%, to $453.3 million at June 30, 2020 from $503.4 million at December 31, 2019. Line of credit usage was $212.6 million as of June 30, 2020, down from $281.4 million at December 31, 2019, as line of credit usage significantly declined due to PPP loan proceeds. We will continue to emphasize actively pursuing C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
While we continue to experience significant competition from banks operating in our primary geographic areas, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We continue to believe our new loan and lease activity to be adequate to replace normal amortization, allowing us to continue growing in future quarters, although this will temporarily be more challenging due to the current economic conditions. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Non-accrual loans increased $3.5 million, or 16.9%, to $24.1 million at June 30, 2020, compared to $20.6 million at December 31, 2019. The increase in non-accrual loans was principally due to the impairment of one $5.0 million commercial relationship and the repurchase of $3.6 million of impaired legacy SBA loans, partially offset by the $4.0 million payoff of two impaired legacy SBA loan relationships. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.17% and 1.20% at June 30, 2020 and December 31, 2019, respectively. Non-accrual loans as a percentage of total gross loans and leases, excluding PPP loans, was 1.39% at June 30, 2020. Please refer to the sections titled COVID-19 Update and Asset Quality for additional information on credit quality.

Deposits
As of June 30, 2020, deposits increased by $180.0 million, or 11.8% to $1.710 billion from $1.530 billion at December 31, 2019 primarily due to a $279.5 million increase in transaction accounts partially offset by decreases of $61.7 million and $17.7 million in wholesale deposits and money market accounts, respectively. Transaction account balances were inflated as of June 30, 2020 due to PPP loan proceeds. Management attributes the recent transition from money market accounts to reciprocal transaction accounts with full FDIC insurance to our clients’ preferences for safety and soundness versus interest rate amid the economic uncertainty created by the COVID-19 pandemic. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.468 billion, or 74.7% of total bank funding for the six months ended June 30, 2020, compared to $1.271 billion, or 71.3% of total bank funding for the year ended December 31, 2019.
FHLB Advances and Other Borrowings
As of June 30, 2020, FHLB advances and other borrowings increased by $145.6 million, or 45.6%, to $465.0 million from $319.4 million at December 31, 2019. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace the majority of our maturing brokered certificates of deposit with FHLB advances at lower rates. Total bank funding is defined as total deposits plus FHLB advances, Federal Reserve Discount Window advances, and Federal Reserve PPPLF advances.
The Corporation incurred a $744,000 loss, recognized through non-interest expense, on the early extinguishment of $59.5 million in FHLB term advances late in the second quarter of 2020, as the Corporation lowered wholesale funding costs and improved the Corporation’s funding position. Management believes this strategy will help stabilize net interest margin with the expectation of a low interest rate environment for an extended period of time.
During the second quarter of 2020, management tested the availability of the Federal Reserve PPPLF due to the uncertainty of when PPP loans would be required to close and fund. As of June 30, 2020, the Corporation had one $29.6 million PPPLF advance outstanding.
Consistent with our funding philosophy to manage interest rate risk, we will use the most efficient and cost effective source of wholesale funds. We will utilize FHLB advances to the extent we maintain an adequate level of excess borrowing capacity for liquidity and contingency funding purposes and pricing remains favorable in comparison to the wholesale deposit alternative. At June 30, 2020, the ratio of wholesale funds to total bank funding was 24.7%. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds. Please refer to the section titled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Asset Quality
Impaired Assets
Total impaired assets consisted of the following at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$7,503	$4,032
Commercial real estate - non-owner occupied	—	—
Land development	1,049	1,526
Construction	—	—
Multi-family	—	—
1-4 family	333	333
Total non-accrual commercial real estate	8,885	5,891
Commercial and industrial	15,034	14,575
Direct financing leases, net	49	—
Consumer and other:
Home equity and second mortgages	—	—
Other	127	147
Total non-accrual consumer and other loans	127	147
Total non-accrual loans and leases	24,095	20,613
Foreclosed properties, net	1,389	2,919
Total non-performing assets	25,484	23,532
Performing troubled debt restructurings	49	140
Total impaired assets	$25,533	$23,672

Total non-accrual loans and leases to gross loans and leases	1.17%	1.20%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.23	1.37
Total non-performing assets to total assets	1.03	1.12
Allowance for loan and lease losses to gross loans and leases	1.33	1.14
Allowance for loan and lease losses to non-accrual loans and leases	113.98	94.70
PPP loans outstanding as of June 30, 2020, were $327.9 million. There were no PPP loans outstanding as of December 31, 2019. The asset quality ratios, excluding PPP loans as they are fully guaranteed by the SBA, at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Total non-accrual loans and leases to gross loans and leases	1.39%	1.20%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.47	1.37
Total non-performing assets to total assets	1.19	1.12
Allowance for loan and lease losses to gross loans and leases	1.58	1.14
As of June 30, 2020 and December 31, 2019, $16.3 million and $15.6 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. This increase is the result of ongoing workout efforts on previously identified impaired loans and does not include any new troubled debt restructurings related to the COVID-19 pandemic.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $2.0 million, or 8.3%, to $25.5 million at June 30, 2020 from $23.5 million at December 31, 2019. The increase in non-performing assets was principally due to the impairment of one $5.0 million commercial relationship and the repurchase of $3.6 million of impaired legacy SBA loans, partially offset by $4.0 million in payoffs on legacy SBA loans and a $1.5 million decrease in foreclosed properties, net of impairment, principally due to the sale of one legacy SBA property.
We also monitor early stage delinquencies to assist in the identification of potential future problems. As of June 30, 2020, 99.64% of the loan and lease portfolio, excluding non-accrual loans and leases, was in a current payment status, compared to 99.76% at December 31, 2019. We also monitor asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.

The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2020	2019	2019
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$10,742	$7,184	$7,312
Impaired loans and leases with impairment reserves required	13,402	16,525	13,441
Total impaired loans and leases	24,144	23,709	20,753
Less: Impairment reserve (included in allowance for loan and lease losses)	5,924	4,711	3,365
Net impaired loans and leases	$18,220	$18,998	$17,388
Average impaired loans and leases	$23,847	$24,252	$24,090
Foregone interest income attributable to impaired loans and leases	$1,114	$718	$2,693
Less: Interest income recognized on impaired loans and leases	458	668	793
Net foregone interest income on impaired loans and leases	$656	$50	$1,900
Non-performing assets also include foreclosed properties. A summary of foreclosed properties activity is as follows:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2020	2019	2019
	(In Thousands)
Balance at the beginning of the period	$2,919	$2,547	$2,547
Transfer of loans and leases to foreclosed properties	80	—	596
Proceeds from sale of foreclosed properties	(1,160)	—	—
Net loss on sale of foreclosed properties	(54)	—	—
Impairment adjustments	(396)	—	(224)
Balance at the end of the period	$1,389	$2,547	$2,919
Allowance for Loan and Lease Losses
The allowance for loan and lease losses increased $7.9 million, or 40.7%, from $19.5 million as of December 31, 2019 to $27.5 million as of June 30, 2020. The allowance for loan and lease losses as a percentage of gross loans and leases also increased from 1.14% as of December 31, 2019 to 1.33% as of June 30, 2020. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding PPP loans, was 1.58% as of June 30, 2020. The increase in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by COVID-19 and the economic impact it could have on the Corporation’s loan portfolio. For the six months ended June 30, 2020, the increase in the allowance for loan and lease losses was in large part due to an increase in several qualitative factors after careful evaluation by management. Most notably, a $4.3 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, and an additional $953,000 stemmed from the other qualitative factors, such as management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management. Additionally, an increase in specific reserves of $2.1 million was driven by deterioration of two existing legacy SBA impaired relationships.
There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Please refer to the section titled COVID-19 Update for additional information.

During the six months ended June 30, 2020, we recorded net charge-offs on impaired loans and leases of $707,000, comprised of $948,000 of charge-offs and $241,000 of recoveries. During the six months ended June 30, 2019, we recorded net recoveries on impaired loans and leases of approximately $130,000, comprised of $63,000 of charge-offs and $193,000 of recoveries. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our commercial clients impacted by the COVID-19 pandemic. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.
Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $27.5 million, or 1.58% of total loans and leases excluding PPP loans, was appropriate as of June 30, 2020. Given ongoing complexities with current workout situations, including those related to the COVID-19 pandemic, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion.
As of June 30, 2020 and December 31, 2019, our allowance for loan and lease losses to total non-accrual loans and leases was 113.98% and 94.70%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans or leases, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2020.

A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Allowance at beginning of period	$22,748	$20,449	$19,520	$20,425
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	(27)	—	(27)	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(729)	(13)	(854)	(61)
Direct financing leases	(55)	—	(55)	—
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	(6)	(2)	(12)	(2)
Total charge-offs	(817)	(15)	(948)	(63)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	—	1	1
Commercial real estate — non-owner occupied	2	71	2	72
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	62	73	238	92
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	25	—	26
Other	—	—	—	2
Total recoveries	64	169	241	193
Net (charge-offs) recoveries	(753)	154	(707)	130
Provision for loan and lease losses	5,469	(784)	8,651	(736)
Allowance at end of period	$27,464	$19,819	$27,464	$19,819
Annualized net charge-offs (recoveries) as a percent of average gross loans and leases	0.15%	(0.04)%	0.08%	(0.02)%
Annualized net charge-offs (recoveries) as a percent of average gross loans and leases, excluding average PPP loans	0.17%	(0.04)%	0.08%	(0.02)%

Liquidity and Capital Resources
The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2020 were the interest payments due on subordinated and junior subordinated notes. On July 24, 2020, the Bank’s Board of Directors declared a dividend in the aggregate amount of $2.0 million bringing year-to-date dividend declarations to $10.5 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary source of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds, FHLB advances, Federal Reserve Discount Window advances, and Federal Reserve PPPLF advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. Please refer to the section titled COVID-19 Update for additional information on the Bank’s primary and secondary sources of available liquidity the during the COVID-19 pandemic.
On-balance sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of June 30, 2020 and December 31, 2019, our immediate on-balance sheet liquidity was $611.6 million and $438.2 million, respectively. At June 30, 2020 and December 31, 2019, the Bank had $27.3 million and $44.4 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
We had $530.4 million of outstanding wholesale funds at June 30, 2020, compared to $446.5 million of wholesale funds as of December 31, 2019, which represented 24.7% and 24.5%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, Federal Reserve PPPLF advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
Period-end in-market deposits increased $241.7 million to $1.621 billion at June 30, 2020 from $1.379 billion at December 31, 2019 as in-market deposit balances were primarily inflated due to PPP loan proceeds. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of June 30, 2020 and December 31, 2019.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the six month period ended June 30, 2020. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2020, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
During the six months ended June 30, 2020, operating activities resulted in a net cash inflow of $2.1 million, which included net income and provision for loan and lease losses of $6.6 million and $8.7 million, respectively, partially offset by a net increase in loans originated for sale. Net cash used in investing activities for the six months ended June 30, 2020 was approximately $347.4 million which consisted of cash outflows to fund net loan growth and the purchase of $8.0 million in additional bank-owned life insurance, partially offset by a net reduction in securities. Net cash provided by financing activities resulted in a net cash inflow of $320.6 million for the six months ended June 30, 2020 primarily due to a net increase in FHLB advances, an increase in Federal Reserve PPPLF advances, and a net increase in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2020, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Item IA. of Part II of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

101
The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 24, 2020	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 24, 2020	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)