Form 10-Q
period 2020-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2020-10-23
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 16, 2020 was 8,518,259 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$28,228	$16,107
Short-term investments	23,500	50,995
Cash and cash equivalents	51,728	67,102
Securities available-for-sale, at fair value	179,274	173,133
Securities held-to-maturity, at amortized cost	28,897	32,700
Loans held for sale	15,049	5,205
Loans and leases receivable, net of allowance for loan and lease losses of $30,817 and $19,520, respectively	2,139,482	1,695,115
Premises and equipment, net	2,130	2,557
Foreclosed properties	613	2,919
Right-of-use assets	6,141	6,906
Bank-owned life insurance	51,798	42,761
Federal Home Loan Bank stock, at cost	15,153	7,953
Goodwill and other intangible assets	12,024	11,922
Accrued interest receivable and other assets	99,558	48,506
Total assets	$2,601,847	$2,096,779
Liabilities and Stockholders’ Equity
Deposits	$1,821,375	$1,530,379
Federal Home Loan Bank advances and other borrowings	483,517	319,382
Junior subordinated notes	10,058	10,047
Lease liabilities	6,728	7,541
Accrued interest payable and other liabilities	79,384	35,274
Total liabilities	2,401,062	1,902,623
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,227,351 and 9,162,720 shares issued, 8,561,714 and 8,566,044 shares outstanding at September 30, 2020 and December 31, 2019, respectively	92	92
Additional paid-in capital	82,620	81,188
Retained earnings	135,760	129,105
Accumulated other comprehensive loss	(1,170)	(1,348)
Treasury stock, 665,637 and 596,676 shares at September 30, 2020 and December 31, 2019, respectively, at cost	(16,517)	(14,881)
Total stockholders’ equity	200,785	194,156
Total liabilities and stockholders’ equity	$2,601,847	$2,096,779

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$21,105	$23,922	$64,502	$72,033
Securities	1,004	1,194	3,262	3,464
Short-term investments	167	322	644	930
Total interest income	22,276	25,438	68,408	76,427
Interest expense
Deposits	1,623	6,006	7,663	18,060
Federal Home Loan Bank advances and other borrowings	1,752	2,376	5,352	6,153
Junior subordinated notes	280	280	835	832
Total interest expense	3,655	8,662	13,850	25,045
Net interest income	18,621	16,776	54,558	51,382
Provision for loan and lease losses	3,835	1,349	12,487	613
Net interest income after provision for loan and lease losses	14,786	15,427	42,071	50,769
Non-interest income
Private wealth management service fees	2,167	2,060	6,402	6,125
Gain on sale of Small Business Administration loans	760	454	1,598	993
Service charges on deposits	881	795	2,527	2,314
Loan fees	478	439	1,414	1,316
Increase in cash surrender value of bank-owned life insurance	365	305	1,037	894
Net loss on sale of securities	—	(4)	(4)	(5)
Commercial loan swap fees	2,446	374	5,782	1,898
Other non-interest income	311	1,369	1,385	2,699
Total non-interest income	7,408	5,792	20,141	16,234
Non-interest expense
Compensation	11,857	10,324	33,705	30,991
Occupancy	570	580	1,696	1,730
Professional fees	943	751	2,621	2,745
Data processing	679	654	2,066	1,923
Marketing	356	548	1,169	1,611
Equipment	310	277	905	938
Computer software	1,017	859	2,873	2,485
FDIC insurance	312	1	760	595
Collateral liquidation costs	45	110	281	108
Net (gain) loss on foreclosed properties	(121)	262	329	241
Tax credit investment impairment (recovery)	113	(120)	2,066	3,982
SBA recourse provision (benefit)	57	(427)	53	167
Loss on early extinguishment of debt	—	—	744	—
Other non-interest expense	620	897	1,977	2,406
Total non-interest expense	16,758	14,716	51,245	49,922
Income before income tax benefit	5,436	6,503	10,967	17,081
Income tax expense (benefit)	1,143	1,418	73	(475)
Net income	$4,293	$5,085	$10,894	$17,556
Earnings per common share

Basic	$0.50	$0.59	$1.27	$2.01
Diluted	0.50	0.59	1.27	2.01
Dividends declared per share	0.165	0.15	0.495	0.45

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Net income	$4,293	$5,085	$10,894	$17,556
Other comprehensive income (loss), before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(377)	64	3,860	3,302
Reclassification adjustment for net loss realized in net income	—	4	4	5
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	10	14	30	42
Interest rate swaps:
Unrealized gain (losses) on interest rate swaps arising during the period	389	(846)	(3,654)	(3,310)
Income tax (expense) benefit	(6)	195	(62)	(10)
Total other comprehensive income (loss)	16	(569)	178	29
Comprehensive income	$4,309	$4,516	$11,072	$17,585

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2019	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	5,899	—	—	5,899
Other comprehensive income	—	—	—	—	279	—	279
Share-based compensation - restricted shares, net	49,730	—	318	—	—	—	318
Cash dividends ($0.15 per share)	—	—	—	(1,312)	—	—	(1,312)
Treasury stock purchased	(70,074)	—	—	—	—	(1,478)	(1,478)
Balance at March 31, 2019	8,765,136	91	79,941	115,584	(1,405)	(9,111)	185,100
Net income	—	—	—	6,572	—	—	6,572
Other comprehensive income	—	—	—	—	319	—	319
Share-based compensation - restricted shares, net	31,151	—	410	—	—	—	410
Cash dividends ($0.15 per share)	—	—	—	(1,315)	—	—	(1,315)
Treasury stock purchased	(96,831)	—	—	—	—	(2,231)	(2,231)
Balance at June 30, 2019	8,699,456	$91	$80,351	$120,841	$(1,086)	$(11,342)	$188,855
Net income	—	—	—	5,085	—	—	5,085
Other comprehensive loss	—	—	—	—	(569)	—	(569)
Share-based compensation - restricted shares, net	6,930	1	389	—	—	—	390
Cash dividends ($0.15 per share)	—	—	—	(1,298)	—	—	(1,298)
Treasury stock purchased	(70,301)	—	—	—	—	(1,671)	(1,671)
Balance at September 30, 2019	8,636,085	$92	$80,740	$124,628	$(1,655)	$(13,013)	$190,792

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	3,278	—	—	3,278
Other comprehensive income	—	—	—	—	663	—	663
Share-based compensation - restricted shares, net	63,684	—	417	—	—	—	417
Cash dividends ($0.165 per share)	—	—	—	(1,410)	—	—	(1,410)
Treasury stock purchased	(58,594)	—	—	—	—	(1,447)	(1,447)
Balance at March 31, 2020	8,571,134	92	81,605	130,973	(685)	(16,328)	195,657
Net income	—	—	—	3,323	—	—	3,323
Other comprehensive loss	—	—	—	—	(501)	—	(501)
Share-based compensation - restricted shares, net	5,357	—	516	—	—	—	516
Cash dividends ($0.165 per share)	—	—	—	(1,414)	—	—	(1,414)
Treasury stock purchased	(1,357)	—	—	—	—	(19)	(19)
Balance at June 30, 2020	8,575,134	$92	$82,121	$132,882	$(1,186)	$(16,347)	$197,562
Net income	—	—	—	4,293	—	—	4,293
Other comprehensive income	—	—	—	—	16	—	16
Share-based compensation - restricted shares, net	(4,410)	—	499	—	—	—	499
Cash dividends ($0.165 per share)	—	—	—	(1,415)	—	—	(1,415)
Treasury stock purchased	(9,010)	—	—	—	—	(170)	(170)
Balance at September 30, 2020	8,561,714	$92	$82,620	$135,760	$(1,170)	$(16,517)	$200,785

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Operating activities
Net income	$10,894	$17,556
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(2,291)	105
Impairment of tax credit investments	2,066	3,982
Provision for loan and lease losses	12,487	613
SBA recourse provision	53	167
Depreciation, amortization and accretion, net	2,509	2,252
Share-based compensation	1,432	1,118
Net loss on sale of securities	4	5
Gain on sale of a state tax credit	—	(206)
Increase in bank-owned life insurance policies	(1,037)	(894)
Origination of loans for sale	(56,923)	(39,799)
Sale of loans originated for sale	48,676	43,009
Gain on sale of SBA loans	(1,598)	(993)
Net loss on foreclosed properties, including impairment valuation	329	241
Loan servicing right impairment valuation	(3)	25
Excess tax benefit from share-based compensation	(35)	(74)
Payments on operating leases	(1,166)	(1,143)
Payments received on operating leases	84	—
Net increase in accrued interest receivable and other assets	(52,492)	(24,918)
Net increase in accrued interest payable and other liabilities	42,429	19,710
Net cash provided by operating activities	5,418	20,756
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	40,353	21,225
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	3,759	4,282
Proceeds from sale of available-for-sale securities	839	15,249
Purchases of available-for-sale securities	(43,751)	(55,608)
Proceeds from sale of foreclosed properties	2,057	—
Net increase in loans and leases	(456,933)	(104,229)
Investments in limited partnerships	(750)	(1,250)
Returns of investments in limited partnerships	—	1,499
Investment in historic development entities	(259)	(4,505)
Distributions from historic development entities	30	—
Investment in Federal Home Loan Bank stock	(13,422)	(4,700)
Proceeds from the sale of Federal Home Loan Bank stock	6,222	3,625
Purchases of leasehold improvements and equipment, net	(204)	(108)
Purchases of bank-owned life insurance policies	(8,000)	—
Net cash used in investing activities	(470,059)	(124,520)
Financing activities
Net increase in deposits	290,996	53,517
Proceeds from Federal Home Loan Bank advances	979,200	435,000
Repayment of Federal Home Loan Bank advances	(845,444)	(401,000)
Loss on early extinguishment of debt	744	—
Repayment of subordinated notes payable	—	(15,000)
Proceeds from issuance of subordinated notes payable	—	15,000
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	29,605	—
Net increase (decrease) in long-term borrowed funds	41	(36)
Cash dividends paid	(4,239)	(3,925)
Purchase of treasury stock	(1,636)	(5,380)
Net cash provided by financing activities	449,267	78,176
Net decrease in cash and cash equivalents	(15,374)	(25,588)
Cash and cash equivalents at the beginning of the period	67,102	86,546
Cash and cash equivalents at the end of the period	$51,728	$60,958
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$15,223	$25,828

Income taxes paid	3,436	1,303
Non-cash investing and financing activities:
Increase in right-of-use exchange for operating lease liability	190	—
Transfer from loans and leases to foreclosed properties	80	596
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
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2020. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
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
The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak is having a significant adverse impact on certain industries the Corporation serves, including retail, restaurants and food services, hospitality, and entertainment. As of September 30, 2020, the Corporation’s aggregate outstanding exposure in these segments was $188.5 million, or 10.2% of the Corporation’s gross loans and leases. Based on management’s current assessment of the increased inherent risk in the loan portfolio, the allowance for loan and leases losses increased $11.3 million, or 57.9%, compared to December 31, 2019. The increase in the allowance for loan and lease losses was in large part due to an increase in specific reserves on impaired loans, in addition to several qualitative factors after careful evaluation by management. Most notably, an increase in specific reserves of $5.5 million was driven by deterioration of two existing legacy SBA impaired relationships and one relationship in the hospitality industry. Additionally, a $4.7 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.
The Corporation provided loan payment deferrals of up to six months to certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of September 30, 2020, the Corporation had 60 deferral requests outstanding, representing $131.5 million in total loans, or 7.1% of gross loans and leases, excluding gross PPP loans, compared to $323.2 million, or 18.6% of gross loans and leases, excluding gross PPP loans as of June 30, 2020. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loan will not be reported as past due during the deferral period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a $2 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, adding an additional $320 billion of funding to the PPP. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. As of September 30, 2020, the Corporation had $332.3 million in gross PPP loans outstanding and deferred processing fees outstanding of $6.9 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three and nine months ended September 30, 2020, $1.1 million and $2.0 million was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income, respectively. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
Goodwill Impairment Analysis
The Company completed an impairment analysis of goodwill as of August 1, 2020 and determined there was no impairment.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value.
As part of the Corporation’s qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that the significant change in the general economic environment and financial markets, including the Corporation’s market capitalization, represents an interim impairment indicator requiring continued evaluation.
The Corporation performed Step 1, quantitative goodwill impairment testing, as of August 1, 2020. The initial basis for the valuation was a forecast prepared by management for the years ended 2020 through 2024. The income approach as well as the market approach were utilized by an independent third party to determine the fair value of the Corporation’s goodwill. The fair value of the Corporation’s equity based on the analysis performed was $289.0 million, which exceeded its book value by $89.4 million, or 44.8%, as of August 1, 2020. Based on the analysis performed, management concluded the Corporation’s goodwill is not impaired as of August 1, 2020.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$4,293	$5,085	$10,894	$17,556
Less: earnings allocated to participating securities	110	111	284	340
Basic earnings allocated to common stockholders	$4,183	$4,974	$10,610	$17,216
Weighted-average common shares outstanding, excluding participating securities	8,404,084	8,492,445	8,380,676	8,546,192
Basic earnings per common share	$0.50	$0.59	$1.27	$2.01

Diluted earnings per common share
Earnings allocated to common stockholders, diluted	$4,183	$4,974	$10,610	$17,216
Weighted-average diluted common shares outstanding, excluding participating securities	8,404,084	8,492,445	8,380,676	8,546,192
Diluted earnings per common share	$0.50	$0.59	$1.27	$2.01

Note 4 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2020, 151,899 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.

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
Restricted stock activity for the year ended December 31, 2019 and the nine months ended September 30, 2020 was as follows:

	Number of Restricted Shares/Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2019	131,621	$21.02
Granted	95,265	23.64
Vested	(48,207)	20.62
Forfeited	(1,744)	23.67
Nonvested balance as of December 31, 2019	176,935	22.51
Granted (1)	75,345	26.10
Vested	(49,978)	22.27
Forfeited	(10,714)	22.89
Nonvested balance as of September 30, 2020	191,588	$24.30
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of September 30, 2020, the Corporation had $3.7 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.30 years.
Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Share-based compensation expense	$499	$390	$1,432	$1,118

Note 5 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$21,601	$10	$(74)	$21,537
Municipal securities	13,520	462	(19)	13,963
Residential mortgage-backed securities - government issued	11,018	527	—	11,545
Residential mortgage-backed securities - government-sponsored enterprises	107,765	2,691	(9)	110,447
Commercial mortgage-backed securities - government issued	5,848	194	—	6,042
Commercial mortgage-backed securities - government-sponsored enterprises	12,639	811	—	13,450
Other securities	2,205	85	—	2,290
	$174,596	$4,780	$(102)	$179,274

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$23,616	$152	$(10)	$23,758
Municipal securities	160	—	—	160
Residential mortgage-backed securities - government issued	16,119	234	(5)	16,348
Residential mortgage-backed securities - government-sponsored enterprises	111,561	847	(406)	112,002
Commercial mortgage-backed securities - government issued	6,705	45	(87)	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	11,953	23	(9)	11,967
Other securities	2,205	30	—	2,235
	$172,319	$1,331	$(517)	$173,133

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$18,591	$470	$(21)	$19,040
Residential mortgage-backed securities - government issued	4,121	131	—	4,252
Residential mortgage-backed securities - government-sponsored enterprises	4,173	180	—	4,353
Commercial mortgage-backed securities - government-sponsored enterprises	2,012	307	—	2,319
	$28,897	$1,088	$(21)	$29,964

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$19,727	$335	$(8)	$20,054
Residential mortgage-backed securities - government issued	5,776	19	(9)	5,786
Residential mortgage-backed securities - government-sponsored enterprises	5,183	51	(23)	5,211
Commercial mortgage-backed securities - government-sponsored enterprises	2,014	123	—	2,137
	$32,700	$528	$(40)	$33,188

U.S. government agency securities - government-sponsored enterprises represent securities issued by the Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were no sales of available-for-sale securities that occurred during the three months ended September 30, 2020 and one sale that occurred during the nine months ended September 30, 2020. There were 37 and 46 sales of available-for-sale securities that occurred during the three and nine months ended September 30, 2019, respectively.

At September 30, 2020 and December 31, 2019, securities with a fair value of $79.8 million and $30.3 million, respectively, were pledged to secure various obligations, including interest rate swap contracts, outstanding FHLB advances, additional FHLB availability, the Federal Reserve Discount Window, and municipal deposits. At September 30, 2020, pledged securities with a fair value of $129.3 million were available to secure various obligations. No pledged securities were available to secure various obligations as of December 31, 2019.
The amortized cost and fair value of securities by contractual maturity at September 30, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—	$2,804	$2,823
Due in one year through five years	8,148	8,439	12,085	12,344
Due in five through ten years	33,651	35,229	10,872	11,513
Due in over ten years	132,797	135,606	3,136	3,284
	$174,596	$179,274	$28,897	$29,964

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2020 and December 31, 2019. At September 30, 2020, the Corporation held 12 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have generally declined in value due to the current interest rate environment. At September 30, 2020, the Corporation held one available-for-sale security that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$12,933	$41	$4,086	$33	$17,019	$74
Municipal securities	$2,460	$19	$—	$—	$2,460	$19
Residential mortgage-backed securities - government-sponsored enterprises	15,115	9	—	—	15,115	9
	$30,508	$69	$4,086	$33	$34,594	$102

	As of December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$4,363	$10	$—	$—	$4,363	$10
Residential mortgage-backed securities - government issued	4,619	5	—	—	4,619	5
Residential mortgage-backed securities - government-sponsored enterprises	36,972	253	11,304	153	48,276	406
Commercial mortgage-backed securities - government issued	—	—	4,727	87	4,727	87
Commercial mortgage-backed securities - government-sponsored enterprises	2,245	4	1,047	5	3,292	9
	$48,199	$272	$17,078	$245	$65,277	$517

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2020 and December 31, 2019. At September 30, 2020, the Corporation held two held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have generally declined in value due to the current interest rate environment. There was one held-to-maturity security that had been in a continuous loss position for twelve months or greater as of September 30, 2020. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$271	$18	$213	$3	$484	$21

	As of December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$499	$8	$—	$—	$499	$8
Residential mortgage-backed securities - government issued	—	—	1,887	9	1,887	9
Residential mortgage-backed securities - government-sponsored enterprises	1,364	5	2,144	18	3,508	23
	$1,863	$13	$4,031	$27	$5,894	$40

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2020	December 31, 2019
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$240,706	$226,614
Commercial real estate — non-owner occupied	565,781	516,652
Land development	50,864	51,097
Construction	142,726	109,057
Multi-family	287,583	217,322
1-4 family	38,857	33,359
Total commercial real estate	1,326,517	1,154,101
Commercial and industrial	790,349	503,402
Direct financing leases, net	24,743	28,203
Consumer and other:
Home equity and second mortgages	7,106	7,006
Other	29,341	22,664
Total consumer and other	36,447	29,670
Total gross loans and leases receivable	2,178,056	1,715,376
Less:
Allowance for loan and lease losses	30,817	19,520
Deferred loan fees	7,757	741
Loans and leases receivable, net	$2,139,482	$1,695,115
The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	September 30, 2020	December 31, 2019
	(In Thousands)
SBA 7(a) loans	$41,380	$40,402
SBA 504 loans	24,833	20,592
SBA Express loans and lines of credit	1,591	1,781
SBA PPP loans	332,342	—
Total SBA loans	$400,146	$62,775
As of September 30, 2020 and December 31, 2019, $9.6 million and $12.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA 7(a) loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA 7(a) loans sold during the three months ended September 30, 2020, and 2019, was $7.9 million and $4.9 million, respectively. The total principal amount of the guaranteed portions of SBA 7(a) loans sold during the nine months ended September 30, 2020, and 2019, was $17.2 million and $10.5 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2020, and 2019, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at September 30, 2020, and December 31, 2019, was $75.1 million and $73.8 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended September 30, 2020, and 2019, was $7.7 million and $7.5 million, respectively. The total principal amount of transferred participation interests in other, non-SBA originated loans during the nine months ended September 30, 2020, and 2019, was $29.9 million and $31.5 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at September 30, 2020, and December 31, 2019, was $144.1 million and $142.8 million, respectively. As of September 30, 2020, and December 31, 2019, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $266.7 million and $244.6 million, respectively. As of September 30, 2020, the non-SBA originated participation portfolio contained an impaired loan totaling $5.8 million with a sold portion of $4.2 million. There were no loans impaired as of December 31, 2019. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the unaudited Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, was $424,000 and $492,000, respectively.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	September 30, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$173,645	$34,561	$24,559	$7,941	$240,706
Commercial real estate — non-owner occupied	459,399	79,260	21,309	5,813	565,781
Land development	48,660	1,314	—	890	50,864
Construction	113,476	19,928	9,322	—	142,726
Multi-family	253,849	33,734	—	—	287,583
1-4 family	35,446	1,681	1,350	380	38,857
Total commercial real estate	1,084,475	170,478	56,540	15,024	1,326,517
Commercial and industrial	658,865	51,665	59,126	20,693	790,349
Direct financing leases, net	17,962	289	6,141	351	24,743
Consumer and other:
Home equity and second mortgages	6,389	598	119	—	7,106
Other	29,127	185	—	29	29,341
Total consumer and other	35,516	783	119	29	36,447
Total gross loans and leases receivable	$1,796,818	$223,215	$121,926	$36,097	$2,178,056
Category as a % of total portfolio	82.49%	10.25%	5.60%	1.66%	100.00%

	December 31, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$187,728	$18,455	$16,399	$4,032	$226,614
Commercial real estate — non-owner occupied	459,821	55,524	1,307	—	516,652
Land development	49,132	439	—	1,526	51,097
Construction	108,959	—	98	—	109,057
Multi-family	205,750	11,572	—	—	217,322
1-4 family	29,284	1,843	1,759	473	33,359
Total commercial real estate	1,040,674	87,833	19,563	6,031	1,154,101
Commercial and industrial	398,445	34,478	55,904	14,575	503,402
Direct financing leases, net	21,282	579	6,342	—	28,203
Consumer and other:
Home equity and second mortgages	6,307	610	89	—	7,006
Other	22,517	—	—	147	22,664
Total consumer and other	28,824	610	89	147	29,670
Total gross loans and leases receivable	$1,489,225	$123,500	$81,898	$20,753	$1,715,376
Category as a % of total portfolio	86.82%	7.20%	4.77%	1.21%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$232,765	$232,765
Non-owner occupied	—	—	—	—	559,968	559,968
Land development	—	—	—	—	49,974	49,974
Construction	—	—	—	—	142,726	142,726
Multi-family	—	—	—	—	287,583	287,583
1-4 family	47	—	—	47	38,477	38,524
Commercial and industrial	1,491	530	—	2,021	767,635	769,656
Direct financing leases, net	—	—	—	—	24,392	24,392
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,106	7,106
Other	—	—	—	—	29,312	29,312
Total	1,538	530	—	2,068	2,139,938	2,142,006
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	272	—	272	7,669	7,941
Non-owner occupied	—	—	—	—	5,813	5,813
Land development	—	—	—	—	890	890
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	333	333	—	333
Commercial and industrial	86	545	7,039	7,670	13,023	20,693
Direct financing leases, net	—	—	—	—	351	351
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	29	29	—	29
Total	86	817	7,401	8,304	27,746	36,050
Total loans and leases
Commercial real estate:
Owner occupied	—	272	—	272	240,434	240,706
Non-owner occupied	—	—	—	—	565,781	565,781
Land development	—	—	—	—	50,864	50,864
Construction	—	—	—	—	142,726	142,726
Multi-family	—	—	—	—	287,583	287,583
1-4 family	47	—	333	380	38,477	38,857
Commercial and industrial	1,577	1,075	7,039	9,691	780,658	790,349
Direct financing leases, net	—	—	—	—	24,743	24,743
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,106	7,106
Other	—	—	29	29	29,312	29,341
Total	$1,624	$1,347	$7,401	$10,372	$2,167,684	$2,178,056
Percent of portfolio	0.07%	0.06%	0.35%	0.48%	99.52%	100.00%

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$222,582	$222,582
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	48,581	49,571
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	—	—	—	33,026	33,026
Commercial and industrial	2,707	52	—	2,759	486,068	488,827
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	—	—	22,517	22,517
Total	3,016	1,042	—	4,058	1,690,705	1,694,763
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	3,690	4,032
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	1,526	1,526
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	333	—	333	—	333
Commercial and industrial	4,368	2,717	3,123	10,208	4,367	14,575
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	147	147	—	147
Total	4,368	3,050	3,612	11,030	9,583	20,613
Total loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	226,272	226,614
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	50,107	51,097
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	333	—	333	33,026	33,359
Commercial and industrial	7,075	2,769	3,123	12,967	490,435	503,402
Direct financing leases, net	—	—	—	—	28,203	28,203
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	147	147	22,517	22,664
Total	$7,384	$4,092	$3,612	$15,088	$1,700,288	$1,715,376
Percent of portfolio	0.43%	0.24%	0.21%	0.88%	99.12%	100.00%

The Corporation’s total impaired assets consisted of the following:

	September 30, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$7,941	$4,032
Commercial real estate — non-owner occupied	5,813	—
Land development	890	1,526
Construction	—	—
Multi-family	—	—
1-4 family	333	333
Total non-accrual commercial real estate	14,977	5,891
Commercial and industrial	20,693	14,575
Direct financing leases, net	351	—
Consumer and other:
Home equity and second mortgages	—	—
Other	29	147
Total non-accrual consumer and other loans	29	147
Total non-accrual loans and leases	36,050	20,613
Foreclosed properties, net	613	2,919
Total non-performing assets	36,663	23,532
Performing troubled debt restructurings	47	140
Total impaired assets	$36,710	$23,672

	September 30, 2020	December 31, 2019
Total non-accrual loans and leases to gross loans and leases	1.66%	1.20%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.68	1.37
Total non-performing assets to total assets	1.41	1.12
Allowance for loan and lease losses to gross loans and leases	1.41	1.14
Allowance for loan and lease losses to non-accrual loans and leases	85.48	94.70
As of September 30, 2020, and December 31, 2019, $15.4 million and $15.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. The Corporation has allocated $4.4 million and $2.7 million of specific reserves to troubled debt restructurings as of September 30, 2020 and December 31, 2019, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of September 30, 2020.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	—	$—	$—	2	$299	$272
Commercial and industrial	—	—	—	3	6,007	5,589
Total	—	$—	$—	5	$6,306	$5,861

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	2	$3,774	$3,741	2	$3,774	$3,741
Commercial and industrial	2	2,804	2,804	16	13,412	13,023
Total	4	$6,578	$6,545	18	$17,186	$16,764

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the three and nine months ended September 30, 2020, and 2019, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were two commercial and industrial loans for a total of $703,000 and two owner-occupied commercial real estate loans for a total of $272,000 modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2020. There were no loans modified in a troubled debt restructuring during the 12 months previous to September 30, 2019 which subsequently defaulted during the three and nine months ended September 30, 2019.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Nine Months Ended September 30, 2020
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve	Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,471	$4,498		$—	$3,092		$149		$72	$77
Non-owner occupied	—	—		—	35		—		—	—
Land development	890	5,187		—	1,295		19		—	19
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	380	385		—	416		30		79	(49)
Commercial and industrial	9,787	12,300		—	10,620		813		316	497
Direct financing leases, net	—	—		—	—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	29	695		—	106		32		—	32
Total	15,557	23,065		—	15,564		1,043		467	576
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,470	4,829		2,974	3,534		297		—	297
Non-owner occupied	5,813	5,813		2,768	21		399		—	399
Land development	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	—	—		—	—		—		—	—
Commercial and industrial	10,906	12,228		2,981	5,724		308		—	308
Direct financing leases, net	351	351		175	56		2		—	2
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	—	—		—	—		—		—	—
Total	20,540	23,221		8,898	9,335		1,006		—	1,006
Total:
Commercial real estate:
Owner occupied	7,941	9,327		2,974	6,626		446		72	374
Non-owner occupied	5,813	5,813		2,768	56		399		—	399
Land development	890	5,187		—	1,295		19		—	19
Construction	—	—		—	—		—		—	—
Multi-family	—	—		—	—		—		—	—
1-4 family	380	385		—	416		30		79	(49)
Commercial and industrial	20,693	24,528		2,981	16,344		1,121		316	805
Direct financing leases, net	351	351		175	56		2		—	2
Consumer and other:
Home equity and second mortgages	—	—		—	—		—		—	—
Other	29	695		—	106		32		—	32
Grand total	$36,097	$46,286		$8,898	$24,899		$2,049		$467	$1,582
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2019
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$387	$387	$—	$3,285	$64	$355	$(291)
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	4,779	6,549	—	14,479	1,073	379	694
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Total	7,312	14,050	—	20,212	1,257	793	464
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,645	5,004	1,082	1,511	414	—	414
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	9,796	11,179	2,283	2,367	1,022	—	1,022
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	13,441	16,183	3,365	3,878	1,436	—	1,436
Total:
Commercial real estate:
Owner occupied	4,032	5,391	1,082	4,796	478	355	123
Non-owner occupied	—	—	—	58	1	—	1
Land development	1,526	5,823	—	1,843	52	6	46
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	473	478	—	356	19	46	(27)
Commercial and industrial	14,575	17,728	2,283	16,846	2,095	379	1,716
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	7	(7)
Other	147	813	—	191	48	—	48
Grand total	$20,753	$30,233	$3,365	$24,090	$2,693	$793	$1,900
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $10.2 million and $9.5 million as of September 30, 2020, and December 31, 2019, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $47,000 and $140,000 of loans as of September 30, 2020, and December 31, 2019, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$16,438	$10,179	$847	$27,464
Charge-offs	—	(505)	—	(505)
Recoveries	—	21	2	23
Net charge-offs	—	(484)	2	(482)
Provision for loan and lease losses	3,742	127	(34)	3,835
Ending balance	$20,180	$9,822	$815	$30,817

	As of and for the Three Months Ended September 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,269	$7,892	$658	$19,819
Charge-offs	—	(1,097)	(2)	(1,099)
Recoveries	1	99	1	101
Net recoveries	1	(998)	(1)	(998)
Provision for loan and lease losses	(132)	1,517	(36)	1,349
Ending balance	$11,138	$8,411	$621	$20,170

	As of and for the Nine Months Ended September 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	(27)	(1,414)	(13)	(1,454)
Recoveries	3	259	2	264
Net charge-offs	(24)	(1,155)	(11)	(1,190)
Provision for loan and lease losses	9,352	2,899	236	12,487
Ending balance	$20,180	$9,822	$815	$30,817

	As of and for the Nine Months Ended September 30, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(1,158)	(4)	(1,162)
Recoveries	74	191	29	294
Net recoveries	74	(967)	25	(868)
Provision for loan and lease losses	(598)	1,299	(88)	613
Ending balance	$11,138	$8,411	$621	$20,170
The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of September 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$14,438	$6,666	$815	$21,919
Individually evaluated for impairment	5,742	3,156	—	8,898
Total	$20,180	$9,822	$815	$30,817
Loans and lease receivables:
Collectively evaluated for impairment	$1,311,493	$794,048	$36,418	$2,141,959
Individually evaluated for impairment	15,024	21,044	29	36,097
Total	$1,326,517	$815,092	$36,447	$2,178,056

	As of December 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,770	$5,795	$590	$16,155
Individually evaluated for impairment	1,082	2,283	—	3,365
Total	$10,852	$8,078	$590	$19,520
Loans and lease receivables:
Collectively evaluated for impairment	$1,148,070	$517,030	$29,523	$1,694,623
Individually evaluated for impairment	6,031	14,575	147	20,753
Total	$1,154,101	$531,605	$29,670	$1,715,376
Note 7 — Leases
The Corporation leases various office spaces and specialty financing production offices under non-cancellable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. During 2020, the Corporation extended the term of one of its office spaces by one year, resulting in a $190,000 increase in the right-of-use assets in exchange for a lease liability.
The Corporation entered into a sublease for vacated office space which expires in 2023.
The components of total lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Operating lease cost	$373	$391	$1,116	$1,172
Short-term lease cost	52	56	174	197
Variable lease cost	141	129	394	366
Less: sublease income	(28)	—	(84)	—
Total lease cost, net	$538	$576	$1,600	$1,735

Quantitative information regarding the Corporation’s operating leases was as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	5.95	6.56
Weighted-average discount rate	3.00%	3.09%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating leases liabilities:

(In Thousands)
2020	$391
2021	1,557
2022	1,373
2023	1,015
2024	756
Thereafter	2,307
Total undiscounted cash flows	7,399
Discount on cash flows	(671)
Total lease liability	$6,728

Note 8 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)
Accrued interest receivable	$9,938	$5,760
Net deferred tax asset	7,588	5,353
Investment in historic development entities	2,345	2,216
Investment in a community development entity	5,189	5,571
Investment in limited partnerships	5,641	4,476
Investment in Trust II	315	315
Fair value of interest rate swaps	58,210	18,346
Prepaid expenses	2,402	2,285
Other assets	7,930	4,184
Total accrued interest receivable and other assets	$99,558	$48,506

Note 9 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	September 30, 2020			December 31, 2019
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$452,268	$392,455	—%	$293,573	$275,495	—%
Interest-bearing transaction accounts	484,761	362,326	0.44	273,909	222,244	1.53
Money market accounts	636,872	649,999	0.52	674,409	617,341	1.71
Certificates of deposit	93,344	122,781	2.05	137,012	156,048	2.47
Wholesale deposits	154,130	132,811	2.03	151,476	225,302	2.27
Total deposits	$1,821,375	$1,660,372	0.62	$1,530,379	$1,496,430	1.53

Note 10 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	September 30, 2020			December 31, 2019
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$95	0.69%	$—	$59	2.45%
Federal Reserve PPPLF	29,605	16,855	0.35	—	—	—
FHLB advances	429,500	371,738	1.51	295,000	286,464	2.17
Other borrowings	675	675	8.12	675	675	8.11
Subordinated notes payable(1)	23,737	23,720	5.95	23,707	24,502	7.45
Junior subordinated notes	10,058	10,052	11.08	10,047	10,040	11.08
	$493,575	$423,135	1.95	$329,429	$321,740	2.87

Short-term borrowings	$231,000			$118,500
Long-term borrowings	262,575			210,929
	$493,575			$329,429
(1)Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.
During the nine months ended September 30, 2020, the Corporation prepaid $59.5 million of short-term FHLB advances that had a weighted average interest rate of 2.34%. The transaction was accounted for as an early debt extinguishment resulting in a pre-tax loss of $744,000 during the nine months ended September 30, 2020.
During the second quarter of 2020, the Corporation tested its ability to borrow from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”) in the event funding was required to support the Banks PPP lending efforts. On April 28, 2020, the Corporation borrowed $29.6 million from the PPPLF at a rate of 0.35%. The borrowing is fully collateralized by a tranche of PPP loans originated by the Bank on April 15, 2020 and matures on April 15, 2022, or when the tranche of PPP loans utilized to collateralize the PPPLF borrowing are forgiven, whichever comes first.

As of September 30, 2020 and December 31, 2019, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2020, the Corporation pays a fee on this line of credit. During both the nine months ended September 30, 2020 and 2019, the Corporation incurred interest expense of $10,000 due to this fee.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.1 million at September 30, 2020, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Balance at the beginning of the period	$1,007	$2,068	$1,345	$2,956
SBA recourse (benefit) provision	57	(427)	53	167
Charge-offs, net	(4)	2	(338)	(1,480)
Balance at the end of the period	$1,060	$1,643	$1,060	$1,643

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$21,537	$—	$21,537
Municipal securities	—	13,963	—	13,963
Residential mortgage-backed securities - government issued	—	11,545	—	11,545
Residential mortgage-backed securities - government-sponsored enterprises	—	110,447	—	110,447
Commercial mortgage-backed securities - government issued	—	6,042	—	6,042
Commercial mortgage-backed securities - government-sponsored enterprises	—	13,450	—	13,450
Other securities	—	2,290	—	2,290
Interest rate swaps	—	58,210	—	58,210
Liabilities:
Interest rate swaps	—	64,404	—	64,404

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$23,758	$—	$23,758
Municipal securities	—	160	—	160
Residential mortgage-backed securities - government issued	—	16,348	—	16,348
Residential mortgage-backed securities - government-sponsored enterprises	—	112,002	—	112,002
Commercial mortgage-backed securities - government issued	—	6,663	—	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	—	11,967	—	11,967
Other securities	—	2,235	—	2,235
Interest rate swaps	—	18,346	—	18,346
Liabilities:
Interest rate swaps	—	20,885	—	20,885

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and nine months ended September 30, 2020 or the year ended December 31, 2019 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$22,152	$22,152
Foreclosed properties	—	—	613	613
Loan servicing rights	—	—	1,323	1,323

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,699	$15,699
Foreclosed properties	—	—	2,919	2,919
Loan servicing rights	—	—	1,195	1,195

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $22.2 million and $15.7 million at September 30, 2020 and December 31, 2019, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 5% - 93% as of the measurement date of September 30, 2020. The weighted average of those unobservable inputs was 26%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$51,728	$51,728	$51,728	$—	$—
Securities available-for-sale	179,274	179,274	—	179,274	—
Securities held-to-maturity	28,897	29,964	—	29,964	—
Loans held for sale	15,049	16,404	—	16,404	—
Loans and lease receivables, net	2,139,482	2,136,174	—	—	2,136,174
Federal Home Loan Bank stock	15,153	N/A	N/A	N/A	N/A
Accrued interest receivable	9,938	9,938	9,938	—	—
Interest rate swaps	58,210	58,210	—	58,210	—
Financial liabilities:
Deposits	1,821,375	1,823,640	1,658,901	164,739	—
Federal Home Loan Bank advances and other borrowings	483,517	492,911	—	492,911	—
Junior subordinated notes	10,058	9,982	—	—	9,982
Accrued interest payable	1,509	1,509	1,509	—	—
Interest rate swaps	64,404	64,404	—	64,404	—
Off-balance sheet items:
Standby letters of credit	51	51	—	—	51
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,102	$67,102	$61,202	$5,900	$—
Securities available-for-sale	173,133	173,133	—	173,133	—
Securities held-to-maturity	32,700	33,188	—	33,188	—
Loans held for sale	5,205	5,673	—	5,673	—
Loans and lease receivables, net	1,695,115	1,706,201	—	—	1,706,201
Federal Home Loan Bank stock	7,953	N/A	N/A	N/A	N/A
Accrued interest receivable	5,760	5,760	5,760	—	—
Interest rate swaps	18,346	18,346	—	18,346	—
Financial liabilities:
Deposits	1,530,379	1,532,517	1,241,891	290,626	—
Federal Home Loan Bank advances and other borrowings	319,382	319,507	—	319,507	—
Junior subordinated notes	10,047	9,970	—	—	9,970
Accrued interest payable	2,882	2,282	2,282	—	—
Interest rate swaps	20,885	20,885	—	20,885	—
Off-balance sheet items:
Standby letters of credit	63	63	—	—	63

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
At September 30, 2020, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $577.9 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between March 2021 and August 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $58.2 million, included in accrued interest receivable and other assets. As of September 30, 2020, no interest rate swaps were in default.
At September 30, 2020, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $577.9 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March 2021 through August 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $58.2 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $58.2 million and no gross derivative asset. No right of offset existed with dealer counterparty swaps as of September 30, 2020.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and nine months ended September 30, 2020 and 2019 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These LIBOR-based derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings.

As of September 30, 2020, the aggregate notional value of interest rate swaps designated as cash flow hedges was $114.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized gain of $389,000 and a pre-tax unrealized loss of $3.7 million were recognized in other comprehensive income for the three and nine months ended September 30, 2020, respectively, and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2020	Accrued interest receivable and other assets	$58,210	Accrued interest payable and other liabilities	$58,210
December 31, 2019	Accrued interest receivable and other assets	$18,346	Accrued interest payable and other liabilities	$18,346
Derivatives designated as hedging instruments
September 30, 2020	Accumulated other comprehensive income (1)	$6,193	Accrued interest payable and other liabilities	$6,193
December 31, 2019	Accumulated other comprehensive income (1)	$2,539	Accrued interest payable and other liabilities	$2,539
(1)The fair value of derivatives designated as hedging instruments included in accumulated other comprehensive income represent pre-tax amounts, which are reported net of tax on the unaudited Consolidated Balance Sheets.

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
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring, or significantly reducing dividends if: (i) net income available to common stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any stockholders with preferential rights superior to those stockholders receiving the dividend.
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
As of September 30, 2020, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of September 30, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$252,325	11.42%	$176,728	8.00%	$231,956	10.50%	N/A	N/A
First Business Bank	243,967	11.11	175,634	8.00	230,519	10.50	219,542	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$200,922	9.09%	$132,546	6.00%	$187,774	8.50%	N/A	N/A
First Business Bank	216,469	9.86	131,725	6.00	186,611	8.50	175,634	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$190,864	8.64%	$99,410	4.50%	$154,637	7.00%	N/A	N/A
First Business Bank	216,469	9.86	98,794	4.50	153,680	7.00	142,702	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$200,922	8.04%	$99,940	4.00%	$99,940	4.00%	N/A	N/A
First Business Bank	216,469	8.72	99,347	4.00	99,347	4.00	124,183	5.00

	As of December 31, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$239,029	12.01%	$159,185	8.00%	$208,930	10.50%	N/A	N/A
First Business Bank	233,181	11.79	158,177	8.00	207,607	10.50	197,721	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$194,456	9.77%	$119,388	6.00%	$169,134	8.50%	N/A	N/A
First Business Bank	212,315	10.74	118,633	6.00	168,063	8.50	158,177	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$184,409	9.27%	$89,541	4.50%	$139,286	7.00%	N/A	N/A
First Business Bank	212,315	10.74	88,974	4.50	138,405	7.00	128,519	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$194,456	9.27%	$83,950	4.00%	$83,950	4.00%	N/A	N/A
First Business Bank	212,315	10.18	83,414	4.00	83,414	4.00	104,268	5.00

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
Forward-Looking Statements
    This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:
•Adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy.
•The effect of the COVID-19 pandemic on the Corporation’s credit quality, revenue, and business operations.
•Competitive pressures among depository and other financial institutions nationally and in our markets.
•Increases in defaults by borrowers and other delinquencies.
•Our ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure, and internal management systems.
•Fluctuations in interest rates and market prices.
•The consequences of continued bank acquisitions and mergers in our markets, resulting in fewer but much larger and financially stronger competitors.
•Changes in legislative or regulatory requirements applicable to us and our subsidiaries.
•Changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations.
•Fraud, including client and system failure or breaches of our network security, including our internet banking activities.
•Failure to comply with the applicable SBA regulations in order to maintain the eligibility of the guaranteed portions of SBA loans.
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

Overview
    We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through the Bank and certain subsidiaries of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, vendor financing, floorplan financing, SBA lending and servicing, treasury management services, and company retirement plans. Our private wealth services for executives and individuals include trust and estate administration, financial planning, investment management, private banking, and consumer and other lending. For other financial institutions, our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships fostered by local banking partners and specialized business lines where we provide skilled expertise, combined with the efficiency of centralized administrative functions such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Operational Summary

    Results as of and for the three and nine months ended September 30, 2020 include:

•Net income totaled $4.3 million, or diluted earnings per share of $0.50, for the three months ended September 30, 2020, compared to $5.1 million, or diluted earnings per share of $0.59, for the same period in 2019. Net income totaled $10.9 million, or diluted earnings per share of $1.27, for the nine months ended September 30, 2020, compared to $17.6 million, or diluted earnings per share of $2.01, for the same period in 2019.
•Annualized return on average assets and annualized return on average equity for the three months ended September 30, 2020 measured 0.68% and 8.58%, respectively, compared to 0.97% and 10.68% for the same period in 2019. Annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2020 measured 0.62% and 7.49%, respectively, compared to 1.15% and 12.77% for the same period in 2019.
•As of September 30, 2020, the Corporation had $332.3 million in Paycheck Protection Program (“PPP”) loans outstanding and deferred processing fee income from the Small Business Administration (“SBA”) outstanding of $6.9 million. The processing fee income is deferred and recognized over the contractual life of the loan, or accelerated at forgiveness. For the three and nine months ended September 30, 2020, the Corporation recognized $1.1 million and $2.0 million, respectively, in processing fee income through interest income.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, totaled $9.3 million for the three months ended September 30, 2020, up 23.0% from the same period in 2019. Pre-tax, pre-provision adjusted return on average assets was 1.47% for the three months ended September 30, 2020, compared to 1.45% for the same period in 2019. Pre-tax, pre-provision adjusted earnings totaled $26.7 million for the nine months ended September 30, 2020, up 20.6% from the same period in 2019. Pre-tax, pre-provision adjusted return on average assets was 1.51% for the nine months ended September 30, 2020, compared to 1.45% for the same period in 2019.
•Period-end gross loans and leases receivable were $2.170 billion as of September 30, 2020, up $455.7 million from December 31, 2019. Line of credit utilization was significantly impacted by PPP loan proceeds and was $217.6 million as of September 30, 2020, down from $282.9 million at December 31, 2019. Gross loans and leases receivable, excluding net PPP loans and lines of credit, were $1.627 billion as of September 30, 2020, up 18.2% annualized, from December 31, 2019.
•The allowance for loan and lease losses increased $11.3 million, or 57.9%, compared to December 31, 2019 due to a $5.8 million increase in the general reserve and a $5.5 million increase in specific reserves, primarily driven by the COVID-19 pandemic. The allowance for loan and lease losses increased to 1.41% of total loans, compared to 1.14% at December 31, 2019. Excluding net PPP loans, the allowance for loan and lease losses increased to 1.67% of total loans as of September 30, 2020.
•Provision for loan and lease losses totaled $3.8 million for the three months ended September 30, 2020, compared to $1.3 million for the same period in 2019. Provision for loan and lease losses totaled $12.5 million for the nine months ended September 30, 2020, compared to $613,000 for the same period in 2019.
•Robust liquidity position includes record in-market deposits of $1.667 billion, total deposits of $1.821 billion, and on-balance sheet liquidity of $556.1 million, defined as total short-term investments, unencumbered securities, and unencumbered pledged loans. In-market deposit balances were positively affected by PPP loan proceeds.

•Net interest margin was 3.14% and 3.30% for the three and nine months ended September 30, 2020, respectively, compared to 3.40% and 3.57% for the three and nine months ended September 30, 2019, respectively. Adjusted net interest margin, which excludes certain one-time and discrete items, was 3.24% and 3.29% for the three and nine months ended September 30, 2020, respectively, compared to 3.24% and 3.30% for the three and nine months ended September 30, 2019, respectively.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $1.5 million and $4.6 million for the three and nine months ended September 30, 2020, respectively, compared to $1.1 million and $4.6 million for the three and nine months ended September 30, 2019, respectively.
•Top line revenue, defined as net interest income plus non-interest income, totaled $26.0 million for the three months ended September 30, 2020, up 15.3% from the same period in 2019. Top line revenue totaled $74.7 million for the nine months ended September 30, 2020, up 10.5% from the same period in 2019.
•Non-interest income totaled $7.4 million, or 28.5% of total revenue, for the three months ended September 30, 2020, surpassing the Corporation’s goal of 25% for the sixth consecutive quarter. Non-interest income totaled $20.1 million, or 27.0% of total revenue, for the nine months ended September 30, 2020.
•Non-interest expense was $16.8 million and $51.2 million for the three and nine months ended September 30, 2020, respectively, compared to $14.7 million and $49.9 million for the three and nine months ended September 30, 2019, respectively. Operating expense, which excludes certain one-time and discrete items, totaled $16.7 million and $48.0 million for the three and nine months ended September 30, 2020, respectively, compared to $15.0 million and $45.5 million for the three and nine months ended September 30, 2019, respectively.
•The efficiency ratio improved to 64.16% and 64.29% for the three and nine months ended September 30, 2020, respectively, down from 66.41% and 67.29% for the three and nine months ended September 30, 2019, respectively.

COVID-19 Update
Paycheck Protection Program
As of September 30, 2020, the Corporation had $332.3 million in PPP loans outstanding and deferred processing fees outstanding of $6.9 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. For the three and nine months ended September 30, 2020, $1.1 million and $2.0 million, respectively, was recognized in interest income compared to no PPP loan processing fee income for the three and nine months ended September 30, 2019. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. As of October 20, 2020, the Corporation had processed and submitted $97.9 million, or 29% of total gross PPP loans, to the SBA for forgiveness and clients have started to receive reimbursements.
Liquidity Sources
Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of September 30, 2020, the Corporation had the following sources of liquidity, including the Corporation’s ability to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”):

(Unaudited)	As of
(in thousands)	September 30, 2020	June 30, 2020
Short-term investments	$23,500	$27,839
PPPLF availability	295,876	298,327
Collateral value of unencumbered loans (FHLB borrowing availability)	107,456	178,587
Market value of unencumbered securities (Fed Discount Window and FHLB borrowing availability)	129,246	106,808
Total sources of liquidity	$556,078	$611,561
    In addition to the above primary sources of liquidity, as of September 30, 2020, the Corporation also had access to $53.5 million in federal funds lines with various correspondent banks and significant experience accessing the highly liquid brokered certificate of deposit market.

Capital Strength
    The Corporation’s capital ratios continued to exceed the highest required regulatory benchmark levels.
•Total capital to risk-weighted assets at September 30, 2020, was 11.42%, tier 1 capital to risk-weighted assets was 9.09%, tier 1 leverage capital to adjusted average assets was 8.04%, and common equity tier 1 capital to risk-weighted assets was 8.64%. Tangible common equity to tangible assets was 7.29%. Excluding net PPP loans, tier 1 leverage capital to adjusted average assets and tangible common equity to tangible assets were 9.24% and 8.34%, respectively.
•Management suspended the Corporation’s stock repurchase program in March 2020 due to the uncertainty surrounding the COVID-19 pandemic. As of March 16, 2020, the Corporation had repurchased 141,137 shares of its common stock under its current authorization at a weighted average price of $24.62 per share, for a total value of $3.5 million. The Corporation has $1.5 million of buyback authority remaining.
•As previously announced, during the third quarter of 2020, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.165 per share. The dividend was paid on August 13, 2020 to stockholders of record at the close of business on August 3, 2020. Measured against third quarter 2020 diluted earnings per share of $0.50, the dividend represents a 33.0% payout ratio. The Board of Directors routinely considers dividend declarations as part of its normal course of business.
Deferral Requests
The Corporation provided loan modifications deferring payments up to six months to certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of September 30, 2020, the Corporation had deferred loans outstanding of $131.5 million, or 7.1% of gross loans and leases, excluding gross PPP loans, compared to $323.2 million, or 18.6% of gross loans and leases, excluding gross PPP loans, as of June 30, 2020. As of October 20, 2020, 95% of clients whose first deferral concluded during the quarter resumed their scheduled payments. Management anticipates the loan modifications will continue through 2020 due to the remaining uncertainty surrounding the COVID-19 pandemic. The following tables represent a breakdown of the deferred loan balances by industry segment and collateral type:

(Unaudited)	As of
(Dollars in thousands)	September 30, 2020				June 30, 2020
			Collateral Type
Industries Description	Balance	% of Deferred of Total Industry	Real Estate	Non Real Estate	Balance	% of Deferred of Total Industry
Real Estate and Rental and Leasing	$67,214	7.7%	$67,214	$—	$147,584	18.8%
Accommodation and Food Services	26,884	25.3%	26,884	—	52,468	52.7%
Manufacturing	17,807	9.6%	10,506	7,301	34,214	17.5%
Health Care and Social Assistance	8,867	6.9%	8,855	12	19,552	15.9%
Transportation and Warehousing	256	1.9%	—	256	19,402	21.3%
Retail Trade	6,781	14.7%	6,781	—	14,851	29.7%
Information	—	—%	—	—	11,228	64.1%
Utilities	—	—%	—	—	7,129	96.4%
Construction	427	0.7%	427	—	6,448	6.7%
Wholesale Trade	711	0.3%	450	261	5,695	5.7%
Other Services (except Public Administration)	402	0.8%	212	190	1,673	3.0%
Professional, Scientific, and Technical Services	364	0.4%	—	364	933	2.3%
Administrative and Support and Waste Management and Remediation Services	145	1.6%	—	145	831	9.9%
Finance and Insurance	—	—%	—	—	743	1.8%
Arts, Entertainment, and Recreation	1,350	7.9%	1,350	—	300	1.7%
Agriculture, Forestry, Fishing and Hunting	261	0.8%	—	261	165	1.3%
Total deferred loan balances	$131,469		$122,679	$8,790	$323,216
    The following table is a further breakdown of the deferred loan balances by certain credit quality indicators. Please refer to Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for the risk category definitions.

	As of
	September 30, 2020
	Category
(Dollars in thousands)	I	II	III	IV	Total

Total deferred loan balances	$69,984	$40,371	$20,045	$1,069	$131,469
% of Total	53.2%	30.7%	15.2%	0.8%	100.0%

	As of
	June 30, 2020
	Category
(Dollars in thousands)	I	II	III	IV	Total

Total deferred loan balances	$221,414	$66,554	$35,248	$—	$323,216
% of Total	68.5%	20.6%	10.9%	—%	100.0%

    The following table is a further breakdown of the deferred loan balances and collateral type for the Real Estate and Rental and Leasing industry:

	As of
	September 30, 2020				June 30, 2020
			Collateral Type
Real Estate and Rental and Leasing Detail:	Balance	% Deferred of Sub-Industry	Real Estate	Non Real Estate	Balance	% Deferred of Sub-Industry
	(Dollars in Thousands)
Office - Class A	$7,922	4.8%	$7,922	$—	$23,204	15.3%
Retail - Non-Credit Tenant - Shopping Center	9,326	30.4%	9,326	—	22,657	73.5%
Office - Class B	5,738	10.2%	5,738	—	17,652	32.1%
1-4 Family	185	0.7%	185	—	16,887	64.5%
Multi-Family - Market Rent	26,888	12.1%	26,888	—	16,174	8.5%
Retail - Non-Credit Tenant - Strip Center	4,944	26.3%	4,944	—	11,389	59.7%
Multi-Family - Student Housing	8,466	20.3%	8,466	—	8,466	20.2%
Retail - Non-Credit Tenant - Restaurant	1,004	9.9%	1,004	—	6,621	64.9%
Retail - Other	986	7.1%	986	—	6,110	13.9%
Retail - Non-Credit-Tenant - Big Box	1,755	31.2%	1,755	—	5,629	100.0%
Other	—	—%	—	—	12,795	5.6%
Total Real Estate and Rental and Leasing	$67,214		$67,214	$—	$147,584

    The following table is a further breakdown of the deferred loan balances and collateral type for the Accommodation and Food Services industry:

	As of
	September 30, 2020				June 30, 2020
			Collateral Type
Accommodation and Food Services Detail:	Balance	% Deferred of Sub-Industry	Real Estate	Non Real Estate	Balance	% Deferred of Sub-Industry
	(Dollars in Thousands)
Hotel - Flag	$25,082	34.1%	$25,082	$—	$43,011	63.1%
Hotel - No Flag	—	—%	—	—	1,862	46.0%
Other	1,802	14.5%	1,802	—	5,594	22.7%
Retail - Restaurant/Bar	—	—%	—	—	2,001	13.0%
Total Accommodation and Food Service	$26,884		$26,884	$—	$52,468

Exposure to Stressed Industries
    Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	As of
	September 30, 2020		June 30, 2020
Industries:	Balance	% Gross Loans and Leases (1)	Balance	% Gross Loans and Leases (1)
	(Dollars in Thousands)
Retail (2)	$75,261	4.1%	$70,028	4.0%
Hospitality	78,786	4.3%	73,502	4.2%
Entertainment	7,758	0.4%	16,675	1.0%
Restaurants & food service	26,728	1.4%	24,884	1.4%
Total outstanding exposure	$188,533	10.2%	$185,089	10.6%
(1)Excluding net PPP loans.
(2)Includes $52.0 million and $51.7 million in loans secured by commercial real estate as of September 30, 2020 and June 30, 2020, respectively.

    As of September 30, 2020, the Corporation had no meaningful direct exposure to the energy sector, airline industry or retail consumer, and does not participate in shared national credits.
    Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 15.3% for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in average loans and lease, increase in fees in lieu of interest, and increase in commercial loan interest rate swap fee income, partially offset by net interest margin compression. Top line revenue increased 10.5% for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in average loans and leases, increase in commercial loan interest rate swap fee income, and increase in gains on the sale of SBA loans, partially offset by net interest margin compression.
    The components of top line revenue were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$18,621	$16,776	$1,845	11.0%	$54,558	$51,382	$3,176	6.2%
Non-interest income	7,408	5,792	1,616	27.9	20,141	16,234	3,907	24.1
Top line revenue	$26,029	$22,568	$3,461	15.3	$74,699	$67,616	$7,083	10.5
Annualized Return on Average Assets and Annualized Return on Average Equity
    ROAA for the three months ended September 30, 2020 decreased to 0.68% compared to 0.97% for the three months ended September 30, 2019. ROAA for the nine months ended September 30, 2020 decreased to 0.62% compared to 1.15% for the nine months ended September 30, 2019. The decrease in ROAA in both periods of comparison was primarily due to an increase in the provision for loan and lease losses related to the COVID-19 pandemic. This reduction in profitability was partially offset by an increase in commercial loan interest rate swap fee income, increase in gains on the sale of SBA loans, and net interest income improvement mainly due to an increase in average loans and leases. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROAE for the three months ended September 30, 2020 was 8.58% compared to 10.68% for the three months ended September 30, 2019. ROAE for the nine months ended September 30, 2020 was 7.49% compared to 12.77% for the nine months ended September 30, 2019. The reasons for the decrease in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse provision or benefit, impairment of tax credit investments, net gains or losses on foreclosed properties, amortization of other intangible assets, losses on early extinguishment of debt, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any. Pre-tax, pre-provision adjusted earnings is defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items.

    The efficiency ratio was 64.16% and 64.29% for the three and nine months ended September 30, 2020 compared to 66.41% and 67.29% for the three and nine months ended September 30, 2019. Operating revenue growth outpaced the change in operating expense for the three and nine months ended September 30, 2020, resulting in positive operating leverage. Results for the three and nine months ended September 30, 2020 have benefited from PPP interest income, PPP loan processing fee recognition, and below average business development related expenses due to the COVID-19 pandemic. For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, operating revenue increased 15.3% while operating expense increased 11.4%. Similarly, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, operating revenue increased 10.5% while operating expense increased 5.6%. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth, although this growth may be muted somewhat by the current health crisis and its effect on the economy. These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in less mature markets.
    We believe the efficiency ratio and pre-tax, pre-provision adjusted earnings allow investors and analysts to better assess the Corporation’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain non-recurring and other discrete items. The efficiency ratio also allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROAE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$16,758	$14,716	$2,042	13.9%	$51,245	$49,922	$1,323	2.7%
Less:
Net (gain) loss on foreclosed properties	(121)	262	(383)	NM	329	241	88	36.5
Amortization of other intangible assets	9	11	(2)	(18.2)	27	33	(6)	(18.2)
SBA recourse provision (benefit)	57	(427)	484	NM	53	167	(114)	(68.3)
Tax credit investment impairment (recovery)	113	(120)	233	NM	2,066	3,982	(1,916)	(48.1)
Loss on early extinguishment of debt	—	—	—	NM	744	—	744	NM
Total operating expense	$16,700	$14,990	$1,710	11.4	$48,026	$45,499	$2,527	5.6
Net interest income	18,621	16,776	1,845	11.0	$54,558	$51,382	$3,176	6.2
Total non-interest income	7,408	5,792	1,616	27.9	20,141	16,234	3,907	24.1
Less:
Net loss on sale of securities	—	(4)	4	NM	(4)	(5)	1	(20.0)
Total operating revenue	$26,029	$22,572	$3,457	15.3	$74,703	$67,621	$7,082	10.5
Pre-tax, pre-provision adjusted earnings	$9,329	$7,582	$1,747	23.0	$26,677	$22,122	$4,555	20.6
Efficiency ratio	64.16%	66.41%			64.29%	67.29%
NM = Not Meaningful

Net Interest Income

    Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2020 compared to the same period in 2019. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2020 Compared to 2019			2020 Compared to 2019
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(3,728)	$1,500	$(2,228)	$(8,438)	$2,738	$(5,700)
Commercial and industrial loans(1)	(4,148)	3,584	(564)	(9,812)	8,138	(1,674)
Direct financing leases(1)	(23)	(35)	(58)	(86)	(120)	(206)
Consumer and other loans(1)	(48)	81	33	(132)	181	49
Total loans and leases receivable	(7,947)	5,130	(2,817)	(18,468)	10,937	(7,531)
Mortgage-related securities	(228)	1	(227)	(495)	279	(216)
Other investment securities	(11)	48	37	(7)	21	14
FHLB and FRB Stock	13	63	76	87	143	230
Short-term investments	(154)	(77)	(231)	(569)	53	(516)
Total net change in income on interest-earning assets	(8,327)	5,165	(3,162)	(19,452)	11,433	(8,019)
Interest-bearing liabilities
Transaction accounts	(1,167)	507	(660)	(2,736)	1,154	(1,582)
Money market accounts	(2,541)	2	(2,539)	(6,342)	666	(5,676)
Certificates of deposit	(232)	(238)	(470)	(461)	(614)	(1,075)
Wholesale deposits	(458)	(256)	(714)	(353)	(1,711)	(2,064)
Total deposits	(4,398)	15	(4,383)	(9,892)	(505)	(10,397)
FHLB advances	(2,067)	1,750	(317)	(1,695)	1,264	(431)
Federal reserve PPP lending facility	—	26	26	—	44	44
Other borrowings	(260)	(73)	(333)	(356)	(58)	(414)
Junior subordinated notes	—	—	—	2	1	3
Total net change in expense on interest-bearing liabilities	(6,725)	1,718	(5,007)	(11,941)	746	(11,195)
Net change in net interest income	$(1,602)	$3,447	$1,845	$(7,511)	$10,687	$3,176
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

    The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2020 and 2019. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,282,132	$12,340	3.85%	$1,153,591	$14,568	5.05%
Commercial and industrial loans(1)	791,909	8,133	4.11	517,043	8,697	6.73
Direct financing leases(1)	26,129	258	3.95	29,600	316	4.27
Consumer and other loans(1)	39,269	374	3.81	31,195	341	4.37
Total loans and leases receivable(1)	2,139,439	21,105	3.95	1,731,429	23,922	5.53
Mortgage-related securities(2)	167,326	833	1.99	167,113	1,060	2.54
Other investment securities(3)	34,004	171	2.01	24,755	134	2.17
FHLB and FRB stock	12,835	161	5.02	7,692	85	4.42
Short-term investments	21,287	6	0.11	40,707	237	2.33
Total interest-earning assets	2,374,891	22,276	3.75	1,971,696	25,438	5.16
Non-interest-earning assets	165,844			121,589
Total assets	$2,540,735			$2,093,285
Interest-bearing liabilities
Transaction accounts	$445,687	259	0.23	$217,870	919	1.69
Money market accounts	642,881	318	0.20	642,385	2,857	1.78
Certificates of deposit	110,891	513	1.85	154,095	983	2.55
Wholesale deposits	160,067	533	1.33	211,528	1,247	2.36
Total interest-bearing deposits	1,359,526	1,623	0.48	1,225,878	6,006	1.96
FHLB advances	379,915	1,356	1.43	307,060	1,673	2.18
Federal reserve PPPLF	29,605	26	0.35	—	—	—
Other borrowings	24,403	370	6.06	27,545	703	10.21
Junior subordinated notes	10,056	280	11.14	10,041	280	11.15
Total interest-bearing liabilities	1,803,505	3,655	0.81	1,570,524	8,662	2.21
Non-interest-bearing demand deposit accounts	445,245			283,675
Other non-interest-bearing liabilities	91,810			48,688
Total liabilities	2,340,560			1,902,887
Stockholders’ equity	200,175			190,398
Total liabilities and stockholders’ equity	$2,540,735			$2,093,285
Net interest income		$18,621			$16,776
Interest rate spread			2.94%			2.95%
Net interest-earning assets	$571,386			$401,172
Net interest margin			3.14%			3.40%
Average interest-earning assets to average interest-bearing liabilities	131.68%			125.54%
Return on average assets(4)	0.68			0.97
Return on average equity(4)	8.58			10.68
Average equity to average assets	7.88			9.10
Non-interest expense to average assets(4)	2.64			2.81
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.
(3)Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
(4)Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,209,810	$38,312	4.22%	$1,135,596	$44,012	5.17%
Commercial and industrial loans(1)	678,650	24,338	4.78	492,247	26,012	7.04
Direct financing leases(1)	27,065	761	3.75	31,143	967	4.14
Consumer and other loans(1)	37,260	1,091	3.90	31,391	1,042	4.43
Total loans and leases receivable(1)	1,952,785	64,502	4.40	1,690,377	72,033	5.68
Mortgage-related securities(2)	173,985	2,806	2.15	158,407	3,022	2.54
Other investment securities(3)	29,177	456	2.08	27,849	442	2.12
FHLB and FRB stock	10,558	491	6.20	7,210	261	4.83
Short-term investments	39,293	153	0.52	36,139	669	2.47
Total interest-earning assets	2,205,798	68,408	4.13	1,919,982	76,427	5.31
Non-interest-earning assets	151,994			109,395
Total assets	$2,357,792			$2,029,377
Interest-bearing liabilities
Transaction accounts	$362,326	1,197	0.44	$222,513	2,779	1.66
Money market accounts	649,999	2,555	0.52	597,487	8,231	1.84
Certificates of deposit	122,781	1,890	2.05	159,390	2,965	2.48
Wholesale deposits	132,811	2,021	2.03	243,254	4,085	2.24
Total interest-bearing deposits	1,267,917	7,663	0.81	1,222,644	18,060	1.97
FHLB advances	371,738	4,198	1.51	280,538	4,629	2.20
Federal reserve PPPLF	16,855	44	0.35	—	—	—
Other borrowings	24,490	1,110	6.04	25,497	1,524	7.97
Junior subordinated notes	10,052	835	11.07	10,038	832	11.05
Total interest-bearing liabilities	1,691,052	13,850	1.09	1,538,717	25,045	2.17
Non-interest-bearing demand deposit accounts	392,455			265,121
Other non-interest-bearing liabilities	80,270			42,276
Total liabilities	2,163,777			1,846,114
Stockholders’ equity	194,015			183,263
Total liabilities and stockholders’ equity	$2,357,792			$2,029,377
Net interest income		$54,558			$51,382
Interest rate spread			3.04%			3.14%
Net interest-earning assets	$514,746			$381,265
Net interest margin			3.30%			3.57%
Average interest-earning assets to average interest-bearing liabilities	130.44%			124.78%
Return on average assets(4)	0.62			1.15
Return on average equity(4)	7.49			12.77
Average equity to average assets	8.23			9.03
Non-interest expense to average assets	2.90			3.28

(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.
(3)Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
(4)Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2020 and 2019

    Net interest income increased $1.8 million, or 11.0%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in net interest income reflected an increase in average gross loans and leases and an increase in fees collected in lieu of interest, partially offset by adjusted net interest margin compression. Fees in lieu of interest, which can vary from quarter to quarter, totaled $1.5 million for the three months ended September 30, 2020, compared to $1.1 million for the same period in 2019. Excluding fees in lieu of interest, interest income from PPP loans, and interest expense from Federal Reserve PPPLF advances, net interest income increased $617,000, or 3.9%. Average gross loans and leases for the three months ended September 30, 2020 increased $408.0 million, or 23.6%, compared to the three months ended September 30, 2019. Excluding net PPP loans and lines of credit, average gross loans and leases for the three months ended September 30, 2020 increased $179.2 million, or 12.6%, compared to the three months ended September 30, 2019. Net interest income for the nine months ended September 30, 2020 increased $3.2 million, or 6.2%, compared to the nine months ended September 30, 2019. The increase in net interest income for the nine months ended September 30, 2020 was principally due to an increase in average gross loans and leases, including interest income received from PPP loans, partially offset by a reduction in fees collected in lieu of interest and net interest margin compression. Fees in lieu of interest totaled $4.6 million for both the nine months ended September 30, 2020 and September 30, 2019. Excluding fees in lieu of interest, interest income from PPP loans and interest expense from Federal Reserve PPPLF advances, net interest income for the nine months ended September 30, 2020 increased $1.8 million, or 3.9%. Average gross loans and leases for the nine months ended September 30, 2020 increased $262.4 million, or 15.5%, compared to the nine months ended September 30, 2019. Excluding net PPP loans and lines of credit, average gross loans and leases for the nine months ended September 30, 2020 increased $71.6 million, or 7.0% annualized, compared to the nine months ended September 30, 2019.
    The yield on average loans and leases for the three and nine months ended September 30, 2020 declined to 3.95% and 4.40%, respectively, compared to 5.53% and 5.68% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of fees collected in lieu of interest and PPP loan interest income, the yield on average loans and leases excluding net PPP loans for the three and nine months ended September 30, 2020 was 4.13% and 4.43%, respectively, compared to 5.27% and 5.31% for the three and nine months ended, September 30, 2019, respectively. Similarly, the yield on average interest-earning assets for the three and nine months ended September 30, 2020 measured 3.75% and 4.13%, respectively, compared to 5.16% and 5.31% for the three and nine months ended September 30, 2019, respectively. Excluding fees collected in lieu of interest and PPP loan interest income, the yield on average interest-earning assets excluding net PPP loans for the three and nine months ended September 30, 2020 was 3.89% and 4.13%, respectively, compared to 4.94% and 4.98% for the three and nine months ended September 30, 2019. The decline in yields for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to the decrease in LIBOR and Prime and related impact on variable-rate loans, in addition to the renewal of fixed-rate loans and reinvestment of security cash flows at historically low interest rates.
    The average rate paid on total in-market deposits comprised of all transaction accounts, money market accounts, and non-wholesale deposits for the three and nine months ended September 30, 2020 decreased to 0.27% and 0.49%, respectively, down from 1.47% and 1.50%, for the three and nine months ended September 30, 2019, respectively. The average rate paid on total in-market deposits declined as the Corporation decreased deposit rates in response to the Federal Open Market Committee’s (“FOMC”) decision to decrease the target federal funds rate 200 basis points from September 2019 to September 2020. For the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, the average target federal funds rate decreased 205 basis points and 180 basis points, respectively. Similarly, the average rate paid on total interest-bearing liabilities for the three and nine months ended September 30, 2020 decreased to 0.81% and 1.09%, respectively, compared to 2.21% and 2.17% for the three and nine months ended September 30, 2019, respectively. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, Federal Reserve PPPLF advances, subordinated and junior subordinated notes payable, and other borrowings.
    Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and match fund long-term, fixed-rate loans, wholesale funds are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended September 30, 2020 increased $72.9 million to $379.9 million at an average rate paid of 1.43%, compared to $307.1 million at an average rate paid of 2.18% for the three months ended September 30, 2019. Average FHLB advances for the nine months ended September 30, 2020 increased $91.2 million to $371.7 million at an average rate paid of 1.51%, compared to $280.5 million at an average rate paid of 2.20% for the nine months ended September 30, 2019. As of September 30, 2020, the weighted average original maturity of our FHLB term advances was 5.1 years, compared to 5.2 years as of September 30, 2019. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the three months ended September 30, 2020 decreased $51.5 million to $160.1 million at an average rate paid of 1.33%, compared to $211.5 million at an average rate paid of 2.36%. Average wholesale deposits for the nine months ended September 30, 2020 decreased $110.4 million to $132.8 million at an average rate paid of 2.03%, compared to $243.3 million at an average rate paid of 2.24% for the nine months ended September 30, 2019. As the existing wholesale deposit portfolio matured lower cost FHLB advances were used, when needed, to fund loan growth and manage interest rate risk by match funding long-term fixed-rate loans. As of September 30, 2020, the weighted average original maturity of our wholesale deposits was 4.3 years, compared to 5.5 years as of September 30, 2019.
    The average rate paid on total bank funding for the three and nine months ended September 30, 2020 decreased to 0.54% and 0.78%, respectively, compared to 1.69% and 1.71% for the three and nine months ended September 30, 2019. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances.
                Net interest margin decreased 26 basis points to 3.14% for the three months ended September 30, 2020 compared to 3.40% for the three months ended September 30, 2019. The decrease was primarily due to the decrease in the average yield on loans and leases receivable, partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding and increase in fees collected in lieu of interest. Excluding fees collected in lieu of interest, PPP loan interest income, Federal Reserve interest income, FHLB dividends, and interest expense from Federal Reserve PPPLF advances, net interest margin measured 3.24% for the third quarter of 2020, compared to 3.24% in the third quarter of 2019. Net interest margin decreased 27 basis points to 3.30% for the nine months ended September 30, 2020 compared to 3.57% for the nine months ended September 30, 2019. The decrease was primarily due to the decrease in average yield on loans and leases receivable partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding. Excluding fees collected in lieu of interest, PPP loan interest income, Federal Reserve interest income, FHLB dividends, and interest expense from Federal Reserve PPPLF advances, net interest margin measured 3.29% and 3.30% for the nine months ended September 30, 2020 and September 30, 2019, respectively.
    Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in existing higher-yielding specialty finance lines of business will allow the Corporation to achieve a net interest margin of at least 3.50%, on average, over the long-term. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business and the Corporation’s participation in the PPP. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
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
    Based on management’s current assessment of the increased inherent risk in the loan portfolio, the allowance for loan and lease losses increased $11.3 million, or 57.9%, compared to December 31, 2019. The provision for loan and lease losses totaled $3.8 million and $12.5 million for the three and nine months ended September 30, 2020, respectively, compared to $1.3 million and $613,000 for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2020, the increase in the allowance for loan and lease losses was in large part due to an increase in specific reserves on impaired loans, in addition to several qualitative factors after careful evaluation by management. Most notably, an increase in specific reserves of $5.5 million was driven by deterioration of two existing legacy SBA impaired relationships and one relationship in the hospitality industry. Additionally, a $4.7 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management.

    The legacy on-balance sheet SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior, has been a source of elevated non-performing assets. Additional information on our legacy SBA portfolio is as follows:

	As of
	September 30, 2020	June 30, 2020	September 30, 2019
	(In Thousands)
Performing loans:
Off-balance sheet loans	$26,017	$28,843	$40,288
On-balance sheet loans	15,175	16,554	21,814
Gross loans	41,192	45,397	62,102
Non-performing loans:
Off-balance sheet loans	2,574	1,640	7,287
On-balance sheet loans	9,561	9,725	14,663
Gross loans	12,135	11,365	21,950
Total loans:
Off-balance sheet loans	28,591	30,483	47,575
On-balance sheet loans	24,736	26,279	36,477
Gross loans	$53,327	$56,762	$84,052
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
Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2020 and 2019
Non-Interest Income
    Non-interest income primarily consists of fees earned for private wealth management services, gains on sale of SBA loans, service charges on deposits, loan fee income, and commercial loan interest rate swap fee income. For the three months ended September 30, 2020 non-interest income increased by $1.6 million, or 27.9%, to $7.4 million from $5.8 million for the same period in 2019. For the nine months ended September 30, 2020 non-interest income increased $3.9 million, or 24.1%, to $20.1 million from $16.2 million for the same period in 2019. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 28.5% and 27.0% of total revenues for the three and nine months ended September 30, 2020, respectively, compared to 25.7% and 24.0% for the three and nine months ended September 30, 2019, respectively. Management believes the expected gradual expansion of its SBA lending program, fees from commercial loan interest rate swap activity with commercial borrowers, and the geographic expansion of its private wealth management division will allow the Corporation to sustain a strategic target of 25% over the long-term.

    The components of non-interest income were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Private wealth management service fees	$2,167	$2,060	$107	5.2%	$6,402	$6,125	$277	4.5%
Gain on sale of SBA loans	760	454	306	67.4	1,598	993	605	60.9
Service charges on deposits	881	795	86	10.8	2,527	2,314	213	9.2
Loan fees	478	439	39	8.9	1,414	1,316	98	7.4
Increase in cash surrender value of bank-owned life insurance	365	305	60	19.7	1,037	894	143	16.0
Net loss on sale of securities	—	(4)	4	NM	(4)	(5)	1	(20.0)
Commercial loan swap fees	2,446	374	2,072	NM	5,782	1,898	3,884	NM
Other non-interest income	311	1,369	(1,058)	(77.3)	1,385	2,699	(1,314)	(48.7)
Total non-interest income	$7,408	$5,792	$1,616	27.9	$20,141	$16,234	$3,907	24.1
Fee income ratio(1)	28.5%	25.7%			27.0%	24.0%
(1)     Fee income ratio is total non-interest income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management service fees increased $107,000, or 5.2%, and $277,000, or 4.5% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase for the three and nine month comparison periods was mainly driven by an increase in equity market values and growth in assets under management attributable to new client relationships. As of September 30, 2020, trust assets under management and administration totaled $2.018 billion, increasing $125.3 million, or 6.6%, compared to $1.892 billion as of December 31, 2019 and $217.0 million, or 12.1%, compared to $1.801 billion as of September 30, 2019.
    Commercial loan interest rate swap fee income was $2.4 million and $5.8 million for the three and nine months ended September 30, 2020, respectively, compared to $374,000 and $1.9 million for the three and nine months ended September 30, 2019, respectively. Interest rate swaps continue to be an attractive product for the Bank’s commercial borrowers, although associated fee income can vary period to period based on client demand and the interest rate environment in any given quarter.
    Gains on sale of SBA loans increased $306,000, or 67.4%, and $605,000, or 60.9%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The Corporation’s pipeline continues to grow period over period and management believes the gain on sale of traditional SBA loans (i.e., SBA loans unrelated to PPP loans) will increase at a measured pace over time. Loans held for sale, consisting entirely of SBA loans closed but not fully funded, increased $12.0 million, or 390.20%, to $15.0 million compared to September 30, 2019.
    Other non-interest income for the three and nine months ended September 30, 2020 totaled $311,000 and $1.4 million, respectively, compared to $1.4 million and $2.7 million, respectively, for three and nine months ended September 30, 2019. The decrease for both the three and nine month periods of comparison was primarily due to above average returns from the Corporation’s investments in mezzanine funds and a gain on sale of a state tax credit in the prior year periods. The decrease for the nine months ended was also impacted by gains recognized on end-of-term buyout agreements related to the Company’s equipment finance business line.

Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2020 and 2019
Non-Interest Expense
    The components of non-interest expense were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Compensation	$11,857	$10,324	$1,533	14.8%	$33,705	$30,991	$2,714	8.8%
Occupancy	570	580	(10)	(1.7)	1,696	1,730	(34)	(2.0)
Professional fees	943	751	192	25.6	2,621	2,745	(124)	(4.5)
Data processing	679	654	25	3.8	2,066	1,923	143	7.4
Marketing	356	548	(192)	(35.0)	1,169	1,611	(442)	(27.4)
Equipment	310	277	33	11.9	905	938	(33)	(3.5)
Computer software	1,017	859	158	18.4	2,873	2,485	388	15.6
FDIC insurance	312	1	311	NM	760	595	165	27.7
Collateral liquidation costs	45	110	(65)	(59.1)	281	108	173	NM
Net (gain) loss on foreclosed properties	(121)	262	(383)	NM	329	241	88	36.5
Tax credit investment impairment (recovery)	113	(120)	233	NM	2,066	3,982	(1,916)	(48.1)
SBA recourse provision (benefit)	57	(427)	484	NM	53	167	(114)	(68.3)
Loss on early extinguishment of debt	—	—	—	NM	744	—	744	NM
Other non-interest expense	620	897	(277)	(30.9)	1,977	2,406	(429)	(17.8)
Total non-interest expense	$16,758	$14,716	$2,042	13.9	$51,245	$49,922	$1,323	2.7
Total operating expense(1)	$16,700	$14,990	$1,710	11.4	$48,026	$45,499	$2,527	5.6
Full-time equivalent employees	300	281			300	281

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
Non-interest expense for the three months ended September 30, 2020 increased by $2.0 million, or 13.9%, to $16.8 million compared to $14.7 million for the same period in 2019. Non-interest expense for the nine months ended September 30, 2020 increased by $1.3 million, or 2.7%, to $51.2 million compared to $49.9 million for the same period in 2019. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $1.7 million, or 11.4%, to $16.7 million for the three months ended September 30, 2020 compared to $15.0 million for the same period in 2019. Operating expense increased $2.5 million, or 5.6%, to $48.0 million compared to $45.5 million for the same period in 2019. The increase in operating expense for the three month period was primarily due to an increase in compensation, professional fees, computer software, and FDIC insurance, partially offset by a decrease in marketing. The increase in operating expense for the nine month period was primarily due to an increase in compensation and computer software expense, partially offset by a decrease in general business-related expenses due to the Corporation’s adherence to COVID-19 restrictions.
    Compensation expense for the three months ended September 30, 2020 was $11.9 million, an increase of $1.5 million, or 14.8%, compared to the three months ended September 30, 2019. Compensation expense for the nine months ended September 30, 2020 was $33.7 million, an increase of $2.7 million, or 8.8%, compared to the nine months ended September 30, 2019. The increase in compensation expense in both periods of comparison reflects an increase in employees and annual merit increases. Average full-time equivalent employees were 295 for the quarter ended September 30, 2020 compared to 274 for the quarter ended September 30, 2019.
Professional fee expense for the three months ended September 30, 2020 increased by $192,000, or 25.6%, to $943,000 compared to $751,000 for the same period in 2019. Professional fee expense for the nine months ended September 30, 2020 decreased by $124,000, or 4.5%, to $2.6 million compared to $2.7 million for the same period in 2019. The increase in the three months ended was mainly due to additional consulting expense related to annual loan review which had previously been sourced in-house and reported as compensation expense. The decrease for the nine months ended September 30, 2020 was primarily driven by a reduced need to utilize external recruitment services.
    Computer software expense increased $158,000 to $1.0 million for the three months September 30, 2020 compared to $859,000 for the three months ended September 30, 2019, and increased $388,000 to $2.9 million for the nine months ended September 30, 2020 compared to $2.5 million for the nine months ended September 30, 2019. The increase in computer software expense in both periods of comparison is mainly due to investments made in our small ticket vendor finance and floorplan financing lines of business.
FDIC insurance expense for the three months ended September 30, 2020 was $312,000, an increase of $311,000 compared to the three months ended September 30, 2019. FDIC insurance expense for the nine months ended September 30, 2020 was $760,000, an increase of $165,000, compared to the nine months ended September 30, 2019. FDIC insurance expense for the three and nine months ended September 30, 2019 benefited from an assessment credit because as the Deposit Insurance Fund Ratio reached 1.40%, as of June 30, 2019 which exceeded the required minimum ratio of 1.35%, the FDIC was required to distribute assessment credits to small banks for their portion of their assessments that contributed to the growth in the reserve ratio. The Corporation received a credit of $315,000 in the third quarter of 2019.
    Marketing expense for the three months ended September 30, 2020 decreased by $192,000, or 35.0%, to $356,000 compared to $548,000 in the same period in 2019. Marketing expense for the nine months ended September 30, 2020 decreased by $442,000 to $1.2 million compared to $1.6 million for the same period in 2019. During 2020, the Corporation’s adherence to COVID-19 restrictions resulted in a reduction in marketing expenses, such as meals and entertainment, and advertisement expense.
    No historic tax credits or related impairment were recognized for the three months ended September 30, 2020 and September 30, 2019. Tax credit investment impairment expense was $2.1 million for the nine months ended September 30, 2020, compared to $4.0 million for the nine months ended September 30, 2019. During the second quarter of 2020, the Corporation recognized a total of $1.7 million in expense due to the impairment of in-market federal historic tax credit investments, which corresponded with the recognition of $2.5 million in tax credits during the quarter. During the nine months ended September 30, 2019, the Corporation recognized $3.9 million in expense due to the impairment of in-market federal historic tax credit investments, which corresponded with the recognition of $5.3 million in tax credits. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2020 and beyond.
    SBA recourse provision was $57,000 and $53,000 for the three and nine months ended September 30, 2020, respectively, compared to recourse benefit of $427,000 for the three months ended September 30, 2019 and a recourse provision of $167,000 for the nine months ended September 30, 2019. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should diminish over time as the outstanding balance of sold legacy SBA loans continues to decline. The total recourse reserve balance was $1.1 million, or 1.4% of total sold SBA loans outstanding, at September 30, 2020, compared to $1.3 million, or 1.8%, at December 31, 2019, and $1.6 million, or 2.2%, at September 30, 2019.
Income Taxes
    Income tax expense totaled $73,000 for the nine months ended September 30, 2020 compared to an income tax benefit of $475,000 for the nine months ended September 30, 2019. The income tax expense for the nine months ended September 30, 2020 reflects a benefit from the recognition of $2.5 million in tax credits which correspond with the $1.7 million impairment of relationship-based historic tax credit investments during the same period. The income tax benefit for the nine months ended September 30, 2019 primarily reflects the recognition of $5.3 million in federal historic tax credits, which correspond with the $3.9 million impairment of relationship-based historic tax credit investments during the same period. The effective tax rate for the nine months ended September 30, 2020, excluding the discrete items, was 19.33%.
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

Financial Condition
General
    Total assets increased by $505.1 million, or 24.1%, to $2.602 billion as of September 30, 2020 compared to $2.097 billion at December 31, 2019. The increase in total assets was primarily driven by PPP loan growth and commercial real estate (“CRE”) loan growth, partially offset by a decrease in short-term investments.
Short-Term Investments
    Short-term investments decreased by $27.5 million, or 53.9%, to $23.5 million at September 30, 2020 from $51.0 million at December 31, 2019. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. As of September 30, 2020, we did not hold any commercial paper and as of December 31, 2019, our total investment in commercial paper was $5.9 million. Due to current economic conditions, we decided to temporarily exit this short-term investment. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less often provide an attractive yield in comparison to other short-term alternatives. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section titled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $2.3 million, or 1.1%, to $208.2 million at September 30, 2020 compared to $205.8 million at December 31, 2019. During the nine months ended September 30, 2020, due to declining interest rates, we recognized unrealized gains of $3.9 million before income taxes through other comprehensive income, compared to gains of $3.3 million for the same period in 2019. As of September 30, 2020 and December 31, 2019, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 3.8 years and 4.4 years, respectively. Generally, our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2020.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $444.4 million to $2.139 billion at September 30, 2020 from $1.695 billion at December 31, 2019 which was driven by the aforementioned PPP loan and CRE loan growth, partially offset by a reduction in commercial and industrial (“C&I”) loans. Loans and leases receivable, net of allowance for loan and lease losses and excluding net PPP loans, increased by $118.9 million, or 7.0%, to $1.814 billion at September 30, 2020 from December 31, 2019.

Total CRE increased $172.4 million to $1.327 billion, up from $1.154 billion at December 31, 2019. Multifamily, commercial real estate non-owner occupied, and construction loans were the largest contributors to CRE loan growth as of September 30, 2020, increasing $70.3 million, $49.1 million, and $33.7 million, respectively, from December 31, 2019. Importantly, management has elevated its underwriting standards during the pandemic to ensure business owners and guarantors have robust liquidity, operating performance, and collateral positions. Despite these higher standards, the Corporation has been able to grow loans and deepen banking relationships.
C&I loans increased $286.9 million to $790.3 million from $503.4 million at December 31, 2019. Excluding net PPP loans, C&I loans decreased $38.5 million to $464.9 million from $503.4 million at December 31, 2019 primarily due to a $31.2 million decrease in asset-based loans and $4.0 million decrease in accounts receivable financing. Specialty finance products have historically experienced counter cyclical growth, growing during times of economic stress and uncertainty. As such, management expects asset-based loans and accounts receivable financing volume to increase during the remainder of 2020 and throughout 2021.

    There continues to be a concentration in CRE loans which represented 71.6% and 67.3% of our total loans, excluding net PPP loans, as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, 18.1% of the CRE loans were owner-occupied CRE, compared to 19.6% as of December 31, 2019. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property. Management believes our ongoing investment in C&I loan production will allow C&I loan growth to keep pace with CRE growth over the long-term, ultimately stabilizing the concentration in CRE loans.
    As mentioned above, excluding net PPP loans, our C&I portfolio decreased $38.5 million, or 7.7%, to $464.9 million at September 30, 2020 from $503.4 million at December 31, 2019. Line of credit usage was $217.6 million as of September 30, 2020, down from $282.9 million at December 31, 2019, as line of credit usage significantly declined due to PPP loan proceeds. We will continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.

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

Non-accrual loans increased $15.4 million, or 74.9%, to $36.1 million at September 30, 2020, compared to $20.6 million at December 31, 2019. The increase in non-accrual loans was principally due to the impairment of three previously identified relationships in the hospitality, wholesale food distributor, and commercial industries during the nine months ended September 30, 2020 with balances outstanding of $5.8 million, $4.3 million, and $5.0 million, respectively. In addition, an impaired legacy SBA loan of $3.6 million was repurchased. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.66% and 1.20% at September 30, 2020 and December 31, 2019, respectively. Non-accrual loans as a percentage of total gross loans and leases, excluding net PPP loans, was 1.95% at September 30, 2020. Please refer to the sections titled COVID-19 Update and Asset Quality for additional information on credit quality.
Deposits
    As of September 30, 2020, deposits increased by $291.0 million, or 19.0%, to $1.821 billion from $1.530 billion at December 31, 2019 primarily due to a $369.5 million increase in transaction accounts, partially offset by a $37.5 million decrease in money market accounts.
Transaction account balances increased primarily due to the influx of PPP loan proceeds. Management attributes the transition from money market accounts to reciprocal transaction accounts with full FDIC insurance to our clients’ preferences for safety and soundness amid the economic uncertainty created by the COVID-19 pandemic. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.528 billion for the nine months ended September 30, 2020, compared to $1.271 billion for the year ended December 31, 2019.
FHLB Advances and Other Borrowings
    As of September 30, 2020, FHLB advances and other borrowings increased by $164.1 million, or 51.4%, to $483.5 million from $319.4 million at December 31, 2019. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace the majority of our maturing brokered certificates of deposit with FHLB advances at lower rates, as needed, to match-fund fixed rate loans and mitigate interest rate risk. Total bank funding is defined as total deposits plus FHLB advances, Federal Reserve Discount Window advances, and Federal Reserve PPPLF advances.
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
    During the second quarter of 2020, management tested the availability of the Federal Reserve PPPLF due to the uncertainty of when PPP loans would be required to close and fund. As of September 30, 2020, the Corporation had one $29.6 million PPPLF advance outstanding.
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

Asset Quality
Impaired Assets
    Total impaired assets consisted of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$7,941	$4,032
Commercial real estate - non-owner occupied	5,813	—
Land development	890	1,526
Construction	—	—
Multi-family	—	—
1-4 family	333	333
Total non-accrual commercial real estate	14,977	5,891
Commercial and industrial	20,693	14,575
Direct financing leases, net	351	—
Consumer and other:
Home equity and second mortgages	—	—
Other	29	147
Total non-accrual consumer and other loans	29	147
Total non-accrual loans and leases	36,050	20,613
Foreclosed properties, net	613	2,919
Total non-performing assets	36,663	23,532
Performing troubled debt restructurings	47	140
Total impaired assets	$36,710	$23,672

Total non-accrual loans and leases to gross loans and leases	1.66%	1.20%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.68	1.37
Total non-performing assets to total assets	1.41	1.12
Allowance for loan and lease losses to gross loans and leases	1.41	1.14
Allowance for loan and lease losses to non-accrual loans and leases	85.48	94.70

    Net PPP loans outstanding as of September 30, 2020, were $325.5 million. There were no PPP loans outstanding as of December 31, 2019. The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	September 30, 2020	December 31, 2019
Total non-accrual loans and leases to gross loans and leases	1.95%	1.20%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.98	1.37
Total non-performing assets to total assets	1.61	1.12
Allowance for loan and lease losses to gross loans and leases	1.67	1.14
    As of September 30, 2020 and December 31, 2019, $15.4 million and $15.6 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. This increase is the result of ongoing workout efforts on previously identified impaired loans and does not include any new troubled debt restructurings related to the COVID-19 pandemic.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets increased $13.1 million, or 55.8%, to $36.7 million at September 30, 2020 from $23.5 million at December 31, 2019. The increase in non-accrual loans was principally due to the impairment of three previously identified relationships in the hospitality, wholesale food distributor, and commercial industries during the nine months ended September 30, 2020 with balances outstanding of $5.8 million, $4.3 million, and $5.0 million, respectively. In addition, an impaired legacy SBA loan of $3.6 million was repurchased.
    We also monitor early stage delinquencies to assist in the identification of potential future problems. As of September 30, 2020, 99.90% of the loan and lease portfolio, excluding non-accrual loans and leases, was in a current payment status, compared to 99.76% at December 31, 2019. We also monitor asset quality through our established credit quality indicator categories. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We work proactively with our impaired loan borrowers to find solutions to difficult situations that are in the best interests of the Bank.

    The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2020	2019	2019
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$15,557	$9,320	$7,312
Impaired loans and leases with impairment reserves required	20,540	13,615	13,441
Total impaired loans and leases	36,097	22,935	20,753
Less: Impairment reserve (included in allowance for loan and lease losses)	8,898	4,319	3,365
Net impaired loans and leases	$27,199	$18,616	$17,388
Average impaired loans and leases	$24,899	$24,835	$24,090
Foregone interest income attributable to impaired loans and leases	$2,049	$2,113	$2,693
Less: Interest income recognized on impaired loans and leases	467	783	793
Net foregone interest income on impaired loans and leases	$1,582	$1,330	$1,900
    Non-performing assets also include foreclosed properties. A summary of foreclosed properties activity is as follows:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2020	2019	2019
	(In Thousands)
Balance at the beginning of the period	$2,919	$2,547	$2,547
Transfer of loans and leases to foreclosed properties	80	596	596
Proceeds from sale of foreclosed properties	(2,057)	—	—
Net loss on sale of foreclosed properties	34	—	—
Impairment adjustments	(363)	(241)	(224)
Balance at the end of the period	$613	$2,902	$2,919
Allowance for Loan and Lease Losses
    The allowance for loan and lease losses increased $11.3 million, or 57.9%, from $19.5 million as of December 31, 2019 to $30.8 million as of September 30, 2020. The allowance for loan and lease losses as a percentage of gross loans and leases also increased from 1.14% as of December 31, 2019 to 1.41% as of September 30, 2020. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.67% as of September 30, 2020. The increase in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by COVID-19 and the economic impact it could have on the Corporation’s loan portfolio. For the nine months ended September 30, 2020, the increase in the allowance for loan and lease losses was in large part due to an increase in several qualitative factors after careful evaluation by management. Most notably, a $4.7 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management. Additionally, an increase in specific reserves of $5.5 million was driven by deterioration of two existing legacy SBA impaired relationships and one relationship in the hospitality industry.
    There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Please refer to the section titled COVID-19 Update for additional information.

    During the nine months ended September 30, 2020, we recorded net charge-offs on impaired loans and leases of $1.2 million, comprised of $1.5 million of charge-offs and $264,000 of recoveries. During the nine months ended September 30, 2019, we recorded net charge-offs on impaired loans and leases of approximately $868,000, comprised of $1.2 million of charge-offs and $294,000 of recoveries. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our commercial clients impacted by the COVID-19 pandemic. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.
    Based upon the application of our methodology for estimating the appropriate level of allowance for loan and lease loss reserves, which includes actively monitoring the asset quality and inherent risks within the loan and lease portfolio, management concluded that an allowance for loan and lease losses of $30.8 million, or 1.67% of total loans and leases excluding net PPP loans, was appropriate as of September 30, 2020. Given ongoing complexities with current workout situations, including those related to the COVID-19 pandemic, further charge-offs and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion.
    As of September 30, 2020 and December 31, 2019, our allowance for loan and lease losses to total non-accrual loans and leases was 85.48% and 94.70%, respectively. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease losses to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans or leases, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2020.

    A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Allowance at beginning of period	$27,464	$19,819	$19,520	$20,425
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	(27)	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(505)	(1,097)	(1,358)	(1,158)
Direct financing leases	—	—	(56)	—
Consumer and other:
Home equity and second mortgages	—	(2)	—	(2)
Other	—	—	(13)	(2)
Total charge-offs	(505)	(1,099)	(1,454)	(1,162)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	—	1	1
Commercial real estate — non-owner occupied	—	1	2	73
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	21	99	259	191
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	26
Other	2	1	2	3
Total recoveries	23	101	264	294
Net (charge-offs) recoveries	(482)	(998)	(1,190)	(868)
Provision for loan and lease losses	3,835	1,349	12,487	613
Allowance at end of period	$30,817	$20,170	$30,817	$20,170
Annualized net charge-offs (recoveries) as a percent of average gross loans and leases	0.09%	0.23%	0.08%	0.07%
Annualized net charge-offs (recoveries) as a percent of average gross loans and leases, excluding average net PPP loans	0.11%	0.23%	0.09%	0.07%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2020 were the interest payments due on subordinated and junior subordinated notes. On October 23, 2020, the Bank’s Board of Directors declared a dividend in the aggregate amount of $1.5 million bringing year-to-date dividend declarations to $12.0 million. The capital ratios of the Corporation and its subsidiary continue to meet all applicable regulatory capital adequacy requirements. The Corporation’s and the Bank’s respective Boards of Directors and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
    On-balance sheet liquidity is a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of September 30, 2020 and December 31, 2019, our immediate on-balance sheet liquidity was $556.1 million and $438.2 million, respectively. At September 30, 2020 and December 31, 2019, the Bank had $22.8 million and $44.4 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin.
    We had $613.2 million of outstanding wholesale funds at September 30, 2020, compared to $446.5 million of wholesale funds as of December 31, 2019, which represented 26.9% and 24.5%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, Federal Reserve PPPLF advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
    Period-end in-market deposits increased $288.3 million to $1.667 billion at September 30, 2020 from $1.379 billion at December 31, 2019 as in-market deposit balances increased due to PPP loan proceeds. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of September 30, 2020 and December 31, 2019.

    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the nine month period ended September 30, 2020. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2020, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
    During the nine months ended September 30, 2020, operating activities resulted in a net cash inflow of $5.4 million, which included net income and provision for loan and lease losses of $10.9 million and $12.5 million, respectively, partially offset by a net increase in loans originated for sale. Net cash used in investing activities for the nine months ended September 30, 2020 was approximately $470.1 million which consisted of cash outflows to fund net loan growth and the purchase of $8.0 million in additional bank-owned life insurance and $13.4 million of FHLB stock, partially offset by a net reduction in securities. Net cash provided by financing activities resulted in a net cash inflow of $449.3 million for the nine months ended September 30, 2020 primarily due to a net increase in FHLB advances, an increase in Federal Reserve PPPLF advances, and a net increase in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of September 30, 2020, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and 2019, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 23, 2020	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 23, 2020	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)