Form 10-K
period 2020-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2021-02-24
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $140.3 million.
As of February 22, 2021, 8,511,536 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2021 are incorporated by reference into Part III hereof.

PART I.

Item 1. Business
BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (“FBB” or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through FBB and First Business Specialty Finance, LLC (“FBSF”), a wholly-owned subsidiary of FBB formerly known as First Business Equipment Finance, LLC (“FBEF”). The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, Small Business Administration (“SBA”) lending and servicing, treasury management services, and company retirement plans. Our private wealth services include trust and estate administration, financial planning, investment management, consumer lending and private banking for executives and owners of our business banking clients and others. Our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation for other financial institutions. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships within our commercial bank markets and skilled expertise within our nationwide specialty finance business lines, combined with the efficiency of centralized administrative functions, such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients. We conduct our business operations through one operating segment.
As of December 31, 2020, on a consolidated basis, we had total assets of $2.568 billion, total gross loans and leases of $2.151 billion, total deposits of $1.856 billion, and total stockholders’ equity of $206.2 million.

Commercial Banking Business Lines

Commercial Lending
We strive to meet the specific commercial lending needs of small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses with annual sales of up to $75 million. Through FBB, we service the South Central Wisconsin, Southeast Wisconsin, Northeast Wisconsin, and the greater Kansas City Metro.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. We also originate loans secured by commercial real estate, including owner-occupied and non owner-occupied commercial facilities. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2020, our conventional commercial real estate and commercial loans – excluding consumer lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, and SBA lending described below – represented approximately 84% of our total gross loans and leases receivable.
Consumer and Other Lending
The Bank originates a small amount of consumer loans. As of December 31, 2020, our consumer and other loans represented approximately 2% of our total gross loans and leases receivable.
Asset-Based Lending
First Business Bank, through its wholly-owned subsidiary FBSF, provides asset-based lending to small- to medium-sized companies. With sales offices located in several states, our asset-based lending team serves clients nationwide. We primarily provide revolving lines of credit and term loans for financial and strategic acquisitions, capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, corporate turnaround strategies, and debtor-in-possession financing in the course of bankruptcy proceedings or the exit therefrom. As a bank-owned, asset-based lender with strong underwriting standards, our team is positioned to provide cost-effective financing solutions to companies which do not have the established, stable cash flows necessary to qualify for traditional commercial lending products. These borrowing relationships generally range between $2 million and $16 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2020, asset-based lending – excluding accounts receivable financing described below – represented approximately 5% of our total gross loans and leases receivable.
Accounts Receivable Financing
FBB, through its wholly-owned subsidiary FBSF, provides funding to clients by purchasing accounts receivable primarily on a full recourse basis. With sales offices located in several states, our accounts receivable financing team serves clients nationwide. Our accounts receivable financing team provides competitive rates to clients needing cash flow to support their growth, or who are experiencing financial issues. Accounts receivable financing typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. As of December 31, 2020, accounts receivable financing represented approximately 2% of our total gross loans and leases receivable.
Equipment Financing
FBB, through its wholly-owned subsidiary FBSF, delivers a broad range of equipment finance products, including loans and leases, to address the financing needs of commercial clients in a variety of industries. Our focus in this financing vertical includes manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. These financings generally range between $250,000 and $5 million with terms of 36 to 84 months.
FBSF also delivers small ticket vendor equipment financing through its proprietary, online, application-only credit decision architecture. Through this nationwide distribution channel, FBSF provides financing solutions for equipment vendors and their end users. These equipment vendors specialize primarily in healthcare, manufacturing, and technology equipment, as well as specialty vehicles. The end users (i.e., our lessees and borrowers) are primarily businesses utilizing vocational trucks, physician group practices, veterinarians, and hospitals. These financings generally range between $25,000 and $250,000 with terms of 36 to 84 months. Small ticket vendor equipment financing typically generates higher yields than traditional commercial lending. As of December 31, 2020, equipment financing represented approximately 4% of our total gross loans and leases receivable.
Floorplan Financing
In June 2020, FBB, through its wholly-owned subsidiary FBSF, began offering floorplan financing for independent car dealerships nationwide. Floorplan financing allows car dealers the flexibility to finance their acquisition of used cars, preserving cash flow and allowing dealers to purchase inventory. Floorplan financing is the latest expansion of First Business Bank’s specialty finance solutions, offering floorplanning programs from $500,000 to $10 million for larger, well-established independent car dealers. As of December 31, 2020, floorplan financing represented approximately 1% of our total gross loans and leases receivable.
SBA Lending and Servicing
SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing. We are an approved participant in the SBA’s Preferred Lender Program (“PLP”). The PLP is part of the SBA's effort to streamline the procedures necessary to provide financial assistance to the small business community. Under this program, the SBA delegates the final credit decision and most servicing and liquidation authority and responsibility to PLP lenders. We leverage this program authority and capacity to package, underwrite, process, service, and liquidate, if necessary, SBA loans nationwide.
Excluding PPP loans, which are discussed in further detail in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, our SBA loans fall into three categories: loans originated under the SBA’s 7(a) term loan program; loans originated under the SBA’s 504 program; and SBA Express loans and lines of credit. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored, and serviced according to the SBA’s Standard Operating Procedures in order to maintain the guaranty, if any, under the SBA program. Except for loans originated under the SBA’s 504 program, the SBA generally provides a guaranty to the lender ranging from 50% to 90% of principal and interest as an inducement to the lender to originate the loan.
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
SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates higher than those of our traditional commercial loans. We also obtain funding and service fee income by gathering deposits from these clients. Our SBA strategy generates non-interest income from two primary sources. First, we typically sell the guaranteed portions of the SBA loans to aggregators who securitize the assets for sale in the secondary market. We receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset over the life of the loan. As of December 31, 2020, the on-balance sheet portion of SBA loans represented approximately 2% of our total gross loans and leases receivable.

Treasury Management Services
The Bank provides comprehensive cash management services for commercial banking and specialty finance clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, fraud detection and protection, information reporting, reconciliation, and data integration solutions. For our clients involved in international trade, the Bank offers international payment services, foreign exchange, and trade letters of credit. The Bank also offers a variety of deposit accounts and balance optimization solutions.

Company Retirement Plan Services
First Business Bank acts as fiduciary and investment manager for corporate clients, creating and executing asset allocation strategies tailored to each corporation’s unique situation. FBB acts as a discretionary trustee and investment fiduciary, sharing responsibility for monitoring assets to match the client’s specifications. Offering only non-proprietary funds removes conflict of interest while designing cost-effective company retirement plans which provide a competitive return. As of December 31, 2020, FBB had $401.3 million of company retirement plan assets under management and administration.

Private Wealth Management
First Business Bank acts as fiduciary and investment manager for individual clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBB has full fiduciary powers and offers trust and estate administration, financial planning, and investment management, acting in a trustee or agent capacity. FBB also provides brokerage and custody-only services, for which we administer and safeguard assets, but do not provide investment advice. As of December 31, 2020, FBB had $1.848 billion of private wealth assets under management and administration.

Bank Consulting Services
    FBB provides outsourced treasury services to assist banks and other financial institutions with balance sheet management. These services include investment portfolio management and administrative services, asset liability management services, and asset liability process validations required by regulators.

Competition
The Bank encounters strong competition across all of our lines of business. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and FinTech companies. The Bank also competes with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources than the Bank. We believe the experience, expertise, and responsiveness of our banking professionals as well as our focus on fostering long-lasting relationships sets us apart from our competitors.

Human Capital Management
At December 31, 2020, we had 301 employees which equated to approximately 288 full-time equivalent employees (“FTE”). None of our employees are represented by a union or subject to a collective bargaining agreement. Information with respect to Human Capital Management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the captions “Human Capital Management” is incorporated herein by reference.

Subsidiaries

First Business Bank
FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison and the surrounding area. FBB’s business lines include commercial loans, commercial real estate loans, asset-based loans, accounts receivable financing, SBA lending and servicing, floorplan financing, equipment loans and leases, commercial deposit accounts, company retirement solutions, and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services and bank consulting services. FBB has four full-service banking locations in Madison, Brookfield, and Appleton, Wisconsin, and Leawood, Kansas.
FBB has eight wholly-owned subsidiaries. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-bank Consolidated Subsidiaries for additional information on FBB’s subsidiaries. As of December 31, 2020, FBB had total gross loans and leases receivable of $2.151 billion, total deposits of $1.859 billion, and total stockholders’ equity of $232.6 million.

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

Corporate Information

Our principal executive offices are located at 401 Charmany Drive, Madison, Wisconsin 53719 and our telephone number is (608) 238-8008. We maintain an Internet website at www.firstbusiness.bank. This Form 10-K and all of our other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through that website, including copies of our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference into this Form 10-K.

Markets

    Although certain of our business lines are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas, and Missouri. Specifically, our three markets in Wisconsin consist of the South Central Wisconsin, Southeast Wisconsin, and Northeast Wisconsin. We serve the greater Kansas City Metro through our Leawood, Kansas office, which is located in the Kansas City metropolitan statistical area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

South Central Wisconsin
    As the capital of Wisconsin and home of the University of Wisconsin-Madison, the greater Madison area, specifically Dane County, offers an appealing economic environment populated by a highly educated workforce. While the economy of the South Central Wisconsin is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments. South Central Wisconsin is also home to technology and research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as several major health care systems and hospitals, which provides healthcare services to South Central Wisconsin.

Southeast Wisconsin
Our Southeast Wisconsin market, the primary commercial and industrial hub for Southeast Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors in the Milwaukee market include manufacturing, financial services, health care, diversified service companies, and education. Milwaukee is home to several major hospitals, providing health services to the greater Southeast Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

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

Corey A. Chambas, age 58, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. Mr. Chambas has over 35 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, N.A. (“BMO Harris Bank”), in Madison, Wisconsin.

Edward G. Sloane, Jr., age 60, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of the Bank. Mr. Sloane has over 35 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. Prior to joining FBFS, Mr. Sloane was Executive Vice President, Chief Financial Officer and Treasurer with Peoples Bancorp, Inc. in Marietta, Ohio from 2008 to 2015. He also served as Senior Vice President of Strategic Planning & Analysis for WesBanco, Inc. in Wheeling, West Virginia from 2006 to 2008, as Senior Vice President and Controller from 1998 to 2006 and in various other capacities from 1989 to 1998.

Barbara M. Conley, age 67, has served as FBFS’s General Counsel since June 2008. Ms. Conley also serves as General Counsel of the Bank. She has over 35 years of experience in commercial banking. Immediately prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank, National Association. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 56, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 25 years.

Mark J. Meloy, age 59, has served as Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He also currently serves as a director of our subsidiaries FBB and FBSF. Mr. Meloy has over 30 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

    Daniel S. Ovokaitys, age 47, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

    David R. Seiler, age 56, has served as Chief Operating Officer of FBFS since April 2016. He also currently serves as a director for our subsidiary FBSF. Mr. Seiler has over 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Harris Bank in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

Bradley A. Quade, age 55, has served as Chief Credit Officer of FBFS since April 2020. Mr. Quade had been serving as the Company’s Deputy Chief Credit Officer since October 2019. He also currently serves as a director for our subsidiary FBSF. Mr. Quade has over 30 years of experience in banking at publicly traded and privately-owned institutions and has led successful lending teams in commercial banking, investment real estate, equipment leasing, and treasury management. Prior to joining FBFS, Mr. Quade held the position of Senior Vice President with Johnson Bank in Milwaukee, Wisconsin which he held from 2008 to 2019. Mr. Quade holds a bachelor’s degree in Accounting and Finance from the University of Wisconsin-Milwaukee and is a Certified Public Accountant.

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
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Corporation and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Corporation’s and the Bank’s insiders and affiliates, and payment of dividends. In reaction to the global financial crisis beginning in 2008 (the “global financial crisis”) and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion that were considered systemically important under the Dodd-Frank Act solely because of size. Many of these changes were intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see The Role of Capital below. It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests, name a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Corporation believes these reforms are generally favorable to its operations.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.
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
The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:
•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
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
Under the capital regulations of the FDIC, in order to be well‑capitalized, a banking organization must maintain:
•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);
•A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
As of December 31, 2020: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. Additionally, the Corporation had regulatory capital in excess of the Federal Reserve’s requirements as of December 31, 2020.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for certain institutions, like us, under Section 201 of the Regulatory Relief Act. Pursuant to authority granted thereunder, on September 17, 2019, the agencies adopted a final rule, effective on January 1, 2020, providing that banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a “Community Bank Leverage Ratio” (“CBLR”)-calculated by dividing tier 1 capital by average total consolidated assets-of greater than 9%, will be eligible to opt into the CBLR framework. By opting into the framework, qualifying banks and bank holding companies maintaining a CBLR greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. In addition to the consolidated assets and CBLR requirements described above, a qualifying bank or bank holding company must also have (i) total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancellable commitments) of 25% or less of total consolidated assets, and (ii) the sum of total trading assets and trading liabilities of 5% or less of total consolidated assets.
    The Corporation and the Bank opted out of the CBLR framework for each reporting period in 2020 and has the option to opt into the framework for future reporting periods. The decision to opt into or out of the CBLR framework is monitored on an ongoing basis.
FBFS
General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and subject to regulation, supervision, and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). We are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Corporation and our subsidiaries as the Federal Reserve may require.
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
Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership. On January 30, 2020, the Federal Reserve issued a final rule clarifying and expanding upon the Federal Reserve’s position on determinations of whether a company has the ability to exercise a controlling influence over another company. In particular, the final rule is intended to provide a better understanding of the facts and circumstances that the Federal Reserve considers most relevant when assessing whether control exists. On March 31, 2020, the final rule’s original effective date was delayed and became effective on September 30, 2020.
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
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of Wisconsin law, which allows us to pay dividends unless, after giving effect to a dividend, any of the following would occur: (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) the total assets would be less than the sum of its total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See The Role of Capital above for additional information.
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
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act is based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%. Accordingly, pursuant to rules adopted by the FDIC, in January 2019 the FDIC provided notice of assessment credits awarded to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applies the credits each quarter (beginning with the September 2019 assessment invoice for the second quarter of 2019) that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. As of June 30, 2020, the most recent available date, the reserve ratio was 1.30%.
Effective June 26, 2020, the FDIC adopted a final rule to mitigate the effect on deposit insurance assessments when an insured institution participates in the Paycheck Protection Program (“PPP”), the Paycheck Protection Program Liquidity Facility (“PPPLF”), and Money Market Mutual Fund Liquidity Facility (“MMLF”). Under the rule, the FDIC provides adjustments to the risk based premium formula and certain of its risk ratios, and provides an offset to an insured institution’s total assessment amount due for the increase to its assessment base attributable to participation in the PPP and MMLF.
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
Dividend Payments. The primary source of funds for the Corporation is dividends from the Bank. Under Wisconsin law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount it considers expedient. The board of directors must provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the WDFI. The FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See The Role of Capital above.
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
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation, and to “related interests” of such directors, officers, and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Corporation or the Bank, or a principal shareholder of the Corporation, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, risk mitigation, deposit and loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fiduciary risk, asset quality, and earnings.
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
During the past several years, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, compliance, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation, and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
    Transaction Account Reserves. As announced on March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The Federal Reserve Act authorizes the Federal Reserve to establish reserve requirements within specified ranges for purposes of implementing monetary policy on certain types of deposits and other liabilities of depository institutions and impose reserve requirements on transaction accounts, nonpersonal time deposits, and Eurocurrency liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve requirement ratios specified in the Federal Reserve's Regulation D (Reserve Requirements of Depository Institutions, 12 CFR Part 204) to an institution's reservable liabilities.
Prior to the change effective March 26, 2020, reserve requirement ratios on net transaction accounts differed based on the amount of net transactions accounts at the depository institution. A certain amount of net transaction accounts, known as the "reserve requirement exemption amount," was subject to a reserve requirement ratio of zero percent. Net transaction account balances above the reserve requirement exemption amount and up to a specified amount, known as the "low reserve tranche," were subject to a reserve requirement ratio of 3%. Net transaction account balances above the low reserve tranche were subject to a reserve requirement ratio of 10%. For 2021, the low reserve tranche amounts and exemption amounts were increased to $182.9 million and $21.1 million, respectively, compared to $127.5 million and $16.9 million, respectively, for 2020. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
On December 15, 2020, the FDIC issued a final rule on brokered deposits. The rule aims to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Among other things, the rule establishes bright-line standards for determining whether an entity meets the definition of a “deposit broker,” and identifies a number of business relationships (or “designated exceptions”) that automatically meet the “primary purpose” exception. The rule also establishes a transparent application process for entities that seek a “primary purpose” exception but do not meet one of the “designated exceptions.” The new rule also reflects technological changes across the banking industry and removes regulatory disincentives that limit banks’ ability to serve their customers.
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

On December 12, 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a proposed rule to modernize their respective regulations under the CRA. On June 5, 2020, the OCC issued a final rule implementing the proposed rule. The final rule (i) clarifies which activities qualify for CRA credit and (ii) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Citing the burden being faced by banks in light of the COVID pandemic, he FDIC opted not to join in the issuance of the final rule, meaning that the FDIC’s CRA regulations remain unchanged.
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
On January 1, 2021, the National Defense Authorization Act was enacted by Congress. The new law establishes the most significant overhaul of BSA and AML since the USA PATRIOT Act of 2001, including: (i) new beneficial ownership reporting requirements; (ii) whistleblower and penalty enhancements; (iii) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports for purposes of combating illicit finance risks; and (iv) provisions emphasizing the importance of risk-based approaches to AML program requirements.
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
Moreover, given the increased focus on privacy and data security in the United States and internationally, laws and regulations related to the same are evolving. Multiple states and Congress are considering additional laws or regulations that could create or alter individual privacy rights and impose additional obligations on banks and related financial services companies in possession of or with access to personal data. For example, on December 18, 2020, the FDIC, along with the other federal financial regulatory agencies, announced a proposal that would require supervised banking organizations to promptly notify their primary federal regulator in the event of a computer security incident.
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
Current Expected Credit Loss (“CECL”) Treatment. In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Pursuant to an additional FASB accounting standard update, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” issued in November 2019, the effective date of CECL was delayed from January 2020 to January 2023 for certain entities, including smaller reporting companies like the Corporation.
On May 8, 2020, four federal banking agencies issued an interagency policy statement on the new CECL methodology. The policy statement harmonizes the agencies' policies on allowance for credit losses with the FASB’s new accounting standards. Specifically, the statement (i) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (ii) describes the appropriate CECL methodology, in light of Topic 326, for determining Allowances for Credit Losses (“ACLs”) on financial assets measured at amortized cost, net investments in leases, and certain off-balance sheet credit exposures; and (iii) describes how to estimate an ACL for an impaired available-for-sale debt security in line with Topic 326. The policy statement is effective at the time that each institution adopts the new standards required by the FASB.
Legislation and Regulation Addressing the COVID-19 Pandemic
The COVID-19 pandemic has created unprecedented health and economic uncertainty in the United States and internationally and has prompted federal, state, and local legislative and regulatory action designed to address the pandemic’s challenges. On March 22, 2020, the federal bank regulatory agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, which publicly encouraged regulated depository institutions to work with borrowers experiencing financial hardship due to COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a $2.2 trillion economic stimulus law, was enacted. The CARES Act and various regulations promulgated thereunder contain many provisions that impact financial institutions, including, among others, the following:
•Forbearance, Foreclosure, and Evictions. The CARES Act provides forbearance protections for borrowers with federally-backed one-to-four family mortgage loans and federally-backed multifamily mortgage loans experiencing financial hardship due to COVID-19, and eviction protections for tenants in multifamily properties that are taking advantage of forbearance protections. In addition, the CARES Act provides a prohibition on the initiation of foreclosure actions by servicers of federally-backed mortgage loans.
•Troubled Debt Restructurings. The CARES Act provides banks with relief from characterizing loan modifications related to the COVID-19 pandemic as “troubled debt restructurings”, including impairment accounting for such modifications.
•Paycheck Protection Program. The CARES Act also establishes the PPP, initially a $349 billion fund available in the form of Small Business Administration (“SBA”) 7(a) loans made by financial institutions to eligible borrowers. The SBA opened the PPP on April 3, 2020, and the initial available funds were exhausted as of April 16, 2020. PPP loans are federally-guaranteed carrying an annual interest rate of 1% and may be forgiven if borrowers meet certain statutorily mandated conditions relating to, for example, employee retention and permissible uses of loan proceeds. After the initial fund for PPP loans was exhausted, the program was extended multiple times until expiring on August 8, 2020. In January 2021, the SBA reopened PPP for eligible borrowers that did not receive a PPP loan during the initial PPP phase, as well as for a certain subset of borrowers who had received an initial PPP loan previously.
To further support the financing and liquidity necessitated by the various economic programs designed to alleviate the impact of COVID-19, the Federal Reserve, in cooperation with the Department of the Treasury, established several financing and liquidity facilities, including, for example, the Main Street Lending Program, the MMLF, and the PPPLF. In particular, the PPPLF is designed to provide an adequate liquidity source to financial institutions for purposes of funding PPP loans. The federal bank regulatory agencies issued multiple rules throughout 2020 that were designed to provide relief to financial institutions from any adverse regulatory capital or liquidity impacts resulting from the Federal Reserve’s liquidity facilities.
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
    At December 31, 2020, our allowance for loan and lease losses as a percentage of total loans and leases was 1.33% and as a percentage of total non-performing loans and leases was 107.15%. Although management believes the allowance for loan and lease losses is appropriate as of such date, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.
    A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
    At December 31, 2020 we had $1.4 billion of commercial real estate loans, which represented 63.2% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.
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
    Real estate construction and land development loans, subsets of commercial real estate loans, comprised approximately $141.0 million, or 6.6%, and $49.8 million, or 2.3%, of our gross loan and lease portfolio, respectively, as of December 31, 2020. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
    A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
    At December 31, 2020, approximately $732.3 million, or 34.1%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations, and financial condition.
    SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.
    SBA loans (excluding PPP loans), consisting of both commercial real estate and commercial loans, comprised approximately $46.2 million, or 2.1%, of our gross loan and lease portfolio as of December 31, 2020.

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
    Typically we sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. Whether or not we sell the guaranteed portion of an SBA loan, we retain credit risk on the non-guaranteed portion of the loan. We also have credit risk on the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation.
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
    At December 31, 2020, our non-performing loans and leases totaled $26.6 million, or 1.24% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $26.7 million, or 1.04% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.
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
In response to the outbreak and its economic consequences, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, this change in interest rates could have a negative impact on our net interest income and net interest margin, which could materially adversely affect our profitability.
The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.
The London Inter-bank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to Intercontinental Exchange Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014.
On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.
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
Operational Risks
Information security risks for financial institutions like us continue to increase in part because of new technologies, the increased use of the internet and telecommunications technologies (including mobile devices and cloud computing) to conduct financial and other business transactions, political activism, and the increased sophistication and activities of organized crime, terrorist, hackers, and perpetrators of fraud. A successful cyber-attack or other breach of our information systems could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation.
In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against our businesses and consumers. Because the methods of cyber-attacks change frequently or, in some cases, are not recognized until launch, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection. We also train employees, our business and consumer clients on fraud risks. We also face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding our clients and monetary transactions through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The additional cost to the Corporation of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, and insurance premium costs, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security.
Any successful cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or funds or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, result in monetary losses, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber-attack may also subject the Corporation to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation.
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
    Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, control, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations, and financial condition.
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
There have been a number of bank regulatory actions and legislative changes intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including mandates requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic and mandatory loan forbearance. In addition, the state and local governments of many states, including those in which we do business or in which our borrowers and loan collateral are located. have issued temporary bans on evictions and foreclosures. Under the new Presidential Administration, a number of these actions have been and could be extended or expanded.

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
    Our operations are heavily concentrated in South Central Wisconsin and, to a lesser extent, the Southeast and Northeast regions of Wisconsin and the greater Kansas City Metro and, as a result, our financial condition, results of operations, and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets, including, without limitation, adverse conditions resulting from the COVID-19 pandemic, could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
    Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
    Our strategic plan calls for above average performance by focusing on four key strategies – talent, efficiency, deposits, and optimizing business line performance. While we believe we have the management resources and internal systems in place to successfully execute our strategic plan, we cannot guarantee that opportunities will be available and that the strategic plan will be successful or effectively executed.
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
    As of December 31, 2020, the fair value of our securities portfolio was approximately $211.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.

    As of December 31, 2020, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2020, our annual impairment test conducted August 1, 2020 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of August 1, 2021. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
    Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our allowance for loan and lease losses and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The Corporation believes it will fully realize its deferred tax asset, and therefore, no valuation allowance was necessary as of December 31, 2020. This determination was based on the evaluation of several factors, including our recent earnings history, expected future earnings, and appropriate tax planning strategies. A decrease in earnings could adversely impact our ability to fully utilize our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.
    Competition from other financial institutions could adversely affect our profitability.
    We encounter heavy competition in attracting commercial loan, specialty finance, deposit, and private wealth management clients. We believe the principal factors that are used to attract quality clients and distinguish one financial institution from another include value-added relationships, interest rates and rates of return, types of accounts and product offerings, service fees, and quality of service.
    Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and financial technology (“FinTech”) companies. We also compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources and collective experience than we do. In addition, some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our primary markets. Furthermore, tax-exempt credit unions operate in our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for non-bank financial service providers to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved financial institutions through alternative methods. The wide acceptance of Internet-based and person-to-person commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Businesses and consumers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of financial institutions. The diminishing role of financial institutions as financial intermediaries has resulted, and could continue to result, in the loss of fee income, as well as the loss of client deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition, and results of operations.

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
    Our private wealth management services operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for services based on the market value of assets under management. Because most of our contracts provide for a fee based on market values of securities, declines in securities prices will generally have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our clients’ private wealth management services accounts could result in us losing private wealth management services clients, including those who are also banking clients, and negatively affect our earnings.
    Potential acquisitions may disrupt our business and dilute shareholder value.
    While we remain committed to organic growth, we also may consider additional acquisition opportunities involving complementary financial service organizations if the right situation were to arise. Various risks commonly associated with acquisitions include, among other things:
•Potential exposure to unknown or contingent liabilities of the target company.
•Exposure to potential asset quality issues of the target company.
•Potential disruption to our business.
•Potential diversion of our management’s time and attention.
•Possible loss of key employees and clients of the target company.
•Difficulty in estimating the value of the target company.
•Potential changes in banking or tax laws or regulations that may affect the target company.
•Difficulty in integrating operations, personnel, technologies, services, and products of acquired companies.
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
Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations. Of particular impact to the Corporation are the operations regulated by the SBA or the FDIC. Any failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and sell such loans in the secondary market, would materially adversely affect our business, results of operations, and financial condition.

In addition, many of our investment securities are issued by, and some of our loans are made to, the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition, and results of operations.
Regulatory, Compliance, Legal and Reputational Risks
    We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
    We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, expose us to legal penalties, financial forfeiture and material loss if we fail to act in accordance with bank laws and regulations, impose limitations on our business activities and compensation practices, limit the dividends or distributions that we can pay, restrict the ability to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our business, results of operations, and financial condition.
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
    We face a risk of noncompliance and enforcement action with the Bank Secrecy Act (“BSA”) and other anti-money laundering (“AML”) statutes and regulations.
    AML laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network (“FinCEN”), established by Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the FinCEN, Federal, and State regulators. Federal and state bank regulators also focus on compliance with AML laws.
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
•news reports relating to trends, concerns, and other issues in the financial services industry;
•perceptions in the marketplace regarding us or our competitors and other financial services companies;
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

General Risk Factors
Negative publicity could damage our reputation and adversely impact our business and financial results.
    Reputation risk, or the risk to our earnings and capital due to negative publicity, is inherent in our business. Negative publicity can result from our actual or alleged conduct in a number of activities, including lending practices, fraud, information security, management actions, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract clients, employees, and shareholders and can expose us to litigation and regulatory action, all of which could have a material adverse effect on our business, financial condition, and results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
    The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2020:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB - Madison Region and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full-service banking location of FBB - Southeast Region	2021
11300 Tomahawk Creek Pkwy, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2023
3913 West Prospect Avenue, Appleton, WI	Full-service banking location of FBB - Northeast Region	2025
    For the purpose of generating business development opportunities in our specialty finance and consulting businesses, as of December 31, 2020, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.
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

Item 4. Mine Safety Disclosures

    Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Holders
    The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 12, 2021, there were 374 registered shareholders of record of the Corporation’s common stock.
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
Issuer Purchases of Securities
    In August 2019, the Corporation completed a $5 million share repurchase program which was initiated in December 2018 and had a termination date of December 31, 2019. The Corporation repurchased 223,149 shares under the repurchase program at an average price of $22.36 per share. On September 20, 2019, the Corporation announced its Board approved a new share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million in aggregate value of its outstanding shares of common stock over a period of approximately twelve months, ending on September 30, 2020. The Corporation suspended this share repurchase program in March 2020 due to the uncertainty surrounding the COVID-19 pandemic. Prior to suspending the program, the Corporation had repurchased $3.5 million of the $5 million authorized in the Company’s common stock.
On January 28, 2021, the Board of Directors of the Corporation approved a new share repurchase program. The program authorizes the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending January 31, 2022.
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
    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2020 - October 31, 2020	—	$—	—
November 1, 2020 - November 30, 2020	1,863	19.57	—
December 1, 2020 - December 31, 2020	—	—	—
Total	1,863		—	268,817

(1)The shares in this column represent the shares surrendered to us to satisfy income tax withholding in connection with the vesting of restricted shares.
(2)As of January 28, 2021, the maximum number of shares that may yet be purchased under the plan is 268,817 based on the closing price of the Corporation’s common stock on January 28, 2021 of $18.60 per share.

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
    When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•Adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy, which may effect the Corporation’s credit quality, revenue, and business operations.
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

Overview
    We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through FBB and First Business Specialty Finance, LLC (“FBSF”), a wholly-owned subsidiary of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, consumer and other lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, SBA lending and servicing, treasury management services, and company retirement plans. Our private wealth services for executives and individuals include trust and estate administration, financial planning, investment management, and private banking. For other financial institutions, our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships within our commercial bank markets and skilled expertise within our nationwide specialty finance business lines, combined with the efficiency of centralized administrative functions, such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Long-Term Strategic Plan
    In early 2019, the Corporation finalized the development of its five year strategic plan and began the implementation of strategies and initiatives that will drive successful execution. The Corporation’s objective over this five year period is to excel by building the best team that works together to impact client success more than any other financial partner. To meet this objective, we identified four key strategies which are linked to corporate financial goals, all business lines, and centralized administration functions to ensure communication and execution are consistent at all levels of the Corporation. These four strategies are described below:
•We will identify, attract, develop, and retain a diverse, high performing team to positively impact the overall performance and efficiency of the Corporation.
•We will increase internal efficiencies, deliver a differentiated client experience, and drive client experience utilizing technology where possible.
•We will diversify and grow our deposit base.
•We will optimize our business lines for diversification and performance.
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
The full impact of COVID-19 remains uncertain. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak is having a significant adverse impact on certain industries the Corporation serves, including retail, restaurants and food services, hospitality, and entertainment. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s financial performance.
Despite these tremendous headwinds, in 2020 we remained focused on building and developing our diverse team, creating efficiencies, growing deposits, and optimizing business line performance. These efforts resulted in strong operating performance, highlighted by record top line revenue growth and record loan and deposit growth, excluding Paycheck Protection Program (“PPP”) loans. Our key profitability metrics of return on average equity and return on average assets were negatively impacted by elevated provision for loan and lease losses primarily due to the uncertainty surrounding the COVID-19 pandemic. However, we remain steadfast in the pursuit of our long-term goals and firmly believe our 2020 performance positions the Corporation well for strong and sustainable earnings growth in 2021 and beyond.

The following table below shows the Corporation’s performance for the years ended December 31, 2020 and 2019 in comparison to the key performance indicators included in the Corporation’s long-term strategic plan.

Key Performance Indicators	FYE 2019	FYE 2020	2023 Goal
Return on average equity (“ROAE”)	12.55%	8.64%	13.50%
Return on average assets (“ROAA”)	1.14%	0.70%	1.15%
Top line revenue growth (%)	9.1%	11.5%	≥ 10% per year
In-market deposits to total bank funding (%)	75.5%	74.8%	≥ 70%
Employee engagement (1)	82%	91%	≥ 80%
Client satisfaction (1)	93%	96%	≥ 90%

(1) Anonymous surveys conducted annually

Financial Performance Summary
Results as of and for the year ended December 31, 2020 include:
•Net income for the year ended December 31, 2020 was $17.0 million, decreasing 27.2% compared to $23.3 million for the year ended December 31, 2019.
•Diluted earnings per common share were $1.97 for the year ended December 31, 2020, decreasing 26.5% compared to $2.68 in the prior year.
•Return on average assets and return on average equity for the year ended December 31, 2020 were 0.70% and 8.64% respectively, compared to 1.14% and 12.55%, respectively, for 2019.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, for the year ended December 31, 2020 was $38.4 million, increasing 23.2% compared to $31.2 million for the year ended December 31, 2019. Pre-tax, pre-provision adjusted return on average assets for the year ended December 31, 2020 was 1.59%, compared to 1.52% for the year ended December 31, 2019.
•Net interest margin was 3.40% for the year ended December 31, 2020, declining 21 basis points from 3.61% for the year ended December 31, 2019. Adjusted net interest margin, which excludes certain one-time and discrete items, was 3.28% for the year ended December 31, 2020, declining five basis points from 3.33% for the year ended December 31, 2019.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $9.3 million for the year ended December 31, 2020, increasing 43.8% compared to $6.5 million for the year ended December 31, 2019. Loan fee amortization for the year ended December 31, 2020 includes PPP processing fee income of $5.3 million.
•Top line revenue, which consists of net interest income and non-interest income, grew 11.5% to $104.0 million for the year ended December 31, 2020, compared to $93.3 million for the same period in 2019.
•Provision for loan and lease losses was $16.8 million for the year ended December 31, 2020, compared to $2.1 million for the year ended December 31, 2019. Net charge-offs as a percentage of average loans and leases increased to 0.39% for the year ended December 31, 2020, compared to 0.18% for the year ended December 31, 2019.
•In January 2021, the Corporation received a recovery of approximately $2.0 million on a loan charged off in a prior year. While this recovery will have a positive impact on the Company’s provision for loan and lease losses in the first quarter of 2021, it is not necessarily indicative of a trend or a reflection of the Company’s ultimate provision for the first quarter.
•Non-interest income for the year ended December 31, 2020 totaled $26.9 million, or 25.9% of total revenue, compared to $23.4 million, or 25.1% of total revenue for the year ended December 31, 2019.
•Non-interest expense for the year ended December 31, 2020 was $68.9 million, increasing 3.3% compared to $66.7 million for the year ended December 31, 2019. Operating expense, which excludes certain one-time and discrete items, totaled $65.6 million for the year ended December 31, 2020, increasing 5.6% compared to $62.1 million for the year ended December 31, 2019.
•The efficiency ratio, which excludes certain one-time and discrete items, improved to 63.09% for the year ended December 31, 2020, down from 66.59% for the year ended December 31, 2019.
•Total assets at December 31, 2020 increased $471.1 million, or 22.5%, to $2.568 billion from $2.097 billion at December 31, 2019.
•Period-end gross loans and leases receivable at December 31, 2020 increased $431.3 million, or 25.2%, to $2.146 billion from $1.715 billion as of December 31, 2019. Average gross loans and leases of $2.011 billion increased $307.4 million, or 18.0% for the year ended December 31, 2020, compared to $1.704 billion for the same period in 2019.
•Period-end gross loans and leases receivable, excluding net PPP loans, at December 31, 2020 increased $206.0 million, or 12.01%, to $1.921 billion from $1.715 billion as of December 31, 2019. Average gross loans and leases, excluding net PPP loans, of $1.796 billion increased $92.3 million, or 5.4% for the year ended December 31, 2020, compared to $1.704 billion for the same period in 2019.
•PPP loans and PPP deferred processing fees were $228.9 million and $3.5 million, respectively, at December 31, 2020. Average PPP loans, net of deferred processing fees, were $215.0 million for the year ended December 31, 2020.
•Non-performing assets were $26.7 million and 1.04% of total assets as of December 31, 2020, compared to $23.5 million and 1.12% of total assets as of December 31, 2019. Non-performing assets to total assets, excluding net PPP loans was 1.14% as of December 31, 2020.
•The allowance for loan and lease losses as of December 31, 2020 increased $9.0 million, or 46.1%, to $28.5 million, compared to $19.5 million as of December 31, 2019. The allowance for loan and lease losses was 1.33% of total loans as of December 31, 2020, compared to 1.14% as of December 31, 2019. Excluding net PPP loans, the allowance for loan and lease losses increased to 1.48% of total loans as of December 31, 2020.
•Period-end in-market deposits at December 31, 2020 increased $304.1 million, or 22.1%, to $1.683 billion from $1.379 billion as of December 31, 2019. Average in-market deposits of $1.569 billion increased $297.4 million, or 23.4%, for the year ended December 31, 2020, compared to $1.271 billion for the same period in 2019.
•Trust assets under management and administration increased by $356.8 million, or 18.9%, to $2.249 billion at December 31, 2020 compared to $1.892 billion at December 31, 2019.
•On January 28, 2021, the Board of Directors of the Company adopted a new share repurchase program that authorizes the Company to repurchase up to $5 million of the Company’s common stock over a period of approximately twelve months, ending on January 31, 2022. The Company suspended its prior share repurchase program in March 2020 due to the uncertainty surrounding the COVID-19 pandemic. Under the previous plan, which was initiated in September 2019 and expired September 30, 2020, the Company had repurchased $3.5 million of the $5 million authorized in the Company’s common stock.
COVID-19 Update
As of December 31, 2020, the Corporation had $228.9 million in PPP loans outstanding and $3.5 million in deferred processing fees outstanding. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated when forgiven and repaid, as an adjustment of yield using the interest method. For the year ended December 31, 2020, the Corporation recognized $5.3 million in PPP fees, recording 60% of the $8.8 million in deferred Small Business Administration (“SBA”) processing fees for loans originated in 2020. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the gross PPP loans from the allowance for loan and lease losses calculation.
In January 2021, the Corporation began accepting applications for the SBA’s most recent phase of the PPP program, with an emphasis on supporting in-market businesses and non-profit organizations. As of February 1, 2021, the Corporation had processed and approved over 300 applications for the most recent phase of the PPP program for approximately $85.0 million.
Liquidity Sources
Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of December 31, 2020, the Corporation had the following sources of liquidity, including the Corporation’s ability to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”):

	As of
(in thousands)	December 31, 2020	December 31, 2019
Short-term investments	$27,371	$50,995
PPPLF availability	225,323	—
Collateral value of unencumbered loans (FHLB borrowing availability)	250,127	212,516
Market value of unencumbered securities (Fed Discount Window and FHLB borrowing availability)	137,357	174,661
Total sources of liquidity	$640,178	$438,172

In addition to the above primary sources of liquidity, as of December 31, 2020, the Corporation also had access to $53.5 million in federal funds lines with various correspondent banks and significant experience accessing the highly liquid brokered deposit market.
Capital Strength
The Corporation’s capital ratios continued to exceed the highest required regulatory benchmark levels.
•Total capital to risk-weighted assets at December 31, 2020 was 11.25%, tier 1 capital to risk-weighted assets was 8.96%, tier 1 leverage capital to adjusted average assets was 7.99%, and common equity tier 1 capital to risk-weighted assets was 8.53%. Tangible common equity to tangible assets was 7.60%. Excluding net PPP loans, tier 1 leverage capital to adjusted average assets and tangible common equity to tangible assets were 8.97% and 8.33%, respectively.
•As previously announced, during the fourth quarter of 2020, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.165 per share. The dividend was paid on November 12, 2020 to shareholders of record at the close of business on November 2, 2020. Measured against fourth quarter 2020 diluted earnings per share of $0.71, the dividend represents a 23.2% payout ratio. The Board of Directors routinely considers dividend declarations as part of its normal course of business.
•On January 29, 2021, the Corporation’s Board of Directors declared a quarterly cash dividend on its common stock of $0.18 per share. The quarterly dividend represents a 9% increase over the quarterly dividend declared in October 2020, and, based on fourth quarter 2020 earnings per share, a dividend payout ratio of 25.4%.
Deferral Requests
The Corporation provided loan modifications deferring payments up to six months to certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of December 31, 2020, the Corporation had deferred loans outstanding of $27.0 million, or 1.4% of gross loans and leases, excluding gross PPP loans, compared to $131.5 million, or 7.1% as of September 30, 2020 and $323.2 million, or 18.6% as of June 30, 2020. The following tables represent a breakdown of the deferred loan balances by industry segment and collateral type:

	As of
(Dollars in thousands)	December 31, 2020
		Collateral Type
Industries Description	Balance	Real Estate	Non Real Estate
Accommodation and Food Services	$12,229	$12,229	$—
Real Estate and Rental and Leasing	5,975	5,975	—
Manufacturing	3,398	—	3,398
Arts, Entertainment, and Recreation	3,095	1,051	2,044
Transportation and Warehousing	573	—	573
Construction	447	447	—
Professional, Scientific, and Technical Services	383		383
Other Services (except Public Administration)	367	212	155
Health Care and Social Assistance	205	—	205
Educational Services	195	195	—
Administrative and Support and Waste Management and Remediation Services	143		143
Total deferred loan balances	$27,010	$20,109	$6,901

    The following table is a further breakdown of the deferred loan balances by certain credit quality indicators. Please refer to Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for the risk category definitions.

	As of
	December 31, 2020
	Category
(Dollars in thousands)	I	II	III	IV	Total

Total deferred loan balances	$13,466	$13,448	$58	$38	$27,010
% of Total	49.9%	49.8%	0.2%	0.1%	100.0%

	As of
	September 30, 2020
	Category
(Dollars in thousands)	I	II	III	IV	Total

Total deferred loan balances	$69,984	$40,371	$20,045	$1,069	$131,469
% of Total	53.2%	30.7%	15.2%	0.8%	100.0%

Exposure to Stressed Industries
Certain industries have been and are expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	As of
(Dollars in thousands)	December 31, 2020		September 30, 2020		June 30, 2020
Industries:	Balance	% Gross Loans and Leases (1)	Balance	% Gross Loans and Leases (1)	Balance	% Gross Loans and Leases (1)
Retail (2)	$62,719	3.3%	$66,696	3.6%	$70,028	4.0%
Hospitality	80,832	4.2%	78,786	4.3%	73,502	4.2%
Entertainment	14,208	0.7%	16,323	0.9%	16,675	1.0%
Restaurants & Food Service	24,854	1.3%	26,728	1.4%	24,884	1.4%
Total outstanding exposure	$182,613	9.5%	$188,533	10.2%	$185,089	10.6%
(1)Excluding net PPP loans.
(2)Includes $48.9 million, $52.0 million, and $51.7 million in loans secured by commercial real estate as of December 31, 2020, September 30, 2020, and June 30, 2020, respectively.

As of December 31, 2020, the Corporation had no meaningful direct exposure to the energy sector, airline industry, or retail consumer, and does not participate in shared national credits.
Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the pandemic may ultimately affect the Corporation’s loan portfolio.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 11.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a $7.2 million, or 10.3%, increase in net interest income and a $3.5 million, or 15.0%, increase in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding, and loan fees collected in lieu of interest, while the increase in non-interest income was primarily a result of a $2.7 million increase in swap fees and a $1.4 million increase in gains on the sale of SBA loans. These favorable variances in top line revenue were partially offset by a reduction in net interest margin which decreased 21 basis points to 3.40% for the year ended December 31, 2020 compared to 3.61% in the prior year.
    The components of top line revenue were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$77,071	$69,856	$7,215	10.3%
Non-interest income	26,940	23,423	3,517	15.0
Top line revenue	$104,011	$93,279	$10,732	11.5
Return on Average Assets and Return on Average Equity
    Return on average assets (“ROAA”) was 0.70% for the year ended December 31, 2020 compared to 1.14% for the year ended December 31, 2019. The decrease in ROAA can be attributed principally to a $14.7 million increase in provision for loan and lease losses during the same time period. The increase in the provision for loan and lease losses for the year ended December 31, 2020 was primarily driven by $7.8 million of net charge-offs, a $6.4 million increase in general reserve related to the uncertainty of the economic conditions resulting from the COVID-19 pandemic, and a $2.3 million increase in the general reserve due to loan growth. Please refer to the Components of the Provision for Loan and Lease Losses included in the Provision for Loan and Lease Losses discussion below. The COVID-19 related credit headwind in 2020 was partially offset by record top line revenue. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    Return on average equity (“ROAE”) for the year ended December 31, 2020 was 8.64% compared to 12.55% for the year ended December 31, 2019. The primary reasons for the increase in ROAE are consistent with the net income variance explanations as discussed under Return on Average Assets above. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on foreclosed properties, amortization of other intangible assets, losses on early extinguishment of debt, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any. Pre-tax, pre-provision adjusted earnings is defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items.
    The efficiency ratio improved to 63.09% for the year ended December 31, 2020, compared to 66.59% for the year ended December 31, 2019. This improvement was the result of exceptional 2020 operating revenue attributable to above average fee income generated by the Corporation’s commercial loan interest rate swap program and SBA loan sales, as well as an increase in net interest income driven by an 18.0% increase in average loans and leases receivable and $2.8 million, or 43.8%, increase in fees in lieu of interest. The increase in fees in lieu of interest included $5.3 million in PPP fees. The increase in operating revenue was partially offset by a $3.8 million, or 9.1%, increase in compensation expense reflecting in part the Corporation’s continued investment in its growth strategy. Full-time equivalent employees (“FTE”) were 301 as of December 31, 2020, increasing by 13, or 4.5%, from 288 as of December 31, 2019. The period-end increase in FTEs as of

December 31, 2020 consisted of six net new production positions and seven net new support positions across multiple business lines. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth. These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets.
    We believe the efficiency ratio and pre-tax, pre-provision adjusted earnings allow investors and analysts to better assess the Corporation’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain non-recurring and other discrete items. The efficiency ratio and pre-tax, pre-provision adjusted earnings also allow management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROAE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio.

	For the Year Ended December 31,		Change From Prior Year
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$68,898	$66,695	$2,203	3.3%
Less:
Net loss on foreclosed properties	383	224	159	71.0
Amortization of other intangible assets	35	40	(5)	(12.5)
SBA recourse (benefit) provision	(278)	188	(466)	NM
Impairment of tax credit investments	2,395	4,094	(1,699)	(41.5)
Loss on early extinguishment of debt	744	—	744	NM
Total operating expense	$65,619	$62,149	$3,470	5.6
Net interest income	$77,071	$69,856	$7,215	10.3
Total non-interest income	26,940	23,423	3,517	15.0
Less:
Net loss on sale of securities	(4)	(46)	42	(91.3)
Adjusted non-interest income	26,944	23,469	3,475	14.8
Total operating revenue	$104,015	$93,325	$10,690	11.5
Efficiency ratio	63.09%	66.59%

Pre-tax, pre-provision adjusted earnings	$38,396	$31,176	$7,220	23.2
Average total assets	2,419,616	2,049,035	370,581	18.1
Pre-tax, pre-provision adjusted return on average assets	1.59%	1.52%
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

	For the Year Ended December 31,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,245,886	$51,188	4.11%	$1,142,201	$58,330	5.11%
Commercial and industrial loans(1)	701,328	35,487	5.06%	500,058	35,251	7.05%
Direct financing leases(1)	26,564	1,039	3.91%	30,462	1,276	4.19%
Consumer and other loans(1)	37,544	1,446	3.85%	31,250	1,372	4.39%
Total loans and leases receivable(1)	2,011,322	89,160	4.43%	1,703,971	96,229	5.65%
Mortgage-related securities(2)	173,084	3,548	2.05%	161,969	4,069	2.51%
Other investment securities(3)	31,809	639	2.01%	26,661	568	2.13%
FHLB stock	11,576	671	5.80%	7,398	357	4.83%
Short-term investments	37,314	161	0.43%	35,344	817	2.31%
Total interest-earning assets	2,265,105	94,179	4.16%	1,935,343	102,040	5.27%
Non-interest-earning assets	154,511			113,692
Total assets	$2,419,616			$2,049,035
Interest-bearing liabilities
Transaction accounts	$392,577	1,448	0.37%	$222,244	3,408	1.53%
Money market	651,402	2,842	0.44%	617,341	10,576	1.71%
Certificates of deposit	111,698	2,198	1.97%	156,048	3,852	2.47%
Wholesale deposits	142,591	2,434	1.71%	225,302	5,122	2.27%
Total interest-bearing deposits	1,298,268	8,922	0.69%	1,220,935	22,958	1.88%
FHLB advances	379,891	5,507	1.45%	286,464	6,219	2.17%
Federal reserve PPPLF	15,207	54	0.36%	—	—	—%
Other borrowings	24,472	1,509	6.17%	25,236	1,895	7.51%
Junior subordinated notes	10,054	1,116	11.10%	10,040	1,112	11.08%
Total interest-bearing liabilities	1,727,892	17,108	0.99%	1,542,675	32,184	2.09%
Non-interest-bearing demand deposit accounts	412,825			275,495
Other non-interest-bearing liabilities	82,337			45,047
Total liabilities	2,223,054			1,863,217
Stockholders’ equity	196,562			185,818
Total liabilities and stockholders’ equity	$2,419,616			$2,049,035
Net interest income		$77,071			$69,856
Net interest spread			3.17%			3.19%
Net interest-earning assets	$537,213			$392,668
Net interest margin			3.40%			3.61%
Average interest-earning assets to average interest-bearing liabilities	131.09%			125.45%
Return on average assets	0.70%			1.14%
Return on average equity	8.64%			12.55%
Average equity to average assets	8.12%			9.07%
Non-interest expense to average assets	2.85%			3.25%
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

    The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2020 compared to the year ended December 31, 2019. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2020 Compared to 2019
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(12,109)	$4,967	$(7,142)
Commercial and industrial loans(1)	(11,598)	11,834	236
Direct financing leases(1)	(81)	(156)	(237)
Consumer and other loans(1)	(181)	255	74
Total loans and leases receivable(1)	(23,969)	16,900	(7,069)
Mortgage-related securities(2)	(786)	265	(521)
Other investment securities	(34)	105	71
FHLB Stock	83	231	314
Short-term investments	(700)	44	(656)
Total net change in income on interest-earning assets	(25,406)	17,545	(7,861)
Interest-bearing liabilities
Transaction accounts	(3,575)	1,615	(1,960)
Money market	(8,288)	554	(7,734)
Certificates of deposit	(689)	(965)	(1,654)
Wholesale deposits	(1,087)	(1,601)	(2,688)
Total deposits	(13,639)	(397)	(14,036)
FHLB advances	(2,406)	1,694	(712)
Federal reserve PPPLF	—	54	54
Other borrowings	(330)	(56)	(386)
Junior subordinated notes	2	2	4
Total net change in expense on interest-bearing liabilities	(16,373)	1,297	(15,076)
Net change in net interest income	$(9,033)	$16,248	$7,215
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.

    Net interest income increased by $7.2 million, or 10.3%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase compared to the prior year was principally due to an increase in average loans and leases outstanding and loan fees collected in lieu of interest. Average gross loans and leases of $2.011 billion increased by $307.4 million, or 18.0% for the year ended December 31, 2020, compared to $1.704 billion for the same period in 2019, while loan fees collected in lieu of interest increased 43.8% to $9.3 million, compared to $6.5 million during the same period of comparison. These favorable variances were partially offset by net interest margin compression as the decline in rate across all interest-earning assets, in particular total loans and leases receivable, was greater than the decline in rate across all interest-bearing liabilities. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $2.2 million, or 3.5%. Excluding net PPP loans, average gross loans and leases for the year ended December 31, 2020 increased $92.3 million, or 5.4%, compared to the year ended December 31, 2019.
    The yield on average earning assets for the year ended December 31, 2020 was 4.16%, a decrease of 111 basis points compared to 5.27% for the year ended December 31, 2019. This decrease was principally due to the decrease in LIBOR and Prime rates and related impact on variable-rate loans, in addition to the renewal of fixed-rate loans and reinvestment of security cash flows at historically low interest rates. This decrease was partially offset by the increase in recurring loan fees collected in lieu of interest. Excluding the impact of loan fees in lieu of interest in both 2020 and 2019, the yield on average earning assets for the year ended December 31, 2020 was 3.75%, a decrease of 119 basis points compared to 4.94% for the year ended December 31, 2019.
    The yield on average loans and leases receivable for the year ended December 31, 2020 was 4.43%, a decrease of 122 basis points compared to 5.65% for the year ended December 31, 2019. The primary reasons for this decrease are consistent with the average interest-earning asset yield variance explanations discussed above. Excluding the impact of loan fees collected in lieu of interest in both 2020 and 2019, the yield on average loans and leases receivable for the year ended December 31, 2020 was 3.97%, a decrease of 130 basis points compared to 5.27% for the year ended December 31, 2019.
    The average rate paid on interest-bearing liabilities was 0.99% for the year ended December 31, 2020, a decrease of 110 basis points from 2.09% for the year ended December 31, 2019. The average rate paid declined as the Corporation decreased deposit rates in response to the Federal Open Market Committee’s (“FOMC”) decision to lower the target federal funds rate 225 basis points from July 2019 to March 2020. For the year ended December 31, 2020 compared to the year ended December 31, 2019, the average target federal funds rate decreased 174 basis points. In addition to the reduction in deposit rates, average wholesale deposits, which are typically longer duration and therefore a higher cost funding source than in-market deposits, decreased $82.7 million, or 36.7%.
    Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the year ended December 31, 2020 increased $93.4 million to $379.9 million at an average rate paid of 1.45%. As of December 31, 2020, the weighted average original maturity of our FHLB term advances was 5.5 years, compared to 5.4 years as of December 31, 2019. Average wholesale deposits, consisting of brokered certificates of deposit and deposits gathered from internet listing services, for the year ended December 31, 2020 decreased $82.7 million to $142.6 million at an average rate paid of 1.71%. As of December 31, 2020, the weighted average original maturity of our wholesale deposits was 4.1 years, compared to 5.3 years as of December 31, 2019. The rate paid on average wholesale funding is greater than the cost of in-market deposits and changes more gradually because the portfolio includes longer original maturities as the Corporation match-funds its longer-term fixed rate loans to mitigate interest rates risk.
    Net interest margin decreased 21 basis points to 3.40% for the year ended December 31, 2020, compared to 3.61% for the year ended December 31, 2019. Excluding fees collected in lieu of interest, PPP loan interest income, Federal Reserve interest income, and FHLB dividends net interest margin measured 3.28% for the year ended December 31, 2020, compared to 3.33% for the year ended December 31, 2019. The decrease was primarily due to the decrease in average yield on loans and leases receivable partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding.
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
    Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate. Further, we expect to attract new in-market deposit relationships which we believe will contribute to our ability to maintain an appropriate cost of funds. Period end in-market deposits - comprised of all transaction accounts, money market accounts, and non-wholesale deposits - increased $304.1 million, or 22.1%, to $1.683 billion at December 31, 2020, compared to $1.379 billion at December 31, 2019. Average in-market deposits increased $297.4 million, or 23.4%, to $1.569 billion for the year ended December 31, 2020, compared to $1.271 billion for the year ended December 31, 2019. This significant increase in deposits was due to successful business development efforts combined with excess liquidity resulting from our clients participation in the PPP.
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

The full impact of COVID-19 remains uncertain. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak is having a significant adverse impact on certain industries the Corporation serves, including retail, hospitality, entertainment, and restaurants and food services. Due to COVID-19 and the economic impact it could have on the Corporation’s loan portfolio, additional detail about certain exposure to stressed industries is included in the section titled COVID-19 Update, above.
Provision for loan and lease losses increased to $16.8 million for the year ended December 31, 2020 compared to $2.1 million for the year ended December 31, 2019. The increase in provision for loan and lease losses included $8.1 million in charge-offs, partially offset by the release of $5.2 million in related specific reserves. The 2020 charge-off activity was principally driven by a $3.3 million charge-off for a previously reserved legacy SBA loan in the restaurant industry and a $2.8 million charge-off for a previously reserved conventional loan in the hospitality industry. In addition, changes in the general reserve increased the provision for loan and lease losses $949,000 due to historical loss rate updates from net charge-off activity, $5.5 million due to qualitative factor changes related to the uncertainty of the economic conditions during the COVID-19 pandemic, and $2.3 million commensurate with an increase in loan and lease receivables.
The following table shows the components of the provision for loan and lease losses for the year ended December 31, 2020 compared to the year ended December 31, 2019.

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019
Change in general reserve due to subjective factor changes	$5,460	$(378)
Change in general reserve due to historical loss factor changes	949	(391)
Charge-offs	8,139	3,356
Recoveries	(332)	(366)
Change in specific reserves on impaired loans, net	316	(1,032)
Change due to loan growth, net	2,276	896
Total provision for loan and lease losses	$16,808	$2,085
The legacy on-balance sheet SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior, has been a source of elevated non-performing assets. Additional information on our legacy SBA portfolio is as follows:

	December 31, 2020	December 31, 2019
	(In Thousands)
Performing loans:
Off-balance sheet loans	$23,354	$35,029
On-balance sheet loans	11,117	19,697
Gross loans	34,471	54,726
Non-performing loans:
Off-balance sheet loans	1,931	7,290
On-balance sheet loans	7,435	12,037
Gross loans	9,366	19,327
Total loans:
Off-balance sheet loans	25,285	42,319
On-balance sheet loans	18,552	31,734
Gross loans	$43,837	$74,053
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
Non-Interest Income
    Non-interest income increased by $3.5 million, or 15.0%, to $26.9 million for the year ended December 31, 2020, from $23.4 million for the year ended December 31, 2019. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 25.9% of our total revenues in 2020 compared to 25.1% in 2019, exceeding our long-term goal of 25% for the second consecutive year.
    The increase in total non-interest income for the year ended December 31, 2020 primarily reflected record commercial loan interest rate swap fee income and a significant increase in gains on the sale of SBA loans, partially offset by a decrease in other non-interest income.
    The components of non-interest income were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$8,611	$8,197	$414	5.1%
Gain on sale of SBA loans	2,899	1,459	1,440	98.7
Service charges on deposits	3,415	3,104	311	10.0
Loan fees	1,826	1,767	59	3.3
Increase in cash surrender value of bank-owned life insurance	1,402	1,198	204	17.0
Net loss on sale of securities	(4)	(46)	42	(91.3)
Swap fees	6,860	4,165	2,695	64.7
Other non-interest income	1,931	3,579	(1,648)	(46.0)
Total non-interest income	$26,940	$23,423	$3,517	15.0
Fee income ratio(1)	25.9%	25.1%
(1)Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management services fee income increased by $414,000, or 5.1%, to a record $8.6 million for the year ended December 31, 2020 compared to $8.2 million for the year ended December 31, 2019. Private wealth management services fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. At December 31, 2020, our trust assets under management and administration were a record $2.249 billion, or 18.9% more than trust assets under management and administration of $1.892 billion at December 31, 2019. We expect to continue to increase our revenue from assets under management and administration as we deepen existing and grow new client relationships in our less mature commercial bank markets, but market volatility may also affect the actual change in revenue.
    Commercial loan swap fees increased by $2.7 million to $6.9 million for the year ended December 31, 2020 from $4.2 million for the year ended December 31, 2019. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $629.1 million as of December 31, 2020, compared to $326.9 million as of December 31, 2019. Interest rate swaps continue to be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.

Gain on sale of SBA loans for the year ended December 31, 2020 totaled $2.9 million, an increase of $1.4 million, or 98.7%, from the same period in 2019. Gross SBA loan commitments closed for the year ended December 31, 2020 totaled $42.5 million, compared to $24.4 million for the same period in 2019. Based on this recent activity, an enhanced business development team, and a growing pipeline of new business, management believes the annual gain on sale of SBA loans will continue to increase at a measured pace moving forward.
    Other non-interest income decreased by $1.6 million to $1.9 million for the year ended December 31, 2020, compared to $3.6 million for the year ended December 31, 2019. The prior year period included above average returns from the Corporation’s investments in mezzanine funds and gains recognized on end-of-term buyout agreements related to the Corporation’s equipment finance business line.
Non-Interest Expense
    Non-interest expense increased by $2.2 million, or 3.3%, to $68.9 million for the year ended December 31, 2020 from $66.7 million for the year ended December 31, 2019. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $3.5 million, or 5.6%, to $65.6 million for the year ended December 31, 2020 compared to $62.1 million for the year ended December 31, 2019. The increase in operating expense was primarily due to an increase in compensation, computer software expense, FDIC insurance, and collateral liquidation costs. These increases were partially offset by a decrease in marketing and other non-interest expense.
    The components of non-interest expense were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2020	2019	$ Change	% Change
	(Dollars in Thousands)
Compensation	$45,850	$42,021	$3,829	9.1%
Occupancy	2,252	2,293	(41)	(1.8)
Professional fees	3,530	3,703	(173)	(4.7)
Data processing	2,734	2,562	172	6.7
Marketing	1,580	2,221	(641)	(28.9)
Equipment	1,199	1,230	(31)	(2.5)
Computer software	3,900	3,414	486	14.2
FDIC insurance	1,238	641	597	93.1
Collateral liquidation costs	328	119	209	NM
Net loss on foreclosed properties	383	224	159	71.0
Impairment on tax credit investments	2,395	4,094	(1,699)	(41.5)
SBA recourse (benefit) provision	(278)	188	(466)	NM
Loss on early extinguishment of debt	744	—	744	NM
Other non-interest expense	3,043	3,985	(942)	(23.6)
Total non-interest expense	$68,898	$66,695	$2,203	3.3
Total operating expense(1)	$65,619	$62,149	$3,470	5.6
Full-time equivalent employees	301	288	13	4.5
NM = Not meaningful
(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation above.

    Compensation expense increased by $3.8 million, or 9.1%, to $45.9 million for the year ended December 31, 2020 from $42.0 million for the year ended December 31, 2019. The increase reflects new hires, annual merit increases, growth in employee benefit costs, and an increase in individual incentive compensation. Average full-time equivalent employees (“FTE”) were 301 for the three months ended December 31, 2020, increasing by 16, or 5.6%, from 285 for the three months ended December 31, 2019. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth.

These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets. We expect to continue investing in talent, both in the form of additional business development and operational staff, to support our long-term strategic plan.
    Computer software expense increased by $486,000, or 14.2%, to $3.9 million for the year ended December 31, 2020 from $3.4 million for the year ended December 31, 2019. The increase was principally due to investments in technology platforms to improve the client experience and continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
FDIC insurance expense increased $597,000, or 93.1%, to $1.2 million for the year ended December 31, 2020 from $641,000 for the year ended December 31, 2019. FDIC insurance expense for the year ended December 31, 2019 benefited from a reduction in FDIC insurance expense as the Deposit Insurance Fund (“DIF”) reached 1.38%, exceeding the statutorily required minimum ratio of 1.35% and requiring the FDIC to distribute assessment credits to small banks for their portion of their assessments that contributed to the growth in the reserve ratio. The Corporation received a credit of $458,000 during the year ended December 31, 2019. Management expects FDIC insurance expense to increase commensurate with asset growth going forward.
Collateral liquidation costs for the year ended December 31, 2020 were $328,000 compared to $119,000 for the year ended December 31, 2019. The increase primarily reflects our special assets team’s continued efforts to exit impaired legacy SBA loans.
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
Marketing expense decreased by $641,000, or 28.9%, to $1.6 million for the year ended December 31, 2020 from $2.2 million for the year ended December 31, 2019. During 2020, the Corporation’s adherence to COVID-19 restrictions resulted in a reduction in marketing expenses, such as meals and entertainment, and advertisement expense.
Other non-interest expense decreased by $942,000, or 23.6%, to $3.0 million for the year ended December 31, 2020 from $4.0 million for the year ended December 31, 2019. The decrease was principally due to a decrease in general business-related expenses due to the Corporation’s adherence to COVID-19 restrictions. In addition, the prior year included a one-time right-of-use impairment of $299,000 from vacating and subleasing unused office space in our Kansas City market. The decline in other non-interest expense was partially offset by a $461,000 credit valuation adjustment (“CVA”) related to the commercial loan interest rate swap program. The CVA represents a change in the market value of the Company’s commercial loan interest rate swaps to estimate potential borrower credit risk within the portfolio. The CVA can vary from period to period based on the size of the portfolio, credit metrics, and the interest rate environment in any given quarter. There was no CVA for the year ended December 31, 2019.
Impairment on tax credit investments decreased $1.7 million, or 41.5%, to $2.4 million for the year ended December 31, 2020, compared to $4.1 million for the year ended December 31, 2019. The impairment on tax credit investments is related to historic rehabilitation tax credits and new market tax credits that are more than offset by a reduction to income tax expense, which, including the aforementioned gain on state tax credits, results in a net benefit to earnings. The Corporation recognized $1.9 million of impairment associated with the recognition of $2.8 million in federal historic tax credits in 2020, compared to $3.6 million of impairment associated with the recognition of $5.2 million in federal historic tax credits in 2019.
    SBA recourse provision for the year ended December 31, 2020 was a benefit of $278,000 compared to expense of $188,000 for the year ended December 31, 2019. The total recourse reserve balance was $723,000, or 0.9% of total sold SBA loans outstanding, at December 31, 2020, compared to $1.3 million, or 1.8% of total sold SBA loans outstanding, at December 31, 2019. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should continue to diminish over time as the outstanding balance of sold legacy SBA loans continues to decline.

Income Taxes
    Income tax expense was $1.3 million for the year ended December 31, 2020, compared to $1.2 million for the year ended December 31, 2019. The Corporation recognized federal historic tax credits in both 2020 and 2019, which reduced income tax expense by $2.8 million and $5.2 million, respectively. The effective tax rate for the year ended December 31, 2020 was 7.2% compared to 4.8% for the year ended December 31, 2019. The effective tax rate, excluding tax credits and other discrete items, for the year ended December 31, 2020 was 19.5% compared to 22.1% for the year ended December 31, 2019.

FINANCIAL CONDITION
General
    At December 31, 2020 total assets were $2.568 billion, representing an increase of $471.1 million, or 22.5%, from $2.097 billion at December 31, 2019. The increase in total assets was primarily driven by an increase in loans and leases receivable, other assets, and securities available-for-sale, partially offset by a decrease in short-term investments. The increase in loans and leases receivable was principally due to the Corporation’s participation in the PPP program and an increase in commercial real estate loans. As of December 31, 2020, the Corporation had $228.9 million in PPP loans outstanding and $3.5 million in deferred processing fees outstanding.
Short-term investments
    Short-term investments decreased by $23.6 million to $27.4 million at December 31, 2020 from $51.0 million at December 31, 2019. Short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”) and commercial paper. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance sheet liquidity program. As of December 31, 2020 and 2019, interest-bearing deposits held at the FRB were $26.7 million and $44.4 million, respectively. Although the majority of short-term investments consist of deposits with the FRB, we also make investments in commercial paper. As of December 31, 2020, we did not hold any commercial paper, compared to a total of $5.9 million as of  December 31, 2019. Due to current economic conditions, we decided to temporarily exit this short-term investment. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to be in a position to benefit from an anticipated change in the yield curve level and shape. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $4.5 million to $210.3 million at December 31, 2020 from $205.8 million at December 31, 2019. As of December 31, 2020 and 2019, our total securities portfolio had a weighted average estimated maturity of approximately 5.0 years and 4.4 years, respectively. The investment portfolio primarily consists of mortgage-backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investment securities to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage-backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the securities we hold are guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
    The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2020, we recognized unrealized holding gains of $3.5 million before income taxes through other comprehensive income. These gains were the result of a decrease in interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2020. We sold approximately $839,000 of securities during the year ended December 31, 2020 to proactively manage our securities portfolio and meet our long-term investment objectives. As of December 31, 2020 no securities were classified as trading securities. At December 31, 2020, $73.7 million of our securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
    The tables below set forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,699	$22,629	$23,616	$23,758
Municipal securities	24,067	24,779	160	160
Residential mortgage-backed securities - government issued	9,894	10,403	16,119	16,348
Residential mortgage-backed securities - government-sponsored enterprises	102,843	105,006	111,561	112,002
Commercial mortgage-backed securities - government issued	5,289	5,464	6,705	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	12,584	13,365	11,953	11,967
Other securities	2,205	2,279	2,205	2,235
	$179,581	$183,925	$172,319	$173,133

	As of December 31,
	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$17,106	$17,508	$19,727	$20,054
Residential mortgage-backed securities - government issued	3,564	3,676	5,776	5,786
Residential mortgage-backed securities - government-sponsored issued	3,693	3,856	5,183	5,211
Commercial mortgage-backed securities - government-sponsored enterprises	2,011	2,293	2,014	2,137
	$26,374	$27,333	$32,700	$33,188
    U.S. government agency securities - government-sponsored enterprises represent securities issued by FNMA and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities -

government issued represent securities guaranteed by GNMA. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by FHLMC, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2020, no issuer's securities exceeded 10% of our total stockholders' equity.
    The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2020, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	—%	$995	0.56%	$5,592	0.93%	$16,042	0.81%	$22,629
Municipal securities	—	—	2,214	1.05	7,083	1.43	15,482	1.81	24,779
Residential mortgage-backed securities - government issued	—	—	—	—	2,920	2.97	7,483	2.84	10,403
Residential mortgage-backed securities - government-sponsored enterprises	—	—	1,547	2.35	17,092	2.60	86,367	1.88	105,006
Commercial mortgage-backed securities - government issued	—	—	—	—	—	—	5,464	2.31	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	2,093	2.40	6,955	2.28	4,317	1.78	13,365
Other securities	—	—	2,279	2.38	—	—	—	—	2,279
	$—		$9,128		$39,642		$135,155		$183,925

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	2,299	2.01	12,110	2.13	2,697	2.54	—	—	17,106
Residential mortgage-backed securities - government issued	—	—	—	—	2,086	1.97	1,478	2.21	3,564
Residential mortgage-backed securities - government-sponsored enterprises	—	—	—	—	2,629	1.67	1,064	3.26	3,693
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	—	—	2,011	3.25	—	—	2,011
	$2,299		$12,110		$9,423		$2,542		$26,374
Derivative Activities
    The Bank’s investment policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps with prior approval from the Board. The Bank utilizes, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2020 and 2019, the Bank did not hold any derivative instruments that were designated as fair value hedges. The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments (“CVA”) to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of December 31, 2020, the CVA reflecting the non-performance risk of the borrower was $461,000. There was no CVA as of December 31, 2019.
    As of December 31, 2020, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $629.1 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between March 2021 and December 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $49.4 million, included in accrued interest receivable and other assets, and as a derivative liability of $58,000, included in accrued interest payable and other liabilities. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between March 2021 and December 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet as a net derivative liability of $49.3 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $49.4 million and a gross derivative asset of $58,000.
    The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of December 31, 2020, the aggregate notional value of interest rate swaps designated as cash flow hedges was $114.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $3.0 million was recognized in other comprehensive income for the year ended December 31, 2020 and there was no ineffective portion of these hedges.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $422.3 million, or 24.9%, to $2.117 billion at December 31, 2020 from $1.695 billion at December 31, 2019. Excluding net PPP loans, loans and leases receivable, net of allowance for loan and lease losses, increased by $197.0 million, or 11.62%, to $1.892 billion at December 31, 2020 from $1.695 billion at December 31, 2019. Multifamily, commercial real estate non-owner occupied, and construction loans were the largest contributors to CRE loan growth as of December 31, 2020, increasing $94.2 million, $47.9 million, and $32.0 million, respectively, from December 31, 2019.
    There continues to be a concentration in CRE loans which represented 70.6% and 67.3% of our total loans, excluding net PPP loans, as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, approximately 18.7% of the CRE loans were owner-occupied CRE, compared to 19.6% as of December 31, 2019. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property. Management has elevated its underwriting standards during the COVID-19 pandemic to ensure business owners and guarantors have robust liquidity, operating performance, and collateral positions. Even with these higher standards, the Corporation has been able to grow loans and deepen banking relationships.
    Our C&I portfolio increased $228.9 million, or 45.5%, to $732.3 million at December 31, 2020 from $503.4 million at December 31, 2019. Excluding net PPP loans, C&I loans increased $3.6 million to $507.0 million from $503.4 million at December 31, 2019. C&I growth in 2020 was impacted by the COVID-19 pandemic and related government stimulus, which reduced the line of credit usage we typically see from our existing C&I clients, specifically our asset-based and accounts receivable clients. C&I lines of credit usage decreased $41.7 million, or 14.7%, to $241.2 million at December 31, 2020 from $282.9 million at December 31, 2019. Some of our specialty finance products have historically experienced counter cyclical growth, growing during times of economic stress and uncertainty. While the Corporation did not experience asset-based loan growth in 2020, management expects asset-based loans and accounts receivable financing volume to increase in 2021. We will continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
    Underwriting of new credit is primarily through approval from a serial sign-off or committee process and is a key component of our operating philosophy. Business development officers have no individual lending authority limits, and thus, a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit, or the related complexities of each proposal. In addition, we make every reasonable effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.
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
    The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2020		2019
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$253,882	11.8%	$226,614	13.2%
Commercial real estate — non-owner occupied	564,532	26.3	516,652	30.1
Land development	49,839	2.3	51,097	3.0
Construction	141,043	6.6	109,057	6.4
Multi-family	311,556	14.5	217,322	12.7
1-4 family	38,284	1.8	33,359	1.9
Total commercial real estate	1,359,136	63.2	1,154,101	67.3
Commercial and industrial	732,318	34.0	503,402	29.4
Direct financing leases, net	22,331	1.1	28,092	1.6
Consumer and other:
Home equity and second mortgage	7,833	0.4	7,006	0.4
Other	28,897	1.3	22,664	1.3
Total consumer and other	36,730	1.7	29,670	1.7
Total gross loans and leases receivable	2,150,515	100.0%	1,715,265	100.0%
Less:
Allowance for loan and lease losses	28,521		19,520
Deferred loan fees	4,545		630
Loans and leases receivable, net	$2,117,449		$1,695,115

The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year and have fixed or adjustable interest rates, as of December 31, 2020.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$15,636	$156,761	$81,485	$253,882	$162,297	$75,949
Non-owner occupied	79,087	258,400	227,045	564,532	281,909	203,536
Land development	24,190	23,748	1,901	49,839	10,489	15,160
Construction	17,898	3,862	119,283	141,043	28,620	94,525
Multi-family	16,131	96,283	199,142	311,556	84,731	210,694
1-4 family	7,433	29,080	1,771	38,284	30,421	430
Commercial and industrial	176,156	489,455	66,707	732,318	430,810	125,352
Direct financing leases	1,931	17,639	2,761	22,331	20,400	—
Consumer and other	7,577	25,994	3,159	36,730	22,693	6,460
	$346,039	$1,101,222	$703,254	$2,150,515	$1,072,370	$732,106

    Commercial Real Estate. The Bank originates owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of three to 10 years and amortizations of up to 30 years on existing commercial real estate. The Bank also originates loans to construct commercial properties and complete land development projects. The Bank’s construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant.
    The repayment of commercial real estate loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability. Of the $1.359 billion of commercial real estate loans outstanding as of December 31, 2020, $28.7 million were originated by our asset-based lending subsidiary.
    Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $732.3 million of C&I loans outstanding as of December 31, 2020, $290.3 million were conventional C&I loans, $228.9 million were PPP loans, $85.8 million were asset-based loans, $73.1 million were equipment finance loans, $37.2 million were purchased accounts receivable, and $17.1 million were floorplan loans. The asset-based loans, including accounts receivable purchased on a full recourse basis, are typically secured by the borrower’s accounts receivable and inventory. These loans generally have higher interest rates and non-origination fees collected in lieu of interest and the collateral supporting the credit is closely monitored. Additionally, asset-based borrowers are usually highly-leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses.

    SBA Lending. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing. As an SBA Preferred Lender, our loans (excluding PPP loans) fall into three categories: loans originated under the SBA’s 7(a) term loan program; loans originated under the SBA’s 504 program; and SBA Express loans and lines of credit. The majority of our SBA loans are originated under the 7(a) term loan program. Historically we have sold the guaranteed portions of our SBA 7(a) loans in the secondary market and retained the non-guaranteed portions. SBA lending is a significant part of our strategic business plan. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements. As of December 31, 2020, the on-balance sheet portion of SBA loans, excluding PPP loans, that were included in the commercial and industrial loan portfolio was $33.2 million, commercial real estate loan portfolio was $12.6 million, and consumer and other was $451,000.
    Direct Financing Leases. Direct financing leases initiated through FBSF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBSF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. As of December 31, 2020, the Bank had $22.3 million in net direct financing receivables outstanding.
    FBSF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in a level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination and was estimated to be $5.4 million as of December 31, 2020. In estimating the equipment’s fair value, FBSF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, when available, valuations by independent appraisers, adjusted for known trends.
    Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, first and second mortgages, and other personal loans for professional and executive clients of the Bank.

Asset Quality
    Non-accrual loans and leases increased $6.0 million, or 29.1%, to $26.6 million at December 31, 2020 compared to $20.6 million at December 31, 2019.
    Our total impaired assets consisted of the following:

	As of December 31,
	2020	2019
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$5,429	$4,032
Commercial real estate – non-owner occupied	3,783	—
Land development	890	1,526
Construction	—	—
Multi-family	—	—
1-4 family	250	333
Total non-accrual commercial real estate	10,352	5,891
Commercial and industrial	16,155	14,575
Direct financing leases, net	49	—
Consumer and other:
Home equity and second mortgage	40	—
Other	21	147
Total non-accrual consumer and other loans	61	147
Total non-accrual loans and leases	26,617	20,613
Foreclosed properties, net	34	2,919
Total non-performing assets	26,651	23,532
Performing troubled debt restructurings	46	140
Total impaired assets	$26,697	$23,672
Total non-accrual loans and leases to gross loans and leases	1.24%	1.20%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.24%	1.37%
Total non-performing assets to total assets	1.04%	1.12%
Allowance for loan and lease losses to gross loans and leases	1.33%	1.14%
Allowance for loan and lease losses to non-accrual loans and leases	107.15%	94.70%
    As of December 31, 2020 and 2019, $6.5 million and $15.6 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $26.7 million, or 1.04% of total assets, as of December 31, 2020, an increase in non-performing assets of $3.1 million, or 13.3%, from December 31, 2019. Impaired loans and leases as of December 31, 2020 and 2019 also included $46,000 and $140,000, respectively, of loans that are performing troubled debt restructurings, which are considered impaired due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.

The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	As of December 31,
	2020	2019
	(In Thousands)
Total non-accrual loans and leases to gross loans and leases	1.38%	1.20%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	1.38	1.37
Total non-performing assets to total assets	1.14	1.12
Allowance for loan and lease losses to gross loans and leases	1.48	1.14
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 1.04% at December 31, 2020 from 1.12% at December 31, 2019. As of December 31, 2020, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.0% of the total portfolio was in a current payment status, compared to 99.1% as of December 31, 2019. We also monitor asset quality through our established categories as defined in Note 5 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    In 2020, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
    Additional information about impaired loans is as follows:

	As of December 31,
	2020	2019
	(In Thousands)
Impaired loans and leases with no impairment reserves	$18,966	$7,312
Impaired loans and leases with impairment reserves required	7,697	13,441
Total impaired loans and leases	26,663	20,753
Less: Impairment reserve (included in allowance for loan and lease losses)	3,681	3,365
Net impaired loans and leases	$22,982	$17,388
Average impaired loans and leases	$27,703	$24,090

	For the years ended December 31,
	2020	2019
	(In Thousands)
Interest income attributable to impaired loans and leases	$2,794	$2,693
Less: Interest income recognized on impaired loans and leases	636	793
Net foregone interest income on impaired loans and leases	$2,158	$1,900
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

Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2020. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future, which may require additional charge-offs or specific reserves to be recorded.
    Foreclosed properties are recorded at fair value of the underlying property, less costs to sell. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference is charged to the allowance for loan and lease losses prior to the transfer to foreclosed property. The fair value is based on an appraisal, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or a verifiable offer to purchase. After foreclosure, valuation allowances or future write-downs to net realizable value are charged directly to non-interest expense. Foreclosed properties of $34,000 were outstanding as of December 31, 2020, compared to $2.9 million as of December 31, 2019. We recorded impairment losses of approximately $363,000 and $224,000 for the years ended December 31, 2020 and 2019, respectively. We recorded a net loss of $20,000 on the sale of existing foreclosed properties for the year ended December 31, 2020, compared to no sales of existing foreclosed property for the year ended December 31, 2019. We continue to evaluate possible exit strategies on our impaired loans when foreclosure action may be probable and our level of foreclosed assets may increase in the future. Loans are transferred to foreclosed properties when we claim ownership rights to the properties.
    A summary of foreclosed properties activity is as follows:

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Balance at the beginning of the period	$2,919	$2,547
Transfer of loans to foreclosed properties, at fair value	80	596
Impairment adjustments	(363)	(224)
Net book value of properties sold	(2,602)	—
Balance at the end of the period	$34	$2,919

Allowance for Loan and Lease Losses
     The allowance for loan and lease losses increased $9.0 million, or 46.1%, to $28.5 million as of December 31, 2020 from $19.5 million as of December 31, 2019. The allowance for loan and lease losses as a percentage of gross loans and leases also increased to 1.33% as of December 31, 2020 from 1.14% as of December 31, 2019. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.48% as of December 31, 2020. The increase in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by COVID-19 and the economic impact it is having on the Corporation’s loan portfolio. For year ended December 31, 2020, the increase in the allowance for loan and lease losses was in large part due to an increase in several qualitative factors after careful evaluation by management. Most notably, a $5.5 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management. Additionally, the general reserve increased $2.3 million commensurate with loan growth, and $949,000 due to historical loss rate updates to include current year net charge-off activity.
During the year ended December 31, 2020, we recorded net charge-offs on impaired loans and leases of approximately $7.8 million, which included $8.1 million of charge-offs and $332,000 of recoveries. During the year ended December 31, 2019, we recorded net charge-offs on impaired loans and leases of approximately $3.0 million, which included $3.4 million of charge-offs and $366,000 of recoveries. The 2020 charge-off activity was principally driven by a $3.3 million charge-off for a previously reserved legacy SBA loan in the restaurant industry and a $2.8 million charge-off for a previously reserved conventional loan in the hospitality industry.
As of December 31, 2020 and 2019, our allowance for loan and lease losses to total non-accrual loans and leases was 107.15% and 94.70%, respectively. This ratio increased primarily due to the increase in allowance for loan and lease losses discussed above. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2020.
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
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of December 31, 2020 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have been stable or improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $28.5 million, or 1.33% of gross loans and leases, at December 31, 2020. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Allowance at beginning of period	$19,520	$20,425
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(3,339)	—
Commercial real estate — non-owner occupied	(2,780)	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(1,951)	(3,347)
Direct financing leases	(56)	—
Consumer and other
Home equity and second mortgage	—	(2)
Other	(13)	(7)
Total charge-offs	(8,139)	(3,356)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	1	2
Commercial real estate — non-owner occupied	3	73
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	325	262
Direct financing leases	—	—
Consumer and other
Home equity and second mortgage	1	26
Other	2	3
Total recoveries	332	366
Net charge-offs	(7,807)	(2,990)
Provision for loan and lease losses	16,808	2,085
Allowance at end of period	$28,521	$19,520
Net charge-offs as a percent of average gross loans and leases	0.39%	0.18%
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

	As of December 31,
	2020		2019
	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease segments:
Commercial real estate	$17,157	1.26%	$10,852	0.94%
Commercial and industrial	10,593	1.40	8,078	1.52
Consumer and other	771	2.10	590	1.99
Total allowance for loan and lease losses	$28,521	1.33%	$19,520	1.14%
(a)Allowance for loan losses category as a percentage of total loans by category.
    Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions, and other factors as of December 31, 2020, there can be no assurance that future adjustments to the allowance will not be necessary.
The following tables illustrate ending balances of the Corporation’s gross loan and lease receivable portfolio, segregated by Commercial Real Estate and All Other Loans, and considering certain credit quality indicators. Refer to Note 5 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for risk category definitions.

	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total commercial real estate	$1,083,054	$177,296	$88,388	$10,398	$1,359,136
All other loans	674,850	28,602	71,662	16,265	791,379
Total gross loans and leases receivable	$1,757,904	$205,898	$160,050	$26,663	$2,150,515
Category as a % of total portfolio	81.75%	9.57%	7.44%	1.24%	100.00%

	December 31, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total commercial real estate	$1,040,674	$87,833	$19,563	$6,031	$1,154,101
All other loans	448,445	35,665	62,332	14,722	561,164
Total gross loans and leases receivable	$1,489,119	$123,498	$81,895	$20,753	$1,715,265
Category as a % of total portfolio	86.82%	7.20%	4.77%	1.21%	100.00%
Management’s ongoing review and grading of the loan and lease portfolio during the COVID-19 pandemic resulted in an increase of $82.4 million in Category II and $78.2 million increase in Category III loans from December 31, 2019, primarily due to migration of our commercial real estate portfolio. The commercial real estate loans are to borrowers operating within certain industries which have been and are expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as retail, hospitality, entertainment, and restaurants and food service. In general, our commercial real estate loans within these stressed industries are well-collateralized and include strong project sponsors. As a result of this process, we have concluded an appropriate allowance for loan and lease losses for the commercial real estate loan segment was $17.2 million, or 1.26% of total commercial real estate loans, at December 31, 2020, up from $10.9 million, or 0.94% of total commercial real estate loans, at December 31, 2019. Although we believe the allowance for loan and lease losses related to the commercial real estate portfolio was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions, and other factors as of December 31, 2020, there can be no assurance that future adjustments to the allowance will not be necessary.

Deposits
    As of December 31, 2020, deposits increased by $325.1 million to $1.856 billion from $1.530 billion at December 31, 2019. The increase in deposits was primarily due to an increase in transaction accounts, partially offset by a decrease in money market accounts and certificates of deposit. Transaction accounts increased $409.3 million to $976.8 million at December 31, 2020 from $567.5 million at December 31, 2019. Money market accounts decreased $32.9 million to $641.5 million at December 31, 2020 from $674.4 million at December 31, 2019. Transaction account balances increased primarily due to the influx of PPP loan proceeds and successful business development efforts. Management attributes the transition from money market accounts to reciprocal transaction accounts with full FDIC insurance to our clients’ preferences for liquidity and safety and soundness amid the economic uncertainty created by the COVID-19 pandemic. Certificates of deposit decreased $72.3 million to $64.7 million at December 31, 2020 from $137.0 million at December 31, 2019 as client preferences shifted away from term deposits due to the low interest rate environment. The decrease in certificates of deposit was partially offset by a $21.0 million increase in wholesale deposits, mainly due to adding non-maturity reciprocal deposits at a favorable rate compared to alternative funding sources. Excluding these deposits, wholesale deposits decreased as the existing portfolio runoff was replaced by in-market deposits and lower cost FHLB advances to match-fund long-term fixed rate loans and fund loan growth. Our strategic efforts remain focused on adding in-market deposit relationships. Successful deposit campaigns supporting our private wealth management strategy complemented our traditional strength in commercial banking and treasury management, contributing to substantial in-market deposit growth during 2020.
    The following table presents the composition of the Bank’s consolidated deposits.

	As of December 31,
	2020		2019
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$472,818	25.4%	$293,573	19.2%
Interest-bearing transaction accounts	503,992	27.2	273,909	17.9
Money market accounts	641,504	34.6	674,409	44.1
Certificates of deposit	64,694	3.5	137,012	8.9
Wholesale deposits	172,508	9.3	151,476	9.9
Total deposits	1,855,516	100.0%	1,530,379	100.0%
    Deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to service and maintain existing and new client relationships. Deposits continue to be the primary source of the Bank’s funding for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts, and certificates of deposit. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors, and the interest rates charged on other sources of funds, among other factors. Our Bank’s in-market deposits are obtained primarily from the South Central, Northeast and Southeast regions of Wisconsin and the greater Kansas City Metro.
    We measure the success of in-market deposit gathering efforts based on the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Average in-market deposits for the year ended December 31, 2020 were approximately $1.569 billion, or 74.47% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances, Federal Reserve Discount Window advances, and Federal Reserve PPPLF advances. This compares to average in-market deposits of $1.271 billion, or 71.30% of total bank funding, for 2019. Refer to Note 10 - Deposits in the Consolidated Financial Statements for additional information regarding our deposit composition.

    The following table sets forth the amount and maturities of the Bank’s certificates of deposit and term wholesale deposits at December 31, 2020.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$9,271	$4,383	$13,663	$1,750	$29,067
1.00% to 1.99%	17,552	8,098	4,066	4,024	33,740
2.00% to 2.99%	3,102	13,809	579	4,155	21,645
3.00% to 3.99%	7,513	—	19,686	551	27,750
	$37,438	$26,290	$37,994	$10,480	$112,202
    At December 31, 2020, time deposits included $28.7 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $17.2 million are scheduled to mature in three months or less, $2.8 million in greater than three through six months, $6.8 million in greater than six through twelve months and $1.9 million in greater than twelve months.
    Of the total time deposits outstanding as of December 31, 2020, $101.7 million are scheduled to mature in 2021, $6.2 million in 2022, $1.2 million in 2023, $263,000 in 2024, $1.7 million in 2025 and $1.0 million thereafter. As of December 31, 2020, we have no wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity.

Borrowings
    We had total borrowings of $429.2 million as of December 31, 2020, an increase of $99.8 million, or 30.3%, from $329.4 million at December 31, 2019. The primary reason for the increase in borrowings was due to an increase in FHLB advances. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace the majority of our maturing brokered certificates of deposit with FHLB advances at lower rates, as needed, to match-fund fixed rate loans and mitigate interest rate risk. Total bank funding is defined as total deposits plus FHLB advances, Federal Reserve Discount Window advances, and Federal Reserve PPPLF advances. During the second quarter of 2020, management tested the availability of the Federal Reserve PPPLF due to the uncertainty of when PPP loans would be required to close and fund and obtained a $29.6 million PPPLF advance. As of December 31, 2020, the Corporation had no PPPLF advances outstanding.
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

	December 31, 2020			December 31, 2019
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$71	0.69%	$—	$59	2.45%
Federal Reserve PPPLF	—	15,207	0.35	—	—	—
FHLB advances	394,500	379,891	1.45	295,000	286,464	2.17
Other borrowings	920	676	12.60	675	675	8.11
Subordinated notes payable(1)	23,747	23,725	5.95	23,707	24,502	7.45
Junior subordinated notes	10,062	10,054	11.09	10,047	10,040	11.08
	$429,229	$429,624	1.91	$329,429	$321,740	2.87
(1)Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.
A summary of annual maturities of borrowings at December 31, 2020 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$210,000
2022	29,000
2023	7,000
2024	25,500
2025	13,000
Thereafter	144,729
$429,229

On August 15, 2019, we issued an aggregate principal amount of $15,000,000 of subordinated notes to three qualified institutional buyers in a private placement. The subordinated notes, which were structured to qualify as Tier 2 capital, have a maturity date of August 15, 2029 and will bear interest at a fixed rate of 5.50% up to, but not including, August 15, 2024. From and including August 15, 2024 to the maturity date, the interest rate will reset quarterly, equal to the Floating Interest Rate (as defined in the Subordinated Note Purchase Agreement) of the applicable interest period plus 407 basis points. We used the net proceeds from the sale of the notes to fund the redemption of $15,000,000 in aggregate principal amount of outstanding 6.50% Fixed-to-Floating Rate Subordinated Notes due September 1, 2024, which also were structured to qualify as Tier 2 capital.
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

	Year Ended December 31,
	2020	2019
	(In Thousands)
Maximum month-end balance:
FHLB advances	$72,500	$25,000
Stockholders’ Equity
    As of December 31, 2020, stockholders’ equity was $206.2 million, or 8.0% of total assets, compared to stockholders’ equity of $194.2 million, or 9.3% of total assets, as of December 31, 2019. Excluding PPP loans, stockholders’ equity was 8.8% of total assets. Stockholders’ equity increased by $12.0 million during the year ended December 31, 2020 attributable to net income of $17.0 million for the year ended December 31, 2020, partially offset by dividend declarations of $5.7 million and stock repurchases of $1.7 million.
    In August 2019, the Corporation completed a $5 million share repurchase program which was initiated in December 2018 and had a termination date of December 31, 2019. The Corporation repurchased 223,149 shares under the repurchase program at an average price of $22.36 per share. On September 20, 2019, the Corporation announced its Board approved a new share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million in aggregate value of its outstanding shares of common stock over a period of approximately twelve months, ending on September 30, 2020. The Corporation suspended this share repurchase program in March 2020 due to the uncertainty surrounding the COVID-19 pandemic. Prior to suspending the program, the Corporation had repurchased $3.5 million of the $5 million authorized in the Company’s common stock.
On January 28, 2021, the Board of Directors of the Corporation approved a new share repurchase program. The program authorizes the repurchase by the Corporation of up to $5.0 million of its total outstanding shares of common stock over a period of approximately twelve months, ending January 31, 2022.
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

Non-bank Consolidated Subsidiaries
    First Madison Investment Corp (“FMIC”). FMIC is a wholly-owned operating subsidiary of FBB incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of FBB’s investment portfolio. FMIC invests in marketable securities and tax-exempt loans. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $165.9 million at December 31, 2020, short-term investments were $6.7 million, securities were $118.6 million, gross loans outstanding were $40.1 million, and net income for the year ended December 31, 2020 was $3.1 million. This compares to a total investment of $161.0 million, $5.2 million short-term investments, $112.6 million securities, $41.3 million gross loans, and net income of $3.4 million at and for the year ended December 31, 2019.

Effective January 13, 2021, First Business Capital Corp. (“FBCC”) was merged with and into First Business Equipment Finance, LLC (“FBEF”), after which time FBEF’s name was changed to First Business Specialty Finance, LLC (“FBSF”).
First Business Equipment Finance, LLC. FBEF was a wholly-owned subsidiary of FBB as of December 31, 2020, formed in 1998 and headquartered in Madison, Wisconsin. FBB’s total investment in FBEF at December 31, 2020 was $11.0 million, gross loans and leases outstanding were $113.7 million and net income was $751,000 for the year ended December 31, 2020. This compares to a total investment of $10.3 million, gross loans and leases outstanding of $79.3 million and net income of $103,000 at and for the year ended December 31, 2019.
First Business Capital Corp. FBCC was a wholly-owned subsidiary of FBB as of December 31, 2020, formed in 1995 and headquartered in Madison, Wisconsin. FBB’s investment in FBCC at December 31, 2020 was $50.0 million, gross loans outstanding were $151.8 million and net income for the year ended December 31, 2020 was $1.7 million. This compares to a total investment of $48.2 million, gross loans of $167.8 million and net income of $4.8 million at and for the year ended December 31, 2019.
First Business Specialty Finance, LLC (“FBSF”). FBSF, formerly known as First Business Equipment Finance, LLC, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small- and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. Effective January 13, 2021, FBSF’s purpose and name were changed to reflect the origination and servicing of asset-based loans, purchasing accounts receivable, financing auto dealership floorplans, and originating equipment leases and extending credit in the form of loans to small- and medium-sized companies nationwide. FBB’s pro-forma total investment in FBSF at December 31, 2020 was $61.1 million, gross loans and leases outstanding were $265.5 million and net income was $2.4 million for the year ended December 31, 2020. This compares to a pro-forma total investment of $58.5 million, gross loans and leases outstanding of $247.1 million and net income of $4.9 million at and for the year ended December 31, 2019.
    Rimrock Road Investment Fund, LLC (“Rimrock”). Rimrock is a wholly-owned subsidiary of FBB and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. In 2014, Rimrock’s purpose was changed to reflect its equity investment in an urban revitalization fund. The investment provided federal new market tax credits over a seven year period. FBB’s total investment in Rimrock at December 31, 2020 was $2.8 million and Rimrock had a net loss of $2,000 for the year ended December 31, 2020. This compares to a total investment of $2.8 million and net income of $24,000 at and for the year ended December 31, 2019.
    BOC Investment, LLC (“BOC”). BOC is a wholly-owned subsidiary of FBB and was formed in 2015 for the purpose of holding its equity investment in a Madison, Wisconsin historic development project. The investment provided federal historic tax credits upon the completion of the restoration project. FBB’s total investment in BOC at December 31, 2020 was $4.0 million. This compares to a total investment of $4.0 million and no income or loss at and for the year ended December 31, 2019.
    Mitchell Street Apartments Investment, LLC (“Mitchell”). Mitchell is a wholly-owned subsidiary of FBB and was formed in 2016 for the purpose of holding its equity investment in a Milwaukee, Wisconsin historic development project. The investment provided federal and state historic tax credits upon the completion of the restoration project. FBB’s total investment in Mitchell was $1.4 million at December 31, 2020. This compares to a total investment of $1.4 million and no income or loss at and for the year ended December 31, 2019.
    ABKC Real Estate, LLC (“ABKCRE”). ABKCRE is a wholly-owned subsidiary of FBB and was formed for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. ABKCRE was established in 2017. FBB’s total investment in ABKCRE at December 31, 2020 was $1.5 million and ABKCRE had a net loss of $254,000 for the year ended December 31, 2020. This compares to a total investment of $1.7 million and a $179,000 net loss at and for the year ended December 31, 2019.
    FBB Tax Credit Investment, LLC (“FBB Tax Credit”). FBB Tax Credit, formerly known as FBB-Milwaukee Real Estate, LLC, is a wholly-owned subsidiary of FBB and was originally formed in 2012 for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings. In 2017, FBB Tax Credit’s purpose was changed to facilitate investments in federal and state tax credits. FBB’s total investment in FBB Tax Credit at December 31, 2020 was $11.7 million and FBB Tax Credit had a net income of $923,000 for the year ended December 31, 2020. This compares to a total investment of $8.9 million and net income of $1.7 million at and for the year ended December 31, 2019.
    FBB Real Estate 2, LLC (“FBB RE 2”). FBB RE 2 is a wholly-owned subsidiary of FBB and was formed for the purpose of holding and liquidating real estate and other assets acquired by FBB through foreclosure or other legal proceedings.

FBB’s total investment in FBB RE 2 at December 31, 2020 was $1.1 million and FBB RE 2 had net income $12,000. This compares to a total investment of $1.1 million and no income or loss at and for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
    We expect to meet our liquidity needs through existing cash on hand, established cash flow sources, our third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2020 were the interest payments due on subordinated and junior subordinated notes. During 2020 and 2019, FBB declared and paid dividends totaling $12.0 million and $14.0 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2020, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that was fully phased-in as of January 1, 2019. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
    We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of December 31, 2020 and 2019, our immediate on-balance sheet liquidity was $640.2 million and $438.2 million, respectively. The significant increase as of December 31, 2020 compared to December 31, 2019 is principally due to the Banks ability to pledge PPP loans and borrow from the Federal Reserve PPPLF. Excluding Federal Reserve PPPLF availability, immediate on-balance sheet liquidity as of December 31, 2020 was $414.9 million. This decline in on-balance sheet liquidity compared to 2019 is primarily due to the Banks increased use of FHLB advances to replace maturing brokered certificates of deposit. At December 31, 2020 and 2019, the Bank had $26.7 million and $44.4 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $567.0 million of outstanding wholesale funds at December 31, 2020, compared to $446.5 million of wholesale funds as of December 31, 2019, which represented 25.2% and 24.5%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, Federal Reserve PPPLF advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits increased $304.1 million, or 22.1%, to $1.683 billion at December 31, 2020 from $1.379 billion at December 31, 2019 as in-market deposit balances increased due to PPP loan proceeds and successful business development efforts. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2020.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2020. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2020, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
    During the year ended December 31, 2020, operating activities resulted in a net cash inflow of $26.6 million. Operating cash flows included net income of $17.0 million and a provision for loan and leases losses of $16.8 million, partially offset by a net increase in loans originated for sale and sold. Net cash used in investing activities for the year ended December 31, 2020 was $454.5 million which consisted of cash outflows to fund net loan growth and the purchase of $8.0 million in additional bank-owned life insurance and the increase of $5.6 million in FHLB stock. Net cash provided by financing activities for the year ended December 31, 2020 was $417.7 million. Financing cash flows included a $325.1 million net increase in deposits and a $98.8 million net increase in FHLB advances used predominantly to fund net loan growth, partially offset by cash dividends paid and share repurchases of $5.7 million and $1.7 million, respectively.
    Refer to Note 12 - Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2020 and 2019.

OFF-BALANCE SHEET ARRANGEMENTS
Commitments
    As of December 31, 2020, the Bank had outstanding commitments to originate $654.1 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $8.1 million, which includes $300.2 million of commitments to extend funds beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses required to be recorded with these unfunded commitments as of December 31, 2020. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Bank also utilizes interest rate swaps for the purposes of interest rate risk management, as described further in Note 17 – Derivative Financial Instruments in the Consolidated Financial Statements.
    Additionally the Corporation has remaining commitments of $1.3 million to Aldine Capital Fund II, LP (“Aldine II”), $2.1 million to Aldine Capital Fund III, LP (“Aldine III”), and $725,000 to Dane Workforce Housing Fund, LLC (“Workforce Fund”). Aldine II and Aldine III are private equity mezzanine funding limited partnerships in which we have invested. Aldine II began its operations in March 2013 and Aldine III began its operations in October 2018. The Workforce Fund was organized in 2020 to originate and administer investments for the purpose of alleviating the shortage of Affordable Workforce Housing Units in Dane County, Wisconsin.
    We believe adequate capital and liquidity are available from various sources to fund projected commitments.
SBA Recourse
    In the ordinary course of business, the Corporation sells the guaranteed portions of SBA loans to third parties. In the event of a loss resulting from default and a determination by the SBA that there is a compliance deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty.
    Management has assessed the estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $723,000 at December 31, 2020. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. See Note 18 – Commitments and Contingencies in the Consolidated Financial Statements for additional information on the SBA recourse reserve.

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
    Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods which may include additional assumptions and estimates. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our Consolidated Financial Statements. We may over-estimate the quality of the loan and lease portfolio, resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we may under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on quarterly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, our estimate of the fair value of the underlying collateral taking into consideration various valuation techniques and qualitative adjustments to inputs to those estimates of fair value, the strength and availability of guarantees, concentration of credits, and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies and Note 5 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses in the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
    We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2020 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
    Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. As part of the Corporation’s qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that the significant change in the general economic environment and financial markets, including the Corporation’s market capitalization, represents an interim impairment indicator requiring continued evaluation. The Corporation performed Step 1, quantitative goodwill impairment testing, as of August 1, 2020. Based on the analysis performed, management concluded the Corporation’s goodwill was not impaired as of August 1, 2020.
The Corporation conducted a subsequent impairment test as of December 31, 2020, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 8 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$29,538	$16,107
Short-term investments	27,371	50,995
Cash and cash equivalents	56,909	67,102
Securities available-for-sale, at fair value	183,925	173,133
Securities held-to-maturity, at amortized cost	26,374	32,700
Loans held for sale	8,695	5,205
Loans and leases receivable, net of allowance for loan and lease losses of $28,521 and $19,520, respectively	2,117,449	1,695,115
Premises and equipment, net	1,998	2,557
Foreclosed properties	34	2,919
Right-of-use assets, net	5,814	6,906
Bank-owned life insurance	52,188	42,761
Federal Home Loan Bank stock, at cost	13,578	7,953
Goodwill and other intangible assets	12,018	11,922
Derivatives	49,377	18,346
Accrued interest receivable and other assets	39,478	30,160
Total assets	$2,567,837	$2,096,779
Liabilities and Stockholders’ Equity
Deposits	$1,855,516	$1,530,379
Federal Home Loan Bank advances and other borrowings	419,167	319,382
Junior subordinated notes	10,062	10,047
Lease liabilities	6,386	7,541
Derivatives	54,927	20,885
Accrued interest payable and other liabilities	15,617	14,389
Total liabilities	2,361,675	1,902,623
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,234,460 and 9,162,720 shares issued, 8,566,960 and 8,566,044 shares outstanding at December 31, 2020 and 2019, respectively	92	92
Additional paid-in capital	83,125	81,188
Retained earnings	140,431	129,105
Accumulated other comprehensive loss	(933)	(1,348)
Treasury stock, 667,500 and 596,676 shares at December 31, 2020 and 2019, respectively, at cost	(16,553)	(14,881)
Total stockholders’ equity	206,162	194,156
Total liabilities and stockholders’ equity	$2,567,837	$2,096,779
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2020	2019
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$89,160	$96,229
Securities	4,187	4,637
Short-term investments	832	1,174
Total interest income	94,179	102,040
Interest expense
Deposits	8,922	22,958
Federal Home Loan Bank advances and other borrowings	7,070	8,114
Junior subordinated notes	1,116	1,112
Total interest expense	17,108	32,184
Net interest income	77,071	69,856
Provision for loan and lease losses	16,808	2,085
Net interest income after provision for loan and lease losses	60,263	67,771
Non-interest income
Private wealth management service fees	8,611	8,197
Gain on sale of Small Business Administration loans	2,899	1,459
Service charges on deposits	3,415	3,104
Loan fees	1,826	1,767
Increase in cash surrender value of bank-owned life insurance	1,402	1,198
Net loss on sale of securities	(4)	(46)
Swap fees	6,860	4,165
Other non-interest income	1,931	3,579
Total non-interest income	26,940	23,423
Non-interest expense
Compensation	45,850	42,021
Occupancy	2,252	2,293
Professional fees	3,530	3,703
Data processing	2,734	2,562
Marketing	1,580	2,221
Equipment	1,199	1,230
Computer software	3,900	3,414
FDIC insurance	1,238	641
Collateral liquidation costs	328	119
Net loss on foreclosed properties	383	224
Impairment of tax credit investments	2,395	4,094
SBA recourse (benefit) provision	(278)	188
Loss on early extinguishment of debt	744	—
Other non-interest expense	3,043	3,985
Total non-interest expense	68,898	66,695
Income before income tax expense	18,305	24,499
Income tax expense	1,327	1,175
Net income	$16,978	$23,324
Earnings per common share:
Basic	$1.97	$2.68
Diluted	1.97	2.68
Dividends declared per share	0.66	0.60
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Net income	$16,978	$23,324
Other comprehensive income, before tax
Securities available-for-sale:
Unrealized securities gains arising during the period	3,526	2,747
Reclassification adjustment for net loss realized in net income	4	46
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	39	54
Interest rate swaps:
Unrealized losses on interest rate swaps arising during the period	(3,011)	(2,396)
Income tax expense	(143)	(115)
Total other comprehensive gain	415	336
Comprehensive income	$17,393	$23,660
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2019	8,785,480	$91	$79,623	$110,310	$(1,684)	$(7,633)	$180,707
Cumulative effect of adoption of ASC Topic 842	—	—	—	687	—	—	687
Net income	—	—	—	23,324	—	—	23,324
Other comprehensive income	—	—	—	—	336	—	336
Share-based compensation - restricted shares	93,521	1	1,565	—	—	—	1,566
Cash dividends ($0.60 per share)	—	—	—	(5,216)	—	—	(5,216)
Treasury stock purchased	(312,957)	—	—	—	—	(7,248)	(7,248)
Balance at December 31, 2019	8,566,044	92	81,188	129,105	(1,348)	(14,881)	194,156
Net income	—	—	—	16,978	—	—	16,978
Other comprehensive income	—	—	—	—	415	—	415
Share-based compensation - restricted shares and employee stock purchase plan	67,773	—	1,871	—	—	—	1,871
Issuance of common stock under the employee stock purchase plan	3,967	—	66	—	—	—	66
Cash dividends ($0.66 per share)	—	—	—	(5,652)	—	—	(5,652)
Treasury stock purchased	(70,824)	—	—	—	—	(1,672)	(1,672)
Balance at December 31, 2020	8,566,960	$92	$83,125	$140,431	$(933)	$(16,553)	$206,162

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Operating activities
Net income	$16,978	$23,324
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(2,007)	(2,296)
Impairment of tax credit investments	2,395	4,094
Provision for loan and lease losses	16,808	2,085
SBA recourse (benefit) provision	(278)	188
Derivative credit valuation adjustment	461	—
Depreciation, amortization and accretion, net	3,465	3,049
Share-based compensation	1,871	1,566
Net loss on sale of securities	4	46
Gain on sale of historic development entity state tax credit	(275)	(413)
Increase in value of bank-owned life insurance policies	(1,402)	(1,198)
Origination of loans for sale	(81,609)	(61,348)
Sale of SBA loans originated for sale	81,018	62,889
Gain on sale of loans originated for sale	(2,899)	(1,459)
Net loss on foreclosed properties, including impairment valuation	383	224
Loan servicing right (recovery) impairment valuation	(16)	25
Right-of-use asset impairment	—	299
Excess tax benefit from share-based compensation	(32)	(102)
Payments on operating lease liabilities	(1,557)	(1,527)
Payments received on operating leases	113	9
Net increase in accrued interest receivable and other assets	(10,837)	(15,159)
Net increase in accrued interest payable and other liabilities	4,051	14,689
Net cash provided by operating activities	26,635	28,985
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	58,290	30,085
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	6,268	4,969
Proceeds from sale of available-for-sale securities	839	22,452
Purchases of available-for-sale securities	(66,879)	(84,740)
Proceeds from sale of foreclosed properties	2,582	—
Net increase in loans and leases	(439,223)	(100,444)
Investments in limited partnerships	(1,986)	(1,250)
Returns of investments in limited partnerships	211	2,188
Investment in historic development entities	(3,254)	(8,134)
Distribution from historic development entities	30	—
Proceeds from sale of historic development entity state tax credit	2,529	4,340
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(20,509)	(5,943)
Proceeds from the sale of Federal Home Loan Bank Stock	14,884	5,230
Purchases of leasehold improvements and equipment, net	(264)	(225)
Purchases of bank owned life insurance policies	(8,000)	—
Premium payment on bank owned life insurance policies	(25)	(25)
Net cash used in investing activities	(454,507)	(131,497)
Financing activities
Net increase in deposits	325,137	75,080
Repayment of Federal Home Loan Bank advances	(1,219,944)	(536,500)
Proceeds from Federal Home Loan Bank advances	1,318,700	557,000
Loss on early extinguishment of debt	744	—
Proceeds from issuance of subordinated notes payable	—	15,000

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Repayment of subordinated notes payable	—	(15,000)
Repayment of the Federal Reserve Paycheck Protection Program Lending Facility	(29,605)	—
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	29,605	—
Net increase (decrease) in long-term borrowed funds	300	(48)
Cash dividends paid	(5,652)	(5,216)
Proceeds from issuance of common stock under ESPP	66	—
Purchase of treasury stock	(1,672)	(7,248)
Net cash provided by financing activities	417,679	83,068
Net decrease in cash and cash equivalents	(10,193)	(19,444)
Cash and cash equivalents at the beginning of the period	67,102	86,546
Cash and cash equivalents at the end of the period	$56,909	$67,102
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$18,412	$32,999
Income taxes paid	3,451	1,294
Increase right-of-use in exchange for operating lease liability	190	—
Non-cash investing and financing activities:
Transfer of loans to foreclosed properties	80	596
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City Metro. FBB also offers private wealth management services and bank consulting services. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. As of December 31 2020, FBB had the following wholly-owned subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC (“FBEF”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada. Effective January 13, 2021, FBCC was merged with and into FBEF, after which time FBEF’s name was changed to First Business Specialty Finance, LLC (“FBSF”).
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
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value deemed to be other than temporary, are included in the Consolidated Statements of Income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2020 or 2019.
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
Loans Held for Sale. The guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statement of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There was $8.7 million and $5.2 million in loans held for sale outstanding at December 31, 2020 and 2019, respectively.
Loans and Leases. Loans and leases which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans.
A loan or a lease is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease or a modification of terms, such as a reduction of the stated interest rate or face amount of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan or lease with similar risk, or some combination of these concessions. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on individual facts and circumstances. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on non-accrual until the borrower has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. The CARES Act (as modified by the Consolidated Appropriations Act, 2021) permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs if the loan was not more than 30 days delinquent as of December 31, 2019 and the modification is made before the earliest of (i) January 1, 2022, or (ii) the date that is 60 days after the date on which the national emergency concerning COVID-19 terminates. Interagency guidance from the federal bank regulatory agencies regarding TDRs has also been issued in response to COVID-19 and is generally consistent with the relief granted under the CARES Act. The Corporation is applying this statutory and regulatory guidance to qualifying loan modifications.
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
Leases. At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses the Federal Home Loan Bank fixed advance rate as of the lease inception date that most closely resembles the remaining term of the lease as the incremental borrowing rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has elected to exclude short-term leases as well as all non-lease items, such as common area maintenance, from being included in the lease liability on the Consolidated Balance Sheets.
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $136.1 million and $97.9 million as of December 31, 2020 and 2019, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2020 and 2019, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. At December 31, 2020 and 2019, the Bank had FHLB stock of $13.6 million and $8.0 million, respectively. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2020 or 2019.
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

Goodwill is not amortized but is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount (including goodwill). An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of a reporting unit exceeds its calculated fair value, an impairment charge is recognized in earnings in an amount equal to the difference.
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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the years ended December 31, 2020, and 2019, realized securities losses of $4,000 and $46,000 were reclassified out of accumulated other comprehensive loss, respectively.
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
Share-Based Compensation. The Corporation may grant restricted stock awards, restricted stock units, and other stock based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Corporation accounts for forfeitures as they occur. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the 2019 Equity Incentive Plan (the “Plan”) is typically subject to a three or four-year vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
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
During 2020, an Employee Stock Purchase Plan (“ESPP”) was approved by the Corporation’s shareholders and is offered to all qualifying employees. The plan qualifies as an ESPP under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may purchase a limited number of shares on the Corporation’s common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory plan for purposes of share-based compensation expense.

Adoption of New Accounting Standards. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The ASU amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Corporation adopted the accounting standard during the first quarter of 2020. The adoption of the standard did not have a material impact on the Corporation’s results of operations, financial position, and liquidity.

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

In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)," which provides temporary, optional practical expedients and exceptions to ease the potential burden of transitioning to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Corporation is currently evaluating the impact of ASU 2020-04 on its financial position, results of operations and liquidity. The adoption of this standard is not expected to have a material affect on the Corporation's operating results or financial condition.

Note 2 - Other Events
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
The full impact of COVID-19 remains uncertain. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak is having a significant adverse impact on certain industries the Corporation serves, including retail, restaurants and food services, hospitality, and entertainment. As of December 31, 2020, the Corporation’s aggregate outstanding exposure in these segments was $182.6 million, or 9.5% of the Corporation’s gross loans and leases. Based on management’s current assessment of the increased inherent risk in the loan portfolio, the allowance for loan and leases losses increased $9.0 million, or 46.1%, compared to December 31, 2019. The increase in the allowance for loan and lease losses was in large part due to an increase in several qualitative factors after careful evaluation by management. Most notably, a $5.5 million increase was due to the economic conditions caused by the pandemic, including the increase in the unemployment rate, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, and the level of loans and leases subject to more frequent review by management. Additionally, the general reserve increased $2.3 million commensurate with loan growth, and $949,000 due to historical loss rate updates from current year net charge-off activity. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.
The Corporation provided loan payment deferrals of up to six months to certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of December 31, 2020, the Corporation had 38 deferrals outstanding, representing $27.0 million in total loans, or 1.4% of gross loans and leases, excluding gross PPP loans, compared to $131.5 million, or 7.1% of gross loans and leases, excluding gross PPP loans as of September 30, 2020. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loan will not be reported as past due during the deferral period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a $2 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, adding an additional $320 billion of funding to the

PPP. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. As of December 31, 2020, the Corporation had $228.9 million in gross PPP loans outstanding and deferred processing fees outstanding of $3.5 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the year ended December 31, 2020, $5.3 million was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income, respectively. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA is a $2.3 trillion spending bill that combines $900 billion in stimulus relief for the COVID-19 pandemic in the United States with a $1.4 trillion omnibus spending bill for the 2021 federal fiscal year and prevents a government shutdown. The CAA allows for a second draw for certain businesses under the PPP. Like the original program, loan proceeds are available to help fund payroll and group health benefit costs, as well as certain mortgage interest, rent and utilities. In addition, authorized costs now also include COVID-19 related worker protection costs, uninsured property damage costs due to looting or vandalism during 2020 and certain supplier costs and expenses for operations. The CAA also expands benefit costs to include group dental, vision, life and disability benefits. All of these changes are generally retroactive to the original CARES Act, meaning that the changes may be taken into account in processing loan forgiveness with respect to an original PPP loan. The Corporation began accepting and processing applications for second draw PPP loans on January 13, 2021. As of February 1, 2021, the Corporation had processed and approved over 300 applications for the most recent phase of the PPP program for approximately $85 million.

Note 3 – Cash and Cash Equivalents
Cash and due from banks was approximately $29.5 million and $16.1 million at December 31, 2020 and 2019, respectively. As of March 26, 2020, the Federal Reserve Bank (“FRB”) reduced reserve requirement ratios to zero percent for all depository institutions. As of December 31, 2019, the required reserve in the form of either vault cash or deposits help was $9.2 million. FRB balances were $26.7 million and $44.4 million at December 31, 2020 and 2019, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $27.4 million and $51.0 million at December 31, 2020 and 2019, respectively.

Note 4 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,699	$9	$(79)	$22,629
Municipal securities	24,067	716	(4)	24,779
Residential mortgage-backed securities - government issued	9,894	509	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	102,843	2,212	(49)	105,006
Commercial mortgage-backed securities - government issued	5,289	175	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	12,584	781	—	13,365
Other securities	2,205	74	—	2,279
	$179,581	$4,476	$(132)	$183,925

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$23,616	$152	$(10)	$23,758
Municipal securities	160	—	—	160
Residential mortgage-backed securities - government issued	16,119	234	(5)	16,348
Residential mortgage-backed securities - government-sponsored enterprises	111,561	847	(406)	112,002
Commercial mortgage-backed securities - government issued	6,705	45	(87)	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	11,953	23	(9)	11,967
Other securities	2,205	30	—	2,235
	$172,319	$1,331	$(517)	$173,133

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$17,106	$417	$(15)	$17,508
Residential mortgage-backed securities - government issued	3,564	112	—	3,676
Residential mortgage-backed securities - government-sponsored enterprises	3,693	163	—	3,856
Commercial mortgage-backed securities - government-sponsored enterprises	2,011	282	—	2,293
	$26,374	$974	$(15)	$27,333

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$19,727	$335	$(8)	$20,054
Residential mortgage-backed securities - government issued	5,776	19	(9)	5,786
Residential mortgage-backed securities - government-sponsored enterprises	5,183	51	(23)	5,211
Commercial mortgage-backed securities - government-sponsored enterprises	$2,014	$123	$—	2,137
	$32,700	$528	$(40)	$33,188

U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were one and 69 sales of available-for-sale securities that occurred during the year ended December 31, 2020 and 2019, respectively.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Gross gains	$—	$58
Gross losses	(4)	(104)
Net losses on sale of available-for-sale securities	$(4)	$(46)
Proceeds from sale of available-for-sale securities	$839	$22,452
At December 31, 2020 and 2019, securities with a fair value of $73.7 million and $30.3 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
The amortized cost and fair value of securities by contractual maturity at December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—	$2,299	$2,311
Due in one year through five years	8,869	9,128	12,110	12,353
Due in five through ten years	38,114	39,642	9,423	10,005
Due in over ten years	132,598	135,155	2,542	2,664
	$179,581	$183,925	$26,374	$27,333
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2020 and 2019. At December 31, 2020, the Corporation held 14 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2020, the Corporation held one available-for-sale security that had been in a continuous unrealized loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019.
A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. Government agency securities - government-sponsored enterprises	$11,602	$45	$4,031	$34	$15,633	$79
Municipal securities	2,863	4	—	—	2,863	4
Residential mortgage-backed securities - government-sponsored enterprises	19,078	49	—	—	19,078	49
	$33,543	$98	$4,031	$34	$37,574	$132

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$4,363	$10	$—	$—	$4,363	$10
Residential mortgage-backed securities - government issued	4,619	5	—	—	4,619	5
Residential mortgage-backed securities - government-sponsored enterprises	36,972	253	11,304	153	48,276	406
Commercial mortgage-backed securities - government issued	—	—	4,727	87	4,727	87
Commercial mortgage-backed securities - government-sponsored enterprises	2,245	4	1,047	5	3,292	9
	$48,199	$272	$17,078	$245	$65,277	$517
The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2020 and 2019. At December 31, 2020, the Corporation held two held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2020, the Corporation held one held-to-maturity security that had been in a continuous loss position for twelve months or greater. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019.
A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$276	$13	$213	$2	$489	$15

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$499	$8	$—	$—	$499	$8
Residential mortgage-backed securities - government issued	—	—	1,887	9	1,887	9
Residential mortgage-backed securities - government-sponsored enterprises	1,364	5	2,144	18	3,508	23
	$1,863	$13	$4,031	$27	$5,894	$40

Note 5 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2020	December 31, 2019
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$253,882	$226,614
Commercial real estate — non-owner occupied	564,532	516,652
Land development	49,839	51,097
Construction	141,043	109,057
Multi-family	311,556	217,322
1-4 family	38,284	33,359
Total commercial real estate	1,359,136	1,154,101
Commercial and industrial	732,318	503,402
Direct financing leases, net	22,331	28,092
Consumer and other:
Home equity and second mortgages	7,833	7,006
Other	28,897	22,664
Total consumer and other	36,730	29,670
Total gross loans and leases receivable	2,150,515	1,715,265
Less:
Allowance for loan and lease losses	28,521	19,520
Deferred loan fees	4,545	630
Loans and leases receivable, net	$2,117,449	$1,695,115

As of December 31, 2020, the Corporation had $228.9 million in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $3.5 million included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans on-balance sheet is comprised of the following:

	December 31, 2020	December 31, 2019
	(In Thousands)
SBA 7(a) loans	$36,266	$40,402
SBA 504 loans	26,327	20,592
SBA Express loans and lines of credit	1,251	1,781
SBA PPP loans	$228,870	$—
Total SBA loans	$292,714	$62,775
As of December 31, 2020 and 2019, $9.3 million and $12.1 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the year ended December 31, 2020 and 2019 was $29.2 million and $16.1 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2020 and 2019 have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2020 and 2019 was $79.5 million and $73.8 million, respectively.
The total principal amount of transferred participation interests in other, non-SBA originated loans during the year ended December 31, 2020 and 2019 was $48.9 million and $45.4 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2020 and 2019 was $153.6 million and $142.8 million, respectively. As of December 31, 2020 and 2019, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $276.5 million and $244.6 million, respectively. As of December 31, 2020, the non-SBA originated participation portfolio contained an impaired loan totaling $3.0 million with a sold portion of $4.2 million. There were no loans impaired as of December 31, 2019. For the year ended December 31, 2020, the Corporation charged off $2.8 million of the non-SBA originated participation portfolio. There were no charge-offs for the year ended December 31, 2019. The Corporation does not share in the participant’s portion of any potential charge-offs. The total amount of loan participations purchased on the Consolidated Balance Sheets as of December 31, 2020 and 2019 was $410,000 and $492,000, respectively.
Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2020	December 31, 2019
	(In Thousands)
Balance at beginning of year	$1,683	$1,855
New loans	325	412
Repayments	(376)	(584)
Balance at end of year	$1,632	$1,683

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$185,943	$34,917	$27,593	$5,429	$253,882
Commercial real estate — non-owner occupied	432,053	90,942	37,754	3,783	564,532
Land development	47,777	987	185	890	49,839
Construction	104,083	26,444	10,516	—	141,043
Multi-family	278,145	23,386	10,025	—	311,556
1-4 family	35,053	620	2,315	296	38,284
Total commercial real estate	1,083,054	177,296	88,388	10,398	1,359,136
Commercial and industrial	623,346	27,201	65,616	16,155	732,318
Direct financing leases, net	15,597	730	5,955	49	22,331
Consumer and other:
Home equity and second mortgages	7,206	496	91	40	7,833
Other	28,701	175	—	21	28,897
Total consumer and other	35,907	671	91	61	36,730
Total gross loans and leases receivable	$1,757,904	$205,898	$160,050	$26,663	$2,150,515
Category as a % of total portfolio	81.75%	9.57%	7.44%	1.24%	100.00%

	December 31, 2019
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$187,728	$18,455	$16,399	$4,032	$226,614
Commercial real estate — non-owner occupied	459,821	55,524	1,307	—	516,652
Land development	49,132	439	—	1,526	51,097
Construction	108,959	—	98	—	109,057
Multi-family	205,750	11,572	—	—	217,322
1-4 family	29,284	1,843	1,759	473	33,359
Total commercial real estate	1,040,674	87,833	19,563	6,031	1,154,101
Commercial and industrial	398,445	34,478	55,904	14,575	503,402
Direct financing leases, net	21,176	577	6,339	—	28,092
Consumer and other:
Home equity and second mortgages	6,307	610	89	—	7,006
Other	22,517	—	—	147	22,664
Total consumer and other	28,824	610	89	147	29,670
Total gross loans and leases receivable	$1,489,119	$123,498	$81,895	$20,753	$1,715,265
Category as a % of total portfolio	86.82%	7.20%	4.77%	1.21%	100.00%
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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$248,453	$248,453
Non-owner occupied	—	—	—	—	560,749	560,749
Land development	7,784	—	—	7,784	41,165	48,949
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	37,988	38,034
Commercial and industrial	663	111	—	774	715,389	716,163
Direct financing leases, net	—	—	—	—	22,282	22,282
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,793	7,793
Other	—	—	—	—	28,876	28,876
Total	8,447	157	—	8,604	2,115,294	2,123,898
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	5,157	5,429
Non-owner occupied	—	—	3,783	3,783	—	3,783
Land development	890	—	—	890	—	890
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	250	250
Commercial and industrial	103	342	7,557	8,002	8,153	16,155
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	40	40
Other	—	—	21	21	—	21
Total	993	342	11,633	12,968	13,649	26,617
Total loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	253,610	253,882
Non-owner occupied	—	—	3,783	3,783	560,749	564,532
Land development	8,674	—	—	8,674	41,165	49,839
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	38,238	38,284
Commercial and industrial	766	453	7,557	8,776	723,542	732,318
Direct financing leases, net	—	—	—	—	22,331	22,331
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,833	7,833
Other	—	—	21	21	28,876	28,897
Total	$9,440	$499	$11,633	$21,572	$2,128,943	$2,150,515
Percent of portfolio	0.44%	0.02%	0.54%	1.00%	99.00%	100.00%

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$222,582	$222,582
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	48,581	49,571
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	—	—	—	33,026	33,026
Commercial and industrial	2,707	52	—	2,759	486,068	488,827
Direct financing leases, net	—	—	—	—	28,092	28,092
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	—	—	22,517	22,517
Total	3,016	1,042	—	4,058	1,690,594	1,694,652
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	3,690	4,032
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	1,526	1,526
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	333	—	333	—	333
Commercial and industrial	4,368	2,717	3,123	10,208	4,367	14,575
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	147	147	—	147
Total	4,368	3,050	3,612	11,030	9,583	20,613
Total loans and leases
Commercial real estate:
Owner occupied	—	—	342	342	226,272	226,614
Non-owner occupied	—	—	—	—	516,652	516,652
Land development	—	990	—	990	50,107	51,097
Construction	309	—	—	309	108,748	109,057
Multi-family	—	—	—	—	217,322	217,322
1-4 family	—	333	—	333	33,026	33,359
Commercial and industrial	7,075	2,769	3,123	12,967	490,435	503,402
Direct financing leases, net	—	—	—	—	28,092	28,092
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,006	7,006
Other	—	—	147	147	22,517	22,664
Total	$7,384	$4,092	$3,612	$15,088	$1,700,177	$1,715,265
Percent of portfolio	0.43%	0.24%	0.21%	0.88%	99.12%	100.00%

The Corporation’s total impaired assets consisted of the following:

	December 31, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$5,429	$4,032
Commercial real estate — non-owner occupied	3,783	—
Land development	890	1,526
Construction	—	—
Multi-family	—	—
1-4 family	250	333
Total non-accrual commercial real estate	10,352	5,891
Commercial and industrial	16,155	14,575
Direct financing leases, net	49	—
Consumer and other:
Home equity and second mortgages	40	—
Other	21	147
Total non-accrual consumer and other loans	61	147
Total non-accrual loans and leases	26,617	20,613
Foreclosed properties, net	34	2,919
Total non-performing assets	26,651	23,532
Performing troubled debt restructurings	46	140
Total impaired assets	$26,697	$23,672

	December 31, 2020	December 31, 2019
Total non-accrual loans and leases to gross loans and leases	1.24%	1.20%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	1.24	1.37
Total non-performing assets to total assets	1.04	1.12
Allowance for loan and lease losses to gross loans and leases	1.33	1.14
Allowance for loan and lease losses to non-accrual loans and leases	107.15	94.70

As of December 31, 2020 and 2019, $6.5 million and $15.6 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. The Corporation has allocated $760,000 and $2.7 million of specific reserves to troubled debt restructurings as of December 31, 2020 and 2019, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of December 31, 2020.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Year Ended December 31,
	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	2	$299	$272	2	$3,774	$3,614
Commercial and industrial	3	6,007	617	15	13,372	9,845
Total	5	$6,306	$889	17	$17,146	$13,459

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. For the year ended December 31, 2020, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were two commercial and industrial loans for a total of $617,000 and two owner-occupied commercial real estate loans for a total of $272,000 modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2020. There were two commercial and industrial loans for $2.1 million modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2019.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Year Ended December 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,338	$4,365	$—	$4,565	$291	$72	$219
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	46	51	—	307	31	141	(110)
Commercial and industrial	9,888	12,337	—	13,951	1,219	423	796
Direct financing leases, net	—	—	—	89	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	—	—
Other	21	688	—	85	41	—	41
Total	18,966	29,191	—	21,709	2,082	636	1,446
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,091	4,792	471	2,349	384	—	384
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	250	250	29	21	—	—	—
Commercial and industrial	6,267	6,972	3,125	3,585	324	—	324
Direct financing leases, net	49	49	49	39	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	—	1	—	1
Other	—	—	—	—	—	—	—
Total	7,697	12,103	3,681	5,994	712	—	712
Total:
Commercial real estate:
Owner occupied	5,429	9,157	471	6,914	675	72	603
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	296	301	29	328	31	141	(110)
Commercial and industrial	16,155	19,309	3,125	17,536	1,543	423	1,120
Direct financing leases, net	49	49	49	128	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	1	1	—	1
Other	21	688	—	85	41	—	41
Grand total	$26,663	$41,294	$3,681	$27,703	$2,794	$636	$2,158
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2019
	Recorded Investment(1)	Unpaid Principal Balance		Impairment Reserve		Average Recorded Investment(2)		Foregone Interest Income		Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$387	$387		$—		$3,285		$64		$355	$(291)
Non-owner occupied	—	—		—		58		1		—	1
Land development	1,526	5,823		—		1,843		52		6	46
Construction	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—		—		—		—	—
1-4 family	473	478		—		356		19		46	(27)
Commercial and industrial	4,779	6,549		—		14,479		1,073		379	694
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		—		—		7	(7)
Other	147	813		—		191		48		—	48
Total	7,312	14,050		—		20,212		1,257		793	464
With impairment reserve recorded:
Commercial real estate:
Owner occupied	3,645	5,004		1,082		1,511		414		—	414
Non-owner occupied	—	—		—		—		—		—	—
Land development	—	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—		—		—		—		—	—
1-4 family	—	—		—		—		—		—	—
Commercial and industrial	9,796	11,179		2,283		2,367		1,022		—	1,022
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		—		—		—	—
Other	—	—		—		—		—		—	—
Total	13,441	16,183		3,365		3,878		1,436		—	1,436
Total:
Commercial real estate:
Owner occupied	4,032	5,391		1,082		4,796		478		355	123
Non-owner occupied	—	—		—		58		1		—	1
Land development	1,526	5,823		—		1,843		52		6	46
Construction	—	—		—		—		—		—	—
Multi-family	—	—		—		—		—		—	—
1-4 family	473	478		—		356		19		46	(27)
Commercial and industrial	14,575	17,728		2,283		16,846		2,095		379	1,716
Direct financing leases, net	—	—		—		—		—		—	—
Consumer and other:
Home equity and second mortgages	—	—		—		—		—		7	(7)
Other	147	813		—		191		48		—	48
Grand total	$20,753	$30,233		$3,365		$24,090		$2,693		$793	$1,900
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.
The difference between the recorded investment of loans and leases and the unpaid principal balance of $14.6 million and $9.5 million as of December 31, 2020 and 2019, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $46,000 and $140,000 of loans as of December 31, 2020 and 2019, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
To determine the level and composition of the allowance for loan and lease losses, the Corporation categorizes the portfolio into segments with similar risk characteristics. First, the Corporation evaluates loans and leases for potential impairment classification. The Corporation analyzes each loan and lease determined to be impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. Then, the Corporation applies historical trends from established risk factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	(6,119)	(2,007)	(13)	(8,139)
Recoveries	4	325	3	332
Net recoveries (charge-offs)	(6,115)	(1,682)	(10)	(7,807)
Provision for loan and lease losses	12,420	4,197	191	16,808
Ending balance	$17,157	$10,593	$771	$28,521

	As of and for the Year Ended December 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$11,662	$8,079	$684	$20,425
Charge-offs	—	(3,347)	(9)	(3,356)
Recoveries	75	262	29	366
Net (charge-offs) recoveries	75	(3,085)	20	(2,990)
Provision for loan and lease losses	(885)	3,084	(114)	2,085
Ending balance	$10,852	$8,078	$590	$19,520

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology:

	December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$16,657	$7,419	$764	$24,840
Individually evaluated for impairment	500	3,174	7	3,681
Total	$17,157	$10,593	$771	$28,521
Loans and lease receivables:
Collectively evaluated for impairment	$1,348,738	$738,445	$36,669	2,123,852
Individually evaluated for impairment	10,398	16,204	61	26,663
Total	$1,359,136	$754,649	$36,730	$2,150,515

	December 31, 2019
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$9,770	$5,795	$590	$16,155
Individually evaluated for impairment	1,082	2,283	—	3,365
Total	$10,852	$8,078	$590	$19,520
Loans and lease receivables:
Collectively evaluated for impairment	$1,148,070	$516,919	$29,523	$1,694,512
Individually evaluated for impairment	6,031	14,575	147	20,753
Total	$1,154,101	$531,494	$29,670	$1,715,265
The Corporation’s net investment in direct financing leases consists of the following:

	December 31, 2020	December 31, 2019
	(In Thousands)
Minimum lease payments receivable	$19,106	$24,165
Estimated unguaranteed residual values in leased property	5,434	6,732
Unearned lease and residual income	(2,209)	(2,805)
Investment in commercial direct financing leases	$22,331	$28,092
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents based on use in excess of a stipulated minimum number of hours and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2021	$6,467
2022	5,332
2023	3,797
2024	2,262
2025	1,036
Thereafter	212
$19,106

Note 6 – Premises and Equipment
A summary of premises and equipment was as follows:

	As of December 31,
	2020	2019
	(In Thousands)
Leasehold improvements	$2,670	$2,670
Furniture and equipment	6,961	6,718
Total premises and equipment	9,631	9,388
Less: accumulated depreciation	(7,633)	(6,831)
Total premises and equipment, net	$1,998	$2,557
Depreciation expense was $822,000 and $877,000 for the years ended December 31, 2020 and 2019, respectively.

Note 7 – Leases
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
The Corporation entered into a sublease for vacated office space which expires in 2023.
The components of total lease expense were as follows:

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Operating lease cost	$1,494	$1,551
Short-term lease cost	222	257
Variable lease cost	522	493
Less: sublease income	(113)	(9)
Total lease cost, net	$2,125	$2,292

Quantitative information regarding the Corporation’s operating leases was as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	5.80	6.56
Weighted-average discount rate	3.03%	3.09%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2021	$1,557
2022	1,373
2023	1,015
2024	756
2025	666
Thereafter	1,641
Total undiscounted cash flows	7,008
Discount on cash flows	(622)
Total lease liability	$6,386

Note 8 – Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2020 and 2019, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra in 2014.
The Corporation conducted its annual impairment test on August 1, 2020, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. As part of the Corporation’s qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that the significant change in the general economic environment and financial markets, including the Corporation’s market capitalization, represents an interim impairment indicator requiring continued evaluation.
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
The Corporation conducted a subsequent impairment test as of December 31, 2020, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management determined no changes to factors occurred from the August 1, 2020 through December 31, 2020 that would negatively impact the August 1, 2020 goodwill test.

Other Intangible Assets
The Corporation has intangible assets that are amortized consisting of loan servicing rights and core deposit intangibles.
Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the years ended December 31, 2020 and 2019, loan servicing asset amortization totaled $458,000 and $374,000, respectively.

The estimated fair value of the Corporation’s loan servicing asset was $1.3 million and $1.2 million as of December 31, 2020 and 2019, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. During the years ended December 31, 2020 and 2019, impairment recovery of $16,000 and an expense of $25,000, respectively, was recognized.
The core deposit intangible has a finite life and is amortized over a period of seven years. The net book value of the core deposit intangible was $25,000 and $60,000 as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, amortization totaled $35,000 and $40,000, respectively.

Note 9 – Other Assets

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
Historic Rehabilitation Tax Credits
The Corporation invests in development entities through BOC, Mitchell Street, and FBB Tax Credit, wholly-owned subsidiaries of FBB, to rehabilitate historic buildings. At December 31, 2020 and 2019, the net carrying value of the investments were $2.4 million and $2.2 million, respectively. During 2020, the Corporation contributed $4.4 million to these partnerships, recognized $2.8 million in federal historic tax credits, and $1.9 million in impairment related to these investments. During 2019, the Corporation contributed $9.4 million to these partnerships and recognized $5.2 million in federal historic tax credits, and $3.6 million in impairment related to these investments. The state historic tax credits received during the year ended December 31, 2020 and 2019 were $2.7 million and $4.7 million, respectively, were sold to a third party resulting in a gain on sale of $275,000 and $413,000, respectively.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. At December 31, 2020 and 2019, Rimrock Road had one CDE investment with a net carrying value of $5.3 million and $5.6 million respectively. The investment provides federal new market tax credits over the seven year compliance period through 2020. The Corporation’s use of the federal new market tax credit during the years ended December 31, 2020 and 2019 was $450,000.
Other Investments
The Corporation has an equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $60,000 and $54,000 recorded as of December 31, 2020 and 2019, respectively. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $3.5 million and $3.1 million as of December 31, 2020 and 2019, respectively. The Corporation’s equity investment in Aldine Capital Fund III, LP, also a mezzanine fund, totaled $2.8 million and $1.3 million as of December 31, 2020 and 2019, respectively. The Corporation’s share of these partnerships’ income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019 was $520,000 and $1.4 million, respectively. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2020 and 2019 was $99,000 and $121,000, respectively.
The Corporation entered into a new equity investment in Dane Workforce Housing Fund LLC, a Wisconsin limited liability company, focused on community development by providing affordable workforce housing units in Dane County, Wisconsin, for $275,000 as of December 31, 2020. The Corporation’s share of the investment fund’s income will be included in other non-interest income in the Consolidated Statements of Income. No income was recognized for the year ended December 31, 2020.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2020 and 2019 is included in accrued interest receivable and other assets.

A summary of accrued interest receivable and other assets was as follows:

	December 31, 2020	December 31, 2019
	(In Thousands)
Accrued interest receivable	$8,564	$5,760
Net deferred tax asset	7,217	5,353
Investment in historic development entities	2,356	2,216
Investment in a community development entity	5,306	5,571
Investment in limited partnerships	6,673	4,476
Investment in Trust II	315	315
Prepaid expenses	2,165	2,285
Other assets	6,882	4,184
Total accrued interest receivable and other assets	$39,478	$30,160

Note 10 – Deposits
The composition of deposits is shown below.

	December 31, 2020			December 31, 2019
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$472,818	$412,825	—%	$293,573	$275,495	—%
Interest-bearing transaction accounts	503,992	392,576	0.37	273,909	222,244	1.53
Money market accounts	641,504	651,402	0.44	674,409	617,341	1.71
Certificates of deposit	64,694	111,698	1.97	137,012	156,048	2.47
Wholesale deposits	172,508	142,591	1.71	151,476	225,302	2.27
Total deposits	$1,855,516	$1,711,092	0.52	$1,530,379	$1,496,430	1.53
A summary of annual maturities of in-market and wholesale certificates of deposit at December 31, 2020 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$101,722
2022	6,199
2023	1,239
2024	263
2025	1,735
Thereafter	1,044
$112,202
Wholesale deposits include $47.5 million and $125.0 million of wholesale certificates of deposit and reciprocal interest-bearing transaction accounts, respectively, at December 31, 2020, compared to $151.5 million of wholesale certificates of deposit at December 31, 2019.
Deposits include $28.7 million and $63.7 million of certificates of deposit and wholesale deposits which are denominated in amounts of $250,000 or more at December 31, 2020 and 2019, respectively.

Note 11 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below.

	December 31, 2020			December 31, 2019
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$71	0.69%	$—	$59	2.45%
Federal Reserve PPPLF	—	15,207	0.35	—	—	—
FHLB advances	394,500	379,891	1.45	295,000	286,464	2.17
Other borrowings	920	676	12.60	675	675	8.11
Subordinated notes payable(1)	23,747	23,725	5.95	23,707	24,502	7.45
Junior subordinated notes	10,062	10,054	11.09	10,047	10,040	11.08
	$429,229	$429,624	1.91	$329,429	$321,740	2.87

(1)Weighted average rate of subordinated notes payable reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of a subordinated note during the third quarter of 2019.
A summary of annual maturities of borrowings at December 31, 2020 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$210,000
2022	29,000
2023	7,000
2024	25,500
2025	13,000
Thereafter	$144,729
$429,229
The Corporation has a $644.6 million FHLB line of credit available for advances which is collateralized as noted below. At December 31, 2020, $250.1 million of this line remained unused. There were $394.5 million of term FHLB advances outstanding at December 31, 2020 with stated fixed interest rates ranging from 0.00% to 2.75% compared to $295.0 million of term FHLB advances outstanding at December 31, 2019 with stated fixed interest rates ranging from 0.92% to 2.75%. The term FHLB advances outstanding at December 31, 2020 are due at various dates through February 2030.
During the three months ended June 30, 2020, the Corporation prepaid $59.5 million of short-term FHLB advances that had a weighted average interest rate of 2.34%. The transaction was accounted for as an early debt extinguishment resulting in a pre-tax loss of $744,000 during the three months ended June 30, 2020.
The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $644.6 million and $507.6 million were pledged as collateral at December 31, 2020 and 2019, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2020, the line of credit carried an interest rate of LIBOR + 2.75% with an interest rate floor of 3.125% that matured on February 19, 2021 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2020 and 2019 the Corporation incurred $13,000 additional interest expense due to this fee. There was no outstanding balance on the line of credit as of December 31, 2020. On February 12, 2021, the credit line was renewed for one additional year with pricing terms of LIBOR + 2.75% and a maturity date of February 19, 2022.
The Corporation has subordinated notes payable. At December 31, 2020, the aggregate principal amount of subordinated notes payable outstanding was $23.7 million, which qualified for Tier 2 capital. At December 31, 2020, $15.0 million bore a fixed interest rate of 5.50% with a maturity date of August 15, 2029 and $9.1 million bore a fixed interest rate of 6.00% with a maturity date of April 15, 2027. The $15.0 million subordinated note payable has certain performance debt covenants of which the Corporation was in compliance. The Corporation may, at its option, redeem the notes, in whole or part, at any time after August 15, 2024. As of December 31, 2020, $343,000 of debt issuance costs remain in the subordinated notes payable balance.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% junior subordinated notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. As of December 31, 2020, $253,000 of debt issuance costs remain reflected in junior subordinated notes on the Consolidated Balance Sheets.
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
During the second quarter of 2020, the Corporation tested its ability to borrow from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”) in the event funding was required to support the Bank’s PPP lending efforts. On April 28, 2020, the Corporation borrowed $29.6 million from the PPPLF at a rate of 0.35%. The borrowing was fully collateralized by a tranche of PPP loans originated by the Bank on April 15, 2020 and maturing on April 15, 2022, or when the tranche of PPP loans utilized to collateralize the PPPLF borrowing are forgiven, whichever comes first. As of November 2, 2020, the borrowing was paid in full.

Note 12 – Regulatory Capital
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
In July 2013, the FRB and the Federal Deposit Insurance Corporation approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. The capital conservation buffer of 2.5% was fully phased-in as of January 1, 2019.
As of December 31, 2020, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of December 31, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$258,607	11.25%	$183,965	8.00%	$241,454	10.50%	N/A	N/A
First Business Bank	$251,116	10.97%	$183,053	8.00%	$240,257	10.50%	$228,816	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$206,104	8.96%	$137,974	6.00%	$195,463	8.50%	N/A	N/A
First Business Bank	222,500	9.72	137,290	6.00	194,494	8.50	183,053	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$196,042	8.53%	$103,480	4.50%	$160,970	7.00%	N/A	N/A
First Business Bank	222,500	9.72	102,967	4.50	160,171	7.00	148,731	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$206,104	7.99%	$103,228	4.00%	$103,228	4.00%	N/A	N/A
First Business Bank	222,500	8.67	102,635	4.00	102,635	4.00	128,294	5.00

	As of December 31, 2019
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$239,029	12.01%	$159,185	8.00%	$208,930	10.50%	N/A	N/A
First Business Bank	233,181	11.79	158,177	8.00	207,607	10.50%	$197,721	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$194,456	9.77%	$119,388	6.00%	$169,134	8.50%	N/A	N/A
First Business Bank	212,315	10.74	118,633	6.00	168,063	8.50%	$158,177	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$184,409	9.27%	$89,541	4.50%	$139,286	7.00%	N/A	N/A
First Business Bank	212,315	10.74	88,974	4.50	138,405	7.00%	$128,519	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$194,456	9.27%	$83,950	4.00%	$83,950	4.00%	N/A	N/A
First Business Bank	212,315	10.18	83,414	4.00	83,414	4.00	$104,268	5.00%
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
	(In Thousands)
Stockholders’ equity of the Corporation	$206,162	$194,156
Net unrealized and accumulated losses on specific items	933	1,348
Disallowed servicing assets	(587)	(629)
Disallowed goodwill and other intangibles	(10,466)	(10,466)
Junior subordinated notes	10,062	10,047
Tier 1 capital	206,104	194,456
Allowable general valuation allowances and subordinated debt	52,503	44,573
Total capital	$258,607	$239,029

Note 13 – Earnings per Common Share
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

	For the Year Ended December 31,
	2020	2019
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$16,978	$23,324
Less: earnings allocated to participating securities	423	502
Basic earnings allocated to common shareholders	$16,555	$22,822
Weighted-average common shares outstanding, excluding participating securities	8,384,464	8,515,375
Basic earnings per common share	$1.97	$2.68

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$16,555	$22,822
Weighted-average diluted common shares outstanding, excluding participating securities	8,384,464	8,515,375
Diluted earnings per common share	$1.97	$2.68

Note 14 – Share-Based Compensation
The Corporation adopted the Plan during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. Up to 185,000 shares are authorized for issuance under the Plan, plus all shares previously available for grant under the 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2020, 148,757 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock awards, restricted stock units, and other stock based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally three or four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
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

Restricted stock activity was as follows:

	For the Year Ended December 31,
	2020		2019
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of year	176,935	$22.51	131,621	$21.02
Granted (1)	78,775	25.82	95,265	23.64
Vested	(56,904)	22.26	(48,207)	20.62
Forfeited	(11,002)	22.86	(1,744)	23.67
Nonvested balance as of end of year	187,804	24.29	176,935	22.51

(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of December 31, 2020, the Corporation had $3.2 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.14 years.
Employee Stock Purchase Plan
During 2020, an employee stock purchase plan ("ESPP") was approved by the Corporation’s shareholders and is offered to all qualifying employees, the ESPP is authorized to issue 250,000 shares. The plan qualifies as an ESPP under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may purchase a limited number of shares on the Corporation's common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory item for purposes of share-based compensation expense.
During the year ended December 31, 2020, the Corporation issued 3,967 shares. At December 31, 2020, 246,033 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and the ESPP included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Share-based compensation expense	$1,871	$1,566

Note 15 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3% of the employee’s compensation. The Corporation may also make discretionary profit sharing contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $896,000 and $783,000, and for the years ended December 31, 2020 and 2019, respectively. Discretionary profit sharing contributions for substantially all employees of 5.0%, or $1.2 million, and 4.1%, or $808,000, were made in 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2020 and 2019 was $193,000 and $168,000, respectively. The present value of future payments under the remaining plan of $1.6 million and $1.4 million at December 31, 2020 and 2019, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.7 million and $6.0 million, respectively, at December 31, 2020 and cash surrender values and death benefits of approximately $2.6 million and $6.0 million, respectively, at December 31, 2019. The remaining balance of the cash surrender value of bank-owned life insurance of $49.5 million and $40.2 million as of December 31, 2020 and 2019, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 16 – Income Taxes
Income tax expense consists of the following:

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Current:
Federal	$1,948	$1,483
State	1,386	1,988
Current tax expense	3,334	3,471
Deferred:
Federal	(1,678)	(1,979)
State	(329)	(317)
Deferred tax benefit	(2,007)	(2,296)
Total income tax expense	$1,327	$1,175
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

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2020	December 31, 2019
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$7,276	$5,104
SBA recourse reserve	302	352
Deferred compensation	1,457	1,335
State net operating loss carryforwards	482	526
Tax credit carryforwards	1,831	2,881
Non-accrual loan interest	820	864
Capital loss carryforwards	21	22
Unrealized losses on securities	319	464
Other	356	531
Total deferred tax assets before valuation allowance	12,864	12,079
Valuation allowance	—	—
Total deferred tax assets	12,864	12,079
Deferred tax liabilities:
Leasing and fixed asset activities	4,363	5,841
Loan servicing asset	358	337
Other	926	548
Total deferred tax liabilities	5,647	6,726
Net deferred tax asset	$7,217	$5,353
The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense is as follows:

	December 31, 2020	December 31, 2019
	(In Thousands)
Change in net deferred tax assets	$1,864	$2,181
Deferred taxes allocated to other comprehensive income	143	115
Deferred income tax benefit	$2,007	$2,296
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
The Corporation had state net operating loss carryforwards of approximately $7.7 million and $8.4 million at December 31, 2020 and 2019, respectively, which can be used to offset future state taxable income. The Corporation believes it will be able to fully utilize its Wisconsin state net operating losses under this law and therefore no valuation allowance has been established as of December 31, 2020.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Income before income tax expense	$18,305	$24,499
Tax expense at statutory federal rate of 21% applied to income before income tax expense	$3,844	$5,145
State income tax, net of federal effect	837	1,321
Tax-exempt security and loan income, net of TEFRA adjustments	(648)	(635)
Bank-owned life insurance	(294)	(252)
Tax credits, net	(2,535)	(4,503)
Other	123	99
Total income tax expense	$1,327	$1,175
Effective tax rate	7.25%	4.80%
There were no uncertain tax positions outstanding as of December 31, 2020 and 2019. As of December 31, 2020, tax years remaining open for the State of Wisconsin tax were 2016 through 2019. Federal tax years that remained open were 2017 through 2019. As of December 31, 2020, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 17 – Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees. During the year ended December 31, 2020, a credit valuation adjustment was recognized resulting in a $461,000 allowance.
At December 31, 2020, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $629.1 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between March 2021 and December 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $49.4 million, included in accrued interest receivable and other assets, and as a derivative liability of $58,000, included in accrued interest payable and other liabilities. As of December 31, 2020, no interest rate swaps were in default.
At December 31, 2020, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $629.1 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in March 2021 through December 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet as a net derivative liability of $49.3 million, included in accrued interest payable and other liabilities. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $49.4 million and a gross derivative asset of $58,000. No right of offset existed with the dealer counterparty swaps as of December 31, 2020.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2020 and 2019 had an insignificant impact on the Consolidated Statements of Income.

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

As of December 31, 2020, the aggregate notional value of interest rate swaps designated as cash flow hedges was $114.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $3.0 million was recognized in other comprehensive income for the year ended December 31, 2020 and there was no ineffective portion of these hedges.

Information about the balance sheet location and fair value of the Corporation’s derivative instruments is below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2020	Accrued interest receivable and other assets	$49,377	Accrued interest payable and other liabilities	$49,377
December 31, 2019	Accrued interest receivable and other assets	$18,346	Accrued interest payable and other liabilities	$18,346
Derivatives designated as hedging instruments
December 31, 2020	Accumulated other comprehensive income (1)	$5,550	Accrued interest payable and other liabilities	$5,550
December 31, 2019	Accumulated other comprehensive income (1)	$2,539	Accrued interest payable and other liabilities	$2,539
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
In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2020 and 2019, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2020	2019
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$654,093	$555,374
Standby letters of credit	8,086	8,918

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $723,000 and $1.3 million at December 31, 2020 and 2019, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and For the Year Ended December 31,
	2020	2019
	(In Thousands)
Balance at the beginning of the period	$1,345	$2,956
SBA recourse (benefit) provision	(278)	188
Charge-offs, net	(344)	(1,799)
Balance at the end of the period	$723	$1,345

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$22,629	$—	$22,629
Municipal securities	—	24,779	—	24,779
Residential mortgage-backed securities - government issued	—	10,403	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	—	105,006	—	105,006
Commercial mortgage-backed securities - government issued	—	5,464	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	—	13,365	—	13,365
Other securities	—	2,279	—	2,279
Interest rate swaps	—	49,377	—	49,377
Liabilities:
Interest rate swaps	—	54,927	—	54,927

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$23,758	$—	$23,758
Municipal securities	—	160	—	160
Residential mortgage-backed securities - government issued	—	16,348	—	16,348
Residential mortgage-backed securities - government-sponsored enterprises	—	112,002	—	112,002
Commercial mortgage-backed securities - government issued	—	6,663	—	6,663
Commercial mortgage-backed securities - government-sponsored enterprises	—	11,967	—	11,967
Other securities	—	2,235	—	2,235
Interest rate swaps	—	18,346	—	18,346
Liabilities:
Interest rate swaps	—	20,885	—	20,885

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2020 or 2019 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$17,203	$17,203
Foreclosed properties	—	—	34	34
Loan servicing rights	—	—	1,325	1,325

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$15,699	$15,699
Foreclosed properties	—	—	2,919	2,919
Loan servicing rights	—	—	1,195	1,195
Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $17.2 million and $15.7 million at December 31, 2020 and 2019, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 5% - 91% as of the measurement date of December 31, 2020. The weighted average of those unobservable inputs was 26%. The majority of the impaired loans are considered collateral dependent loans or are supported by a SBA guaranty.

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
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$56,909	$56,909	$56,909	$—	$—
Securities available-for-sale	183,925	183,925	—	183,925	—
Securities held-to-maturity	26,374	27,333	—	27,333	—
Loans held for sale	8,695	9,478	—	9,478	—
Loans and lease receivables, net	2,117,449	2,121,107	—	—	2,121,107
Federal Home Loan Bank stock	13,578	N/A	N/A	N/A	N/A
Accrued interest receivable	8,564	8,564	8,564	—	—
Interest rate swaps	49,377	49,377	—	49,377	—
Financial liabilities:
Deposits	1,855,516	1,856,910	1,743,314	113,596	—
Federal Home Loan Bank advances and other borrowings	419,167	429,347	—	429,347	—
Junior subordinated notes	10,062	9,986	—	—	9,986
Accrued interest payable	1,578	1,578	1,578	—	—
Interest rate swaps	54,927	54,927	—	54,927	—
Off-balance sheet items:
Standby letters of credit	75	75	—	—	75
    N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2019
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,102	$67,102	$61,202	$5,900	$—
Securities available-for-sale	173,133	173,133	—	173,133	—
Securities held-to-maturity	32,700	33,188	—	33,188	—
Loans held for sale	5,205	5,673	—	5,673	—
Loans and lease receivables, net	1,695,115	1,706,201	—	—	1,706,201
Federal Home Loan Bank stock	7,953	N/A	N/A	N/A	N/A
Accrued interest receivable	5,760	5,760	5,760	—	—
Interest rate swaps	18,346	18,346	—	18,346	—
Financial liabilities:
Deposits	1,530,379	1,532,517	1,241,891	290,626	—
Federal Home Loan Bank advances and other borrowings	319,382	319,507	—	319,507	—
Junior subordinated notes	10,047	9,970	—	—	9,970
Accrued interest payable	2,882	2,882	2,882	—	—
Interest rate swaps	20,885	20,885	—	20,885	—
Off-balance sheet items:
Standby letters of credit	63	63	—	—	63
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

Note 20 – Condensed Parent Only Financial Information
The following represents the condensed financial information of the Corporation only:
Condensed Balance Sheets

	December 31, 2020	December 31, 2019
	(In Thousands)
Assets
Cash and cash equivalents	$3,268	$1,437
Investments in subsidiaries, at equity	232,935	222,377
Premises and equipment, net	1,325	1,592
Right-of-use assets	3,797	4,234
Other assets	5,819	6,436
Total assets	$247,144	$236,076
Liabilities and Stockholders’ Equity
Junior subordinated notes and other borrowings	$33,809	$33,754
Lease liabilities	4,114	4,533
Accrued interest payable and other liabilities	3,059	3,633
Total liabilities	40,982	41,920
Stockholders’ equity	206,162	194,156
Total liabilities and stockholders’ equity	$247,144	$236,076

Condensed Statements of Income

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Net interest expense	$2,540	$2,949
Non-interest income
Consulting and rental income from consolidated subsidiaries	21,320	20,468
Other non-interest income	34	84
Total non-interest income	21,354	20,552
Non-interest expense	24,507	24,121
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	5,693	6,518
Income tax benefit	1,388	1,659
Loss before equity in undistributed net income of consolidated subsidiaries	4,305	4,859
Equity in undistributed net income of consolidated subsidiaries	21,283	28,183
Net income	$16,978	$23,324

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Operating activities
Net income	$16,978	$23,324
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(21,283)	(28,183)
Share-based compensation	1,871	1,566
Excess tax expense (benefit) from share-based compensation	8	(37)
Payments on operating lease liabilities	(560)	(547)
Net (decreases) increases in other liabilities	(574)	843
Other, net	560	(750)
Net cash used in operating activities	(3,000)	(3,784)
Investing activities
Dividends received from subsidiaries	12,034	14,034
Net cash provided by investing activities	12,034	14,034
Financing activities
Net increase (decrease) in long-term borrowed funds	55	(48)
Proceeds from issuance of subordinated notes payable	—	15,000
Repayment of subordinated notes payable	—	(15,000)
Purchase of treasury stock	(1,672)	(7,248)
Cash dividends paid	(5,652)	(5,216)
Net proceeds from purchases of ESPP shares	66	—
Net cash used in financing activities	(7,203)	(12,512)
Net increase (decrease) in cash and due from banks	1,831	(2,262)
Cash and cash equivalents at the beginning of the period	1,437	3,699
Cash and cash equivalents at the end of the period	$3,268	$1,437

Note 21 – Condensed Quarterly Earnings (unaudited)

	2020				2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$25,770	$22,276	$22,761	$23,372	$25,613	$25,438	$25,309	$25,679
Interest expense	3,258	3,655	3,873	6,322	7,139	8,662	8,457	7,925
Net interest income	22,512	18,621	18,888	17,050	18,474	16,776	16,852	17,754
Provision for loan and lease losses	4,322	3,835	5,469	3,182	1,472	1,349	(784)	49
Non-interest income	6,799	7,408	6,319	6,414	7,189	5,792	5,805	4,638
Non-interest expense	17,651	16,758	18,343	16,146	16,773	14,716	17,464	17,742
Income before income tax expense	7,338	5,436	1,395	4,136	7,418	6,503	5,977	4,601
Income tax expense (benefit)	1,254	1,143	(1,928)	858	1,650	1,418	(595)	(1,298)
Net income	$6,084	$4,293	$3,323	$3,278	$5,768	$5,085	$6,572	$5,899
Per common share:
Basic earnings	$0.71	$0.50	$0.38	$0.38	$0.67	$0.59	$0.75	$0.67
Diluted earnings	0.71	0.50	0.38	0.38	0.67	0.59	0.75	0.67
Dividends declared	0.165	0.165	0.165	0.165	0.15	0.15	0.15	0.15

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
First Business Financial Services, Inc.
Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. (the "Corporation") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Corporation management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance and Provision for Loan and Lease Losses – Qualitative Factors
As described in Notes 1- Nature of Operations and Summary of Significant Accounting Policies, and 5- Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses to the consolidated financial statements, the Corporation’s allowance for loan and lease loss is a material accounting estimate that requires significant management judgment in the evaluation of credit quality and the application of qualitative factors. The allowance for loan and lease loss is composed of loans collectively and individually evaluated for impairment. The specific allowance on the loans individually evaluated for impairment include loans and leases which are defined as non-accrual and restructured loans. The portion of the allowance for the collectively evaluated loans is reliant upon historical experience, as well as quantitatively and qualitative factors.
The calculation of the allowance for loan losses involves significant estimates and subjective assumptions, which require a high degree of judgment. The methodology applied for determining inherent losses stems for current risk characteristics of the loan and lease portfolio, an assessment of individual impaired loans and leases, actual loss experience and adverse situations which may affect the borrower’s ability to repay. The collectively evaluated component of the allowance for loan and lease losses utilizes a historical loss rate calculation for each loan and lease category with similar risk characteristics. The average loss rates are adjusted for qualitative factors and applied to the end of period loan and lease portfolio balances to estimate probable incurred losses in the loan and lease portfolio. The qualitative factors and measurements used to quantify the risks within each of these categories are subjectively selected by management, using certain objective measurements period over period. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk within each loan and lease category. The qualitative factor is increased or decreased for each loan and lease category based on management’s assessment of these qualitative factors: management’s ongoing review and grading of the loan and lease portfolios, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, and other qualitative factors that could affect credit losses. The evaluation of these factors contributes significantly to the collectively evaluated for impairment component of the estimate for the allowance for loan and lease losses. We identified auditing the estimate of the aggregate effect of the qualitative factors as a critical audit matter as it involved especially subjective auditor judgment. Auditing management’s determination of qualitative factors involved especially subjective auditor judgment because management’s estimate relies on an inherently subjective analysis to determine the quantitative impact the factors have on the allowance. Management’s analysis of these factors requires significant judgment.
The primary procedures we performed to address this critical audit matter included:
Testing the effectiveness of controls over the evaluation of the items used to estimate the qualitative factors, including controls addressing:
•The reliability of data used as the basis for the adjustments relating to qualitative factors;
•Management’s judgments related to the assessed level of risk and the qualitative factor assigned used adjust the average loss rates;
•The math accuracy of the dollar amount applied to the qualitative factor; and
•Managements review of trends and the movement within each qualitative factor and the overall allowance balance.

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors which included:
•Evaluation of the reliability and relevancy of data used as a basis for the adjustments relating to qualitative factors;
•Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance;
•Analytically evaluating the collectively evaluated for impairment component year over year;
•Verifying the mathematical accuracy of the adjustment factors for the qualitative component
•Evaluating the reasonableness of the qualitative factor allowance allocation derived by management;
•Recalculating the dollar amount of the reserve derived from the qualitative factor assessment; and
•Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.

/s/ Crowe LLP

We have served as the Company’s auditor since 2017, which is the year the engagement letter was signed for the audit of the 2018 financial statements.
Oak Brook, Illinois
February 24, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

    There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

    Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2020.

    Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information
    None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(b)Executive Officers of the Registrant. The information presented in Item 1 of this document is incorporated herein by reference.
(c)Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.bank. The Corporation intends to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and persons performing similar functions, by posting such information to the Corporation’s website.
(d)Audit Committee. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.

Item 11. Executive Compensation
    Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the captions “Executive Compensation”, “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
    Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the caption “Principal Shareholders” is incorporated herein by reference. Information with respect to compensation plans in the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the captions “Related Party Transactions” and “Item 1 - Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 30, 2021 under the caption “Miscellaneous” is incorporated herein by reference.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

4.2	Description of Registrant’s Securities (filed herewith)

10.1*	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.2*	Form of Executive Change-in-Control and Severance Agreement (filed herewith)

10.3*
Amended and Restated Agreement effective December 22, 2014 between First Business Bank and Corey A. Chambas (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.4*
First Amendment of Agreement by and between First Business Bank and Corey Chambas (Amended and Restated December 22, 2014) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016)

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

10.7*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 27, 2020)

10.8*	Form of Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

10.9*	Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

10.10*	Form of Performance-Based Restricted Stock Unit Agreement - Retiree (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on February 27, 2020)

10.11*	Form of Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

10.12*	Form of Performance-Based Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on February 27, 2020)

10.13*	Form of Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed July 26, 2019)

10.14*	Form of Restricted Stock Agreement - Director (incorporated by reference to the Quarterly Report on Form 10-Q filed April 24, 2020.

21	Subsidiaries of the Registrant

23	Consent of Crowe LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary
    None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 24, 2021	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	February 24, 2021
Corey A. Chambas	(principal executive officer)

/s/ Edward G. Sloane, Jr.	Chief Financial Officer	February 24, 2021
Edward G. Sloane, Jr.	(principal financial officer)

/s/ Brian D. Spielmann	Chief Accounting Officer	February 24, 2021
Brian D. Spielmann	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 24, 2021
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 24, 2021
Laurie S. Benson

/s/ Mark D. Bugher	Director	February 24, 2021
Mark D. Bugher

/s/ Carla C. Chavarria	Director	February 24, 2021
Carla C. Chavarria

/s/ Jan A. Eddy	Director	February 24, 2021
Jan A. Eddy

/s/ John J. Harris	Director	February 24, 2021
John J. Harris

/s/ Ralph R. Kauten	Director	February 24, 2021
Ralph R. Kauten

/s/ Timothy J. Keane	Director	February 24, 2021
Timothy J. Keane

/s/ W. Kent Lorenz	Director	February 24, 2021
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 24, 2021
Daniel P. Olszewski

/s/ Carol P. Sanders	Director	February 24, 2021
Carol P. Sanders