Form 10-Q
period 2021-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2021-04-30
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 29, 2021 was 8,568,955 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$20,129	$29,538
Short-term investments	38,745	27,371
Cash and cash equivalents	58,874	56,909
Securities available-for-sale, at fair value	173,261	183,925
Securities held-to-maturity, at amortized cost	24,783	26,374
Loans held for sale	6,576	8,695
Loans and leases receivable, net of allowance for loan and lease losses of $28,982 and $28,521, respectively	2,206,130	2,117,449
Premises and equipment, net	1,923	1,998
Foreclosed properties	31	34
Right-of-use assets, net	5,486	5,814
Bank-owned life insurance	52,537	52,188
Federal Home Loan Bank stock, at cost	14,941	13,578
Goodwill and other intangible assets	12,055	12,018
Derivatives	26,104	49,377
Accrued interest receivable and other assets	38,017	39,478
Total assets	$2,620,718	$2,567,837
Liabilities and Stockholders’ Equity
Deposits	$1,902,718	$1,855,516
Federal Home Loan Bank advances and other borrowings	448,417	419,167
Junior subordinated notes	10,065	10,062
Lease liabilities	6,040	6,386
Derivatives	29,565	54,927
Accrued interest payable and other liabilities	9,422	15,617
Total liabilities	2,406,227	2,361,675
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,320,490 and 9,234,460 shares issued, 8,638,195 and 8,566,960 shares outstanding at March 31, 2021 and December 31, 2020, respectively	93	92
Additional paid-in capital	83,694	83,125
Retained earnings	148,621	140,431
Accumulated other comprehensive loss	(1,038)	(933)
Treasury stock, 682,295 and 667,500 shares at March 31, 2021 and December 31, 2020, respectively, at cost	(16,879)	(16,553)
Total stockholders’ equity	214,491	206,162
Total liabilities and stockholders’ equity	$2,620,718	$2,567,837

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$22,795	$21,849
Securities	853	1,188
Short-term investments	158	335
Total interest income	23,806	23,372
Interest expense
Deposits	1,019	4,116
Federal Home Loan Bank advances and other borrowings	1,650	1,929
Junior subordinated notes	274	277
Total interest expense	2,943	6,322
Net interest income	20,863	17,050
Provision for loan and lease losses	(2,068)	3,182
Net interest income after provision for loan and lease losses	22,931	13,868
Non-interest income
Private wealth management service fees	2,407	2,112
Gain on sale of Small Business Administration loans	1,078	265
Service charges on deposits	917	818
Loan fees	545	485
Increase in cash surrender value of bank-owned life insurance	350	295
Net loss on sale of securities	—	(4)
Swap fees	684	1,681
Other non-interest income	1,214	762
Total non-interest income	7,195	6,414
Non-interest expense
Compensation	12,657	11,052
Occupancy	552	572
Professional fees	866	819
Data processing	770	677
Marketing	391	461
Equipment	246	291
Computer software	1,115	889
FDIC insurance	362	208
Collateral liquidation costs	94	121
Net loss on foreclosed properties	3	102
Impairment of tax credit investments	—	113
SBA recourse (benefit) provision	(130)	25
Other non-interest expense	404	816
Total non-interest expense	17,330	16,146
Income before income tax expense	12,796	4,136
Income tax expense	3,065	858
Net income	$9,731	$3,278
Earnings per common share
Basic	$1.12	$0.38
Diluted	1.12	0.38
Dividends declared per share	0.18	0.165

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Net income	$9,731	$3,278
Other comprehensive (loss) income, before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(2,238)	4,501
Reclassification adjustment for net loss realized in net income	—	4
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	8	10
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	2,089	(3,625)
Income tax benefit (expense)	36	(227)
Total other comprehensive (loss) gain	(105)	663
Comprehensive income	$9,626	$3,941

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	3,278	—	—	3,278
Other comprehensive income	—	—	—	—	663	—	663
Share-based compensation - restricted shares, net	63,684	—	417	—	—	—	417
Cash dividends ($0.165 per share)	—	—	—	(1,410)	—	—	(1,410)
Treasury stock purchased	(58,594)	—	—	—	—	(1,447)	(1,447)
Balance at March 31, 2020	8,571,134	$92	$81,605	$130,973	$(685)	$(16,328)	$195,657

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2021	8,566,960	$92	$83,125	$140,431	$(933)	$(16,553)	$206,162
Net income	—	—	—	9,731	—	—	9,731
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Share-based compensation - restricted shares and employee stock purchase plan	84,255	1	530	—	—	—	531
Issuance of common stock under the employee stock purchase plan	1,775	—	39	—	—	—	39
Cash dividends ($0.18 per share)	—	—	—	(1,541)	—	—	(1,541)
Treasury stock purchased	(14,795)	—	—	—	—	(326)	(326)
Balance at March 31, 2021	8,638,195	$93	$83,694	$148,621	$(1,038)	$(16,879)	$214,491

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Operating activities
Net income	$9,731	$3,278
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,242)	(26)
Impairment of tax credit investments	—	113
Provision for loan and lease losses	(2,068)	3,182
SBA recourse (benefit) provision	(130)	25
Derivative credit valuation adjustment	(170)	—
Depreciation, amortization and accretion, net	956	806
Share-based compensation	531	417
Net loss on sale of securities	—	4
Increase in bank-owned life insurance policies	(350)	(295)
Origination of loans for sale	(13,674)	(15,709)
Sale of SBA loans originated for sale	16,871	14,848
Gain on sale of loans originated for sale	(1,078)	(265)
Net loss on foreclosed properties, including impairment valuation	3	102
Excess tax benefit from share-based compensation	(7)	18
Payments on operating lease liabilities	(393)	(387)
Payments received on operating leases	39	28
Net increase in accrued interest receivable and other assets	(4,979)	(40,050)
Net increase in accrued interest payable and other liabilities	2,789	35,138
Net cash provided by operating activities	6,829	1,227
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	17,222	9,458
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,580	1,910
Proceeds from sale of available-for-sale securities	—	839
Purchases of available-for-sale securities	(9,030)	(8,286)
Proceeds from sale of foreclosed properties	—	1,148
Net increase in loans and leases	(86,613)	(28,719)
Returns of investments in limited partnerships	60	—
Investment in historic development entities	—	(259)
Distribution from historic development entities	49	30
Investment in low-income housing	(1,307)	—
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	(3,614)	(2,040)
Proceeds from the sale of Federal Home Loan Bank stock	2,250	260
Purchases of leasehold improvements and equipment, net	(89)	(88)
Purchases of bank-owned life insurance policies	—	(8,000)
Net cash used in investing activities	(79,492)	(33,747)
Financing activities
Net increase (decrease) in deposits	47,202	(30,253)
Proceeds from Federal Home Loan Bank advances	290,300	260,000
Repayment of Federal Home Loan Bank advances	(269,000)	(166,500)
Net increase in long-term borrowed funds	7,954	14
Cash dividends paid	(1,541)	(1,410)
Proceeds from issuance of common stock under ESPP	39	—

Purchase of treasury stock	(326)	(1,447)
Net cash provided by financing activities	74,628	60,404
Net decrease in cash and cash equivalents	1,965	27,884
Cash and cash equivalents at the beginning of the period	56,909	67,102
Cash and cash equivalents at the end of the period	$58,874	$94,986
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$4,856	$7,250
Income taxes paid	32	(8)
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City Metro. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services and bank consulting services. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) has not been consolidated into the financial statements.
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2021. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2020.
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
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)," which provides temporary, optional practical expedients and exceptions to ease the potential burden of transitioning to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Corporation is currently evaluating the impact of ASU 2020-04 on its financial position, results of operations and liquidity. The adoption of this standard is not expected to have a material effect on the Corporation's operating results or financial condition.
In January, 2021, the FASB released ASU 2021-01, ‘Reference Rate Reform (Topic 848),’ which clarifies that certain optional expedients and exceptions in topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition related to reference rate reform. The amendments in this update are effective immediately for all entities. An entity may elect to apply the amendments in the update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Corporation does not expect this amendment to have a material effect on its financial statements.

Note 2 — Other Events

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
The full long-term impact of the COVID-19 pandemic is unknown and continues to evolve. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak has had a significant adverse impact on certain industries the Corporation serves, including retail, restaurants and food services, hospitality, and entertainment. As of March 31, 2021, the Corporation’s aggregate outstanding exposure in these segments was $194.5 million, or 9.9% of the Corporation’s gross loans and leases. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.
The Corporation provided loan payment deferrals for certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of March 31, 2021, the Corporation had seven deferral requests outstanding, representing $13.0 million in total loans, or 0.7% of gross loans and leases, excluding gross PPP loans, compared to $27.0 million, or 1.4% of gross loans and leases, excluding gross PPP loans as of December 31, 2020. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loan will not be reported as past due during the deferral period.
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
As of March 31, 2021, the Corporation had $272.7 million in gross PPP loans outstanding and deferred processing fees outstanding of $5.1 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three months ended March 31, 2021, $2.2 million was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.

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

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$9,731	$3,278
Less: earnings allocated to participating securities	251	78
Basic earnings allocated to common shareholders	$9,480	$3,200
Weighted-average common shares outstanding, excluding participating securities	8,429,149	8,388,666
Basic earnings per common share	$1.12	$0.38

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$9,480	$3,200
Weighted-average diluted common shares outstanding, excluding participating securities	8,429,149	8,388,666
Diluted earnings per common share	$1.12	$0.38

Note 4 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2021, 40,953 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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
The Corporation may issue a combination of performance-based restricted stock units and restricted stock awards to its executive officers. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return

(“TSR”) and Return on Average Equity (“ROAE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance-based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROAE metric will be adjusted if there is a change in the expectation of ROAE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2020 and the three months ended March 31, 2021 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2020	176,935	$22.51
Granted (1)	78,775	25.82
Vested	(56,904)	22.26
Forfeited	(11,002)	22.86
Nonvested balance as of December 31, 2020	187,804	24.29
Granted (1)	85,435	23.18
Vested	(25,897)	24.04
Forfeited	(1,180)	23.12
Nonvested balance as of March 31, 2021	246,162	$23.94
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of March 31, 2021, the Corporation had $4.7 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.54 years.

Employee Stock Purchase Plan
During 2020, an employee stock purchase plan ("ESPP") was approved by the Corporation’s shareholders and is offered to all qualifying employees, the Company is authorized to issue up to 250,000 shares under the ESPP. The plan qualifies as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may elect to purchase a limited number of shares on the Corporation's common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory item for purposes of share-based compensation expense.
During the three months ended March 31, 2021, the Corporation issued 1,775 shares of common stock under the ESPP. As of March 31, 2021, 244,258 shares remained available for issuance under the ESPP.
For the three months ended March 31, 2021 and 2020, share-based compensation expense related to restricted stock and the ESPP included in the unaudited Consolidated Statements of Income was $531,000 and $417,000, respectively.

Note 5 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,431	$7	$(203)	$22,235
Municipal securities	23,986	419	(130)	24,275
Residential mortgage-backed securities - government issued	8,951	431	—	9,382
Residential mortgage-backed securities - government-sponsored enterprises	89,139	1,867	(401)	90,605
Commercial mortgage-backed securities - government issued	4,689	120	—	4,809
Commercial mortgage-backed securities - government-sponsored enterprises	19,754	367	(432)	19,689
Other securities	2,205	61	—	2,266
	$171,155	$3,272	$(1,166)	$173,261

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,699	$9	$(79)	$22,629
Municipal securities	24,067	716	(4)	24,779
Residential mortgage-backed securities - government issued	9,894	509	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	102,843	2,212	(49)	105,006
Commercial mortgage-backed securities - government issued	5,289	175	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	12,584	781	—	13,365
Other securities	2,205	74	—	2,279
	$179,581	$4,476	$(132)	$183,925

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$16,197	$342	$(19)	$16,520
Residential mortgage-backed securities - government issued	3,105	93	—	3,198
Residential mortgage-backed securities - government-sponsored enterprises	3,470	125	—	3,595
Commercial mortgage-backed securities - government-sponsored enterprises	2,011	213	—	2,224
	$24,783	$773	$(19)	$25,537

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$17,106	$417	$(15)	$17,508
Residential mortgage-backed securities - government issued	3,564	112	—	3,676
Residential mortgage-backed securities - government-sponsored enterprises	3,693	163	—	3,856
Commercial mortgage-backed securities - government-sponsored enterprises	2,011	282	—	2,293
	$26,374	$974	$(15)	$27,333

U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were no sales of available-for-sale securities that occurred during the three months ended March 31, 2021 and one sale of available-for-sale securities that occurred during the three months ended March 31, 2020.

At March 31, 2021 and December 31, 2020, securities with a fair value of $29.7 million and $73.7 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at March 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—	$2,663	$2,672
Due in one year through five years	8,575	8,770	11,129	11,306
Due in five through ten years	41,310	42,045	8,754	9,213
Due in over ten years	121,270	122,446	2,237	2,346
	$171,155	$173,261	$24,783	$25,537

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2021 and December 31, 2020. At March 31, 2021, the Corporation held 26 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2021, the Corporation held four available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2021 and 2020.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$3,374	$126	$14,357	$77	$17,731	$203
Municipal securities	10,192	130	—	—	10,192	130
Residential mortgage-backed securities - government-sponsored enterprises	18,247	401	—	—	18,247	401
Commercial mortgage-backed securities - government-sponsored enterprises	8,832	432	—	—	8,832	432
	$40,645	$1,089	$14,357	$77	$55,002	$1,166

	As of December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$11,602	$45	$4,031	$34	$15,633	$79
Municipal securities	2,863	4	—	—	2,863	4
Residential mortgage-backed securities - government-sponsored enterprises	19,078	49	—	—	19,078	49
	$33,543	$98	$4,031	$34	$37,574	$132

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2021 and December 31, 2020. At March 31, 2021, the Corporation held three held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. There were two held-to-maturity securities that had been in a continuous loss position for twelve months or greater as of March 31, 2021. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2021 and 2020.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$—	$—	$484	$19	$484	$19
Residential mortgage-backed securities - government issued	5	—	—	—	5	—
	$5	$—	$484	$19	$489	$19

	As of December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$276	$13	$213	$2	$489	$15

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2021	December 31, 2020
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$256,812	$253,882
Commercial real estate — non-owner occupied	592,090	564,532
Land development	46,544	49,839
Construction	151,345	141,043
Multi-family	322,384	311,556
1-4 family	23,319	38,284
Total commercial real estate	1,392,494	1,359,136
Commercial and industrial	784,305	732,318
Direct financing leases	19,616	22,331
Consumer and other:
Home equity and second mortgages	6,719	7,833
Other	38,266	28,897
Total consumer and other	44,985	36,730
Total gross loans and leases receivable	2,241,400	2,150,515
Less:
Allowance for loan and lease losses	28,982	28,521
Deferred loan fees	6,288	4,545
Loans and leases receivable, net	$2,206,130	$2,117,449
As of March 31, 2021 and December 31, 2020, the Corporation had $272.7 million and $228.9 million, respectively, in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $5.1 million and $3.5 million, respectively, included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans comprised of the following:

	March 31, 2021	December 31, 2020
	(In Thousands)
SBA 7(a) loans	$33,870	$36,266
SBA 504 loans	30,004	26,327
SBA Express loans and lines of credit	910	1,251
SBA PPP loans	272,664	228,870
Total SBA loans	$337,448	$292,714
As of March 31, 2021 and December 31, 2020, $8.6 million and $9.3 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended March 31, 2021, and 2020, was $10.6 million and $2.7 million, respectively.

Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2021, and 2020, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2021, and December 31, 2020, was $82.7 million and $79.5 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended March 31, 2021, and 2020, was $5.2 million and $11.9 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2021, and December 31, 2020, was $151.3 million and $153.6 million, respectively. As of March 31, 2021, and December 31, 2020, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $259.9 million and $276.5 million, respectively. As of March 31, 2021 and December 31, 2020, the non-SBA originated participation portfolio contained an impaired loan totaling $3.0 million with a sold portion of $4.2 million. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the unaudited Consolidated Balance Sheets as of March 31, 2021, and the total of loan participations purchased as of December 31, 2020 was $410,000.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	March 31, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$204,135	$26,314	$24,194	$2,169	$256,812
Commercial real estate — non-owner occupied	467,823	75,026	46,225	3,016	592,090
Land development	45,022	1,340	182	—	46,544
Construction	111,372	11,988	27,985	—	151,345
Multi-family	280,736	31,623	10,025	—	322,384
1-4 family	20,113	415	2,298	493	23,319
Total commercial real estate	1,129,201	146,706	110,909	5,678	1,392,494
Commercial and industrial	696,621	25,239	49,670	12,775	784,305
Direct financing leases, net	13,239	678	5,650	49	19,616
Consumer and other:
Home equity and second mortgages	6,104	—	81	534	6,719
Other	38,087	164	—	15	38,266
Total consumer and other	44,191	164	81	549	44,985
Total gross loans and leases receivable	$1,883,252	$172,787	$166,310	$19,051	$2,241,400
Category as a % of total portfolio	84.02%	7.71%	7.42%	0.85%	100.00%

	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$185,943	$34,917	$27,593	$5,429	$253,882
Commercial real estate — non-owner occupied	432,053	90,942	37,754	3,783	564,532
Land development	47,777	987	185	890	49,839
Construction	104,083	26,444	10,516	—	141,043
Multi-family	278,145	23,386	10,025	—	311,556
1-4 family	35,053	620	2,315	296	38,284
Total commercial real estate	1,083,054	177,296	88,388	10,398	1,359,136
Commercial and industrial	623,346	27,201	65,616	16,155	732,318
Direct financing leases, net	15,597	730	5,955	49	22,331
Consumer and other:
Home equity and second mortgages	7,206	496	91	40	7,833
Other	28,701	175	—	21	28,897
Total consumer and other	35,907	671	91	61	36,730
Total gross loans and leases receivable	$1,757,904	$205,898	$160,050	$26,663	$2,150,515
Category as a % of total portfolio	81.75%	9.57%	7.44%	1.24%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$254,643	$254,643
Non-owner occupied	—	—	—	—	589,074	589,074
Land development	—	—	—	—	46,544	46,544
Construction	—	—	—	—	151,345	151,345
Multi-family	—	—	—	—	322,384	322,384
1-4 family	—	—	—	—	22,826	22,826
Commercial and industrial	1,349	570	—	1,919	769,670	771,589
Direct financing leases, net	—	—	—	—	19,567	19,567
Consumer and other:
Home equity and second mortgages	—	—	—	—	6,185	6,185
Other	—	—	—	—	38,251	38,251
Total	1,349	570	—	1,919	2,220,489	2,222,408
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	1,897	2,169
Non-owner occupied	—	—	—	—	3,016	3,016
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	247	247	246	493
Commercial and industrial	3,991	366	5,911	10,268	2,448	12,716
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	496	—	496	38	534
Other	—	—	15	15	—	15
Total	3,991	862	6,445	11,298	7,694	18,992
Total loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	256,540	256,812
Non-owner occupied	—	—	—	—	592,090	592,090
Land development	—	—	—	—	46,544	46,544
Construction	—	—	—	—	151,345	151,345
Multi-family	—	—	—	—	322,384	322,384
1-4 family	—	—	247	247	23,072	23,319
Commercial and industrial	5,340	936	5,911	12,187	772,118	784,305
Direct financing leases, net	—	—	—	—	19,616	19,616
Consumer and other:
Home equity and second mortgages	—	496	—	496	6,223	6,719
Other	—	—	15	15	38,251	38,266
Total	$5,340	$1,432	$6,445	$13,217	$2,228,183	$2,241,400
Percent of portfolio	0.24%	0.06%	0.29%	0.59%	99.41%	100.00%

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$248,453	$248,453
Non-owner occupied	—	—	—	—	560,749	560,749
Land development	7,784	—	—	7,784	41,165	48,949
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	37,988	38,034
Commercial and industrial	663	111	—	774	715,389	716,163
Direct financing leases, net	—	—	—	—	22,282	22,282
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,793	7,793
Other	—	—	—	—	28,876	28,876
Total	8,447	157	—	8,604	2,115,294	2,123,898
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	5,157	5,429
Non-owner occupied	—	—	3,783	3,783	—	3,783
Land development	890	—	—	890	—	890
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	250	250
Commercial and industrial	103	342	7,557	8,002	8,153	16,155
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	40	40
Other	—	—	21	21	—	21
Total	993	342	11,633	12,968	13,649	26,617
Total loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	253,610	253,882
Non-owner occupied	—	—	3,783	3,783	560,749	564,532
Land development	8,674	—	—	8,674	41,165	49,839
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	38,238	38,284
Commercial and industrial	766	453	7,557	8,776	723,542	732,318
Direct financing leases, net	—	—	—	—	22,331	22,331
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,833	7,833
Other	—	—	21	21	28,876	28,897
Total	$9,440	$499	$11,633	$21,572	$2,128,943	$2,150,515
Percent of portfolio	0.44%	0.02%	0.54%	1.00%	99.00%	100.00%

The Corporation’s total impaired assets consisted of the following:

	March 31, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$2,169	$5,429
Commercial real estate — non-owner occupied	3,016	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	493	250
Total non-accrual commercial real estate	5,678	10,352
Commercial and industrial	12,716	16,155
Direct financing leases, net	49	49
Consumer and other:
Home equity and second mortgages	534	40
Other	15	21
Total non-accrual consumer and other loans	549	61
Total non-accrual loans and leases	18,992	26,617
Foreclosed properties, net	31	34
Total non-performing assets	19,023	26,651
Performing troubled debt restructurings	59	46
Total impaired assets	$19,082	$26,697

	March 31, 2021	December 31, 2020
Total non-accrual loans and leases to gross loans and leases	0.85%	1.24%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.85	1.24
Total non-performing assets to total assets	0.73	1.04
Allowance for loan and lease losses to gross loans and leases	1.29	1.33
Allowance for loan and lease losses to non-accrual loans and leases	152.60	107.15
As of March 31, 2021, and December 31, 2020, $4.8 million and $6.5 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. The Corporation has allocated $765,000 and $760,000 of specific reserves to troubled debt restructurings as of March 31, 2021 and December 31, 2020, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of March 31, 2021.
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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended March 31,
	2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	2	$299	$299
Commercial and industrial	4	1,426	1,413
Total	6	$1,725	$1,712

During the three months ended March 31, 2021, no loans were modified to a troubled debt restructuring.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the three months ended March 31, 2020, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were no loans modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three months ended March 31, 2021. There was one commercial and industrial loan for $2.1 million and two owner-occupied commercial real estate loans for $3.6 million modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2020.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Three Months Ended March 31, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,139	$1,166	$—	$3,227	$75	$—	$75
Non-owner occupied	3,016	5,795	—	3,221	133	15	118
Land development	—	—	—	30	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	493	252	—	291	43	3	40
Commercial and industrial	5,232	6,392	—	8,136	133	43	90
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	496	496	—	6	6	—	6
Other	15	682	—	18	9	—	9
Total	10,391	14,783	—	14,929	399	61	338
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,030	1,030	485	1,044	60	—	60
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	7,543	8,680	2,947	6,030	141	7	134
Direct financing leases, net	49	49	49	49	1	—	1
Consumer and other:
Home equity and second mortgages	38	38	6	39	2	—	2
Other	—	—	—	—	—	—	—
Total	8,660	9,797	3,487	7,162	204	7	197
Total:
Commercial real estate:
Owner occupied	2,169	2,196	485	4,271	135	—	135
Non-owner occupied	3,016	5,795	—	3,221	133	15	118
Land development	—	—	—	30	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	493	252	—	291	43	3	40
Commercial and industrial	12,775	15,072	2,947	14,166	274	50	224
Direct financing leases, net	49	49	49	49	1	—	1
Consumer and other:
Home equity and second mortgages	534	534	6	45	8	—	8
Other	15	682	—	18	9	—	9
Grand total	$19,051	$24,580	$3,487	$22,091	$603	$68	$535
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,338	$4,365	$—	$4,565	$291	$72	$219
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	46	51	—	307	31	141	(110)
Commercial and industrial	9,888	12,337	—	13,951	1,219	423	796
Direct financing leases, net	—	—	—	89	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	—	—
Other	21	688	—	85	41	—	41
Total	18,966	29,191	—	21,709	2,082	636	1,446
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,091	4,792	471	2,349	384	—	384
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	250	250	29	21	—	—	—
Commercial and industrial	6,267	6,972	3,125	3,585	324	—	324
Direct financing leases, net	49	49	49	39	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	—	1	—	1
Other	—	—	—	—	—	—	—
Total	7,697	12,103	3,681	5,994	712	—	712
Total:
Commercial real estate:
Owner occupied	5,429	9,157	471	6,914	675	72	603
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	296	301	29	328	31	141	(110)
Commercial and industrial	16,155	19,309	3,125	17,536	1,543	423	1,120
Direct financing leases, net	49	49	49	128	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	1	1	—	1
Other	21	688	—	85	41	—	41
Grand total	$26,663	$41,294	$3,681	$27,703	$2,794	$636	$2,158
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $5.5 million and $14.6 million as of March 31, 2021, and December 31, 2020, respectively, represents partial charge-offs of loans and leases resulting from losses due to the valuation of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $59,000 and $46,000 of loans as of March 31, 2021, and December 31, 2020, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	—	(144)	—	(144)
Recoveries	2,219	453	1	2,673
Net recoveries	2,219	309	1	2,529
Provision for loan and lease losses	(931)	(1,358)	221	(2,068)
Ending balance	$18,445	$9,544	$993	$28,982

	As of and for the Three Months Ended March 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	—	(125)	(6)	(131)
Recoveries	1	176	—	177
Net recoveries (charge-offs)	1	51	(6)	46
Provision for loan and lease losses	1,744	1,193	245	3,182
Ending balance	$12,597	$9,322	$829	$22,748

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of March 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$17,960	$6,548	$987	$25,495
Individually evaluated for impairment	485	2,996	6	3,487
Total	$18,445	$9,544	$993	$28,982
Loans and lease receivables:
Collectively evaluated for impairment	$1,386,816	$791,097	$44,436	$2,222,349
Individually evaluated for impairment	5,678	12,824	549	19,051
Total	$1,392,494	$803,921	$44,985	$2,241,400

	As of December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$16,657	$7,419	$764	$24,840
Individually evaluated for impairment	500	3,174	7	3,681
Total	$17,157	$10,593	$771	$28,521
Loans and lease receivables:
Collectively evaluated for impairment	$1,348,738	$738,445	$36,669	$2,123,852
Individually evaluated for impairment	10,398	16,204	61	26,663
Total	$1,359,136	$754,649	$36,730	$2,150,515

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
The Corporation entered into a sublease for vacated office space which expires in 2023.

The components of total lease expense were as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Operating lease cost	$375	$372
Short-term lease cost	39	74
Variable lease cost	129	127
Less: sublease income	(39)	(28)
Total lease cost, net	$504	$545

Quantitative information regarding the Corporation’s operating leases was as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.66	5.80
Weighted-average discount rate	3.06%	3.03%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2021	$1,163
2022	1,373
2023	1,015
2024	756
2025	666
Thereafter	1,641
Total undiscounted cash flows	6,614
Discount on cash flows	(574)
Total lease liability	$6,040

Note 8 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	March 31, 2021	December 31, 2020
	(In Thousands)
Accrued interest receivable	$7,794	$8,564
Net deferred tax asset	7,234	7,217
Investment in historic development entities	2,307	2,356
Investment in low-income housing development entity	1,307	—
Investment in a community development entity	5,306	5,306
Investment in limited partnerships	7,361	6,673
Investment in Trust II	315	315
Prepaid expenses	2,947	2,165
Other assets	3,446	6,882
Total accrued interest receivable and other assets	$38,017	$39,478

Note 9 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	March 31, 2021			December 31, 2020
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$496,877	$485,863	—%	$472,818	$412,825	—%
Interest-bearing transaction accounts	561,466	521,130	0.19	503,992	392,576	0.37
Money market accounts	632,065	657,690	0.17	641,504	651,402	0.44
Certificates of deposit	46,818	57,424	1.23	64,694	111,698	1.97
Wholesale deposits	165,492	166,752	0.76	172,508	142,591	1.71
Total deposits	$1,902,718	$1,888,859	0.22	$1,855,516	$1,711,092	0.52

A summary of annual maturities of in-market and wholesale certificates of deposit at March 31, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$60,465
2022	24,319
2023	1,796
2024	369
2025	360
Thereafter	1
$87,310

Wholesale deposits include $40.5 million and $125.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at March 31, 2021, compared to $47.5 million and $125.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2020.

Deposits include $12.9 million and $28.7 million of certificates of deposit and wholesale deposits which are denominated in amounts of $250,000 or more at March 31, 2021 and December 31, 2020, respectively.

Note 10 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	March 31, 2021			December 31, 2020
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$71	0.69%
Federal Reserve PPPLF	—	—	—	—	15,207	0.35
FHLB advances	415,800	366,670	1.36	394,500	379,891	1.45
Other borrowings	8,860	3,545	5.05	920	676	12.60
Subordinated notes payable	23,757	23,751	5.94	23,747	23,725	5.95
Junior subordinated notes	10,065	10,063	10.91	10,062	10,054	11.09
	$458,482	$404,029	1.91	$429,229	$429,624	1.91

A summary of annual maturities of borrowings at March 31, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$171,260
2022	29,000
2023	37,300
2024	35,500
2025	20,925
Thereafter	164,497
$458,482
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
As of March 31, 2021 and December 31, 2020, the Corporation had other borrowings of $8.9 million and $920,000 respectively, which consisted of $7.9 million of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting, and borrowings associated with our investment in a community development entity.
As of March 31, 2021 and December 31, 2020, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2021, the Corporation pays a fee on this line of credit. During both the three months ended March 31, 2021 and 2020, the Corporation incurred interest expense of $3,000 due to this fee.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $593,000 at March 31, 2021, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Balance at the beginning of the period	$723	$1,345
SBA recourse (benefit) provision	(130)	25
Charge-offs, net	—	(284)
Balance at the end of the period	$593	$1,086

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$22,235	$—	$22,235
Municipal securities	—	24,275	—	24,275
Residential mortgage-backed securities - government issued	—	9,382	—	9,382
Residential mortgage-backed securities - government-sponsored enterprises	—	90,605	—	90,605
Commercial mortgage-backed securities - government issued	—	4,809	—	4,809
Commercial mortgage-backed securities - government-sponsored enterprises	—	19,689	—	19,689
Other securities	—	2,266	—	2,266
Interest rate swaps	—	26,104	—	26,104
Liabilities:
Interest rate swaps	—	29,565	—	29,565

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$22,629	$—	$22,629
Municipal securities	—	24,779	—	24,779
Residential mortgage-backed securities - government issued	—	10,403	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	—	105,006	—	105,006
Commercial mortgage-backed securities - government issued	—	5,464	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	—	13,365	—	13,365
Other securities	—	2,279	—	2,279
Interest rate swaps	—	49,377	—	49,377
Liabilities:
Interest rate swaps	—	54,927	—	54,927

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2021 or the year ended December 31, 2020 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$12,935	$12,935
Foreclosed properties	—	—	31	31
Loan servicing rights	—	—	1,370	1,370

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$17,203	$17,203
Foreclosed properties	—	—	34	34
Loan servicing rights	—	—	1,325	1,325

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $12.9 million and $17.2 million at March 31, 2021 and December 31, 2020, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 91% as of the measurement date of March 31, 2021. The weighted average of those unobservable inputs was 29%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2021
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$58,874	$58,874	$58,874	$—	$—
Securities available-for-sale	173,261	173,261	—	173,261	—
Securities held-to-maturity	24,783	25,537	—	25,537	—
Loans held for sale	6,576	7,167	—	7,167	—
Loans and lease receivables, net	2,206,130	2,210,391	—	—	2,210,391
Federal Home Loan Bank stock	14,941	N/A	N/A	N/A	N/A
Accrued interest receivable	7,794	7,794	7,794	—	—
Interest rate swaps	26,104	26,104	—	26,104	—
Financial liabilities:
Deposits	1,902,718	1,903,873	1,815,408	88,465	—
Federal Home Loan Bank advances and other borrowings	448,417	459,775	—	459,775	—
Junior subordinated notes	10,065	9,990	—	—	9,990
Accrued interest payable	969	969	969	—	—
Interest rate swaps	29,565	29,565	—	29,565	—
Off-balance sheet items:
Standby letters of credit	134	134	—	—	134
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$56,909	$56,909	$56,909	$—	$—
Securities available-for-sale	183,925	183,925	—	183,925	—
Securities held-to-maturity	26,374	27,333	—	27,333	—
Loans held for sale	8,695	9,478	—	9,478	—
Loans and lease receivables, net	2,117,449	2,121,107	—	—	2,121,107
Federal Home Loan Bank stock	13,578	N/A	N/A	N/A	N/A
Accrued interest receivable	8,564	8,564	8,564	—	—
Interest rate swaps	49,377	49,377	—	49,377	—
Financial liabilities:
Deposits	1,855,516	1,856,910	1,743,314	113,596	—
Federal Home Loan Bank advances and other borrowings	419,167	429,347	—	429,347	—
Junior subordinated notes	10,062	9,986	—	—	9,986
Accrued interest payable	1,578	1,578	1,578	—	—
Interest rate swaps	54,927	54,927	—	54,927	—
Off-balance sheet items:
Standby letters of credit	75	75	—	—	75

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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. During the three months ended March 31, 2021, a credit valuation adjustment was recognized resulting in a $170,000 benefit.
At March 31, 2021, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $645.1 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between January 2024 and March 2038. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $26.1 million and a derivative liability of $10.8 million.
At March 31, 2021, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $645.1 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in January 2024 through March 2038. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $15.3 million. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $26.1 million and $10.8 million gross derivative asset. No right of offset existed with dealer counterparty swaps as of March 31, 2021.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2021 and 2020 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of March 31, 2021, the aggregate notional value of interest rate swaps designated as cash flow hedges was $114.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized gain of $2.1 million was recognized in other comprehensive income for the three months ended March 31, 2021, and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
March 31, 2021	Derivatives	$26,104	Derivatives	$26,104
December 31, 2020	Derivatives	$49,377	Derivatives	$49,377
Derivatives designated as hedging instruments
March 31, 2021	Accumulated other comprehensive income (1)	$3,461	Derivatives	$3,461
December 31, 2020	Accumulated other comprehensive income (1)	$5,550	Derivatives	$5,550
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
As of March 31, 2021, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of March 31, 2021
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$267,291	11.52%	$185,682	8.00%	$243,708	10.50%	N/A	N/A
First Business Bank	260,529	11.24	185,412	8.00	243,354	10.50	231,765	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$214,510	9.24%	$139,262	6.00%	$197,288	8.50%	N/A	N/A
First Business Bank	231,547	9.99	139,059	6.00	197,001	8.50	185,412	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$204,445	8.81%	$104,446	4.50%	$162,472	7.00%	N/A	N/A
First Business Bank	231,547	9.99	104,294	4.50	162,236	7.00	150,648	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$214,510	8.37%	$102,499	4.00%	$102,499	4.00%	N/A	N/A
First Business Bank	231,547	9.08	102,027	4.00	102,027	4.00	127,534	5.00

	As of December 31, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$258,607	11.25%	$183,965	8.00%	$241,454	10.50%	N/A	N/A
First Business Bank	251,116	10.97	183,053	8.00	240,257	10.50	228,816	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$206,104	8.96%	$137,974	6.00%	$195,463	8.50%	N/A	N/A
First Business Bank	222,500	9.72	137,290	6.00	194,494	8.50	183,053	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$196,042	8.53%	$103,480	4.50%	$160,970	7.00%	N/A	N/A
First Business Bank	222,500	9.72	102,967	4.50	160,171	7.00	148,731	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$206,104	7.99%	$103,228	4.00%	$103,228	4.00%	N/A	N/A
First Business Bank	222,500	8.67	102,635	4.00	102,635	4.00	128,294	5.00

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
Forward-Looking Statements
    This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:
•Adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy, which may affect the Corporation’s credit quality, revenue, and business operations.
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
    These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our stockholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
Financial Performance Summary

    Results as of and for the three months ended March 31, 2021 include:

•Net income totaled $9.7 million, or diluted earnings per share of $1.12, for the three months ended March 31, 2021, compared to $3.3 million, or diluted earnings per share of $0.38, for the same period in 2020.
•Annualized return on average assets and annualized return on average equity for the three months ended March 31, 2021 measured 1.51% and 18.48%, respectively, compared to 0.62% and 7.14% for the same period in 2020.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, totaled $10.6 million for the three months ended March 31, 2021, up 40.1% from the same period in 2020. Pre-tax, pre-provision adjusted return on average assets was 1.65% for the three months ended March 31, 2021, compared to 1.44% for the same period in 2020.
•Net interest margin was 3.44% for both the three months ended March 31, 2021 and March 31, 2020. Adjusted net interest margin, which excludes certain one-time and discrete items, was 3.20% for the three months ended March 31, 2021 compared to 3.32% for the three months ended March 31, 2020.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $3.1 million for the three months ended March 31, 2021 compared to $798,000 for the three months ended March 31, 2020.
•Top line revenue, defined as net interest income plus non-interest income, totaled $28.1 million for the three months ended March 31, 2021, up 19.6% from the same period in 2020.
•Provision for loan and lease losses was a benefit of $2.1 million for the three months ended March 31, 2021 compared to an expense of $3.2 million for the same period in 2020.
•Non-interest income totaled $7.2 million for the three months ended March 31, 2021, once again exceeding the Corporation’s goal of 25%, compared to $6.4 million for the three months ended March 31, 2020.
•Non-interest expense was $17.3 million for the three months ended March 31, 2021 compared to $16.1 million for the three months ended March 31, 2020. Operating expense, which excludes certain one-time and discrete items, totaled $17.4 million for the three months ended March 31, 2021 compared to $15.9 million for the three months ended March 31, 2020.
•The efficiency ratio improved to 62.19% for the three months ended March 31, 2021, down from 67.74% for the three months ended March 31, 2020.
•Total assets at March 31, 2021 increased $52.9 million, or 8.2% annualized, to $2.621 billion from $2.568 billion at December 31, 2020.
•Period-end gross loans and leases receivable at March 31, 2021 increased $89.1 million, or 16.6% annualized, to $2.235 billion from $2.146 billion as of December 31, 2020. Average gross loans and leases of $2.183 billion increased $449.2 million, or 25.9%, for the three months ended March 31, 2021, compared to $1.734 billion for the same period in 2020.
•Period-end gross loans and leases receivable, excluding net PPP loans, at March 31, 2021 increased $46.9 million, or 9.8% annualized, to $1.968 billion from $1.921 billion as of December 31, 2020. Average gross loans and leases, excluding net PPP loans, of $1.941 billion increased $207.0 million, or 11.9%, for the three months ended March 31, 2021, compared to $1.734 billion for the same period in 2020.

•PPP loans and PPP deferred processing fees were $272.7 million and $5.1 million, respectively, at March 31, 2021. Average PPP loans, net of deferred processing fees, were $242.2 million for the three months ended March 31, 2021.
•Non-performing assets were $19.0 million and 0.73% of total assets as of March 31, 2021, compared to $26.7 million and 1.04% of total assets as of December 31, 2020. Non-performing assets to total assets, excluding net PPP loans, was 0.81% as of March 31, 2021.
•The allowance for loan and lease losses increased $461,000, or 1.6%, compared to December 31, 2020. The allowance for loan and lease losses decreased to 1.29% of total loans, compared to 1.33% at December 31, 2020. Excluding net PPP loans, the allowance for loan and lease losses decreased to 1.47% of total loans as of March 31, 2021, compared to 1.48% as of December 31, 2020.
•Period-end in-market deposits at March 31, 2021 increased $54.2 million, or 12.9% annualized, to $1.737 billion from $1.683 billion as of December 31, 2020. Average in-market deposits of $1.722 billion increased $356.0 million, or 26.1%, for the three months ended March 31, 2021, compared to $1.366 billion for the same period in 2020.
•Private wealth and trust assets under management and administration increased by $137.5 million, or 24.5% annualized, to $2.387 billion at March 31, 2021, compared to $2.249 billion at December 31, 2020.
•On January 28, 2021, the Board of Directors of the Corporation adopted a new share repurchase program that authorizes the Corporation to repurchase up to $5 million of the Corporation’s common stock over a period of approximately twelve months, ending on January 31, 2022. As of March 31, 2021, the Corporation had repurchased 5,736 shares of its common stock at a weighted average price of $22.49 per share, for a total value of $129,000.
•On January 29, 2021, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.18 per share. The quarterly dividend represents a 9% increase over the quarterly dividend declared in October 2020 and, based on fourth quarter 2020 earnings per share, a dividend payout ratio of 25.5%. This regular cash dividend was payable on February 18, 2021 to shareholders of record at the close of business on February 8, 2021. The Board of Directors routinely considers dividend declarations as part of its normal course of business.

COVID-19 Update
Paycheck Protection Program
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
As of March 31, 2021, the Corporation had $272.7 million in gross PPP loans outstanding and deferred processing fees outstanding of $5.1 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three months ended March 31, 2021, the Corporation recognized $2.2 million of processing fees in loans and leases interest income in the unaudited Consolidated Statements of Income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
Deferral Requests
The Corporation provided loan modifications deferring payments for certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of March 31, 2021, the Corporation had deferred loans outstanding of $13.0 million, or 0.7% of gross loans and leases, excluding gross PPP loans, compared to $323.2 million, or 18.6% of gross loans and leases, excluding gross PPP loans, as of June 30, 2020.

The following tables represent a breakdown of the deferred loan balances by industry segment and collateral type:

	As of
	March 31, 2021
		Collateral Type
Industries Description	Balance	Real Estate	Non Real Estate
	(In Thousands)
Real Estate and Rental and Leasing	$9,425	$9,425	$—
Manufacturing	3,000	—	3,000
Professional, Scientific, and Technical Services	39	—	39
Other Services (except Public Administration)	328	212	116
Educational Services	195	195	—
Administrative and Support and Waste Management and Remediation Services	11	—	11
Total deferred loan balances	$12,998	$9,832	$3,166
The following table is a further breakdown of the deferred loan balances by certain credit quality indicators. Please refer to Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for the risk category definitions.

	As of
	March 31, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total deferred loan balances	$407	$11	$12,425	$155	$12,998
% of Total	3.1%	0.1%	95.6%	1.2%	100.0%

	As of
	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total deferred loan balances	$13,466	$13,448	$58	$38	$27,010
% of Total	49.9%	49.8%	0.2%	0.1%	100.0%
Exposure to Stressed Industries
    Certain industries have been and are expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	As of
	March 31, 2021		December 31, 2020
Industries:	Balance	% Gross Loans and Leases (1)	Balance	% Gross Loans and Leases (1)
	(Dollars in Thousands)
Retail (2) (3)	$74,534	3.8%	$62,719	3.3%
Hospitality	82,604	4.2%	80,832	4.2%
Entertainment	13,943	0.7%	14,208	0.7%
Restaurants & food service	23,385	1.2%	24,854	1.3%
Total outstanding exposure	$194,466	9.9%	$182,613	9.5%
(1)Excluding net PPP loans.
(2)Includes $40.2 million and $48.9 million in loans secured by commercial real estate as of March 31, 2021 and December 31, 2020, respectively.

(3)Includes $21.3 million and $7.7 million in fully collateralized asset-based loans as of March 31, 2021 and December 31, 2020, respectively.

    As of March 31, 2021, the Corporation had no meaningful direct exposure to the energy sector, airline industry or retail consumer, and does not participate in Shared National Credits.
    Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 19.6% for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a $3.8 million, or 22.4%, increase in net interest income and a $781,000, or 12.2%, increase in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding, and loan fees in lieu of interest, while the increase in non-interest income was primarily a result of an increase in gains on the sale of SBA loans and increase in private wealth fee income.
    The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$20,863	$17,050	$3,813	22.4%
Non-interest income	7,195	6,414	781	12.2
Top line revenue	$28,058	$23,464	$4,594	19.6
Annualized Return on Average Assets and Annualized Return on Average Equity
    ROAA for the three months ended March 31, 2021 increased significantly to 1.51% compared to 0.62% for the three months ended March 31, 2020. The increase in ROAA was primarily due to a decrease in the provision for loan and lease losses related to a large loan recovery received in January 2021, increase in fees in lieu of interest, and increase in gains on the sale of SBA loans. This increase in profitability was partially offset by a decrease in commercial loan interest rate swap fee income and increase in non-interest expense. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROAE for the three months ended March 31, 2021 was 18.48% compared to 7.14% for the three months ended March 31, 2020. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
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
    The efficiency ratio was 62.19% for the three months ended March 31, 2021 compared to 67.74% for the three months ended March 31, 2020. Operating revenue growth outpaced the change in operating expense for the three months ended March 31, 2021, resulting in positive operating leverage. This improvement was attributable to an increase in net interest income driven by a 25.9% increase in average loans and leases receivable, an $813,000 increase in gains on the sale of SBA loans, and $2.3 million increase in fees in lieu of interest. The increase in fees in lieu of interest included $2.2 million in PPP processing fees. The increase in operating revenue was partially offset by a $1.6 million, or 14.5%, increase in compensation expense reflecting in part the Corporation’s continued execution of its growth strategy. Full-time equivalent employees (“FTE”) were 306 as of March 31, 2021, increasing by 25, or 8.9%, from 281 as of March 31, 2020. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth. These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets.
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

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$17,330	$16,146	$1,184	7.3%
Less:
Net loss on foreclosed properties	3	102	(99)	(97.1)
Amortization of other intangible assets	8	9	(1)	(11.1)
SBA recourse (benefit) provision	(130)	25	(155)	N/A
Tax credit investment impairment	—	113	(113)	N/A
Total operating expense	$17,449	$15,897	$1,552	9.8
Net interest income	20,863	17,050	3,813	22.4
Total non-interest income	7,195	6,414	781	12.2
Less:
Net loss on sale of securities	—	(4)	4	N/A
Adjusted non-interest income	7,195	6,418	777	12.1
Total operating revenue	$28,058	$23,468	$4,590	19.6
Efficiency ratio	62.19%	67.74%

Pre-tax, pre-provision adjusted earnings	$10,609	$7,571	$3,038	40.1
Average total assets	2,577,164	2,104,862	472,302	22.4
Pre-tax, pre-provision adjusted return on average assets	1.65%	1.44%
NM = Not Meaningful

Net Interest Income

    Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2021 compared to the same period in 2020. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2021 Compared to 2020
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(3,147)	$2,152	$(995)
Commercial and industrial loans(1)	(1,465)	3,233	1,768
Direct financing leases(1)	162	(26)	136
Consumer and other loans(1)	(52)	89	37
Total loans and leases receivable	(4,502)	5,448	946
Mortgage-related securities	(301)	(94)	(395)
Other investment securities	(28)	88	60
FHLB and FRB Stock	(419)	366	(53)
Short-term investments	(93)	(31)	(124)
Total net change in income on interest-earning assets	(5,343)	5,777	434
Interest-bearing liabilities
Transaction accounts	(738)	341	(397)
Money market accounts	(1,563)	(32)	(1,595)
Certificates of deposit	(252)	(321)	(573)
Wholesale deposits	(710)	178	(532)
Total deposits	(3,263)	166	(3,097)
FHLB advances	(1,301)	991	(310)
Other borrowings	(12)	43	31
Junior subordinated notes	(3)	—	(3)
Total net change in expense on interest-bearing liabilities	(4,579)	1,200	(3,379)
Net change in net interest income	$(764)	$4,577	$3,813
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

    The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2021 and 2020. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,357,141	$12,528	3.69%	$1,153,972	$13,523	4.69%
Commercial and industrial loans(1)	757,898	9,625	5.08	515,935	7,857	6.09
Direct financing leases(1)	22,271	244	4.38	27,961	108	1.55
Consumer and other loans(1)	45,648	398	3.49	35,874	361	4.03
Total loans and leases receivable(1)	2,182,958	22,795	4.18	1,733,742	21,849	5.04
Mortgage-related securities(2)	163,324	666	1.63	180,590	1,061	2.35
Other investment securities(3)	42,177	187	1.77	23,280	127	2.18
FHLB and FRB stock	12,465	152	4.88	8,512	205	9.63
Short-term investments	24,575	6	0.10	35,763	130	1.45
Total interest-earning assets	2,425,499	23,806	3.93	1,981,887	23,372	4.72
Non-interest-earning assets	151,665			122,975
Total assets	$2,577,164			$2,104,862
Interest-bearing liabilities
Transaction accounts	$521,130	250	0.19	$271,531	647	0.95
Money market accounts	657,690	274	0.17	669,482	1,869	1.12
Certificates of deposit	57,424	177	1.23	134,000	750	2.24
Wholesale deposits	166,752	318	0.76	132,468	850	2.57
Total interest-bearing deposits	1,402,996	1,019	0.29	1,207,481	4,116	1.36
FHLB advances	366,670	1,249	1.36	325,929	1,559	1.91
Other borrowings	27,296	401	5.88	24,385	370	6.07
Junior subordinated notes	10,063	274	10.89	10,048	277	11.03
Total interest-bearing liabilities	1,807,025	2,943	0.65	1,567,843	6,322	1.61
Non-interest-bearing demand deposit accounts	485,863			291,129
Other non-interest-bearing liabilities	73,695			62,367
Total liabilities	2,366,583			1,921,339
Stockholders’ equity	210,581			183,523
Total liabilities and stockholders’ equity	$2,577,164			$2,104,862
Net interest income		$20,863			$17,050
Interest rate spread			3.27%			3.10%
Net interest-earning assets	$618,474			$414,044
Net interest margin			3.44%			3.44%
Average interest-earning assets to average interest-bearing liabilities	134.23%			126.41%
Return on average assets(4)	1.51			0.62
Return on average equity(4)	18.48			7.14
Average equity to average assets	8.17			8.72
Non-interest expense to average assets(4)	2.69			3.07
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.
(3)Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
(4)Represents annualized yields/rates.

Comparison of Net Interest Income for the Three Months Ended March 31, 2021 and 2020

    Net interest income increased $3.8 million, or 22.4%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in net interest income reflected an increase in average gross loans and leases, an increase in fees in lieu of interest, and a decrease in interest expense, partially offset by adjusted net interest margin compression. Fees in lieu of interest, which can vary from quarter to quarter, totaled $3.1 million for the three months ended March 31, 2021, compared to $798,000 for the same period in 2020. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $923,000, or 5.7%. Average gross loans and leases for the three months ended March 31, 2021 increased $449.2 million, or 25.9%, compared to the three months ended March 31, 2020. Excluding net PPP loans, average gross loans and leases for the three months ended March 31, 2021 increased $207.0 million, or 11.9%, compared to the three months ended March 31, 2020.
    The yield on average loans and leases for the three months ended March 31, 2021 declined to 4.18%, compared to 5.04% for the three months ended March 31, 2020. Excluding the impact of fees in lieu of interest and PPP loan interest income, the yield on average loans and leases excluding net PPP loans for the three months ended March 31, 2021 was 3.94%, compared to 4.86% for the three months ended, March 31, 2020. Similarly, the yield on average interest-earning assets for the three months ended March 31, 2021 measured 3.93% compared to 4.72% three months ended March 31, 2020. Excluding fees in lieu of interest and PPP loan interest income, the yield on average interest-earning assets excluding net PPP loans for the three months ended March 31, 2021 was 3.69%, compared to 4.56% for the three months ended March 31, 2020. The decline in yields for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the decrease in LIBOR and Prime rates and related impact on variable-rate loans, in addition to the renewal of fixed-rate loans and reinvestment of security cash flows at historically low interest rates.
    The average rate paid on total interest-bearing liabilities for the three months ended March 31, 2021 decreased to 0.65% compared to 1.61% for the three months ended March 31, 2020. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings. The average rate paid declined as the Corporation decreased deposit rates in response to the Federal Open Market Committee’s (“FOMC”) decision to lower the target federal funds rate 150 basis points from January 2020 to March 2020. For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the average target federal funds rate decreased 115 basis points.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended March 31, 2021 increased $40.7 million to $366.7 million at an average rate paid of 1.36%, compared to $325.9 million at an average rate paid of 1.91% for the three months ended March 31, 2020. As of March 31, 2021, the weighted average original maturity of our FHLB term advances was 5.7 years, compared to 5.9 years as of March 31, 2020. Average wholesale deposits, consisting of brokered certificates of deposit, deposits gathered from internet listing services, and non-reciprocal interest bearing transaction accounts, for the three months ended March 31, 2021 increased $34.3 million to $166.8 million at an average rate paid of 0.76%, compared to $132.5 million at an average rate paid of 2.57%. The increase in wholesale deposits was primarily due to receiving non-reciprocal interest bearing transaction accounts, which was partially offset by a decrease in brokered certificates of deposits. As of March 31, 2021, the weighted average original maturity of our termed wholesale deposits was 3.9 years, compared to 4.8 years as of March 31, 2020. The rate paid on average wholesale funding is greater than the cost of in-market deposits and changes more gradually because the portfolio includes longer original maturities as the Corporation match-funds its longer-term fixed rate loans to mitigate interest rates risk.
                Net interest margin was 3.44% for both the three months ended March 31, 2021 and March 31, 2020. Excluding fees in lieu of interest, PPP loan interest income, Federal Reserve interest income, and FHLB dividends, net interest margin measured 3.20% for the three months ended March 31, 2021, compared to 3.32% for the three months ended March 31, 2020. The decrease was primarily due to the decrease in average yield on loans and leases receivable and investment securities, partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding.
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

Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate. Further, we expect to attract new in-market deposit relationships which we believe will contribute to our ability to maintain an appropriate cost of funds. In-market deposits, comprised of all transaction accounts, money market accounts, and non-wholesale deposits, increased $54.2 million, or 12.9% annualized, to $1.737 billion at March 31, 2021, compared to $1.683 billion at December 31, 2020. Average in-market deposits increased $356.0 million, or 26.1%, to $1.722 billion for the three months ended March 31, 2021, compared to $1.366 billion for the three months ended March 31, 2020. This significant increase in deposits was due to successful business development efforts combined with excess liquidity resulting from our clients’ participation in the PPP.
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
    The full impact of COVID-19 is still unknown. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak has had a significant adverse impact on certain industries the Corporation serves, including retail, hospitality, entertainment, and restaurants and food services. Due to COVID-19 and the economic impact it could have on the Corporation’s loan portfolio, additional detail about certain exposure to stressed industries is included in the section titled COVID-19 Update, above.
    The Corporation recognized a $2.1 million provision benefit for the three months ended March 31, 2021, compared to provision expense of $3.2 million for the three months ended March 31, 2020. The quarterly provision benefit was primarily due to a $2.5 million net recovery and $984,000 reduction in the general reserve related to a decrease in historical loss factors. This reserve release was partially offset by a $1.4 million increase in the commercial real estate general reserve associated with an increase in qualitative factors due to the recent rate of growth in the segment.
The following table shows the components of the provision for loan and lease losses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Change in general reserve due to subjective factor changes	$1,082	$2,831
Change in general reserve due to historical loss factor changes	(984)	(255)
Charge-offs	144	131
Recoveries	(2,673)	(177)
Change in specific reserves on impaired loans, net	(194)	436
Change due to loan growth, net	557	216
Total provision for loan and lease losses	$(2,068)	$3,182

    The legacy on-balance sheet SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior, has been a source of elevated non-performing assets. Additional information on our legacy SBA portfolio is as follows:

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
	(In Thousands)
Performing loans:
Off-balance sheet loans	$17,523	$23,354	$31,212
On-balance sheet loans	7,340	11,117	17,935
Gross loans	24,863	34,471	49,147
Non-performing loans:
Off-balance sheet loans	1,835	1,931	4,887
On-balance sheet loans	6,832	7,435	13,833
Gross loans	8,667	9,366	18,720
Total loans:
Off-balance sheet loans	19,358	25,285	36,099
On-balance sheet loans	14,172	18,552	31,768
Gross loans	$33,530	$43,837	$67,867
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
Comparison of Non-Interest Income for the Three Months Ended March 31, 2021 and 2020
Non-Interest Income
    For the three months ended March 31, 2021 non-interest income increased by $781,000, or 12.2%, to $7.2 million from $6.4 million for the same period in 2020. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contribution from fee-based revenues. Total non-interest income accounted for 25.6% of total revenues for the three months ended March 31, 2021, compared to 27.3% for the three months ended March 31, 2020, exceeding our long-term goal of 25% in both periods of comparison. Management believes the expected gradual expansion of its SBA lending program, fees from commercial loan interest rate swap activity with commercial borrowers, and the geographic expansion of its private wealth management division in our bank markets outside of Greater Dane County will allow the Corporation to sustain a strategic target of 25% over the long-term.
The increase in total non-interest income for the three months ended March 31, 2021 primarily reflected a significant increase in gains on the sale of SBA loans, increase in returns on mezzanine fund investments, and strong private wealth management services fee income, partially offset by a decrease in swap fees.

    The components of non-interest income were as follows:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$2,407	$2,112	$295	14.0%
Gain on sale of SBA loans	1,078	265	813	NM
Service charges on deposits	917	818	99	12.1
Loan fees	545	485	60	12.4
Increase in cash surrender value of bank-owned life insurance	350	295	55	18.6
Net loss on sale of securities	—	(4)	4	NM
Swap fees	684	1,681	(997)	(59.3)
Other non-interest income	1,214	762	452	59.3
Total non-interest income	$7,195	$6,414	$781	12.2
Fee income ratio(1)	25.6%	27.3%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management service fees increased $295,000, or 14.0%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Private wealth management services fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. As of March 31, 2021, private wealth and trust assets under management and administration totaled a record $2.387 billion, increasing $137.5 million, or 6.1%, compared to $2.249 billion as of December 31, 2020 and $722.1 million, or 43.4%, compared to $1.664 billion as of March 31, 2020.
    Commercial loan interest rate swap fee income was $684,000 for the three months ended March 31, 2021, compared to $1.7 million for the three months ended March 31, 2020. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $645.1 million as of March 31, 2021, compared to $397.7 million as of March 31, 2020. Interest rate swaps continue to be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.
    Gains on sale of SBA loans increased $813,000 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Gross SBA loan commitments closed for the three months ended March 31, 2021 totaled $9.7 million, compared to $6.2 million for the same period in 2020. Based on this recent activity, an enhanced business development team, and a consistent pipeline of new business, management believes the annual gain on sale of SBA loans will continue to increase at a measured pace moving forward.
    Other non-interest income for the three months ended March 31, 2021 totaled $1.2 million, compared to $762,000 for three months ended March 31, 2020. The increase was primarily due to above average returns from the Corporation’s investments in mezzanine funds.

Comparison of Non-Interest Expense for the Three Months Ended March, 2021 and 2020
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2021 increased by $1.2 million, or 7.3%, to $17.3 million compared to $16.1 million for the same period in 2020. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $1.6 million, or 9.8%, to $17.4 million for the three months ended March 31, 2021 compared to $15.9 million for the same period in 2020. The increase in operating expense was primarily due to an increase in compensation, computer software, and FDIC insurance expense, partially offset by a decrease in other non-interest expense.
The components of non-interest expense were as follows:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Compensation	$12,657	$11,052	$1,605	14.5%
Occupancy	552	572	(20)	(3.5)
Professional fees	866	819	47	5.7
Data processing	770	677	93	13.7
Marketing	391	461	(70)	(15.2)
Equipment	246	291	(45)	(15.5)
Computer software	1,115	889	226	25.4
FDIC insurance	362	208	154	74.0
Collateral liquidation costs	94	121	(27)	(22.3)
Net loss on foreclosed properties	3	102	(99)	(97.1)
Impairment on tax credit investments	—	113	(113)	NM
SBA recourse (benefit) provision	(130)	25	(155)	NM
Other non-interest expense	404	816	(412)	(50.5)
Total non-interest expense	$17,330	$16,146	$1,184	7.3
Total operating expense(1)	$17,449	$15,897	$1,552	9.8
Full-time equivalent employees	306	281

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three months ended March 31, 2021 was $12.7 million, an increase of $1.6 million, or 14.5%, compared to the three months ended March 31, 2020. The increase reflects new hires, annual merit increases, growth in employee benefit costs, and an increase in individual incentive compensation. Average full-time equivalent employees increased to 305, up 6.6% for the quarter ended March 31, 2021, compared to 286 for the quarter ended March 31, 2020. The increase reflects new hires, annual merit increases, and an increase in the annual corporate incentive plan accrual compared to a reduction to the same accrual during the first quarter of 2020 due to uncertainty amid the COVID-19 pandemic. We believe we will continue to generate modest positive operating leverage and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth. These initiatives include efforts to expand our specialty finance lines of business, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets. We expect to continue investing in talent, both in the form of additional business development and operational staff, to support our long-term strategic plan.
    Computer software expense increased $226,000 to $1.1 million for the three months ended March 31, 2021 compared to $889,000 for the three months ended March 31, 2020. The increase was principally due to investments in technology platforms to improve the client experience and continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
FDIC insurance expense for the three months ended March 31, 2021 was $362,000, an increase of $154,000 compared to the three months ended March 31, 2020. Management expects FDIC insurance expense to increase commensurate with asset growth going forward.

    No historic tax credits or related impairment were recognized for the three months ended March 31, 2021. The impairment on tax credit investments for the three months ended March 31, 2020 is related to a new market tax credit which is more than offset by a reduction to income tax expense, which results in a net benefit to earnings. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2021 and beyond.
    SBA recourse provision was a benefit of $130,000 for the three months ended March 31, 2021, compared to recourse expense of $25,000 for the three months ended March 31, 2020. The total recourse reserve balance was $593,000, or 0.7% of total sold SBA loans outstanding, at March 31, 2021, compared to $723,000, or 0.9%, at December 31, 2020, and $1.1 million, or 1.6%, at March 31, 2020. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should continue to diminish over time as the outstanding balance of sold legacy SBA loans continues to decline.
Other non-interest expense for the three months ended March 31, 2021 was $404,000, a decrease of $412,000 compared to the three months ended March 31, 2020. The decrease was principally due to a decrease in business-related travel expenses due to the Corporation’s adherence to COVID-19 restrictions and a reduction in the credit valuation adjustment (“CVA”) related to the commercial loan interest rate swap program. The CVA represents a change in the market value of the Company’s commercial loan interest rate swaps to estimate potential borrower credit risk within the portfolio. The CVA can vary from period to period based on the size of the portfolio, credit metrics, and the interest rate environment in any given quarter. There was no CVA as of March 31, 2020.
Income Taxes
    Income tax expense totaled $3.1 million for the three months ended March 31, 2021 compared to an income tax expense of $858,000 for the three months ended March 31, 2020. The effective tax rate, excluding tax credits and other discrete items, for the three months ended March 31, 2021 was 23.4% compared to 20.7% for the three months ended March 31, 2020.

Financial Condition
General
    Total assets increased by $52.9 million, or 2.1%, to $2.621 billion as of March 31, 2021 compared to $2.568 billion at December 31, 2020. The increase in total assets was primarily driven by loan growth, partially offset by a decrease in securities.
Short-Term Investments
    Short-term investments increased by $11.4 million, or 41.6%, to $38.7 million at March 31, 2021 from $27.4 million at December 31, 2020. Our short-term investments primarily consist of interest-bearing deposits held at the FRB and commercial paper. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. As of March 31, 2021 and December 31, 2020, we did not hold any commercial paper. Due to current economic conditions, we decided to temporarily exit this short-term investment. We approach our decisions to purchase commercial paper with similar rigor and underwriting standards as applied to our loan and lease portfolio. The original maturities of the commercial paper are usually 60 days or less and provide an attractive yield in comparison to other short-term alternatives. These investments also assist us in maintaining a shorter duration of our overall investment portfolio which we believe is necessary to be in a position to benefit from an anticipated change in the yield curve level and shape. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, decreased by $12.3 million, or 5.8%, to $198.0 million at March 31, 2021 compared to $210.3 million at December 31, 2020. During the three months ended March 31, 2021, due to a steepening yield curve, we recognized unrealized losses of $2.2 million before income taxes through other comprehensive income, compared to gains of $4.5 million for the same period in 2020. As of March 31, 2021 and December 31, 2020, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.1 years and 5.0 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.

    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2021.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $88.7 million to $2.206 billion at March 31, 2021 from $2.117 billion at December 31, 2020 which was driven by second draw PPP loans and commercial loan growth, partially offset by PPP loan forgiveness. Loans and leases receivable, net of allowance for loan and lease losses and excluding net PPP loans, increased by $46.4 million, or 9.8% annualized, to $1.939 billion at March 31, 2021 from December 31, 2020.

Total commercial real estate (“CRE”) increased $33.4 million to $1.392 billion, up from $1.359 billion at December 31, 2020. Non-owner occupied CRE, multi-family, and construction loans were the largest contributors to CRE loan growth as of March 31, 2021, increasing $27.6 million, $10.8 million, and $10.3 million, respectively, from December 31, 2020.
There continues to be a concentration in CRE loans which represented 70.5% and 63.2% of our total loans, excluding net PPP loans, as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, 18.4% of the CRE loans were owner-occupied CRE, compared to 18.7% as of December 31, 2020. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property. Management has elevated its underwriting standards during the COVID-19 pandemic to ensure business owners and guarantors have robust liquidity, operating performance, and collateral positions. Even with these higher standards, the Corporation has been able to grow loans and deepen banking relationships.
Our C&I portfolio increased $52.0 million, or 28.4% annualized, to $784.3 million from $732.3 million at December 31, 2020. Excluding net PPP loans, C&I loans increased $9.7 million, or 7.7% annualized, to $516.7 million from $507.0 million at December 31, 2020 primarily due to a $15.6 million increase in asset-based loans. Some of our specialty finance products have historically experienced counter cyclical growth, growing during times of economic stress and uncertainty. As such, management expects asset-based loans and accounts receivable financing volume to increase in 2021. We will continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
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
Deposits
    As of March 31, 2021, deposits increased by $47.2 million, or 10.2% annualized, to $1.903 billion from $1.856 billion at December 31, 2020 primarily due to a $81.5 million increase in transaction accounts, partially offset by a decrease in certificate of deposits and money market accounts of $17.9 million and $9.4 million, respectively.

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
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.722 billion for the three months ended March 31, 2021, compared to $1.569 billion for the year ended December 31, 2020.
FHLB Advances and Other Borrowings
    As of March 31, 2021, FHLB advances and other borrowings increased by $29.3 million, or 7.0%, to $448.4 million from $419.2 million at December 31, 2020. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace the majority of our maturing brokered certificates of deposit with FHLB advances at lower rates, as needed, to match-fund fixed rate loans and mitigate interest rate risk. Total bank funding is defined as total deposits plus FHLB advances, Federal Reserve Discount Window advances, and Federal Reserve PPPLF advances.
As of March 31, 2021 and December 31, 2020, the Corporation had other borrowings of $8.9 million and $920,000 respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting and borrowings associated with our investment in a community development entity.
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
Derivatives
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets. We offer interest rate swap products directly to qualified commercial borrowers, originating a floating rate loan and an interest rate swap providing a fixed rate to the borrower. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers increased $247.4 million, or 62.2%, to $645.1 million as of March 31, 2021, compared to $397.7 million as of March 31, 2020. The fair value of these interest rate swaps decreased $23.3 million, or 47.1%, to $26.1 million as of March 31, 2021, compared to $49.4 million as of March 31, 2020. The significant decline in fair value of the derivative contracts is directly related to the level of interest rates as of March 31, 2021, compared to the maturity term and amortization rates when the derivative contracts were originally executed.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Impaired Assets
    Total impaired assets consisted of the following at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$2,169	$5,429
Commercial real estate - non-owner occupied	3,016	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	493	250
Total non-accrual commercial real estate	5,678	10,352
Commercial and industrial	12,716	16,155
Direct financing leases, net	49	49
Consumer and other:
Home equity and second mortgages	534	40
Other	15	21
Total non-accrual consumer and other loans	549	61
Total non-accrual loans and leases	18,992	26,617
Foreclosed properties, net	31	34
Total non-performing assets	19,023	26,651
Performing troubled debt restructurings	59	46
Total impaired assets	$19,082	$26,697

Total non-accrual loans and leases to gross loans and leases	0.85%	1.24%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.85	1.24
Total non-performing assets to total assets	0.73	1.04
Allowance for loan and lease losses to gross loans and leases	1.29	1.33
Allowance for loan and lease losses to non-accrual loans and leases	152.60	107.15
    Net PPP loans outstanding as of March 31, 2021 and December 31, 2020, were $267.6 million and $225.3 million, respectively. The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	March 31, 2021	December 31, 2020
Total non-accrual loans and leases to gross loans and leases	0.96%	1.38%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.96	1.38
Total non-performing assets to total assets	0.81	1.14
Allowance for loan and lease losses to gross loans and leases	1.47	1.48
Non-accrual loans decreased $7.6 million, or 28.6%, to $19.0 million at March 31, 2021, compared to $26.6 million at December 31, 2020. The decrease in non-accrual loans was principally due to loan payoffs and loans returning to accrual status. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.85% and 1.24% at March 31, 2021 and December 31, 2020, respectively. Non-accrual loans as a percentage of total gross loans and leases, excluding net PPP loans, was 0.96% and 1.38% at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31,

2020, $4.8 million and $6.5 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. Please refer to the section titled COVID-19 Update for additional information on credit quality.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 0.73% at March 31, 2021 from 1.04% at December 31, 2020. As of March 31, 2021, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.4% of the total portfolio was in a current payment status, compared to 99.0% as of December 31, 2020. We also monitor asset quality through our established categories as defined in Note 6 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    As of March 31, 2021, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

    The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2021	2020	2020
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$10,391	$13,006	$18,966
Impaired loans and leases with impairment reserves required	8,660	15,025	7,697
Total impaired loans and leases	19,051	28,031	26,663
Less: Impairment reserve (included in allowance for loan and lease losses)	3,487	3,802	3,681
Net impaired loans and leases	$15,564	$24,229	$22,982
Average impaired loans and leases	$22,091	$22,144	$27,703
Foregone interest income attributable to impaired loans and leases	$603	$601	$2,794
Less: Interest income recognized on impaired loans and leases	68	9	636
Net foregone interest income on impaired loans and leases	$535	$592	$2,158
    Non-performing assets also include foreclosed properties. A summary of foreclosed properties activity is as follows:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2021	2020	2020
	(In Thousands)
Balance at the beginning of the period	$34	$2,919	$2,919
Transfer of loans and leases to foreclosed properties	—	—	80
Proceeds from sale of foreclosed properties	—	(1,148)	(2,582)
Net gain (loss) on sale of foreclosed properties	—	16	(20)
Impairment adjustments	(3)	(118)	(363)
Balance at the end of the period	$31	$1,669	$34
Allowance for Loan and Lease Losses
    The allowance for loan and lease losses increased $461,000, or 1.6%, from $28.5 million as of December 31, 2020 to $29.0 million as of March 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases decreased from 1.33% as of December 31, 2020 to 1.29% as of March 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.47% as of March 31, 2021 compared to 1.48% as of December 31, 2020. The decreased in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by a significant loan recovery and the related impact it had on our historical loss factors. This general reserve release was offset by an increase in the commercial real estate general reserve associated with an increase in qualitative factors due to the recent rate of growth in the segment and an increase in general reserve commensurate with loan growth.
    There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K. Please refer to the section titled COVID-19 Update for additional information.
    During the three months ended March 31, 2021, we recorded net recoveries on impaired loans and leases of $2.5 million, comprised of $144,000 of charge-offs and $2.7 million of recoveries. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our commercial clients impacted by the COVID-19 pandemic. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

    As of March 31, 2021 and December 31, 2020, our allowance for loan and lease losses to total non-accrual loans and leases was 152.60% and 107.15%, respectively. This ratio increased as our remaining non-accrual loan and lease portfolio has a larger proportion of SBA loans when compared to December 31, 2020, which historically carry larger collateral shortfalls when compared to our conventional commercial loans. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2021.
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
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of March 31, 2021 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have been stable or improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $29.0 million, or 1.29% of gross loans and leases, at March 31, 2021. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Allowance at beginning of period	$28,521	$19,520
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(144)	(125)
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	—	(6)
Total charge-offs	(144)	(131)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	140	1
Commercial real estate — non-owner occupied	—	—
Construction and land development	2,078	—
Multi-family	—	—
1-4 family	1	—
Commercial and industrial	453	176
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	1	—
Other	—	—
Total recoveries	2,673	177
Net recoveries	2,529	46
Provision for loan and lease losses	(2,068)	3,182
Allowance at end of period	$28,982	$22,748
Annualized net recoveries as a percent of average gross loans and leases	(0.46)%	(0.01)%
Annualized net recoveries as a percent of average gross loans and leases, excluding average net PPP loans	(0.52)%	(0.01)%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2021 were the interest payments due on subordinated and junior subordinated notes. On January 29, 2021, the Bank’s Board of Directors declared a dividend in the aggregate amount of $2.0 million bringing year-to-date dividend declarations to $2.0 million. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on March 31, 2021, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that was fully phased-in as of January 1, 2019. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of March 31, 2021 and December 31, 2020, our immediate on-balance sheet liquidity was $724.2 million and $640.2 million, respectively. The increase as of March 31, 2021 compared to December 31, 2020 is principally due to the Banks ability to pledge PPP loans and borrow from the Federal Reserve PPPLF. Excluding Federal Reserve PPPLF availability, immediate on-balance sheet liquidity was $456.6 million and $414.9 million as of March 31, 2021 and December 31, 2020, respectively. This increase in on-balance sheet liquidity compared to December 31, 2020 is primarily due to a decrease in securities pledged. At March 31, 2021 and December 31, 2020, the Bank had $37.7 million and $44.4 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $581.3 million of outstanding wholesale funds at March 31, 2021, compared to $567.0 million of wholesale funds as of December 31, 2020, which represented 25.1% and 25.2%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, Federal Reserve PPPLF advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits increased $54.2 million, or 12.9% annualized, to $1.737 billion at March 31, 2021 from $1.683 billion at December 31, 2020 as in-market deposit balances increased due to our client’s PPP loan proceeds and successful business development efforts. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of March 31, 2021.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended March 31, 2021. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2021, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
    During the three months ended March 31, 2021, operating activities resulted in a net cash inflow of $6.8 million, which included net income of $9.7 million, partially offset by a $2.1 million provision for loan and lease loss benefit. Net cash used in investing activities for the three months ended March 31, 2021 was approximately $79.5 million which consisted of cash outflows to fund net loan growth, partially offset by a net reduction in securities. Net cash provided by financing activities resulted in a net cash inflow of $74.6 million for the three months ended March 31, 2021 primarily due to a net increase in FHLB advances and a net increase in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of March 31, 2021, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

    There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 30, 2021	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 30, 2021	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)