Form 10-Q
period 2021-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2021-07-30
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 26, 2021 was 8,533,972 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$24,577	$29,538
Short-term investments	365,400	27,371
Cash and cash equivalents	389,977	56,909
Securities available-for-sale, at fair value	171,219	183,925
Securities held-to-maturity, at amortized cost	22,382	26,374
Loans held for sale	6,059	8,695
Loans and leases receivable, net of allowance for loan and lease losses of $25,675 and $28,521, respectively	2,117,886	2,117,449
Premises and equipment, net	1,747	1,998
Foreclosed properties	179	34
Right-of-use assets, net	5,472	5,814
Bank-owned life insurance	52,887	52,188
Federal Home Loan Bank stock, at cost	13,451	13,578
Goodwill and other intangible assets	12,178	12,018
Derivatives	32,377	49,377
Accrued interest receivable and other assets	39,855	39,478
Total assets	$2,865,669	$2,567,837
Liabilities and Stockholders’ Equity
Deposits	$2,160,707	$1,855,516
Federal Home Loan Bank advances and other borrowings	420,113	419,167
Junior subordinated notes	10,069	10,062
Lease liabilities	6,005	6,386
Derivatives	36,109	54,927
Accrued interest payable and other liabilities	11,214	15,617
Total liabilities	2,644,217	2,361,675
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,323,605 and 9,234,460 shares issued, 8,617,761 and 8,566,960 shares outstanding at June 30, 2021 and December 31, 2020, respectively	93	92
Additional paid-in capital	84,343	83,125
Retained earnings	155,300	140,431
Accumulated other comprehensive loss	(763)	(933)
Treasury stock, 705,844 and 667,500 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(17,521)	(16,553)
Total stockholders’ equity	221,452	206,162
Total liabilities and stockholders’ equity	$2,865,669	$2,567,837

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$23,591	$21,548	$46,386	$43,397
Securities	816	1,070	1,669	2,258
Short-term investments	192	143	351	477
Total interest income	24,599	22,761	48,406	46,132
Interest expense
Deposits	943	1,924	1,962	6,040
Federal Home Loan Bank advances and other borrowings	1,727	1,672	3,377	3,600
Junior subordinated notes	277	277	552	555
Total interest expense	2,947	3,873	5,891	10,195
Net interest income	21,652	18,888	42,515	35,937
Provision for loan and lease losses	(958)	5,469	(3,026)	8,651
Net interest income after provision for loan and lease losses	22,610	13,419	45,541	27,286
Non-interest income
Private wealth management service fees	2,744	2,124	5,151	4,235
Gain on sale of Small Business Administration loans	1,203	574	2,281	839
Service charges on deposits	941	829	1,859	1,647
Loan fees	569	451	1,114	936
Increase in cash surrender value of bank-owned life insurance	350	377	699	672
Net gain (loss) on sale of securities	29	—	29	(4)
Swap fees	—	1,655	684	3,336
Other non-interest income	485	309	1,699	1,072
Total non-interest income	6,321	6,319	13,516	12,733
Non-interest expense
Compensation	13,255	10,796	25,912	21,848
Occupancy	533	554	1,085	1,126
Professional fees	913	859	1,778	1,678
Data processing	798	710	1,569	1,386
Marketing	511	352	902	813
Equipment	261	304	506	595
Computer software	1,129	966	2,244	1,856
FDIC insurance	280	239	642	448
Collateral liquidation costs	84	115	178	236
Net (gain) loss on foreclosed properties	(1)	348	1	450
Impairment of tax credit investments	—	1,841	—	1,954
SBA recourse provision (benefit)	245	(30)	115	(5)
Loss on early extinguishment of debt	—	744	—	744
Other non-interest expense	176	545	582	1,359
Total non-interest expense	18,184	18,343	35,514	34,488
Income before income tax expense (benefit)	10,747	1,395	23,543	5,531
Income tax expense (benefit)	2,512	(1,928)	5,577	(1,070)
Net income	$8,235	$3,323	$17,966	$6,601
Earnings per common share
Basic	$0.95	$0.38	$2.08	$0.77
Diluted	0.95	0.38	2.08	0.77
Dividends declared per share	0.18	0.165	0.36	0.33

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Net income	$8,235	$3,323	$17,966	$6,601
Other comprehensive income (loss), before tax
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	662	(264)	(1,576)	4,237
Reclassification adjustment for net (gain) loss realized in net income	(29)	—	(29)	4
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	7	10	15	20
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(271)	(418)	1,818	(4,043)
Income tax (expense) benefit	(94)	171	(58)	(56)
Total other comprehensive income (loss)	275	(501)	170	162
Comprehensive income	$8,510	$2,822	$18,136	$6,763

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	3,278	—	—	3,278
Other comprehensive income	—	—	—	—	663	—	663
Share-based compensation - restricted shares, net	63,684	—	417	—	—	—	417
Cash dividends ($0.165 per share)	—	—	—	(1,410)	—	—	(1,410)
Treasury stock purchased	(58,594)	—	—	—	—	(1,447)	(1,447)
Balance at March 31, 2020	8,571,134	$92	$81,605	$130,973	$(685)	$(16,328)	$195,657
Net income	—	—	—	3,323	—	—	3,323
Other comprehensive loss	—	—	—	—	(501)	—	(501)
Share-based compensation - restricted shares, net	5,357	—	516	—	—	—	516
Cash dividends ($0.165 per share)	—	—	—	(1,414)	—	—	(1,414)
Treasury stock purchased	(1,357)	—	—	—	—	(19)	(19)
Balance at June 30, 2020	8,575,134	$92	$82,121	$132,882	$(1,186)	$(16,347)	$197,562

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2021	8,566,960	$92	$83,125	$140,431	$(933)	$(16,553)	$206,162
Net income	—	—	—	9,731	—	—	9,731
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Share-based compensation - restricted shares and employee stock purchase plan	84,255	1	530	—	—	—	531
Issuance of common stock under the employee stock purchase plan	1,775	—	39	—	—	—	39
Cash dividends ($0.18 per share)	—	—	—	(1,541)	—	—	(1,541)
Treasury stock purchased	(14,795)	—	—	—	—	(326)	(326)
Balance at March 31, 2021	8,638,195	$93	$83,694	$148,621	$(1,038)	$(16,879)	$214,491
Net income	—	—	—	8,235	—	—	8,235
Other comprehensive income	—	—	—	—	275	—	275
Share-based compensation - restricted shares and employee stock purchase plan	1,421	—	607	—	—	—	607
Issuance of common stock under the employee stock purchase plan	1,694	—	42	—	—	—	42
Cash dividends ($0.18 per share)	—	—	—	(1,556)	—	—	(1,556)
Treasury stock purchased	(23,549)	—	—	—	—	(642)	(642)
Balance at June 30, 2021	8,617,761	$93	$84,343	$155,300	$(763)	$(17,521)	$221,452

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In Thousands)
Operating activities
Net income	$17,966	$6,601
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,359)	(133)
Impairment of tax credit investments	—	1,954
Provision for loan and lease losses	(3,026)	8,651
SBA recourse provision (benefit)	115	(5)
Derivative credit valuation adjustment	(376)	—
Depreciation, amortization and accretion, net	1,845	1,637
Loss on disposal of equipment	56	—
Share-based compensation	1,138	933
Net (gain) loss on sale of securities	(29)	4
Increase in bank-owned life insurance policies	(699)	(672)
Origination of loans for sale	(48,137)	(39,931)
Sale of SBA loans originated for sale	53,054	32,303
Gain on sale of loans originated for sale	(2,281)	(839)
Net loss on foreclosed properties, including impairment valuation	1	450
Loan servicing right impairment valuation	(78)	—
Excess tax (benefit) expense from share-based compensation	(16)	19
Payments on operating lease liabilities	(788)	(775)
Payments received on operating leases	82	56
Net increase in accrued interest receivable and other assets	(1,152)	(50,989)
Net (decrease) increase in accrued interest payable and other liabilities	(1,345)	42,042
Net cash provided by operating activities	14,971	1,306
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	31,315	22,457
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	3,969	2,844
Proceeds from sale of available-for-sale securities	14,955	839
Purchases of available-for-sale securities	(35,559)	(17,753)
Proceeds from sale of foreclosed properties	—	1,160
Net decrease (increase) in loans and leases	2,444	(343,016)
Returns of investments in limited partnerships	60	—
Investment in historic development entities	—	(259)
Distribution from historic development entities	57	30
Investment in low-income housing	(1,307)	—
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	(6,314)	(6,892)
Proceeds from the sale of Federal Home Loan Bank stock	6,440	1,375
Purchases of leasehold improvements and equipment, net	(135)	(141)
Proceeds from sale of leasehold improvements and equipment	12	—
Purchases of bank-owned life insurance policies	—	(8,000)
Net cash provided (used) in investing activities	15,937	(347,356)
Financing activities
Net increase in deposits	305,191	179,996
Proceeds from Federal Home Loan Bank advances	510,300	498,500
Repayment of Federal Home Loan Bank advances	(517,000)	(383,243)

Loss on early extinguishment of debt	—	744
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	—	29,605
Net increase in long-term borrowed funds	7,653	27
Cash dividends paid	(3,097)	(2,824)
Proceeds from issuance of common stock under ESPP	81	—
Purchase of treasury stock	(968)	(1,466)
Net cash provided by financing activities	302,160	321,339
Net increase (decrease) in cash and cash equivalents	333,068	(24,711)
Cash and cash equivalents at the beginning of the period	56,909	67,102
Cash and cash equivalents at the end of the period	$389,977	$42,391
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$7,469	$11,064
Income taxes paid	7,658	1,356
Non-cash investing and financing activities:
Increase in right-of-use exchange for operating lease liability	316	—
Transfer from loans and leases to foreclosed properties	149	80
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
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2021. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
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
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848),” which provides temporary, optional practical expedients and exceptions to ease the potential burden of transitioning to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Corporation is currently evaluating the impact of ASU 2020-04 on its financial position, results of operations and liquidity. The adoption of this standard is not expected to have a material effect on the Corporation's operating results or financial condition.
In January, 2021, the FASB released ASU 2021-01, “Reference Rate Reform (Topic 848),” which clarifies that certain optional expedients and exceptions in topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition related to reference rate reform. The amendments in this update are effective immediately for all entities. An entity may elect to apply the amendments in the update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Corporation does not expect this amendment to have a material effect on its financial statements.

Note 2 — Other Events

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Corporation activated its Pandemic Preparedness Plan to protect the health of employees and clients, which included temporarily limiting lobby hours and transitioning the vast majority of the Corporation’s workforce to remote work. The Corporation did not incur any significant disruptions to its business activities during this time of transition and extended remote work.
The second half of 2020 saw improvements in economic trends, but continued waves of new cases of COVID-19 created continued uncertainty in the economic environment. However, at the end of the fourth quarter of 2020 and into the first quarter of 2021, the rollout of new vaccines and the ratification of two additional stimulus laws resulted in lower infection rates and significant improvement in the outlook of the economy. In the second quarter of 2021, the Corporation communicated return to office plans to employees. Based on the national and local guidelines, the Corporation developed a phased-in approach for returning to the office. Under this phased-in approach, offices opened in early June 2021. The return to office included enhanced safety protocols and processes to provide the best working environment possible for employees.
The full long-term impact of the COVID-19 pandemic is unknown and continues to evolve. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak has had a significant adverse impact on certain industries the Corporation serves, including retail, restaurants and food services, hospitality, and entertainment. As of June 30, 2021, the Corporation’s aggregate outstanding exposure in these segments was $195.5 million, or 9.6% of the Corporation’s gross loans and leases less net PPP loans. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.
The Corporation provided loan payment deferrals for certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of June 30, 2021, the Corporation had five deferral requests outstanding, representing $20.5 million in total loans, or 1.0% of gross loans and leases, excluding net PPP loans, compared to $27.0 million, or 1.4% of gross loans and leases, excluding net PPP loans as of December 31, 2020. Of the $20.5 million of deferred loans outstanding as of June 30, 2021, $19.8 million relate to two hospitality credits which went on deferral during the second quarter of 2021 and are both accruing interest and current on payments. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loans will not be reported as past due during the deferral period.
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
As of June 30, 2021, the Corporation had $123.8 million in gross PPP loans outstanding and deferred processing fees outstanding of $3.1 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three and six months ended June 30, 2021, $2.5 million and $4.8 million, respectively, was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$8,235	$3,323	$17,966	$6,601
Less: earnings allocated to participating securities	238	93	493	173
Basic earnings allocated to common shareholders	$7,997	$3,230	$17,473	$6,428
Weighted-average common shares outstanding, excluding participating securities	8,385,069	8,392,197	8,381,868	8,379,696
Basic earnings per common share	$0.95	$0.38	$2.08	$0.77

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$7,997	$3,230	$17,473	$6,428
Weighted-average diluted common shares outstanding, excluding participating securities	8,385,069	8,392,197	8,381,868	8,379,696
Diluted earnings per common share	$0.95	$0.38	$2.08	$0.77

Note 4 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. At the 2021 annual shareholders meeting, an amendment to the 2019 equity plan was approved, increasing the number of shares in the plan by 180,000. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2021, 219,531 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.

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
Restricted stock activity for the year ended December 31, 2020 and the six months ended June 30, 2021 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2020	176,935	$22.51
Granted (1)	78,775	25.82
Vested	(56,904)	22.26
Forfeited	(11,002)	22.86
Nonvested balance as of December 31, 2020	187,804	24.29
Granted (1)	90,055	23.39
Vested	(34,070)	22.61
Forfeited	(4,379)	23.39
Nonvested balance as of June 30, 2021	239,410	$24.21
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of June 30, 2021, the Corporation had $4.1 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan
During 2020, an employee stock purchase plan ("ESPP") was approved by the Corporation’s shareholders and is offered to all qualifying employees. The Company is authorized to issue up to 250,000 shares of common stock under the ESPP. The plan qualifies as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may elect to purchase a limited number of shares on the Corporation's common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory item for purposes of share-based compensation expense.
During the six months ended June 30, 2021, the Corporation issued 3,469 shares of common stock under the ESPP. As of June 30, 2021, 242,564 shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Share-based compensation expense	$607	$516	$1,138	$933

Note 5 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$20,929	$279	$(64)	$21,144
Municipal securities	28,081	547	(148)	28,480
Residential mortgage-backed securities - government issued	11,872	364	—	12,236
Residential mortgage-backed securities - government-sponsored enterprises	78,669	1,479	(265)	79,883
Commercial mortgage-backed securities - government issued	3,988	102	—	4,090
Commercial mortgage-backed securities - government-sponsored enterprises	22,736	533	(138)	23,131
Other securities	2,205	50	—	2,255
	$168,480	$3,354	$(615)	$171,219

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,699	$9	$(79)	$22,629
Municipal securities	24,067	716	(4)	24,779
Residential mortgage-backed securities - government issued	9,894	509	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	102,843	2,212	(49)	105,006
Commercial mortgage-backed securities - government issued	5,289	175	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	12,584	781	—	13,365
Other securities	2,205	74	—	2,279
	$179,581	$4,476	$(132)	$183,925

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$14,710	$316	$(10)	$15,016
Residential mortgage-backed securities - government issued	2,783	81	—	2,864
Residential mortgage-backed securities - government-sponsored enterprises	2,879	99	—	2,978
Commercial mortgage-backed securities - government-sponsored enterprises	2,010	245	—	2,255
	$22,382	$741	$(10)	$23,113

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$17,106	$417	$(15)	$17,508
Residential mortgage-backed securities - government issued	3,564	112	—	3,676
Residential mortgage-backed securities - government-sponsored enterprises	3,693	163	—	3,856
Commercial mortgage-backed securities - government-sponsored enterprises	2,011	282	—	2,293
	$26,374	$974	$(15)	$27,333

U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were seven sales of available-for-sale securities that occurred during the three and six months ended June 30, 2021. There were no sales of available-for-sale securities that occurred during three months ended June 30, 2020 and one sale that occurred during the six months ended June 30, 2020.

At June 30, 2021 and December 31, 2020, securities with a fair value of $37.0 million and $73.7 million, respectively, were pledged to secure various obligations, including interest rate swap contracts.

The amortized cost and fair value of securities by contractual maturity at June 30, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,225	$1,251	$3,882	$3,909
Due in one year through five years	7,546	7,707	8,427	8,570
Due in five through ten years	42,803	43,827	8,359	8,845
Due in over ten years	116,906	118,434	1,714	1,789
	$168,480	$171,219	$22,382	$23,113

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2021 and December 31, 2020. At June 30, 2021, the Corporation held 23 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2021, the Corporation held no available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$3,436	$64	$—	$—	$3,436	$64
Municipal securities	9,144	148	—	—	9,144	148
Residential mortgage-backed securities - government-sponsored enterprises	30,349	265	—	—	30,349	265
Commercial mortgage-backed securities - government-sponsored enterprises	12,160	138	—	—	12,160	138
	$55,089	$615	$—	$—	$55,089	$615

	As of December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$11,602	$45	$4,031	$34	$15,633	$79
Municipal securities	2,863	4	—	—	2,863	4
Residential mortgage-backed securities - government-sponsored enterprises	19,078	49	—	—	19,078	49
	$33,543	$98	$4,031	$34	$37,574	$132

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2021 and December 31, 2020. At June 30, 2021, the Corporation held two held-to-maturity securities that were in an unrealized loss position and had been in a continuous loss position for twelve months or greater. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$—	$—	$493	$10	$493	$10

	As of December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$276	$13	$213	$2	$489	$15

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2021	December 31, 2020
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$253,600	$253,882
Commercial real estate — non-owner occupied	614,289	564,532
Land development	45,056	49,839
Construction	139,943	141,043
Multi-family	319,351	311,556
1-4 family	19,769	38,284
Total commercial real estate	1,392,008	1,359,136
Commercial and industrial	695,442	732,318
Direct financing leases	18,142	22,331
Consumer and other:
Home equity and second mortgages	5,740	7,833
Other	36,567	28,897
Total consumer and other	42,307	36,730
Total gross loans and leases receivable	2,147,899	2,150,515
Less:
Allowance for loan and lease losses	25,675	28,521
Deferred loan fees	4,338	4,545
Loans and leases receivable, net	$2,117,886	$2,117,449

As of June 30, 2021 and December 31, 2020, the Corporation had $123.8 million and $228.9 million, respectively, in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $3.1 million and $3.5 million, respectively, included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans is comprised of the following:

	June 30, 2021	December 31, 2020
	(In Thousands)
SBA 7(a) loans	$28,367	$36,266
SBA 504 loans	33,547	26,327
SBA Express loans and lines of credit	765	1,251
SBA PPP loans	123,838	228,870
Total SBA loans	$186,517	$292,714
As of June 30, 2021 and December 31, 2020, $3.4 million and $9.3 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended June 30, 2021, and 2020, was $9.0 million and $6.5 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the six months ended June 30, 2021, and 2020, was $19.6 million and $9.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2021, and 2020, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at June 30, 2021, and December 31, 2020, was $87.8 million and $79.5 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended June 30, 2021, and 2020, was $11.8 million and $10.3 million, respectively. The total principal amount of transferred participation interests in other, non-SBA originated loans during the six months ended June 30, 2021, and 2020, was $16.9 million and $22.2 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at June 30, 2021, and December 31, 2020, was $157.9 million and $153.6 million, respectively. As of June 30, 2021, and December 31, 2020, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $269.5 million and $276.5 million, respectively. As of June 30, 2021 and December 31, 2020, the non-SBA originated participation portfolio contained an impaired loan totaling $3.0 million with a sold portion of $4.2 million. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the unaudited Consolidated Balance Sheets as of June 30, 2021, and the total of loan participations purchased as of December 31, 2020 was $410,000.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	June 30, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$209,728	$24,892	$16,855	$2,125	$253,600
Commercial real estate — non-owner occupied	501,162	73,182	36,947	2,998	614,289
Land development	44,304	752	—	—	45,056
Construction	92,465	15,954	31,524	—	139,943
Multi-family	287,944	31,407	—	—	319,351
1-4 family	18,440	636	649	44	19,769
Total commercial real estate	1,154,043	146,823	85,975	5,167	1,392,008
Commercial and industrial	612,572	31,714	44,940	6,216	695,442
Direct financing leases, net	12,469	555	5,069	49	18,142
Consumer and other:
Home equity and second mortgages	5,630	—	75	35	5,740
Other	36,402	154	—	11	36,567
Total consumer and other	42,032	154	75	46	42,307
Total gross loans and leases receivable	$1,821,116	$179,246	$136,059	$11,478	$2,147,899
Category as a % of total portfolio	84.79%	8.35%	6.33%	0.53%	100.00%

	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$185,943	$34,917	$27,593	$5,429	$253,882
Commercial real estate — non-owner occupied	432,053	90,942	37,754	3,783	564,532
Land development	47,777	987	185	890	49,839
Construction	104,083	26,444	10,516	—	141,043
Multi-family	278,145	23,386	10,025	—	311,556
1-4 family	35,053	620	2,315	296	38,284
Total commercial real estate	1,083,054	177,296	88,388	10,398	1,359,136
Commercial and industrial	623,346	27,201	65,616	16,155	732,318
Direct financing leases, net	15,597	730	5,955	49	22,331
Consumer and other:
Home equity and second mortgages	7,206	496	91	40	7,833
Other	28,701	175	—	21	28,897
Total consumer and other	35,907	671	91	61	36,730
Total gross loans and leases receivable	$1,757,904	$205,898	$160,050	$26,663	$2,150,515
Category as a % of total portfolio	81.75%	9.57%	7.44%	1.24%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$251,475	$251,475
Non-owner occupied	—	—	—	—	611,291	611,291
Land development	—	—	—	—	45,056	45,056
Construction	—	—	—	—	139,943	139,943
Multi-family	—	—	—	—	319,351	319,351
1-4 family	354	—	—	354	19,371	19,725
Commercial and industrial	268	68	—	336	688,946	689,282
Direct financing leases, net	—	—	—	—	18,093	18,093
Consumer and other:
Home equity and second mortgages	—	—	—	—	5,705	5,705
Other	—	—	—	—	36,556	36,556
Total	622	68	—	690	2,135,787	2,136,477
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	268	268	1,857	2,125
Non-owner occupied	—	—	—	—	2,998	2,998
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	44	44	—	44
Commercial and industrial	53	75	1,800	1,928	4,232	6,160
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	35	35
Other	—	—	11	11	—	11
Total	53	75	2,123	2,251	9,171	11,422
Total loans and leases
Commercial real estate:
Owner occupied	—	—	268	268	253,332	253,600
Non-owner occupied	—	—	—	—	614,289	614,289
Land development	—	—	—	—	45,056	45,056
Construction	—	—	—	—	139,943	139,943
Multi-family	—	—	—	—	319,351	319,351
1-4 family	354	—	44	398	19,371	19,769
Commercial and industrial	321	143	1,800	2,264	693,178	695,442
Direct financing leases, net	—	—	—	—	18,142	18,142
Consumer and other:
Home equity and second mortgages	—	—	—	—	5,740	5,740
Other	—	—	11	11	36,556	36,567
Total	$675	$143	$2,123	$2,941	$2,144,958	$2,147,899
Percent of portfolio	0.03%	0.01%	0.10%	0.14%	99.86%	100.00%

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$248,453	$248,453
Non-owner occupied	—	—	—	—	560,749	560,749
Land development	7,784	—	—	7,784	41,165	48,949
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	37,988	38,034
Commercial and industrial	663	111	—	774	715,389	716,163
Direct financing leases, net	—	—	—	—	22,282	22,282
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,793	7,793
Other	—	—	—	—	28,876	28,876
Total	8,447	157	—	8,604	2,115,294	2,123,898
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	5,157	5,429
Non-owner occupied	—	—	3,783	3,783	—	3,783
Land development	890	—	—	890	—	890
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	250	250
Commercial and industrial	103	342	7,557	8,002	8,153	16,155
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	40	40
Other	—	—	21	21	—	21
Total	993	342	11,633	12,968	13,649	26,617
Total loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	253,610	253,882
Non-owner occupied	—	—	3,783	3,783	560,749	564,532
Land development	8,674	—	—	8,674	41,165	49,839
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	38,238	38,284
Commercial and industrial	766	453	7,557	8,776	723,542	732,318
Direct financing leases, net	—	—	—	—	22,331	22,331
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,833	7,833
Other	—	—	21	21	28,876	28,897
Total	$9,440	$499	$11,633	$21,572	$2,128,943	$2,150,515
Percent of portfolio	0.44%	0.02%	0.54%	1.00%	99.00%	100.00%

The Corporation’s total impaired assets consisted of the following:

	June 30, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$2,125	$5,429
Commercial real estate — non-owner occupied	2,998	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	44	250
Total non-accrual commercial real estate	5,167	10,352
Commercial and industrial	6,160	16,155
Direct financing leases, net	49	49
Consumer and other:
Home equity and second mortgages	35	40
Other	11	21
Total non-accrual consumer and other loans	46	61
Total non-accrual loans and leases	11,422	26,617
Foreclosed properties, net	179	34
Total non-performing assets	11,601	26,651
Performing troubled debt restructurings	56	46
Total impaired assets	$11,657	$26,697

	June 30, 2021	December 31, 2020
Total non-accrual loans and leases to gross loans and leases	0.53%	1.24%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.54	1.24
Total non-performing assets to total assets	0.40	1.04
Allowance for loan and lease losses to gross loans and leases	1.20	1.33
Allowance for loan and lease losses to non-accrual loans and leases	224.79	107.15
As of June 30, 2021, and December 31, 2020, $523,000 and $6.5 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. No specific reserves were allocated to troubled debt restructurings as of June 30, 2021 and $760,000 were allocated as of December 31, 2020. There were no unfunded commitments associated with troubled debt restructured loans and leases as of June 30, 2021.
All loans and leases modified as a troubled debt restructuring are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

During the three and six months ended June 30, 2021, no loans were modified to a troubled debt restructuring.

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

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the three and six months ended June 30, 2020, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were no loans modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2021. There were two commercial and industrial loans totaling $2.7 million and four owner-occupied commercial real estate loans totaling $3.8 million modified in a troubled debt restructuring which subsequently defaulted during the three and six months ended June 30, 2020.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Six Months Ended June 30, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,026	$1,026	$—	$2,159	$100	$—	$100
Non-owner occupied	2,998	5,778	—	3,114	265	15	250
Land development	—	—	—	15	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	44	49	—	276	46	13	33
Commercial and industrial	3,834	4,216	—	11,071	388	110	278
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	35	35	—	79	10	7	3
Other	11	678	—	16	18	—	18
Total	7,948	11,782	—	16,730	827	145	682
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,099	1,129	432	1,048	124	7	117
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,382	2,382	1,540	1,593	129	1	128
Direct financing leases, net	49	49	49	49	1	—	1
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	3,530	3,560	2,021	2,690	254	8	246
Total:
Commercial real estate:
Owner occupied	2,125	2,155	432	3,207	224	7	217
Non-owner occupied	2,998	5,778	—	3,114	265	15	250
Land development	—	—	—	15	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	44	49	—	276	46	13	33
Commercial and industrial	6,216	6,598	1,540	12,664	517	111	406
Direct financing leases, net	49	49	49	49	1	—	1
Consumer and other:
Home equity and second mortgages	35	35	—	79	10	7	3
Other	11	678	—	16	18	—	18
Grand total	$11,478	$15,342	$2,021	$19,420	$1,081	$153	$928
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,338	$4,365	$—	$4,565	$291	$72	$219
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	46	51	—	307	31	141	(110)
Commercial and industrial	9,888	12,337	—	13,951	1,219	423	796
Direct financing leases, net	—	—	—	89	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	—	—
Other	21	688	—	85	41	—	41
Total	18,966	29,191	—	21,709	2,082	636	1,446
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,091	4,792	471	2,349	384	—	384
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	250	250	29	21	—	—	—
Commercial and industrial	6,267	6,972	3,125	3,585	324	—	324
Direct financing leases, net	49	49	49	39	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	—	1	—	1
Other	—	—	—	—	—	—	—
Total	7,697	12,103	3,681	5,994	712	—	712
Total:
Commercial real estate:
Owner occupied	5,429	9,157	471	6,914	675	72	603
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	296	301	29	328	31	141	(110)
Commercial and industrial	16,155	19,309	3,125	17,536	1,543	423	1,120
Direct financing leases, net	49	49	49	128	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	1	1	—	1
Other	21	688	—	85	41	—	41
Grand total	$26,663	$41,294	$3,681	$27,703	$2,794	$636	$2,158
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $3.9 million and $14.6 million as of June 30, 2021, and December 31, 2020, respectively, represents partial charge-offs of loans and leases resulting from losses due to the valuation of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $56,000 and $46,000 of loans as of June 30, 2021, and December 31, 2020, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$18,445	$9,544	$993	$28,982
Charge-offs	(249)	(2,621)	(24)	(2,894)
Recoveries	84	460	1	545
Net charge-offs	(165)	(2,161)	(23)	(2,349)
Provision for loan and lease losses	(1,404)	498	(52)	(958)
Ending balance	$16,876	$7,881	$918	$25,675

	As of and for the Three Months Ended June 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$12,597	$9,322	$829	$22,748
Charge-offs	(27)	(784)	(6)	(817)
Recoveries	2	62	—	64
Net charge-offs	(25)	(722)	(6)	(753)
Provision for loan and lease losses	3,866	1,579	24	5,469
Ending balance	$16,438	$10,179	$847	$27,464

	As of and for the Six Months Ended June 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	(249)	(2,765)	(24)	(3,038)
Recoveries	2,303	913	2	3,218
Net recoveries (charge-offs)	2,054	(1,852)	(22)	180
Provision for loan and lease losses	(2,335)	(860)	169	(3,026)
Ending balance	$16,876	$7,881	$918	$25,675

	As of and for the Six Months Ended June 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	(27)	(909)	(12)	(948)
Recoveries	3	238	—	241
Net charge-offs	(24)	(671)	(12)	(707)
Provision for loan and lease losses	5,610	2,772	269	8,651
Ending balance	$16,438	$10,179	$847	$27,464

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of June 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$16,444	$6,292	$918	$23,654
Individually evaluated for impairment	432	1,589	—	2,021
Total	$16,876	$7,881	$918	$25,675
Loans and lease receivables:
Collectively evaluated for impairment	$1,386,842	$707,319	$42,260	$2,136,421
Individually evaluated for impairment	5,167	6,265	47	11,479
Total	$1,392,009	$713,584	$42,307	$2,147,900

	As of December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$16,657	$7,419	$764	$24,840
Individually evaluated for impairment	500	3,174	7	3,681
Total	$17,157	$10,593	$771	$28,521
Loans and lease receivables:
Collectively evaluated for impairment	$1,348,738	$738,445	$36,669	$2,123,852
Individually evaluated for impairment	10,398	16,204	61	26,663
Total	$1,359,136	$754,649	$36,730	$2,150,515

Note 7 — Leases
The Corporation leases various office spaces and specialty financing production offices under non-cancellable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. During 2021, the Corporation extended the term of two of its office spaces by one and three years, resulting in a $316,000 increase in the right-of-use assets in exchange for a lease liability.
The Corporation entered into a sublease for office space it vacated in its Kansas City Metro market which expires in 2023.

The components of total lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Operating lease cost	$374	$372	$749	$745
Short-term lease cost	49	48	88	122
Variable lease cost	111	126	239	253
Less: sublease income	(43)	(28)	(82)	(56)
Total lease cost, net	$491	$518	$994	$1,064

Quantitative information regarding the Corporation’s operating leases was as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.37	5.80
Weighted-average discount rate	2.94%	3.03%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2021	$795
2022	1,585
2023	1,059
2024	790
2025	666
Thereafter	1,641
Total undiscounted cash flows	6,536
Discount on cash flows	(531)
Total lease liability	$6,005

Note 8 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)
Accrued interest receivable	$5,857	$8,564
Net deferred tax asset	7,256	7,217
Investment in historic development entities	2,299	2,356
Investment in low-income housing development entity	1,307	—
Investment in a community development entity	5,306	5,306
Investment in limited partnerships	7,712	6,673
Investment in Trust II	315	315
Prepaid expenses	2,804	2,165
Other assets	6,999	6,882
Total accrued interest receivable and other assets	$39,855	$39,478

Note 9 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	June 30, 2021			December 31, 2020
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$774,253	$506,767	—%	$472,818	$412,825	—%
Interest-bearing transaction accounts	511,698	510,024	0.20	503,992	392,576	0.37
Money market accounts	685,127	660,319	0.17	641,504	651,402	0.44
Certificates of deposit	45,137	51,677	1.12	64,694	111,698	1.97
Wholesale deposits	144,492	164,654	0.75	172,508	142,591	1.71
Total deposits	$2,160,707	$1,893,441	0.21	$1,855,516	$1,711,092	0.52

A summary of annual maturities of in-market and wholesale certificates of deposit at June 30, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$41,925
2022	29,710
2023	1,948
2024	369
2025	321
Thereafter	356
$74,629

Wholesale deposits include $29.5 million and $115.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at June 30, 2021, compared to $47.5 million and $125.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2020.

Deposits include $12.4 million and $28.7 million of certificates of deposit and wholesale deposits which are denominated in amounts of $250,000 or more at June 30, 2021 and December 31, 2020, respectively.

Note 10 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	June 30, 2021			December 31, 2020
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$71	0.69%
Federal Reserve PPPLF	—	—	—	—	15,207	0.35
FHLB advances	387,800	386,371	1.31	394,500	379,891	1.45
Line of credit	—	151	2.88	—	—	—
Other borrowings	8,545	5,979	4.34	920	676	12.60
Subordinated notes payable	23,768	23,756	5.94	23,747	23,725	5.95
Junior subordinated notes	10,069	10,064	10.96	10,062	10,054	11.09
	$430,182	$426,321	1.84	$429,229	$429,624	1.91

A summary of annual maturities of borrowings at June 30, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$138,275
2022	34,000
2023	37,300
2024	35,500
2025	20,596
Thereafter	164,511
$430,182
During the second quarter of 2020, the Corporation tested its ability to borrow from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”) in the event funding was required to support the Banks PPP lending efforts. On April 28, 2020, the Corporation borrowed $29.6 million from the PPPLF at a rate of 0.35%. As of November 2, 2020, the borrowing was paid in full.
As of June 30, 2021, the Corporation had other borrowings of $8.5 million, which consisted of $7.6 million of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting, and borrowings associated with our investment in a community development entity.
As of June 30, 2021 and December 31, 2020, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2021, the Corporation pays a fee on this line of credit. During the six months ended June 30, 2021 and 2020, the Corporation incurred interest expense of $6,600 and $7,000, respectively, due to this fee.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $830,000 at June 30, 2021, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Balance at the beginning of the period	$593	$1,086	$723	$1,345
SBA recourse provision (benefit)	245	(30)	115	(5)
Charge-offs, net	(8)	(49)	(8)	(333)
Balance at the end of the period	$830	$1,007	$830	$1,007

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$21,144	$—	$21,144
Municipal securities	—	28,480	—	28,480
Residential mortgage-backed securities - government issued	—	12,236	—	12,236
Residential mortgage-backed securities - government-sponsored enterprises	—	79,883	—	79,883
Commercial mortgage-backed securities - government issued	—	4,090	—	4,090
Commercial mortgage-backed securities - government-sponsored enterprises	—	23,131	—	23,131
Other securities	—	2,255	—	2,255
Interest rate swaps	—	32,377	—	32,377
Liabilities:
Interest rate swaps	—	36,109	—	36,109

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$22,629	$—	$22,629
Municipal securities	—	24,779	—	24,779
Residential mortgage-backed securities - government issued	—	10,403	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	—	105,006	—	105,006
Commercial mortgage-backed securities - government issued	—	5,464	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	—	13,365	—	13,365
Other securities	—	2,279	—	2,279
Interest rate swaps	—	49,377	—	49,377
Liabilities:
Interest rate swaps	—	54,927	—	54,927

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and six months ended June 30, 2021 or the year ended December 31, 2020 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$7,935	$7,935
Foreclosed properties	—	—	179	179
Loan servicing rights	—	—	1,500	1,500

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$17,203	$17,203
Foreclosed properties	—	—	34	34
Loan servicing rights	—	—	1,325	1,325

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $7.9 million and $17.2 million at June 30, 2021 and December 31, 2020, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 90% as of the measurement date of June 30, 2021. The weighted average of those unobservable inputs was 25%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2021
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$389,977	$389,977	$389,977	$—	$—
Securities available-for-sale	171,219	171,219	—	171,219	—
Securities held-to-maturity	22,382	23,113	—	23,113	—
Loans held for sale	6,059	6,604	—	6,604	—
Loans and lease receivables, net	2,117,886	2,117,775	—	—	2,117,775
Federal Home Loan Bank stock	13,451	N/A	N/A	N/A	N/A
Accrued interest receivable	5,857	5,857	5,857	—	—
Interest rate swaps	32,377	32,377	—	32,377	—
Financial liabilities:
Deposits	2,160,707	2,161,332	2,086,078	75,254	—
Federal Home Loan Bank advances and other borrowings	420,113	428,967	—	428,967	—
Junior subordinated notes	10,069	9,994	—	—	9,994
Accrued interest payable	1,303	1,303	1,303	—	—
Interest rate swaps	36,109	36,109	—	36,109	—
Off-balance sheet items:
Standby letters of credit	115	115	—	—	115
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$56,909	$56,909	$56,909	$—	$—
Securities available-for-sale	183,925	183,925	—	183,925	—
Securities held-to-maturity	26,374	27,333	—	27,333	—
Loans held for sale	8,695	9,478	—	9,478	—
Loans and lease receivables, net	2,117,449	2,121,107	—	—	2,121,107
Federal Home Loan Bank stock	13,578	N/A	N/A	N/A	N/A
Accrued interest receivable	8,564	8,564	8,564	—	—
Interest rate swaps	49,377	49,377	—	49,377	—
Financial liabilities:
Deposits	1,855,516	1,856,910	1,743,314	113,596	—
Federal Home Loan Bank advances and other borrowings	419,167	429,347	—	429,347	—
Junior subordinated notes	10,062	9,986	—	—	9,986
Accrued interest payable	1,578	1,578	1,578	—	—
Interest rate swaps	54,927	54,927	—	54,927	—
Off-balance sheet items:
Standby letters of credit	75	75	—	—	75

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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. During the three and six months ended June 30, 2021, the credit valuation adjustment was adjusted resulting in a benefit of $206,000 and $376,000, respectively.
At June 30, 2021, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $637.0 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between January 2024 and March 2038. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $32.4 million and a derivative liability of $4.7 million.
At June 30, 2021, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $637.0 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in January 2024 through March 2038. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $27.7 million. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $32.4 million and $4.7 million gross derivative asset. No right of offset existed with dealer counterparty swaps as of June 30, 2021.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2021 and 2020 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of June 30, 2021, the aggregate notional value of interest rate swaps designated as cash flow hedges was $114.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized loss of $271,000 and gain of $1.8 million was recognized in other comprehensive income for the three and six months ended June 30, 2021, and there was no ineffective portion of these hedges.
Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
June 30, 2021	Derivatives	$32,377	Derivatives	$32,377
December 31, 2020	Derivatives	$49,377	Derivatives	$49,377
Derivatives designated as hedging instruments
June 30, 2021	Accumulated other comprehensive income (1)	$3,732	Derivatives	$3,732
December 31, 2020	Accumulated other comprehensive income (1)	$5,550	Derivatives	$5,550
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

As of June 30, 2021, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of June 30, 2021
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$271,536	11.22%	$193,679	8.00%	$254,203	10.50%	N/A	N/A
First Business Bank	265,450	10.99	193,309	8.00	253,719	10.50	241,637	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$221,178	9.14%	$145,259	6.00%	$205,784	8.50%	N/A	N/A
First Business Bank	238,860	9.89	144,982	6.00	205,391	8.50	193,309	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$211,109	8.72%	$108,944	4.50%	$169,469	7.00%	N/A	N/A
First Business Bank	238,860	9.89	108,737	4.50	169,146	7.00	157,064	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$221,178	8.48%	$104,310	4.00%	$104,310	4.00%	N/A	N/A
First Business Bank	238,860	9.18	104,081	4.00	104,081	4.00	130,102	5.00

	As of December 31, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$258,607	11.25%	$183,965	8.00%	$241,454	10.50%	N/A	N/A
First Business Bank	251,116	10.97	183,053	8.00	240,257	10.50	228,816	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$206,104	8.96%	$137,974	6.00%	$195,463	8.50%	N/A	N/A
First Business Bank	222,500	9.72	137,290	6.00	194,494	8.50	183,053	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$196,042	8.53%	$103,480	4.50%	$160,970	7.00%	N/A	N/A
First Business Bank	222,500	9.72	102,967	4.50	160,171	7.00	148,731	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$206,104	7.99%	$103,228	4.00%	$103,228	4.00%	N/A	N/A
First Business Bank	222,500	8.67	102,635	4.00	102,635	4.00	128,294	5.00

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
Financial Performance Summary

    Results as of and for the three and six months ended June 30, 2021 include:

•Net income totaled $8.2 million, or diluted earnings per share of $0.95, for the three months ended June 30, 2021, compared to $3.3 million, or diluted earnings per share of $0.38, for the same period in 2020. Net income totaled $18.0 million, or diluted earnings per share of $2.08, for the six months ended June 30, 2021, compared to $6.6 million, or diluted earnings per share of $0.77, for the same period in 2020.
•Annualized return on average assets and annualized return on average equity for the three months ended June 30, 2021 measured 1.26% and 15.09%, respectively, compared to 0.55% and 6.70% for the same period in 2020. Annualized return on average assets and annualized return on average equity for the six months ended June 30, 2021 measured 1.38% and 16.75%, respectively, compared to 0.58% and 6.92% for the same period in 2020.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, totaled $10.0 million for the three months ended June 30, 2021, up 2.4% from the same period in 2020. Pre-tax, pre-provision adjusted return on average assets was 1.53% for the three months ended June 30, 2021, compared to 1.61% for the same period in 2020. Pre-tax, pre-provision adjusted earnings totaled $20.6 million for the six months ended June 30, 2021, up 18.9% from the same period in 2020. Pre-tax, pre-provision adjusted return on average assets was 1.59% for the six months ended June 30, 2021, compared to 1.53% for the same period in 2020.
•Net interest margin was 3.49% for the three months ended June 30, 2021, up from 3.34% for the same period in 2020. Adjusted net interest margin, which excludes certain one-time and volatile items, was 3.20% for the three months ended June 30, 2021 compared to 3.32% for the same period in 2020. Net interest margin was 3.46% for the six months ended June 30, 2021, up from 3.39% for the same period in 2020. Adjusted net interest margin was 3.20% for the six months ended June 30, 2021 compared to 3.32% for the same period in 2020.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $3.5 million for the three months ended June 30, 2021 compared to $2.3 million for the three months ended June 30, 2020. Fees in lieu of interest totaled $6.6 million for the six months ended June 30, 2021 compared to $3.1 million for the six months ended June 30, 2020.
•Top line revenue, defined as net interest income plus non-interest income, totaled $28.0 million for the three months ended June 30, 2021, up 11.0% from the same period in 2020. Top line revenue totaled $56.0 million for the six months ended June 30, 2021, up 15.1% from the same period in 2020.
•Provision for loan and lease losses was a benefit of $958,000 for the three months ended June 30, 2021 compared to an expense of $5.5 million for the same period in 2020. Provision for loan and lease losses was a benefit of $3.0 million for the six months ended June 30, 2021 compared to an expense of $8.7 million for the same period in 2020.
•Non-interest income totaled $6.3 million for both the three months ended June 30, 2021 and 2020. Non-interest income totaled $13.5 million for the six months ended June 30, 2021, up 6.1% from the same period in 2020.
•Non-interest expense was $18.2 million for the three months ended June 30, 2021 compared to $18.3 million for the three months ended June 30, 2020. Operating expense, which excludes certain one-time and discrete items, totaled $17.9 million for the three months ended June 30, 2021, up 16.2% compared to $15.4 million for the three months ended June 30, 2020. Non-interest expense was $35.5 million for the six months ended June 30, 2021 compared to

$34.5 million for the six months ended June 30, 2020. Operating expense totaled $35.4 million for the six months ended June 30, 2021, up 12.9% compared to $31.3 million for the six months ended June 30, 2020.
•The efficiency ratio was 64.17% for the three months ended June 30, 2021, up from 61.22% for the three months ended June 30, 2020. The efficiency ratio improved to 63.18% for the six months ended June 30, 2021, down from 64.36% for the six months ended June 30, 2020.
•Total assets at June 30, 2021 increased $297.8 million to $2.866 billion from $2.568 billion at December 31, 2020.
•Period-end gross loans and leases receivable were $2.144 billion and $2.146 billion as of June 30, 2021 and December 31, 2020, respectively. Average gross loans and leases of $2.223 billion increased $240.2 million, or 12.1%, for the three months ended June 30, 2021, compared to $1.983 billion for the same period in 2020.
•Period-end gross loans and leases receivable, excluding net PPP loans, at June 30, 2021 increased $102.2 million, or 10.6% annualized, to $2.023 billion from $1.921 billion as of December 31, 2020. Average gross loans and leases, excluding net PPP loans, of $1.994 billion increased $263.9 million, or 15.3%, for the three months ended June 30, 2021, compared to $1.730 billion for the same period in 2020.
•Period-end gross PPP loans and PPP deferred processing fees were $123.8 million and $3.1 million, respectively, at June 30, 2021. Average PPP loans, net of deferred processing fees, were $229.2 million for the three months ended June 30, 2021.
•Non-performing assets were $11.6 million and 0.40% of total assets as of June 30, 2021, compared to $26.7 million and 1.04% of total assets as of December 31, 2020. Non-performing assets to total assets, excluding net PPP loans, was 0.42% as of June 30, 2021, compared to 1.14% as of December 31, 2020.
•The allowance for loan and lease losses decreased $2.8 million, or 10.0%, compared to December 31, 2020. The allowance for loan and lease losses decreased to 1.20% of total loans, compared to 1.33% at December 31, 2020. Excluding net PPP loans, the allowance for loan and lease losses decreased to 1.27% of total loans as of June 30, 2021, compared to 1.48% as of December 31, 2020.
•Period-end in-market deposits at June 30, 2021 increased $333.2 million to $2.016 billion from $1.683 billion as of December 31, 2020. Average in-market deposits of $1.735 billion increased $164.8 million, or 10.5%, for the six months ended June 30, 2021, compared to $1.571 billion for the same period in 2020.
•Private wealth and trust assets under management and administration increased by $315.4 million, or 28.0% annualized, to $2.564 billion at June 30, 2021, compared to $2.249 billion at December 31, 2020.

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
As of June 30, 2021, the Corporation had $123.8 million in gross PPP loans outstanding and deferred processing fees outstanding of $3.1 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three and six months ended June 30, 2021, $2.5 million and $4.8 million, respectively, was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
Deferral Requests
The Corporation provided loan modifications deferring payments for certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. Excluding gross PPP loans, as of June 30, 2021, the Corporation had deferred loans outstanding of $20.5 million, or 1.0% of gross loans and leases, compared to $27.0 million, or 1.4% of gross loans and leases as of December 31, 2020. Of the $20.5 million of deferred loans outstanding, which relate to five credits in total, $19.8 million relates to two hospitality credits that went on deferral during the second quarter of 2021 and are both accruing and current on payments. Management believes there will be no losses associated with these two credits.
The following tables represent a breakdown of the deferred loan balances by industry segment and collateral type:

	As of
	June 30, 2021
		Collateral Type
Industries Description	Balance	Real Estate	Non Real Estate
	(In Thousands)
Accommodation and Food Services	$19,811	$19,811	$—
Manufacturing	310	310	—
Agriculture, Forestry, Fishing, and Hunting	210	—	210
Educational Services	195	195	—
Total deferred loan balances	$20,526	$20,316	$210
The following table is a further breakdown of the deferred loan balances by certain credit quality indicators. Please refer to Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for the risk category definitions.

	As of
	June 30, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total deferred loan balances	$505	$210	$19,811	$—	$20,526
% of Total	2.5%	1.0%	96.5%	—%	100.0%

	As of
	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total deferred loan balances	$13,466	$13,448	$58	$38	$27,010
% of Total	49.9%	49.8%	0.2%	0.1%	100.0%
Exposure to Stressed Industries
    Certain industries have been and are expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	As of
	June 30, 2021		December 31, 2020
Industries:	Balance	% Gross Loans and Leases (1)	Balance	% Gross Loans and Leases (1)
	(Dollars in Thousands)
Retail (2) (3)	$75,588	3.7%	$62,719	3.3%
Hospitality	82,818	4.1%	80,832	4.2%
Entertainment	13,729	0.7%	14,208	0.7%
Restaurants & food service	23,340	1.2%	24,854	1.3%
Total outstanding exposure	$195,475	9.6%	$182,613	9.5%
(1)Excluding net PPP loans.
(2)Includes $38.6 million and $48.9 million in loans secured by commercial real estate as of June 30, 2021 and December 31, 2020, respectively.
(3)Includes $24.1 million and $7.7 million in fully collateralized asset-based loans as of June 30, 2021 and December 31, 2020, respectively.

    As of June 30, 2021, the Corporation had no meaningful direct exposure to the energy sector, airline industry or retail consumer, and does not participate in Shared National Credits.
    Because of the uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Corporation’s loan portfolio.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 11.0% for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a $2.8 million, or 14.6%, increase in net interest income. The increase in net interest income was driven by an increase in average loans and leases receivable and loan fees in lieu of interest. Top line revenue increased 15.1% for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher net interest income driven by an increase average loans and leases receivable and fees in lieu of interest. Non-interest income increased due to stronger gains on the sale of SBA loans and private wealth fee income, which was partially offset by a decrease in swap fees from our commercial loan interest rate swap program.
    The components of top line revenue were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$21,652	$18,888	$2,764	14.6%	$42,515	$35,937	$6,578	18.3%
Non-interest income	6,321	6,319	2	—	13,516	12,733	783	6.1
Top line revenue	$27,973	$25,207	$2,766	11.0	$56,031	$48,670	$7,361	15.1
Annualized Return on Average Assets and Annualized Return on Average Equity
    ROAA for the three and six months ended June 30, 2021 increased significantly to 1.26% and 1.38%, compared to 0.55% and 0.58% for the three and six months ended June 30, 2020. The increase in ROAA was primarily due to a decrease in the provision for loan and lease losses related to a large loan recovery received in January 2021 and continued credit quality improvement following significant reserve build during the COVID-19 pandemic. ROAA also benefited from an increase in fees in lieu of interest, strong gains on sale of SBA loans, and consistently strong and growing private wealth fee income. The increase in profitability was partially offset by a decrease in commercial loan interest rate swap fee income and increase in non-interest expense. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROAE for the three and six months ended June 30, 2021 was 15.09% and 16.75%, compared to 6.70% and 6.92% for the three and six months ended June 30, 2020. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on foreclosed properties, amortization of other intangible assets, losses on early extinguishment of debt, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any. Pre-tax, pre-provision adjusted earnings is defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items.

    The efficiency ratio was 64.17% and 63.18% for the three and six months ended June 30, 2021, compared to 61.22% and 64.36% for the three and six months ended June 30, 2020. Operating expense growth exceeded operating revenue growth for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a $2.5 million, or 22.8%, increase in compensation principally driven by increased headcount and incentive compensation as compared to the same periods in 2020, reflecting in part the Corporation’s continued execution of its growth strategy and vastly improved performance for the six months ended June 30, 2021 compared to the same period in 2020. Operating revenue growth outpaced the change in operating expense for the six months ended June 30, 2021 compared to the same period in 2020, resulting in positive operating leverage for the first half of the year. This improvement was attributable to an increase in net interest income driven by a 12.1% increase in average loans and leases receivable, a $1.3 million increase in fees in lieu of interest. In addition, non-interest income increased $783,000, or 6.1%, as the increase in gains on the sale of SBA loans and private wealth fee income offset the decline in commercial loan swap fees. The increase in fees in lieu of interest included $2.5 million in PPP processing fees. The increase in operating revenue was partially offset by a $4.1 million, or 18.6%, increase in compensation expense . We believe we will continue to generate modest positive operating leverage annually and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth. These initiatives include efforts to expand our specialized lending commercial banking business lines, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$18,184	$18,343	$(159)	(0.9)%	$35,514	$34,488	$1,026	3.0%
Less:
Net loss on foreclosed properties	(1)	348	(349)	NM	1	450	(449)	(99.8)
Amortization of other intangible assets	8	9	(1)	(11.1)	15	18	(3)	(16.7)
SBA recourse (benefit) provision	245	(30)	275	NM	115	(5)	120	NM
Tax credit investment impairment	—	1,841	(1,841)	NM	—	1,954	(1,954)	NM
Loss on early extinguishment of debt	—	744	(744)	NM	—	744	(744)	NM
Total operating expense	$17,932	$15,431	$2,501	16.2	$35,383	$31,327	$4,056	12.9
Net interest income	21,652	18,888	2,764	14.6	$42,515	$35,937	$6,578	18.3
Total non-interest income	6,321	6,319	2	—	13,516	12,733	783	6.1
Less:
Net loss on sale of securities	29	—	29	NM	29	(4)	33	NM
Adjusted non-interest income	6,292	6,319	(27)	(0.4)	$13,487	$12,737	$750	5.9
Total operating revenue	$27,944	$25,207	$2,737	10.9	$56,002	$48,674	$7,328	15.1
Efficiency ratio	64.17%	61.22%			63.18%	64.36%

Pre-tax, pre-provision adjusted earnings	$10,012	$9,776	$236	2.4	$20,619	$17,347	$3,272	18.9
Average total assets	2,621,340	2,425,767	195,573	8.1	2,599,373	2,265,315	334,058	14.7
Pre-tax, pre-provision adjusted return on average assets	1.53%	1.61%			1.59%	1.53%
NM = Not Meaningful

Net Interest Income

    Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2021 compared to the same period in 2020. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2021 Compared to 2020			2021 Compared to 2020
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,263)	$1,900	$637	$(4,395)	$4,037	$(358)
Commercial and industrial loans(1)	986	542	1,528	(375)	3,671	3,296
Direct financing leases(1)	(81)	(92)	(173)	94	(131)	(37)
Consumer and other loans(1)	(26)	77	51	(78)	166	88
Total loans and leases receivable	(384)	2,427	2,043	(4,754)	7,743	2,989
Mortgage-related securities	(162)	(119)	(281)	(460)	(216)	(676)
Other investment securities	(27)	54	27	(53)	140	87
FHLB and FRB Stock	1	48	49	(116)	114	(2)
Short-term investments	2	(2)	—	(102)	(22)	(124)
Total net change in income on interest-earning assets	(570)	2,408	1,838	(5,485)	7,759	2,274
Interest-bearing liabilities
Transaction accounts	(127)	84	(43)	(821)	381	(440)
Money market accounts	(100)	14	(86)	(1,703)	23	(1,680)
Certificates of deposit	(233)	(282)	(515)	(484)	(605)	(1,089)
Wholesale deposits	(576)	239	(337)	(1,298)	429	(869)
Total deposits	(1,036)	55	(981)	(4,306)	228	(4,078)
FHLB advances	57	(56)	1	(448)	139	(309)
Federal reserve PPP lending facility	—	(18)	(18)	—	(18)	(18)
Other borrowings	(36)	108	72	(49)	153	104
Junior subordinated notes	—	—	—	(4)	1	(3)
Total net change in expense on interest-bearing liabilities	(1,015)	89	(926)	(4,807)	503	(4,304)
Net change in net interest income	$445	$2,319	$2,764	$(678)	$7,256	$6,578
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

    The tables below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2021 and 2020. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,386,187	$13,087	3.78%	$1,192,530	$12,450	4.18%
Commercial and industrial loans(1)	772,257	9,875	5.11	726,862	8,347	4.59
Direct financing leases(1)	19,883	222	4.47	27,115	395	5.83
Consumer and other loans(1)	45,026	407	3.62	36,614	356	3.89
Total loans and leases receivable(1)	2,223,353	23,591	4.24	1,983,121	21,548	4.35
Mortgage-related securities(2)	149,253	631	1.69	174,113	912	2.10
Other investment securities(3)	41,569	185	1.78	30,194	158	2.09
FHLB and FRB stock	14,172	176	4.97	10,301	127	4.93
Short-term investments	55,100	16	0.12	61,030	16	0.10
Total interest-earning assets	2,483,447	24,599	3.96	2,258,759	22,761	4.03
Non-interest-earning assets	137,893			167,008
Total assets	$2,621,340			$2,425,767
Interest-bearing liabilities
Transaction accounts	$499,040	248	0.20	$368,844	291	0.32
Money market accounts	662,919	282	0.17	637,714	368	0.23
Certificates of deposit	45,993	112	0.97	123,581	627	2.03
Wholesale deposits	162,580	301	0.74	105,597	638	2.42
Total interest-bearing deposits	1,370,532	943	0.28	1,235,736	1,924	0.62
FHLB advances	405,855	1,284	1.27	409,281	1,283	1.25
Federal reserve PPPLF	—	—	—	20,821	18	0.35
Other borrowings	32,447	443	5.46	24,681	371	6.01
Junior subordinated notes	10,066	277	11.01	10,052	277	11.02
Total interest-bearing liabilities	1,818,900	2,947	0.65	1,700,571	3,873	0.91
Non-interest-bearing demand deposit accounts	527,441			440,413
Other non-interest-bearing liabilities	56,691			86,504
Total liabilities	2,403,032			2,227,488
Stockholders’ equity	218,308			198,279
Total liabilities and stockholders’ equity	$2,621,340			$2,425,767
Net interest income		$21,652			$18,888
Interest rate spread			3.31%			3.12%
Net interest-earning assets	$664,547			$558,188
Net interest margin			3.49%			3.34%
Average interest-earning assets to average interest-bearing liabilities	136.54%			132.82%
Return on average assets(4)	1.26			0.55
Return on average equity(4)	15.09			6.70
Average equity to average assets	8.33			8.17
Non-interest expense to average assets(4)	2.77			3.02
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.
(3)Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
(4)Represents annualized yields/rates.

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,371,744	$25,615	3.73%	$1,173,251	$25,973	4.43%
Commercial and industrial loans(1)	765,117	19,500	5.10	621,399	16,204	5.22
Direct financing leases(1)	21,071	466	4.42	27,538	503	3.65
Consumer and other loans(1)	45,335	805	3.55	36,244	717	3.96
Total loans and leases receivable(1)	2,203,267	46,386	4.21	1,858,432	43,397	4.67
Mortgage-related securities(2)	156,249	1,297	1.66	177,352	1,973	2.22
Other investment securities(3)	41,871	372	1.78	26,737	285	2.13
FHLB and FRB stock	13,323	329	4.94	9,407	331	7.04
Short-term investments	39,922	22	0.11	48,396	146	0.60
Total interest-earning assets	2,454,632	48,406	3.94	2,120,324	46,132	4.35
Non-interest-earning assets	144,741			144,991
Total assets	$2,599,373			$2,265,315
Interest-bearing liabilities
Transaction accounts	$510,024	498	0.20	$320,188	938	0.59
Money market accounts	660,319	557	0.17	653,598	2,237	0.68
Certificates of deposit	51,677	288	1.11	128,791	1,377	2.14
Wholesale deposits	164,654	619	0.75	119,032	1,488	2.50
Total interest-bearing deposits	1,386,674	1,962	0.28	1,221,609	6,040	0.99
FHLB advances	386,371	2,533	1.31	367,604	2,842	1.55
Federal reserve PPPLF	—	—	—	10,410	18	0.35
Other borrowings	29,886	844	5.65	24,533	740	6.03
Junior subordinated notes	10,064	552	10.97	10,050	555	11.04
Total interest-bearing liabilities	1,812,995	5,891	0.65	1,634,206	10,195	1.25
Non-interest-bearing demand deposit accounts	506,767			365,771
Other non-interest-bearing liabilities	65,146			74,436
Total liabilities	2,384,908			2,074,413
Stockholders’ equity	214,465			190,902
Total liabilities and stockholders’ equity	$2,599,373			$2,265,315
Net interest income		$42,515			$35,937
Interest rate spread			3.29%			3.10%
Net interest-earning assets	$641,637			$486,118
Net interest margin			3.46%			3.39%
Average interest-earning assets to average interest-bearing liabilities	135.39%			129.75%
Return on average assets(4)	1.38			0.58
Return on average equity(4)	16.75			6.92
Average equity to average assets	8.25			8.43
Non-interest expense to average assets(4)	2.73			3.04
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
(4)Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2021 and 2020

    Net interest income increased $2.8 million, or 14.6%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in net interest income reflected an increase in average gross loans and leases, an increase in fees in lieu of interest, and a decrease in interest expense, partially offset by a reduction in the yield on average interest-earning assets. Fees in lieu of interest, which can vary from quarter to quarter, totaled $3.5 million for the three months ended June 30, 2021, compared to $2.3 million for the same period in 2020. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $1.5 million, or 9.7%. Average gross loans and leases for the three months ended June 30, 2021 increased $240.2 million, or 12.1%, compared to the three months ended June 30, 2020. Excluding net PPP loans, average gross loans and leases for the three months ended June 30, 2021 increased $263.9 million, or 15.3%, compared to the three months ended June 30, 2020. Net interest income increased $6.6 million, or 18.3%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The reasons for the increase in net income for the six months ended June 30, 2021 are consistent with the explanations discussed above with respect to the three months ended June 30, 2021. Fees in lieu of interest totaled $6.6 million for the six months ended June 30, 2021, compared to $3.1 million for the same period in 2020. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $2.5 million, or 7.7%. Average gross loans and leases for the six months ended June 30, 2021 increased $344.8 million, or 18.6%, compared to the six months ended June 30, 2020. Excluding net PPP loans, average gross loans and leases for the six months ended June 30, 2021 increased $235.6 million, or 13.6%, compared to the six months ended June 30, 2020.
    The yield on average loans and leases for the three and six months ended June 30, 2021 declined to 4.24% and 4.21%, respectively, compared to 4.35% and 4.67% for the three and six months ended June 30, 2020, respectively. Excluding the impact of fees in lieu of interest and PPP loan interest income, the yield on average loans and leases excluding net PPP loans for the three and six months ended June 30, 2021 was 3.91% and 3.92%, respectively, compared to 4.31% and 4.58% for the three and six months ended June 30, 2020, respectively. Similarly, the yield on average interest-earning assets for the three and six months ended June 30, 2021 measured 3.96% and 3.94%, respectively, compared to 4.03% and 4.35% three and six months ended June 30, 2020, respectively. Excluding fees in lieu of interest and PPP loan interest income, the yield on average interest-earning assets excluding net PPP loans for the three and six months ended June 30, 2021 was 3.64% and 3.66%, respectively, compared to 3.96% and 4.26% for the three and six months ended June 30, 2020, respectively. The decline in yields for both periods of comparison was primarily due to the decrease in LIBOR and Prime rates and related impact on variable-rate loans, in addition to the renewal of fixed-rate loans and reinvestment of security cash flows at historically low interest rates.
    The average rate paid on total interest-bearing liabilities for the both three and six months ended June 30, 2021 decreased to 0.65% compared to 0.91% and 1.25% for the three and six months ended June 30, 2020, respectively. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings. The average rate paid declined as the Corporation decreased deposit rates in response to the Federal Open Market Committee’s (“FOMC”) decision to lower the target federal funds rate 150 basis points from January 2020 to March 2020. For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the average target federal funds rate decreased 58 basis points.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended June 30, 2021 decreased $3.4 million to $405.9 million at an average rate paid of 1.27%, compared to $409.3 million at an average rate paid of 1.25% for the three months ended June 30, 2020. Average FHLB advances for the six months ended June 30, 2021 increased $18.8 million to $386.4 million at an average rate paid of 1.31%, compared to $367.6 million at an average rate paid of 1.55% for the six months ended June 30, 2020. As of June 30, 2021, the weighted average original maturity of our FHLB term advances was 6.1 years, compared to 5.3 years as of June 30, 2020. Average wholesale deposits, consisting of brokered certificates of deposit, deposits gathered from internet listing services, and non-reciprocal interest bearing transaction accounts, for the three months ended June 30, 2021 increased $57.0 million to $162.6 million at an average rate paid of 0.74%, compared to $105.6 million at an average rate paid of 2.42%. The increase in wholesale deposits was primarily due to adding non-maturity brokered deposits at a favorable rate compared to alternative funding sources. Average wholesale deposits for the six months ended June 30, 2021 increased $45.6 million to $164.7 million at an average rate paid of 0.75%, compared to $119.0 million at an average rate paid of 2.50%. As of June 30, 2021, the weighted average original maturity of our termed wholesale deposits was 3.5 years, compared to 4.6 years as of June 30, 2020. The rate paid on average wholesale funding is greater than the cost of in-market deposits and changes more gradually because the portfolio includes longer original maturities as the Corporation match-funds its longer-term fixed rate loans to mitigate interest rates risk.
                Net interest margin was 3.49% and 3.46% for the three and six months ended June 30, 2021, respectively, compared to 3.34% and 3.39% for the three and six months ended June 30, 2020, respectively. Excluding fees in lieu of interest, PPP loan interest income, Federal Reserve interest income, and FHLB dividends, adjusted net interest margin measured 3.20% for both the three and six months ended June 30, 2021, compared to 3.32% and 3.32% for the three and six months ended June 30, 2020, respectively. The decrease in adjusted net interest margin for both periods of comparison was primarily due to the decrease in average yield on loans and leases receivable and investment securities, partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding.
    Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in existing higher-yielding specialized lending commercial banking products will allow the Corporation to achieve a net interest margin of at least 3.50%, on average, over the long-term. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business and the Corporation’s participation in the PPP. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate. Further, we expect to attract new in-market deposit relationships which we believe will contribute to our ability to maintain an appropriate cost of funds. In-market deposits, comprised of all transaction accounts, money market accounts, and non-wholesale deposits, increased $333.2 million, or 39.6% annualized, to $2.016 billion at June 30, 2021, compared to $1.683 billion at December 31, 2020. The large increase in deposits was partially due to the proceeds of a commercial client’s business sale late in the second quarter, the majority of which was moved off the balance sheet in third quarter. Excluding this temporary deposit, total period-end in-market deposits increased $108.2 million to $1.791 billion, or 12.9% annualized. Average in-market deposits increased $164.8 million, or 10.5%, to $1.735 billion for the three months ended June 30, 2021, compared to $1.571 billion for the three months ended June 30, 2020. This significant increase in deposits was due to successful business development efforts combined with excess liquidity resulting from our clients’ participation in the PPP.
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
    The long-term impact of COVID-19 on the economy is unknown, however, economic conditions have improved steadily in 2021 following the vaccine rollout and the termination of various pandemic safety protocols by states and businesses. While the outbreak did have a temporary adverse impact on certain industries the Corporation serves, including retail, hospitality, entertainment, and restaurants and food services, management believes the long-term impact it may have on the Corporation’s loan portfolio will be limited. Additional detail about certain exposure to stressed industries is included in the section titled COVID-19 Update, above.
    The Corporation recognized a $1.0 million and $3.0 million provision benefit for the three and six months ended June 30, 2021, respectively, compared to provision expense of $5.5 million and $8.7 million for the three and six months ended June 30, 2020, respectively. The provision benefit for the three months ended June 30, 2021 was primarily due to a $1.7 million reduction in the general reserve from improving historical loss rates and a $1.5 million decrease in specific reserves. These decreases were partially offset by $2.3 million in net charge-offs and a $498,000 increase in the general reserve due to loan growth. Net charge-offs for the quarter principally consisted of a $2.2 million charge-off of one previously identified and partially reserved for legacy SBA loan. The provision benefit for the six months ended June 30, 2021 was primarily due to a $2.7 million reduction in the general reserve from improving historical loss rates and a $1.7 million decrease in specific reserves. These decreases were partially offset by a $1.1 million increase in the general reserve due to loan growth.

The following table shows the components of the provision for loan and lease losses for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Change in general reserve due to subjective factor changes	$(652)	$2,388	$430	$5,224
Change in general reserve due to historical loss factor changes	(1,687)	(54)	(2,671)	(334)
Charge-offs	2,894	817	3,038	948
Recoveries	(545)	(64)	(3,218)	(241)
Change in specific reserves on impaired loans, net	(1,466)	2,122	(1,660)	2,559
Change due to loan growth, net	498	260	1,055	495
Total provision for loan and lease losses	$(958)	$5,469	$(3,026)	$8,651
    The legacy on-balance sheet SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior, has been a source of elevated non-performing assets. Additional information on our legacy SBA portfolio is as follows:

	As of
	June 30, 2021	March 31, 2021	June 30, 2020
	(In Thousands)
Performing loans:
Off-balance sheet loans	$14,161	$17,523	$28,843
On-balance sheet loans	6,836	7,340	16,554
Gross loans	20,997	24,863	45,397
Non-performing loans:
Off-balance sheet loans	3,943	1,835	1,640
On-balance sheet loans	1,800	6,832	9,725
Gross loans	5,743	8,667	11,365
Total loans:
Off-balance sheet loans	18,104	19,358	30,483
On-balance sheet loans	8,636	14,172	26,279
Gross loans	$26,740	$33,530	$56,762
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

Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2021 and 2020
Non-Interest Income
    Non-interest income was $6.3 million for both the three months ended June 30, 2021 and June 30, 2020. Non-interest income increased $783,000, or 6.1%, to $13.5 million for the six months ended June 30, 2021 compared to $12.7 million for the same period in 2020. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream. Total non-interest income accounted for 22.6% and 24.1% of total revenues for the three and six months ended June 30, 2021, compared to 25.1% and 26.2% for the three and six months ended June 30, 2020. The decline in fee revenue compared to total revenue is primarily due to an increase in net interest income and a reduction in commercial loan swap fees. Management believes the continued gradual expansion of its SBA lending program and the geographic expansion of its private wealth management division in bank markets outside of South Central Wisconsin will allow the Corporation to sustain a strategic target of 25% over the long-term.
    The components of non-interest income were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$2,744	$2,124	$620	29.2%	$5,151	$4,235	$916	21.6%
Gain on sale of SBA loans	1,203	574	629	109.6	2,281	839	1,442	171.9
Service charges on deposits	941	829	112	13.5	1,859	1,647	212	12.9
Loan fees	569	451	118	26.2	1,114	936	178	19.0
Increase in cash surrender value of bank-owned life insurance	350	377	(27)	(7.2)	699	672	27	4.0
Net loss on sale of securities	29	—	29	NM	29	(4)	33	NM
Swap fees	—	1,655	(1,655)	(100.0)	684	3,336	(2,652)	(79.5)
Other non-interest income	485	309	176	57.0	1,699	1,072	627	58.5
Total non-interest income	$6,321	$6,319	$2	—	$13,516	$12,733	$783	6.1
Fee income ratio(1)	22.6%	25.1%			24.1%	26.2%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management service fees increased $620,000, or 29.2%, and $916,000, or 21.6%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Private wealth management services fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. As of June 30, 2021, private wealth and trust assets under management and administration totaled a record $2.564 billion, increasing $315.4 million, or 14.0%, compared to $2.249 billion as of December 31, 2020 and $691.0 million, or 36.9%, compared to $1.873 billion as of June 30, 2020.
    No commercial loan interest rate swap fee income was recognized for the three months ended June 30, 2021, compared to $1.7 million for the same period in 2020. Commercial loan interest rate swap fee income was $684,000 for the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $637.0 million as of June 30, 2021, compared to $467.1 million as of June 30, 2020. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.
    Gains on sale of SBA loans increased $629,000, or 109.6%, and $1.4 million, or 171.9%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Gross SBA loan commitments closed for the three and six months ended June 30, 2021 totaled $9.7 million and $19.4 million, respectively, compared to $18.1 million and $24.2 million for the same period in 2020. Management believes the gain on sale of traditional SBA loans, while variable based on timing of closings, will continue to increase annually at a measured pace.

    Other non-interest income increased $176,000, or 57.0%, and $627,000, or 58.5%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The increase in both periods of comparison was primarily due to an increase in returns from the Corporation’s investments in mezzanine funds and an increase in bank consulting services fee income.
Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2021 and 2020
Non-Interest Expense
Non-interest expense for the three months ended June 30, 2021 decreased by $159,000, or 0.9%, to $18.2 million compared to $18.3 million for the same period in 2020. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $2.5 million, or 16.2%, to $17.9 million for the three months ended June 30, 2021 compared to $15.4 million for the same period in 2020. Non-interest expense for the six months ended June 30, 2021 increased by $1.0 million, or 3.0%, to $35.5 million compared to $34.5 million for the same period in 2020. Operating expense increased $4.1 million, or 12.9%, to $35.4 million for the six months ended June 30, 2021 compared to $31.3 million for the same period in 2020. The increase in operating expense in both periods of comparison was primarily due to an increase in compensation, marketing, computer software, and FDIC insurance expense, partially offset by a decrease in other non-interest expense.
The components of non-interest expense were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Compensation	$13,255	$10,796	$2,459	22.8%	$25,912	$21,848	$4,064	18.6%
Occupancy	533	554	(21)	(3.8)	1,085	1,126	(41)	(3.6)
Professional fees	913	859	54	6.3	1,778	1,678	100	6.0
Data processing	798	710	88	12.4	1,569	1,386	183	13.2
Marketing	511	352	159	45.2	902	813	89	10.9
Equipment	261	304	(43)	(14.1)	506	595	(89)	(15.0)
Computer software	1,129	966	163	16.9	2,244	1,856	388	20.9
FDIC insurance	280	239	41	17.2	642	448	194	43.3
Collateral liquidation costs	84	115	(31)	(27.0)	178	236	(58)	(24.6)
Net (gain) loss on foreclosed properties	(1)	348	(349)	NM	1	450	(449)	(99.8)
Impairment on tax credit investments	—	1,841	(1,841)	NM	—	1,954	(1,954)	(100.0)
SBA recourse (benefit) provision	245	(30)	275	NM	115	(5)	120	NM
Loss on early extinguishment of debt	—	744	(744)	NM	—	744	(744)	NM
Other non-interest expense	176	545	(369)	(67.7)	582	1,359	(777)	(57.2)
Total non-interest expense	$18,184	$18,343	$(159)	(0.9)	$35,514	$34,488	$1,026	3.0
Total operating expense(1)	$17,932	$15,431	$2,501	16.2	$35,383	$31,327	$4,056	12.9
Full-time equivalent employees	319	283			319	283

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three and six months ended June 30, 2021 was $13.3 million, an increase of $2.5 million, or 22.8%, and $25.9 million, an increase of $4.1 million, or 18.6%, respectively, compared to the three and six months ended June 30, 2020. The increase in both periods of comparison reflects new hires, annual merit increases, growth in employee benefit costs, and an increase in the expected payout on annual corporate and individual incentive compensation plans. The annual corporate bonus and individual incentive compensation plans for the three and six months ended June 30, 2021 totaled $2.5 million and $4.1 million, respectively, due to strong Bank performance driven by effective business development efforts and continued improvement in credit, compared to $1.2 million and $2.2 million for three and six months ended June 30, 2020, respectively. Average full-time equivalent employees increased to 312, up 11.0% for the quarter ended June 30, 2021, compared to 281 for the quarter ended June 30, 2020. We expect to continue investing in talent, both in the form of additional business development and operational staff, to support our long-term strategic plan.
    Computer software expense increased $163,000, or 16.9%, and $388,000, or 20.9%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The increase was principally due to investments in and maintenance of technology platforms to improve the client experience and continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy.
Marketing expense increased $159,000, or 45.2%, and $89,000, or 10.9%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Management expects marketing expense to continue to increase modestly and return to pre-pandemic levels over the next several quarters primarily driven by sponsorships and business development activities.
FDIC insurance expense increased $41,000, or 17.2%, and $194,000, or 43.3%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Management expects FDIC insurance expense to increase commensurate with asset growth going forward.
    No historic tax credits or related impairment were recognized for the three and six months ended June 30, 2021. The impairment on tax credit investments for the three and six months ended June 30, 2020 are related to a new market and historic tax credits. The impairment on tax credits are more than offset by a reduction to income tax expense resulting in a net benefit to earnings in the year the credits are earned. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2021 and beyond.
    SBA recourse provision expense totaled $245,000 and $115,000 for the three and six months ended June 30, 2021, respectively, compared to recourse benefit of $30,000 and $5,000 for the three and six months ended June 30, 2020, respectively. The total recourse reserve balance was $830,000, or 0.9% of total sold SBA loans outstanding, at June 30, 2021, compared to $723,000, or 0.9%, at December 31, 2020, and $1.0 million, or 1.4%, at June 30, 2020. Changes to SBA recourse reserves may be a source of non-interest expense volatility in future quarters, though the magnitude of this volatility should continue to diminish over time as the outstanding balance of sold legacy SBA loans continues to decline.
The Corporation incurred a $744,000 loss, recognized through non-interest expense, on the early extinguishment of $59.5 million in FHLB term advances late in the second quarter of 2020, as the Corporation lowered wholesale funding costs and improved the Corporation’s funding position.
Other non-interest expense decreased $369,000, or 67.7%, and $777,000, or 57.2%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The decrease was principally due to a reduction in the credit valuation adjustment (“CVA”) related to the commercial loan interest rate swap program and a reduction in the loan servicing valuation adjustment related to the Bank’s SBA portfolio. The CVA represents a change in the market value of the Company’s commercial loan interest rate swaps to estimate potential borrower credit risk within the portfolio. The CVA can vary from period to period based on the size of the portfolio, credit metrics, and the interest rate environment in any given quarter. There was no CVA as of June 30, 2020.
Income Taxes
    Income tax expense totaled $5.6 million for the six months ended June 30, 2021 compared to an income tax benefit of $1.1 million for the six months ended June 30, 2020. The effective tax rate, excluding tax credits and other discrete items, for the six months ended June 30, 2021 was 23.6% compared to 18.6% for the six months ended June 30, 2020.

Financial Condition
General
    Total assets increased by $297.8 million, or 11.6%, to $2.866 billion as of June 30, 2021 compared to $2.568 billion at December 31, 2020. The increase in total assets was primarily driven by short-term investments, partially offset by a decrease in securities and loans and leases receivable.
Short-Term Investments
    Short-term investments increased by $338.0 million to $365.4 million at June 30, 2021 from $27.4 million at December 31, 2020. The large increase in short-term investments was primarily due to the proceeds of a commercial client’s business sale late in the second quarter, the majority of which was moved off the balance sheet in July, and PPP loan forgiveness proceeds. Excluding the temporary business sale proceeds, total short-term investments increased $113.1 million to $140.4 million. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, decreased by $16.7 million, or 7.9%, to $193.6 million at June 30, 2021 compared to $210.3 million at December 31, 2020. During the six months ended June 30, 2021 we recognized unrealized losses of $1.6 million before income taxes through other comprehensive income, compared to gains of $4.2 million for the same period in 2020. As of June 30, 2021 and December 31, 2020, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.6 years and 5.0 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2021.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $437,000 to $2.118 billion at June 30, 2021 from $2.117 billion at December 31, 2020 which was driven by commercial loan growth, partially offset by PPP loan forgiveness. Loans and leases receivable, net of allowance for loan and lease losses and excluding net PPP loans, increased by $105.0 million, or 11.1% annualized, to $1.997 billion at June 30, 2021 from December 31, 2020.
Excluding net PPP loans, C&I loans increased $67.7 million, or 26.7% annualized, to $574.7 million from $507.0 million at December 31, 2020 primarily due to a $59.9 million increase in loans from our specialized lending business lines. The majority of our specialized lending commercial banking business lines are early stage and faster growing while the more mature business lines, like asset-based lending, have historically experienced counter cyclical growth, growing during and following times of economic stress. Management expects specialized lending volume to continue to increase in 2021 and 2022 following the proactive investments made prior to and during the COVID-19 pandemic. Including net PPP loans, our C&I portfolio decreased $36.9 million to $695.4 million from $732.3 million at December 31, 2020.
Total commercial real estate (“CRE”) increased $32.9 million to $1.392 billion, up from $1.359 billion at December 31, 2020. Non-owner occupied CRE and multi-family loans were the largest contributors to CRE loan growth as of June 30, 2021, increasing $49.8 million, and $7.8 million, respectively, from December 31, 2020.
There continues to be a concentration in CRE loans which represented 68.7% and 70.6% of our total loans, excluding net PPP loans, as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, 18.2% of the CRE loans were owner-occupied CRE, compared to 18.7% as of December 31, 2020. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property. Management has elevated its underwriting standards during the

COVID-19 pandemic to ensure business owners and guarantors have robust liquidity, operating performance, and collateral positions. Even with these higher standards, the Corporation has been able to grow loans and deepen banking relationships.
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
Deposits
    As of June 30, 2021, deposits increased by $305.2 million, or 32.9% annualized, to $2.161 billion from $1.856 billion at December 31, 2020 primarily due to a $309.1 million and $43.6 million increase in transaction accounts and money market accounts, respectively, partially offset by a decrease in wholesale deposits and certificates of deposit of $28.0 million and $19.6 million, respectively. The large increase in deposits was primarily due to the proceeds of a commercial client’s business sale late in the second quarter, the majority of which was moved off the balance sheet in July, and PPP forgiveness proceeds. Excluding the temporary deposits described above, total deposits increased $80.2 million to $1.936 billion, or 8.6% annualized. Excluding the temporary deposits, transaction and money market accounts increased $84.2 million. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.729 billion for the six months ended June 30, 2021, compared to $1.569 billion for the year ended December 31, 2020.
FHLB Advances and Other Borrowings
    As of June 30, 2021, FHLB advances and other borrowings increased by $946,000, or 0.5% annualized, to $420.1 million from $419.2 million at December 31, 2020. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace the majority of our maturing brokered certificates of deposit with FHLB advances at lower rates, as needed, to match-fund fixed rate loans and mitigate interest rate risk. Total bank funding is defined as total deposits plus FHLB advances, and Federal Reserve Discount Window advances.
As of June 30, 2021 and December 31, 2020, the Corporation had other borrowings of $8.5 million and $920,000 respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting and borrowings associated with our investment in a community development entity.
    During the second quarter of 2020, the Corporation tested its ability to borrow from the Federal Reserve PPPLF in the event funding was required to support the Banks PPP lending efforts. On April 28, 2020, the Corporation borrowed $29.6 million from the PPPLF at a rate of 0.35%. As of November 2, 2020, the borrowing was paid in full.
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

Derivatives
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets. We offer interest rate swap products directly to qualified commercial borrowers, originating a floating rate loan and an interest rate swap providing a fixed rate to the borrower. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers increased $7.9 million, or 1.3%, to $637.0 million as of June 30, 2021, compared to $629.1 million as of December 31, 2020. The fair value of these interest rate swaps decreased $17.0 million, or 34.4%, to $32.4 million as of June 30, 2021, compared to $49.4 million as of December 31, 2020. The decline in fair value of the derivative contracts is directly related to the level of interest rates as of June 30, 2021, compared to the maturity term and amortization rates when the derivative contracts were originally executed.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Impaired Assets
    Total impaired assets consisted of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$2,125	$5,429
Commercial real estate - non-owner occupied	2,998	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	44	250
Total non-accrual commercial real estate	5,167	10,352
Commercial and industrial	6,160	16,155
Direct financing leases, net	49	49
Consumer and other:
Home equity and second mortgages	35	40
Other	11	21
Total non-accrual consumer and other loans	46	61
Total non-accrual loans and leases	11,422	26,617
Foreclosed properties, net	179	34
Total non-performing assets	11,601	26,651
Performing troubled debt restructurings	56	46
Total impaired assets	$11,657	$26,697

Total non-accrual loans and leases to gross loans and leases	0.53%	1.24%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.54	1.24
Total non-performing assets to total assets	0.40	1.04
Allowance for loan and lease losses to gross loans and leases	1.20	1.33
Allowance for loan and lease losses to non-accrual loans and leases	224.79	107.15

    Net PPP loans outstanding as of June 30, 2021 and December 31, 2020, were $120.7 million and $225.3 million, respectively. The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	June 30, 2021	December 31, 2020
Total non-accrual loans and leases to gross loans and leases	0.56%	1.38%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.57	1.38
Total non-performing assets to total assets	0.42	1.14
Allowance for loan and lease losses to gross loans and leases	1.27	1.48
Non-accrual loans decreased $15.2 million, or 57.1%, to $11.4 million at June 30, 2021, compared to $26.6 million at December 31, 2020. The decrease in non-accrual loans was principally due to loan payoffs, loans returning to accrual status, and $3.0 million of charge-offs, of which $2.2 million was from the legacy SBA portfolio and $471,000 from the small ticket vendor finance program. All charge-offs for the six months ended June 30, 2021 were previously identified impaired loans, unrelated to the economic slowdown from the COVID-19 pandemic. Management does not view these charge-offs as being indicative of any systemic issues across the Corporation’s loan and lease portfolio. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.53% and 1.24% at June 30, 2021 and December 31, 2020, respectively. Non-accrual loans as a percentage of total gross loans and leases, excluding net PPP loans, was 0.56% and 1.38% at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, $523,000 and $6.5 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. Please refer to the section titled COVID-19 Update for additional information on credit quality.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 0.40% at June 30, 2021 from 1.04% at December 31, 2020. As of June 30, 2021, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.9% of the total portfolio was in a current payment status, compared to 99.0% as of December 31, 2020. We also monitor asset quality through our established categories as defined in Note 6 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    As of June 30, 2021, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

    The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2021	2020	2020
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$7,948	$10,742	$18,966
Impaired loans and leases with impairment reserves required	3,530	13,402	7,697
Total impaired loans and leases	11,478	24,144	26,663
Less: Impairment reserve (included in allowance for loan and lease losses)	2,021	5,924	3,681
Net impaired loans and leases	$9,457	$18,220	$22,982
Average impaired loans and leases	$19,420	$23,847	$27,703
Foregone interest income attributable to impaired loans and leases	$1,081	$1,114	$2,794
Less: Interest income recognized on impaired loans and leases	153	458	636
Net foregone interest income on impaired loans and leases	$928	$656	$2,158
    Non-performing assets also include foreclosed properties. A summary of foreclosed properties activity is as follows:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2021	2020	2020
	(In Thousands)
Balance at the beginning of the period	$34	$2,919	$2,919
Transfer of loans and leases to foreclosed properties	149	80	80
Proceeds from sale of foreclosed properties	—	(1,160)	(2,582)
Net loss on sale of foreclosed properties	—	(54)	(20)
Impairment adjustments	(4)	(396)	(363)
Balance at the end of the period	$179	$1,389	$34
Allowance for Loan and Lease Losses
    The allowance for loan and lease losses decreased $2.8 million, or 10.0%, from $28.5 million as of December 31, 2020 to $25.7 million as of June 30, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases decreased from 1.33% as of December 31, 2020 to 1.20% as of June 30, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.27% as of June 30, 2021 compared to 1.47% as of December 31, 2020. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by a significant commercial real estate loan recovery during the first quarter of 2021, and the related impact it had on our commercial real estate historical loss factors, and the release of specific reserves following loan payoffs and charge-offs. These general and specific reserve releases were partially offset primarily by an increase in general reserve commensurate with loan growth.
    There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
    During the six months ended June 30, 2021, we recorded net recoveries on impaired loans and leases of $180,000, comprised of $3.0 million of charge-offs and $3.2 million of recoveries. While we likely will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, management believes charge-offs in the foreseeable future will be at lower levels based on our total non-accrual loans and leases as a percentage of gross loans and leases of 0.53% at June 30, 2021, is the Corporation’s lowest level of non-accrual loans since the fourth quarter of 2006. Loans and leases with previously established specific reserves, however, may ultimately result in a charge-off under a variety of scenarios.

    As of June 30, 2021 and December 31, 2020, our ratio of allowance for loan and lease losses to total non-accrual loans and leases was 224.79% and 107.15%, respectively. This ratio continues to increase due to the significant decline in non-accrual loans and as our remaining non-accrual loan and lease portfolio has a larger proportion of SBA loans when compared to December 31, 2020, which historically carry larger collateral shortfalls when compared to our conventional commercial loans. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2021.
    To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments with similar risk characteristics. First, we evaluate loans and leases for potential impairment classification. We analyze each loan and lease identified as impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. For each segment of loans and leases that has not been individually evaluated, management segregates the Bank’s loss factors into a quantitative general reserve component based on historical loss rates throughout the defined look back period. The quantitative general reserve component also considers an estimate of the historical loss emergence period, which is the period of time between the event that triggers the loss to the charge-off of that loss. The methodology also focuses on evaluation of several qualitative factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries, and other qualitative factors that could affect credit losses such as the economic uncertainty related to the COVID-19 pandemic. As of June 30, 2021, the allowance for loan and lease losses included $726,000 in general reserve related to economic uncertainty, compared to $947,000 as of December 31, 2020. Management removed qualitative factors due to COVID-19 uncertainty from the majority of our specialized lending and commercial and industrial portfolios reflecting continued strong performance while maintaining a general reserve on industries previously identified as stressed, specifically hospitality and retail.
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of June 30, 2021 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have been stable or improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $25.7 million, or 1.20% of gross loans and leases, at June 30, 2021. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Allowance at beginning of period	$28,982	$22,748	$28,521	$19,520
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	(4)	(27)	(4)	(27)
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	(245)	—	(245)	—
Commercial and industrial	(2,621)	(729)	(2,765)	(854)
Direct financing leases	—	(55)	—	(55)
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	(24)	(6)	(24)	(12)
Total charge-offs	(2,894)	(817)	(3,038)	(948)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	84	—	225	1
Commercial real estate — non-owner occupied	—	2	—	2
Construction and land development	—	—	2,078	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	460	62	913	238
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	1	—
Other	1	—	1	—
Total recoveries	545	64	3,218	241
Net recoveries	(2,349)	(753)	180	(707)
Provision for loan and lease losses	(958)	5,469	(3,026)	8,651
Allowance at end of period	$25,675	$27,464	$25,675	$27,464
Annualized net charge-offs (recoveries) as a percent of average gross loans and leases	0.42%	0.15%	(0.02)%	0.08%
Annualized net charge-offs (recoveries) as a percent of average gross loans and leases, excluding average net PPP loans	0.47%	0.17%	(0.02)%	0.08%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2021 were the interest payments due on subordinated and junior subordinated notes. On April 30, 2021, the Bank’s Board of Directors declared a dividend in the aggregate amount of $2.5 million bringing year-to-date dividend declarations to $4.5 million. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on June 30, 2021, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that was fully phased-in as of January 1, 2019. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
    The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary source of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds, FHLB advances, and Federal Reserve Discount Window advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition.
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of June 30, 2021 and December 31, 2020, our immediate on-balance sheet liquidity was $829.0 million and $640.2 million, respectively. The increase as of June 30, 2021 compared to December 31, 2020 was principally due to the proceeds from a commercial client’s business sale late in the second quarter, the majority of which was moved off the balance sheet in July, and PPP forgiveness proceeds. Immediate on-balance sheet liquidity as of December 31, 2020 included $225.3 million of availability from the Federal Reserve’s PPPLF advance program. Excluding the temporary proceeds from the commercial client’s business sale and the PPPLF advance program, immediate on-balance sheet liquidity was $604.0 million and $414.9 million as of June 30, 2021 and December 31, 2020, respectively. This increase in on-balance sheet liquidity compared to December 31, 2020 is primarily due to excess cash held at the FRB due to PPP loan forgiveness proceeds. At June 30, 2021 and December 31, 2020, the Bank had $364.5 million and $26.7 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $532.3 million of outstanding wholesale funds at June 30, 2021, compared to $567.0 million of wholesale funds as of December 31, 2020, which represented 20.9% and 25.2%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, deposits gathered from reciprocal deposit programs above the general cap if, applicable, and receive only deposits from reciprocal deposit programs. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Excluding temporary deposits from the sale of a commercial client’s business, period-end in-market deposits increased $108.2 million, or 12.9% annualized, to $1.791 billion at June 30, 2021 from $1.683 billion at December 31, 2020 as in-market deposit balances increased due to our client’s PPP loan proceeds and successful business development efforts. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale certificates of deposit do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of June 30, 2021.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended June 30, 2021. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2021, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
The Corporation's capital ratios continued to exceed the highest required regulatory benchmark levels. As of June 30, 2021, total capital to risk-weighted assets was 11.22%, tier 1 capital to risk-weighted assets was 9.14%, tier 1 leverage capital to adjusted average assets was 8.48% and common equity tier 1 capital to risk-weighted assets was 8.72%. In addition, as of June 30, 2021, tangible common equity to tangible assets was 7.33%.
As of July 29, 2021, the Corporation had purchased 46,513 shares of its common stock, since the adoption of its previously disclosed stock repurchase program, at a weighted average price of $26.53 per share, for a total value of $1.2 million. The Corporation had $3.8 million of buyback authority remaining under the program as of July 29, 2021.
As previously announced, during the second quarter of 2021, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.18 per share. The dividend was paid on May 24, 2021 to stockholders of record at the close of business on May 10, 2021. Measured against second quarter 2021 diluted earnings per share of $0.95, the dividend represents a 18.9% payout ratio. The Board of Directors routinely considers dividend declarations as part of its normal course of business.
    During the six months ended June 30, 2021, operating activities resulted in a net cash inflow of $15.0 million, which included net income of $18.0 million, partially offset by a $3.0 million provision for loan and lease loss benefit. Net cash provided by investing activities for the six months ended June 30, 2021 was $15.9 million primarily due to proceeds received from the sale of securities available for sale. Net cash provided by financing activities was $302.2 million for the six months ended June 30, 2021 primarily due to a net increase in deposits, partially offset by a net reduction in FHLB advances and cash dividends paid. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of June 30, 2021, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
(b)Not applicable.
(c)None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amendment to the First Business Financial Services, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on March 9, 2021 (File No. 001-34095)).

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020, and (vi) the Notes to Unaudited Consolidated Financial Statements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 30, 2021	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 30, 2021	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)