Form 10-Q
period 2021-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2021-10-29
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 22, 2021 was 8,390,296 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$20,197	$29,538
Short-term investments	90,427	27,371
Cash and cash equivalents	110,624	56,909
Securities available-for-sale, at fair value	194,056	183,925
Securities held-to-maturity, at amortized cost	21,196	26,374
Loans held for sale	5,603	8,695
Loans and leases receivable, net of allowance for loan and lease losses of $24,676 and $28,521, respectively	2,098,630	2,117,449
Premises and equipment, net	1,700	1,998
Foreclosed properties	172	34
Right-of-use assets, net	5,263	5,814
Bank-owned life insurance	53,244	52,188
Federal Home Loan Bank stock, at cost	12,351	13,578
Goodwill and other intangible assets	12,229	12,018
Derivatives	28,678	49,377
Accrued interest receivable and other assets	40,664	39,478
Total assets	$2,584,410	$2,567,837
Liabilities and Stockholders’ Equity
Deposits	$1,904,282	$1,855,516
Federal Home Loan Bank advances and other borrowings	394,090	419,167
Junior subordinated notes	10,072	10,062
Lease liabilities	5,780	6,386
Derivatives	31,890	54,927
Accrued interest payable and other liabilities	13,016	15,617
Total liabilities	2,359,130	2,361,675
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,325,746 and 9,234,460 shares issued, 8,483,099 and 8,566,960 shares outstanding at September 30, 2021 and December 31, 2020, respectively	93	92
Additional paid-in capital	84,959	83,125
Retained earnings	162,952	140,431
Accumulated other comprehensive loss	(1,455)	(933)
Treasury stock, 842,647 and 667,500 shares at September 30, 2021 and December 31, 2020, respectively, at cost	(21,269)	(16,553)
Total stockholders’ equity	225,280	206,162
Total liabilities and stockholders’ equity	$2,584,410	$2,567,837

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$22,947	$21,105	$69,333	$64,502
Securities	855	1,004	2,524	3,262
Short-term investments	212	167	563	644
Total interest income	24,014	22,276	72,420	68,408
Interest expense
Deposits	834	1,623	2,796	7,663
Federal Home Loan Bank advances and other borrowings	1,677	1,752	5,054	5,352
Junior subordinated notes	280	280	832	835
Total interest expense	2,791	3,655	8,682	13,850
Net interest income	21,223	18,621	63,738	54,558
Provision for loan and lease losses	(2,269)	3,835	(5,295)	12,487
Net interest income after provision for loan and lease losses	23,492	14,786	69,033	42,071
Non-interest income
Private wealth management service fees	2,759	2,167	7,910	6,402
Gain on sale of Small Business Administration loans	721	760	3,002	1,598
Service charges on deposits	956	881	2,814	2,527
Loan fees	713	478	1,828	1,414
Increase in cash surrender value of bank-owned life insurance	357	365	1,056	1,037
Net gain (loss) on sale of securities	—	—	29	(4)
Swap fees	—	2,446	684	5,782
Other non-interest income	1,509	311	3,208	1,385
Total non-interest income	7,015	7,408	20,531	20,141
Non-interest expense
Compensation	13,351	11,857	39,263	33,705
Occupancy	544	570	1,628	1,696
Professional fees	1,024	943	2,803	2,621
Data processing	746	679	2,315	2,066
Marketing	572	356	1,474	1,169
Equipment	260	310	767	905
Computer software	999	1,017	3,244	2,873
FDIC insurance	291	312	933	760
Collateral liquidation costs	47	45	224	281
Net loss (gain) on foreclosed properties	6	(121)	7	329
Impairment of tax credit investments	—	113	—	2,066
SBA recourse (benefit) provision	(69)	57	45	53
Loss on early extinguishment of debt	—	—	—	744
Other non-interest expense	719	620	1,300	1,977
Total non-interest expense	18,490	16,758	54,003	51,245
Income before income tax expense	12,017	5,436	35,561	10,967
Income tax expense	2,819	1,143	8,396	73
Net income	$9,198	$4,293	$27,165	$10,894
Earnings per common share
Basic	$1.07	$0.50	$3.15	$1.27
Diluted	1.07	0.50	3.15	1.27
Dividends declared per share	0.18	0.165	0.54	0.495

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Net income	$9,198	$4,293	$27,165	$10,894
Other comprehensive income (loss), before tax
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(1,457)	(377)	(3,033)	3,860
Reclassification adjustment for net (gain) loss realized in net income	—	—	(29)	4
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	7	10	22	30
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	520	389	2,338	(3,654)
Income tax benefit (expense)	238	(6)	180	(62)
Total other comprehensive (loss) income	(692)	16	(522)	178
Comprehensive income	$8,506	$4,309	$26,643	$11,072

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	3,278	—	—	3,278
Other comprehensive income	—	—	—	—	663	—	663
Share-based compensation - restricted shares, net	63,684	—	417	—	—	—	417
Cash dividends ($0.165 per share)	—	—	—	(1,410)	—	—	(1,410)
Treasury stock purchased	(58,594)	—	—	—	—	(1,447)	(1,447)
Balance at March 31, 2020	8,571,134	$92	$81,605	$130,973	$(685)	$(16,328)	$195,657
Net income	—	—	—	3,323	—	—	3,323
Other comprehensive loss	—	—	—	—	(501)	—	(501)
Share-based compensation - restricted shares, net	5,357	—	516	—	—	—	516
Cash dividends ($0.165 per share)	—	—	—	(1,414)	—	—	(1,414)
Treasury stock purchased	(1,357)	—	—	—	—	(19)	(19)
Balance at June 30, 2020	8,575,134	$92	$82,121	$132,882	$(1,186)	$(16,347)	$197,562
Net income	—	—	—	4,293	—	—	4,293
Other comprehensive loss	—	—	—	—	16	—	16
Share-based compensation - restricted shares, net	(4,410)	—	499	—	—	—	499
Cash dividends ($0.165 per share)	—	—	—	(1,415)	—	—	(1,415)
Treasury stock purchased	(9,010)	—	—	—	—	(170)	(170)
Balance at September 30, 2020	8,561,714	$92	$82,620	$135,760	$(1,170)	$(16,517)	$200,785

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2021	8,566,960	$92	$83,125	$140,431	$(933)	$(16,553)	$206,162
Net income	—	—	—	9,731	—	—	9,731
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Share-based compensation - restricted shares and employee stock purchase plan	84,255	1	530	—	—	—	531
Issuance of common stock under the employee stock purchase plan	1,775	—	39	—	—	—	39
Cash dividends ($0.18 per share)	—	—	—	(1,541)	—	—	(1,541)
Treasury stock purchased	(14,795)	—	—	—	—	(326)	(326)
Balance at March 31, 2021	8,638,195	$93	$83,694	$148,621	$(1,038)	$(16,879)	$214,491
Net income	—	—	—	8,235	—	—	8,235
Other comprehensive income	—	—	—	—	275	—	275
Share-based compensation - restricted shares and employee stock purchase plan	1,421	—	607	—	—	—	607
Issuance of common stock under the employee stock purchase plan	1,694	—	42	—	—	—	42
Cash dividends ($0.18 per share)	—	—	—	(1,556)	—	—	(1,556)
Treasury stock purchased	(23,549)	—	—	—	—	(642)	(642)
Balance at June 30, 2021	8,617,761	$93	$84,343	$155,300	$(763)	$(17,521)	$221,452
Net income	—	—	—	9,198	—	—	9,198
Other comprehensive loss	—	—	—	—	(692)	—	(692)
Share-based compensation - restricted shares and employee stock purchase plan	651	—	578	—	—	—	578
Issuance of common stock under the employee stock purchase plan	1,490	—	38	—	—	—	38
Cash dividends ($0.18 per share)	—	—	—	(1,546)	—	—	(1,546)
Treasury stock purchased	(136,803)	—	—	—	—	(3,748)	(3,748)
Balance at September 30, 2021	8,483,099	$93	$84,959	$162,952	$(1,455)	$(21,269)	$225,280

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
	(In Thousands)
Operating activities
Net income	$27,165	$10,894
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,218	(2,291)
Impairment of tax credit investments	—	2,066
Provision for loan and lease losses	(5,295)	12,487
SBA recourse provision	45	53
Derivative credit valuation adjustment	(376)	—
Depreciation, amortization and accretion, net	2,696	2,509
Loss on disposal of equipment	68	—
Share-based compensation	1,716	1,432
Net (gain) loss on sale of securities	(29)	4
Increase in bank-owned life insurance policies	(1,056)	(1,037)
Origination of loans for sale	(57,710)	(56,923)
Sale of SBA loans originated for sale	63,805	48,676
Gain on sale of loans originated for sale	(3,002)	(1,598)
Net loss on foreclosed properties, including impairment valuation	7	329
Loan servicing right impairment valuation	(78)	(3)
Excess tax benefit (expense) from share-based compensation	27	(35)
Payments on operating lease liabilities	(1,187)	(1,166)
Payments received on operating leases	126	84
Net increase in accrued interest receivable and other assets	(4,834)	(52,492)
Net (decrease) increase in accrued interest payable and other liabilities	1,455	42,429
Net cash provided by operating activities	24,761	5,418
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	40,789	40,353
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	5,146	3,759
Proceeds from sale of available-for-sale securities	14,955	839
Purchases of available-for-sale securities	(69,503)	(43,751)
Proceeds from sale of foreclosed properties	—	2,057
Net decrease (increase) in loans and leases	23,969	(456,933)
Investments in limited partnerships	(672)	(750)
Returns of investments in limited partnerships	60	—
Investment in historic development entities	—	(259)
Distribution from historic development entities	57	30
Investment in low-income housing	(1,307)	—
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	(6,314)	(13,422)
Proceeds from the sale of Federal Home Loan Bank stock	7,540	6,222
Purchases of leasehold improvements and equipment, net	(224)	(204)
Purchases of bank-owned life insurance policies	—	(8,000)
Net cash provided (used) in investing activities	14,496	(470,059)
Financing activities
Net increase in deposits	48,766	290,996
Proceeds from Federal Home Loan Bank advances	624,300	979,200
Repayment of Federal Home Loan Bank advances	(661,000)	(845,444)

Loss on early extinguishment of debt	—	744
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	—	29,605
Net increase in long-term borrowed funds	11,633	41
Cash dividends paid	(4,644)	(4,239)
Proceeds from issuance of common stock under ESPP	119	—
Purchase of treasury stock	(4,716)	(1,636)
Net cash provided by financing activities	14,458	449,267
Net increase (decrease) in cash and cash equivalents	53,715	(15,374)
Cash and cash equivalents at the beginning of the period	56,909	67,102
Cash and cash equivalents at the end of the period	$110,624	$51,728
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$10,876	$15,223
Income taxes paid	9,958	3,436
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	316	190
Transfer from loans and leases to foreclosed properties	145	80
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services and bank consulting services. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. FBB has the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Rimrock Road Investment Fund, LLC (“Rimrock Road”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”). FMIC is located in and was formed under the laws of the state of Nevada.
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
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, level of the Small Business Administration (“SBA”) recourse reserve, and income taxes. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2021. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as CECL. The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope under which the Corporation has the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 2020 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and will be deferring adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Corporation’s approach throughout the deferral period.
In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Corporation expects to utilize the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-01, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Corporation will continue to assess the impact as the reference rate transition occurs over the next two years.
In August 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-06 “Presentation of Financial Statements (Topic 205), Financial Services-Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.” This ASU amends the SEC sections of the Codification related to Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update to Statistical Disclosures for Bank and Savings and Loan Registrants. The guidance is effective upon its addition to the FASB codification. The Corporation is assessing the impact of ASU 2021-06 and its impact on its disclosures.

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
The second half of 2020 saw improvements in economic trends, but continued waves of new cases of COVID-19 created continued uncertainty in the economic environment. However, at the end of the fourth quarter of 2020 and into the first quarter of 2021, the rollout of new vaccines and the ratification of two additional stimulus laws resulted in lower infection rates and significant improvement in the outlook of the economy. In the second quarter of 2021, the Corporation communicated return to office plans to employees. Based on the national and local guidelines, the Corporation developed a phased-in approach for returning to the office. Under this phased-in approach, employees began returning to office in early June 2021. The return to office included enhanced safety protocols and processes to provide the best working environment possible for employees.
The full long-term impact of the COVID-19 pandemic is unknown and continues to evolve. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak has had a significant adverse impact on certain industries the Corporation serves, including retail, restaurants and food services, hospitality, and entertainment. As of September 30, 2021, the Corporation’s aggregate outstanding exposure in these segments was $189.8 million, or 9.2% of the Corporation’s gross loans and leases less Paycheck Protection Program (“PPP”) loans. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to the future effect of the ongoing pandemic on the Corporation’s loan portfolio.
The Corporation provided loan payment deferrals for certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. As of September 30, 2021, the Corporation had five deferral requests outstanding, representing $24.1 million in total loans, or 1.2% of gross loans and leases, excluding PPP loans, compared to $27.0 million, or 1.4% of gross loans and leases, excluding PPP loans as of December 31, 2020. Of the $24.1 million of deferred loans outstanding as of September 30, 2021, $23.5 million relate to three hospitality credits which received principal deferrals and are accruing interest and current on interest payments. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loans will not be reported as past due during the deferral period.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA is a $2.3 trillion spending bill that combined $900 billion in stimulus relief for the COVID-19 pandemic in the United States with a $1.4 trillion omnibus spending bill for the 2021 federal fiscal year and prevented a government shutdown. The CAA allowed for a second draw for certain businesses under the PPP. Like the original program, loan proceeds were available to help fund payroll and group health benefit costs, as well as certain mortgage interest, rent and utilities. In addition, authorized costs also included COVID-19 related worker protection costs, uninsured property damage costs due to looting or vandalism during 2020 and certain supplier costs and expenses for operations. The CAA also expanded benefit costs to include group dental, vision, life and disability benefits. All of these changes are generally retroactive to the original CARES Act, meaning that the changes may be taken into account in processing loan forgiveness with respect to an original PPP loan. The Corporation accepted and processed applications for second draw PPP loans from January 13, 2021 through the application deadline of May 31, 2021.
As of September 30, 2021, the Corporation had $65.9 million in gross PPP loans outstanding and deferred processing fees outstanding of $1.4 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three and nine months ended September 30, 2021, $1.7 million and $6.4 million, respectively, was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$9,198	$4,293	$27,165	$10,894
Less: earnings allocated to participating securities	252	110	744	284
Basic earnings allocated to common shareholders	$8,946	$4,183	$26,421	$10,610
Weighted-average common shares outstanding, excluding participating securities	8,340,042	8,404,084	8,380,591	8,380,676
Basic earnings per common share	$1.07	$0.50	$3.15	$1.27

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$8,946	$4,183	$26,421	$10,610
Weighted-average diluted common shares outstanding, excluding participating securities	8,340,042	8,404,084	8,380,591	8,380,676
Diluted earnings per common share	$1.07	$0.50	$3.15	$1.27

Note 4 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. At the 2021 annual shareholders meeting, an amendment to the 2019 equity plan was approved, increasing the number of shares in the plan by 180,000. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2021, 218,880 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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
Restricted stock activity for the year ended December 31, 2020 and the nine months ended September 30, 2021 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2020	176,935	$22.51
Granted (1)	78,775	25.82
Vested	(56,904)	22.26
Forfeited	(11,002)	22.86
Nonvested balance as of December 31, 2020	187,804	24.29
Granted (1)	92,960	23.55
Vested	(58,061)	22.29
Forfeited	(6,633)	22.94
Nonvested balance as of September 30, 2021	216,070	$24.55
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of September 30, 2021, the Corporation had $3.6 million of unvested compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.2 years.

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
During the nine months ended September 30, 2021, the Corporation issued 4,959 shares of common stock under the ESPP. As of September 30, 2021, 241,074 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Share-based compensation expense	$578	$499	$1,716	$1,432

Note 5 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,970	$1	$—	4,971
U.S. government agency securities - government-sponsored enterprises	20,376	264	(75)	20,565
Municipal securities	30,403	422	(328)	30,497
Residential mortgage-backed securities - government issued	15,164	307	(58)	15,413
Residential mortgage-backed securities - government-sponsored enterprises	87,940	1,188	(571)	88,557
Commercial mortgage-backed securities - government issued	6,038	88	(46)	6,080
Commercial mortgage-backed securities - government-sponsored enterprises	25,678	422	(369)	25,731
Other securities	2,205	37	—	2,242
	$192,774	$2,729	$(1,447)	$194,056

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,699	$9	$(79)	$22,629
Municipal securities	24,067	716	(4)	24,779
Residential mortgage-backed securities - government issued	9,894	509	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	102,843	2,212	(49)	105,006
Commercial mortgage-backed securities - government issued	5,289	175	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	12,584	781	—	13,365
Other securities	2,205	74	—	2,279
	$179,581	$4,476	$(132)	$183,925

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$14,000	$261	$(11)	$14,250
Residential mortgage-backed securities - government issued	2,507	67	—	2,574
Residential mortgage-backed securities - government-sponsored enterprises	2,680	93	—	2,773
Commercial mortgage-backed securities - government-sponsored enterprises	2,009	219	—	2,228
	$21,196	$640	$(11)	$21,825

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$17,106	$417	$(15)	$17,508
Residential mortgage-backed securities - government issued	3,564	112	—	3,676
Residential mortgage-backed securities - government-sponsored enterprises	3,693	163	—	3,856
Commercial mortgage-backed securities - government-sponsored enterprises	2,011	282	—	2,293
	$26,374	$974	$(15)	$27,333

U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were no sales of available-for-sale securities that occurred during the three months ended September 30, 2021 and seven sales of available-for-sale securities that occurred during the nine months ended September 30, 2021. There were no sales of available-for-sale securities that occurred during three months ended September 30, 2020 and one sale that occurred during the nine months ended September 30, 2020.

At September 30, 2021 and December 31, 2020, securities with a fair value of $44.4 million and $73.7 million, respectively, were pledged to secure various obligations, including interest rate swap contracts.

The amortized cost and fair value of securities by contractual maturity at September 30, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,703	$2,740	$3,630	$3,647
Due in one year through five years	6,654	6,793	7,973	8,083
Due in five through ten years	49,213	49,790	8,022	8,452
Due in over ten years	134,204	134,733	1,571	1,643
	$192,774	$194,056	$21,196	$21,825

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2021 and December 31, 2020. At September 30, 2021, the Corporation held 42 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2021, the Corporation held no available-for-sale securities that had been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$3,425	$75	$—	$—	$3,425	$75
Municipal securities	13,384	328	—	—	13,384	328
Residential mortgage-backed securities - government issued	7,910	58	—	—	7,910	58
Residential mortgage-backed securities - government-sponsored enterprises	47,459	571	—	—	47,459	571
Commercial mortgage-backed securities - government issued	2,252	46	—	—	2,252	46
Commercial mortgage-backed securities - government-sponsored enterprises	14,932	369	—	—	14,932	369
	$89,362	$1,447	$—	$—	$89,362	$1,447

	As of December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$11,602	$45	$4,031	$34	$15,633	$79
Municipal securities	2,863	4	—	—	2,863	4
Residential mortgage-backed securities - government-sponsored enterprises	19,078	49	—	—	19,078	49
	$33,543	$98	$4,031	$34	$37,574	$132

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2021 and December 31, 2020. At September 30, 2021, the Corporation held three held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At September 30, 2021, the Corporation held two held-to-maturity securities that had been in a continuous unrealized loss position for twelve months or greater. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$230	$1	$493	$10	$723	$11

	As of December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$276	$13	$213	$2	$489	$15

Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	September 30, 2021	December 31, 2020
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$241,977	$253,882
Commercial real estate — non-owner occupied	639,423	564,532
Land development	39,119	49,839
Construction	139,933	141,043
Multi-family	313,787	311,556
1-4 family	13,487	38,284
Total commercial real estate	1,387,726	1,359,136
Commercial and industrial	681,065	732,318
Direct financing leases	16,810	22,331
Consumer and other:
Home equity and second mortgages	4,576	7,833
Other	35,645	28,897
Total consumer and other	40,221	36,730
Total gross loans and leases receivable	2,125,822	2,150,515
Less:
Allowance for loan and lease losses	24,676	28,521
Deferred loan fees	2,516	4,545
Loans and leases receivable, net	$2,098,630	$2,117,449

As of September 30, 2021 and December 31, 2020, the Corporation had $65.9 million and $228.9 million, respectively, in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $1.4 million and $3.5 million, respectively, included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans is comprised of the following:

	September 30, 2021	December 31, 2020
	(In Thousands)
SBA 7(a) loans	$30,004	$36,266
SBA 504 loans	34,501	26,327
SBA Express loans and lines of credit	792	1,251
SBA PPP loans	65,904	228,870
Total SBA loans	$131,201	$292,714
As of September 30, 2021 and December 31, 2020, $1.9 million and $9.3 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended September 30, 2021, and 2020, was $5.3 million and $7.9 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the nine months ended September 30, 2021, and 2020, was $25.0 million and $17.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2021, and 2020, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at September 30, 2021, and December 31, 2020, was $90.5 million and $79.5 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended September 30, 2021, and 2020, was $18.9 million and $7.7 million, respectively. The total principal amount of transferred participation interests in other, non-SBA originated loans during the nine months ended September 30, 2021, and 2020, was $35.8 million and $29.9 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at September 30, 2021, and December 31, 2020, was $172.2 million and $153.6 million, respectively. As of September 30, 2021, and December 31, 2020, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $293.7 million and $276.5 million, respectively. As of September 30, 2021, the non-SBA originated participation portfolio contained no impaired loans. As of December 31, 2020, the non-SBA originated participation portfolio contained an impaired loan totaling $3.0 million with a sold portion of $4.2 million. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the unaudited Consolidated Balance Sheets as of September 30, 2021, and the total of loan participations purchased as of December 31, 2020 was $410,000.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	September 30, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$198,544	$28,600	$13,724	$1,109	$241,977
Commercial real estate — non-owner occupied	528,494	73,998	36,931	—	639,423
Land development	38,398	721	—	—	39,119
Construction	93,218	14,805	31,910	—	139,933
Multi-family	282,569	19,892	11,326	—	313,787
1-4 family	11,726	973	397	391	13,487
Total commercial real estate	1,152,949	138,989	94,288	1,500	1,387,726
Commercial and industrial	579,443	61,642	34,043	5,937	681,065
Direct financing leases, net	11,422	504	4,835	49	16,810
Consumer and other:
Home equity and second mortgages	4,268	236	72	—	4,576
Other	35,501	144	—	—	35,645
Total consumer and other	39,769	380	72	—	40,221
Total gross loans and leases receivable	$1,783,583	$201,515	$133,238	$7,486	$2,125,822
Category as a % of total portfolio	83.90%	9.48%	6.27%	0.35%	100.00%

	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$185,943	$34,917	$27,593	$5,429	$253,882
Commercial real estate — non-owner occupied	432,053	90,942	37,754	3,783	564,532
Land development	47,777	987	185	890	49,839
Construction	104,083	26,444	10,516	—	141,043
Multi-family	278,145	23,386	10,025	—	311,556
1-4 family	35,053	620	2,315	296	38,284
Total commercial real estate	1,083,054	177,296	88,388	10,398	1,359,136
Commercial and industrial	623,346	27,201	65,616	16,155	732,318
Direct financing leases, net	15,597	730	5,955	49	22,331
Consumer and other:
Home equity and second mortgages	7,206	496	91	40	7,833
Other	28,701	175	—	21	28,897
Total consumer and other	35,907	671	91	61	36,730
Total gross loans and leases receivable	$1,757,904	$205,898	$160,050	$26,663	$2,150,515
Category as a % of total portfolio	81.75%	9.57%	7.44%	1.24%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$240,868	$240,868
Non-owner occupied	—	—	—	—	639,423	639,423
Land development	—	—	—	—	39,119	39,119
Construction	—	—	—	—	139,933	139,933
Multi-family	—	—	—	—	313,787	313,787
1-4 family	—	—	—	—	13,096	13,096
Commercial and industrial	272	128	—	400	674,781	675,181
Direct financing leases, net	34	—	—	34	16,727	16,761
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,576	4,576
Other	—	—	—	—	35,645	35,645
Total	306	128	—	434	2,117,955	2,118,389
Non-accruing loans and leases
Commercial real estate:
Owner occupied	841	—	268	1,109	—	1,109
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	39	—	352	391	—	391
Commercial and industrial	92	258	1,443	1,793	4,091	5,884
Direct financing leases, net	—	—	49	49	—	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	972	258	2,112	3,342	4,091	7,433
Total loans and leases
Commercial real estate:
Owner occupied	841	—	268	1,109	240,868	241,977
Non-owner occupied	—	—	—	—	639,423	639,423
Land development	—	—	—	—	39,119	39,119
Construction	—	—	—	—	139,933	139,933
Multi-family	—	—	—	—	313,787	313,787
1-4 family	39	—	352	391	13,096	13,487
Commercial and industrial	364	386	1,443	2,193	678,872	681,065
Direct financing leases, net	34	—	49	83	16,727	16,810
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,576	4,576
Other	—	—	—	—	35,645	35,645
Total	$1,278	$386	$2,112	$3,776	$2,122,046	$2,125,822
Percent of portfolio	0.06%	0.02%	0.10%	0.18%	99.82%	100.00%

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$248,453	$248,453
Non-owner occupied	—	—	—	—	560,749	560,749
Land development	7,784	—	—	7,784	41,165	48,949
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	37,988	38,034
Commercial and industrial	663	111	—	774	715,389	716,163
Direct financing leases, net	—	—	—	—	22,282	22,282
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,793	7,793
Other	—	—	—	—	28,876	28,876
Total	8,447	157	—	8,604	2,115,294	2,123,898
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	5,157	5,429
Non-owner occupied	—	—	3,783	3,783	—	3,783
Land development	890	—	—	890	—	890
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	250	250
Commercial and industrial	103	342	7,557	8,002	8,153	16,155
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	40	40
Other	—	—	21	21	—	21
Total	993	342	11,633	12,968	13,649	26,617
Total loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	253,610	253,882
Non-owner occupied	—	—	3,783	3,783	560,749	564,532
Land development	8,674	—	—	8,674	41,165	49,839
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	38,238	38,284
Commercial and industrial	766	453	7,557	8,776	723,542	732,318
Direct financing leases, net	—	—	—	—	22,331	22,331
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,833	7,833
Other	—	—	21	21	28,876	28,897
Total	$9,440	$499	$11,633	$21,572	$2,128,943	$2,150,515
Percent of portfolio	0.44%	0.02%	0.54%	1.00%	99.00%	100.00%

The Corporation’s total impaired assets consisted of the following:

	September 30, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$1,109	$5,429
Commercial real estate — non-owner occupied	—	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	391	250
Total non-accrual commercial real estate	1,500	10,352
Commercial and industrial	5,884	16,155
Direct financing leases, net	49	49
Consumer and other:
Home equity and second mortgages	—	40
Other	—	21
Total non-accrual consumer and other loans	—	61
Total non-accrual loans and leases	7,433	26,617
Foreclosed properties, net	172	34
Total non-performing assets	7,605	26,651
Performing troubled debt restructurings	53	46
Total impaired assets	$7,658	$26,697

	September 30, 2021	December 31, 2020
Total non-accrual loans and leases to gross loans and leases	0.35%	1.24%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.36	1.24
Total non-performing assets to total assets	0.29	1.04
Allowance for loan and lease losses to gross loans and leases	1.16	1.33
Allowance for loan and lease losses to non-accrual loans and leases	331.98	107.15
As of September 30, 2021 and December 31, 2020, $857,000 and $6.5 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. As of September 30, 2021 and December 31, 2020, $201,000 and $760,000 in specific reserves were allocated to troubled debt restructurings, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of September 30, 2021.
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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	1	73	70	2	129	121
Total	1	$73	$70	2	$129	$121

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	—	$—	$—	2	$299	$272
Commercial and industrial	—	—	—	3	6,007	5,589
Total	—	$—	$—	5	$6,306	$5,861

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the three and nine months ended September 30, 2021, the modification of terms primarily consisted of payment schedule modifications. During the three and nine months ended September 30, 2020, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There was one commercial and industrial loan totaling $281,000 modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2021. There were two commercial and industrial loans totaling $703,000 and two owner-occupied commercial real estate loans totaling $272,000 modified in a troubled debt restructuring which subsequently defaulted during the three and nine months ended September 30, 2020.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Nine Months Ended September 30, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,109	$1,147	$—	$2,771	$135	$—	$135
Non-owner occupied	—	—	—	3,049	233	16	217
Land development	—	—	—	10	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	391	396	—	261	55	18	37
Commercial and industrial	3,485	3,586	—	8,662	445	113	332
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	53	7	9	(2)
Other	—	—	—	11	23	—	23
Total	4,985	5,129	—	14,817	898	156	742
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,452	2,452	1,521	1,834	102	8	94
Direct financing leases, net	49	49	49	49	2	—	2
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	2,501	2,501	1,570	1,883	104	8	96
Total:
Commercial real estate:
Owner occupied	1,109	1,147	—	2,771	135	—	135
Non-owner occupied	—	—	—	3,049	233	16	217
Land development	—	—	—	10	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	391	396	—	261	55	18	37
Commercial and industrial	5,937	6,038	1,521	10,496	547	121	426
Direct financing leases, net	49	49	49	49	2	—	2
Consumer and other:
Home equity and second mortgages	—	—	—	53	7	9	(2)
Other	—	—	—	11	23	—	23
Grand total	$7,486	$7,630	$1,570	$16,700	$1,002	$164	$838
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,338	$4,365	$—	$4,565	$291	$72	$219
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	46	51	—	307	31	141	(110)
Commercial and industrial	9,888	12,337	—	13,951	1,219	423	796
Direct financing leases, net	—	—	—	89	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	—	—
Other	21	688	—	85	41	—	41
Total	18,966	29,191	—	21,709	2,082	636	1,446
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,091	4,792	471	2,349	384	—	384
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	250	250	29	21	—	—	—
Commercial and industrial	6,267	6,972	3,125	3,585	324	—	324
Direct financing leases, net	49	49	49	39	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	—	1	—	1
Other	—	—	—	—	—	—	—
Total	7,697	12,103	3,681	5,994	712	—	712
Total:
Commercial real estate:
Owner occupied	5,429	9,157	471	6,914	675	72	603
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	296	301	29	328	31	141	(110)
Commercial and industrial	16,155	19,309	3,125	17,536	1,543	423	1,120
Direct financing leases, net	49	49	49	128	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	1	1	—	1
Other	21	688	—	85	41	—	41
Grand total	$26,663	$41,294	$3,681	$27,703	$2,794	$636	$2,158
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $144,000 and $14.6 million as of September 30, 2021, and December 31, 2020, respectively, represents partial charge-offs of loans and leases resulting from losses due to the valuation of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $53,000 and $46,000 of loans as of September 30, 2021, and December 31, 2020, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$16,876	$7,881	$918	$25,675
Charge-offs	(7)	(356)	(1)	(364)
Recoveries	1,501	128	5	1,634
Net recoveries (charge-offs)	1,494	(228)	4	1,270
Provision for loan and lease losses	(2,736)	563	(96)	(2,269)
Ending balance	$15,634	$8,216	$826	$24,676

	As of and for the Three Months Ended September 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$16,438	$10,179	$847	$27,464
Charge-offs	—	(505)	—	(505)
Recoveries	—	21	2	23
Net (charge-offs) recoveries	—	(484)	2	(482)
Provision for loan and lease losses	3,742	127	(34)	3,835
Ending balance	$20,180	$9,822	$815	$30,817

	As of and for the Nine Months Ended September 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	(256)	(3,121)	(25)	(3,402)
Recoveries	3,804	1,041	7	4,852
Net recoveries (charge-offs)	3,548	(2,080)	(18)	1,450
Provision for loan and lease losses	(5,071)	(297)	73	(5,295)
Ending balance	$15,634	$8,216	$826	$24,676

	As of and for the Nine Months Ended September 30, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	(27)	(1,414)	(13)	(1,454)
Recoveries	3	259	2	264
Net charge-offs	(24)	(1,155)	(11)	(1,190)
Provision for loan and lease losses	9,352	2,899	236	12,487
Ending balance	$20,180	$9,822	$815	$30,817

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of September 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$15,634	$6,646	$826	$23,106
Individually evaluated for impairment	—	1,570	—	1,570
Total	$15,634	$8,216	$826	$24,676
Loans and lease receivables:
Collectively evaluated for impairment	$1,386,226	$691,889	$40,221	$2,118,336
Individually evaluated for impairment	1,500	5,986	—	7,486
Total	$1,387,726	$697,875	$40,221	$2,125,822

	As of December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$16,657	$7,419	$764	$24,840
Individually evaluated for impairment	500	3,174	7	3,681
Total	$17,157	$10,593	$771	$28,521
Loans and lease receivables:
Collectively evaluated for impairment	$1,348,738	$738,445	$36,669	$2,123,852
Individually evaluated for impairment	10,398	16,204	61	26,663
Total	$1,359,136	$754,649	$36,730	$2,150,515

Note 7 — Leases
The Corporation leases various office spaces and specialized lending production offices under non-cancellable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. During 2021, the Corporation extended the term of two of its office spaces by one and three years, resulting in a $316,000 increase in the right-of-use assets in exchange for a lease liability.
The Corporation entered into a sublease for office space it vacated in its Kansas City metropolitan area which expires in 2023.

The components of total lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Operating lease cost	$381	$373	$1,131	$1,116
Short-term lease cost	31	52	119	174
Variable lease cost	126	141	365	394
Less: sublease income	(43)	(28)	(126)	(84)
Total lease cost, net	$495	$538	$1,489	$1,600

Quantitative information regarding the Corporation’s operating leases was as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.18	5.80
Weighted-average discount rate	2.48%	3.03%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2021	$414
2022	1,628
2023	1,103
2024	816
2025	666
Thereafter	1,642
Total undiscounted cash flows	6,269
Discount on cash flows	(489)
Total lease liability	$5,780

Note 8 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)
Accrued interest receivable	$5,565	$8,564
Net deferred tax asset	4,917	7,217
Investment in historic development entities	2,299	2,356
Investment in low-income housing development entity	1,307	—
Investment in a community development entity	5,306	5,306
Investment in limited partnerships	9,233	6,673
Investment in Trust II	315	315
Prepaid expenses	2,222	2,165
Other assets	9,500	6,882
Total accrued interest receivable and other assets	$40,664	$39,478

Note 9 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	September 30, 2021			December 31, 2020
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$526,047	$523,368	—%	$472,818	$412,825	—%
Interest-bearing transaction accounts	517,248	509,709	0.20	503,992	392,576	0.37
Money market accounts	728,751	674,858	0.17	641,504	651,402	0.44
Certificates of deposit	57,598	48,540	0.99	64,694	111,698	1.97
Wholesale deposits	74,638	139,205	0.79	172,508	142,591	1.71
Total deposits	$1,904,282	$1,895,680	0.20	$1,855,516	$1,711,092	0.52

A summary of annual maturities of in-market and wholesale certificates of deposit at September 30, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$41,646
2022	31,840
2023	2,589
2024	349
2025	322
Thereafter	490
$77,236

Wholesale deposits include $19.6 million and $55.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at September 30, 2021, compared to $47.5 million and $125.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2020.

Deposits include $10.0 million and $28.7 million of certificates of deposit and wholesale deposits which are denominated in amounts greater than $250,000 at September 30, 2021 and December 31, 2020, respectively.

Note 10 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	September 30, 2021			December 31, 2020
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$71	0.69%
Federal Reserve PPPLF	—	—	—	—	15,207	0.35
FHLB advances	357,800	384,581	1.30	394,500	379,891	1.45
Line of credit	—	100	2.89	—	—	—
Other borrowings	12,512	6,950	4.28	920	676	12.60
Subordinated notes payable	23,778	23,761	5.94	23,747	23,725	5.95
Junior subordinated notes	10,072	10,066	11.02	10,062	10,054	11.09
	$404,162	$425,458	1.84	$429,229	$429,624	1.91

A summary of annual maturities of borrowings at September 30, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2021	$128,290
2022	34,000
2023	37,300
2024	35,500
2025	24,547
Thereafter	144,525
$404,162
During the second quarter of 2020, the Corporation tested its ability to borrow from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”) in the event funding was required to support the Banks PPP lending efforts. On April 28, 2020, the Corporation borrowed $29.6 million from the PPPLF at a rate of 0.35%. As of November 2, 2020, the borrowing was paid in full.
As of September 30, 2021, the Corporation had other borrowings of $12.5 million, which consisted of $11.5 million of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting, and borrowings associated with our investment in a community development entity.
As of September 30, 2021 and December 31, 2020, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2021, the Corporation pays a fee on this line of credit. During both the nine months ended September 30, 2021 and 2020, the Corporation incurred interest expense of $10,000 due to this fee.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $760,000 at September 30, 2021, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Balance at the beginning of the period	$829	$1,007	$723	$1,345
SBA recourse (benefit) provision	(69)	57	45	53
Charge-offs, net	—	(4)	(8)	(338)
Balance at the end of the period	$760	$1,060	$760	$1,060
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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,971	$—	$4,971
U.S. government agency securities - government-sponsored enterprises	—	20,565	—	20,565
Municipal securities	—	30,497	—	30,497
Residential mortgage-backed securities - government issued	—	15,413	—	15,413
Residential mortgage-backed securities - government-sponsored enterprises	—	88,557	—	88,557
Commercial mortgage-backed securities - government issued	—	6,080	—	6,080
Commercial mortgage-backed securities - government-sponsored enterprises	—	25,731	—	25,731
Other securities	—	2,242	—	2,242
Interest rate swaps	—	28,678	—	28,678
Liabilities:
Interest rate swaps	—	31,890	—	31,890

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$22,629	$—	$22,629
Municipal securities	—	24,779	—	24,779
Residential mortgage-backed securities - government issued	—	10,403	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	—	105,006	—	105,006
Commercial mortgage-backed securities - government issued	—	5,464	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	—	13,365	—	13,365
Other securities	—	2,279	—	2,279
Interest rate swaps	—	49,377	—	49,377
Liabilities:
Interest rate swaps	—	54,927	—	54,927

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and nine months ended September 30, 2021 or the year ended December 31, 2020 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$3,959	$3,959
Foreclosed properties	—	—	172	172
Loan servicing rights	—	—	1,559	1,559

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$17,203	$17,203
Foreclosed properties	—	—	34	34
Loan servicing rights	—	—	1,325	1,325

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $4.0 million and $17.2 million at September 30, 2021 and December 31, 2020, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 13% - 90% as of the measurement date of September 30, 2021. The weighted average of those unobservable inputs was 26%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
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
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2021
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$110,624	$110,624	$110,624	$—	$—
Securities available-for-sale	194,056	194,056	—	194,056	—
Securities held-to-maturity	21,196	21,825	—	21,825	—
Loans held for sale	5,603	6,107	—	6,107	—
Loans and lease receivables, net	2,098,630	2,110,691	—	—	2,110,691
Federal Home Loan Bank stock	12,351	N/A	N/A	N/A	N/A
Accrued interest receivable	5,565	5,565	5,565	—	—
Interest rate swaps	28,678	28,678	—	28,678	—
Financial liabilities:
Deposits	1,904,282	1,909,045	1,831,335	77,710	—
Federal Home Loan Bank advances and other borrowings	394,090	402,993	—	402,993	—
Junior subordinated notes	10,072	8,936	—	—	8,936
Accrued interest payable	687	687	687	—	—
Interest rate swaps	31,890	31,890	—	31,890	—
Off-balance sheet items:
Standby letters of credit	207	207	—	—	207
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$56,909	$56,909	$56,909	$—	$—
Securities available-for-sale	183,925	183,925	—	183,925	—
Securities held-to-maturity	26,374	27,333	—	27,333	—
Loans held for sale	8,695	9,478	—	9,478	—
Loans and lease receivables, net	2,117,449	2,121,107	—	—	2,121,107
Federal Home Loan Bank stock	13,578	N/A	N/A	N/A	N/A
Accrued interest receivable	8,564	8,564	8,564	—	—
Interest rate swaps	49,377	49,377	—	49,377	—
Financial liabilities:
Deposits	1,855,516	1,856,910	1,743,314	113,596	—
Federal Home Loan Bank advances and other borrowings	419,167	429,347	—	429,347	—
Junior subordinated notes	10,062	9,986	—	—	9,986
Accrued interest payable	1,578	1,578	1,578	—	—
Interest rate swaps	54,927	54,927	—	54,927	—
Off-balance sheet items:
Standby letters of credit	75	75	—	—	75
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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of September 30, 2021, the credit valuation allowance was $85,000 compared to $461,000 as of December 31, 2020.
At September 30, 2021, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $634.0 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between January 2024 and March 2038. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the unaudited Consolidated Balance Sheet as a derivative asset of $28.7 million and a derivative liability of $6.1 million.
At September 30, 2021, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $634.0 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in January 2024 through March 2038. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet as a net derivative liability of $22.6 million. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $28.7 million and $6.1 million gross derivative asset. No right of offset existed with dealer counterparty swaps as of September 30, 2021.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and nine months ended September 30, 2021 and 2020 had an insignificant impact on the unaudited Consolidated Statements of Income.

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

As of September 30, 2021, the aggregate notional value of interest rate swaps designated as cash flow hedges was $114.0 million. These interest rate swaps mature between December 2021 and December 2027. A pre-tax unrealized gain of $520,000 and $2.3 million was recognized in other comprehensive income for the three and nine months ended September 30, 2021, and there was no ineffective portion of these hedges.

Information about the balance sheet location and fair value of the Corporation’s derivative instruments below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
September 30, 2021	Derivatives	$28,678	Derivatives	$28,678
December 31, 2020	Derivatives	$49,377	Derivatives	$49,377
Derivatives designated as hedging instruments
September 30, 2021	Accumulated other comprehensive income (1)	$3,212	Derivatives	$3,212
December 31, 2020	Accumulated other comprehensive income (1)	$5,550	Derivatives	$5,550
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

As of September 30, 2021, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of September 30, 2021
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$274,977	11.14%	$197,512	8.00%	$259,234	10.50%	N/A	N/A
First Business Bank	271,812	11.02	197,323	8.00	258,986	10.50	246,654	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$225,667	9.14%	$148,134	6.00%	$209,856	8.50%	N/A	N/A
First Business Bank	246,290	9.99	147,992	6.00	209,656	8.50	197,323	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$215,605	8.73%	$111,100	4.50%	$172,823	7.00%	N/A	N/A
First Business Bank	246,290	9.99	110,994	4.50	172,658	7.00	160,325	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$225,677	8.69%	$103,879	4.00%	$103,879	4.00%	N/A	N/A
First Business Bank	246,290	9.50	103,701	4.00	103,701	4.00	129,626	5.00

	As of December 31, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$258,607	11.25%	$183,965	8.00%	$241,454	10.50%	N/A	N/A
First Business Bank	251,116	10.97	183,053	8.00	240,257	10.50	228,816	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$206,104	8.96%	$137,974	6.00%	$195,463	8.50%	N/A	N/A
First Business Bank	222,500	9.72	137,290	6.00	194,494	8.50	183,053	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$196,042	8.53%	$103,480	4.50%	$160,970	7.00%	N/A	N/A
First Business Bank	222,500	9.72	102,967	4.50	160,171	7.00	148,731	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$206,104	7.99%	$103,228	4.00%	$103,228	4.00%	N/A	N/A
First Business Bank	222,500	8.67	102,635	4.00	102,635	4.00	128,294	5.00

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
Financial Performance Summary

    Results as of and for the three and nine months ended September 30, 2021 include:

•Net income totaled $9.2 million, or diluted earnings per share of $1.07, for the three months ended September 30, 2021, compared to $4.3 million, or diluted earnings per share of $0.50, for the same period in 2020. Net income totaled $27.2 million, or diluted earnings per share of $3.15, for the nine months ended September 30, 2021, compared to $10.9 million, or diluted earnings per share of $1.27, for the same period in 2020.
•Annualized return on average assets and annualized return on average equity for the three months ended September 30, 2021 measured 1.41% and 16.39%, respectively, compared to 0.68% and 8.58% for the same period in 2020. Annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2021 measured 1.39% and 16.63%, respectively, compared to 0.62% and 7.49% for the same period in 2020.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, totaled $9.7 million for the three months ended September 30, 2021, up 3.9% from the same period in 2020. Pre-tax, pre-provision adjusted return on average assets was 1.49% for the three months ended September 30, 2021, compared to 1.47% for the same period in 2020. Pre-tax, pre-provision adjusted earnings totaled $30.3 million for the nine months ended September 30, 2021, up 13.6% from the same period in 2020. Pre-tax, pre-provision adjusted return on average assets was 1.55% for the nine months ended September 30, 2021, compared to 1.51% for the same period in 2020.
•Net interest margin was 3.45% for the three months ended September 30, 2021, up from 3.14% for the same period in 2020. Adjusted net interest margin, which excludes certain one-time and volatile items, was 3.22% for the three months ended September 30, 2021 compared to 3.24% for the same period in 2020. Net interest margin was 3.46% for the nine months ended September 30, 2021, up from 3.30% for the same period in 2020. Adjusted net interest margin was 3.21% for the nine months ended September 30, 2021 compared to 3.29% for the same period in 2020.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $2.8 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020. Fees in lieu of interest totaled $9.5 million for the nine months ended September 30, 2021 compared to $4.6 million for the nine months ended September 30, 2020. PPP fee income, included in loan fee amortization, was $1.7 million and $6.4 million for the three and nine months ended September 30, 2021 compared to $1.1 million and $2.0 million for the same periods in 2020.
•Top line revenue, defined as net interest income plus non-interest income, totaled $28.2 million for the three months ended September 30, 2021, up 8.5% from the same period in 2020. Top line revenue totaled $84.3 million for the nine months ended September 30, 2021, up 12.8% from the same period in 2020.
•Provision for loan and lease losses was a benefit of $2.3 million for the three months ended September 30, 2021 compared to an expense of $3.8 million for the same period in 2020. Provision for loan and lease losses was a benefit of $5.3 million for the nine months ended September 30, 2021 compared to an expense of $12.5 million for the same period in 2020.
•The efficiency ratio was 65.68% for the three months ended September 30, 2021, up from 64.16% for the three months ended September 30, 2020. The efficiency ratio improved to 64.02% for the nine months ended September 30, 2021, down from 64.29% for the nine months ended September 30, 2020.

•Total assets at September 30, 2021 increased $16.6 million to $2.584 billion from $2.568 billion at December 31, 2020.
•Period-end gross loans and leases receivable were $2.123 billion and $2.146 billion as of September 30, 2021 and December 31, 2020, respectively. Average gross loans and leases of $2.179 billion increased $226.2 million, or 11.6%, for the nine months ended September 30, 2021, compared to $1.953 billion for the same period in 2020.
•Period-end gross loans and leases receivable, excluding net PPP loans, at September 30, 2021 increased $138.2 million, or 9.6% annualized, to $2.059 billion from $1.921 billion as of December 31, 2020. Average gross loans and leases, excluding net PPP loans, of $1.993 billion increased $232.9, or 13.2%, for the nine months ended September 30, 2021, compared to $1.760 billion for the same period in 2020.
•Period-end gross PPP loans and PPP deferred processing fees were $65.9 million and $1.4 million, respectively, at September 30, 2021. Average PPP loans, net of deferred processing fees, were $185.7 million for the nine months ended September 30, 2021 compared to $192.5 million for the same period in 2020.
•Non-performing assets were $7.6 million and 0.29% of total assets as of September 30, 2021, compared to $26.7 million and 1.04% of total assets as of December 31, 2020. Non-performing assets to total assets, excluding net PPP loans, was 0.30% as of September 30, 2021, compared to 1.14% as of December 31, 2020.
•The allowance for loan and lease losses decreased $3.8 million, or 13.5%, compared to December 31, 2020. The allowance for loan and lease losses decreased to 1.16% of total loans, compared to 1.33% at December 31, 2020. Excluding net PPP loans, the allowance for loan and lease losses decreased to 1.20% of total loans as of September 30, 2021, compared to 1.48% as of December 31, 2020.
•Period-end in-market deposits at September 30, 2021 increased $146.6 million to $1.830 billion from $1.683 billion as of December 31, 2020. Average in-market deposits of $1.756 billion increased $228.9 million, or 15.0%, for the nine months ended September 30, 2021, compared to $1.528 billion for the same period in 2020.
•Private wealth and trust assets under management and administration increased by $445.2 million, or 26.4% annualized, to $2.694 billion at September 30, 2021, compared to $2.249 billion at December 31, 2020.

COVID-19 Update
Paycheck Protection Program
On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA is a $2.3 trillion spending bill that combines $900 billion in stimulus relief for the COVID-19 pandemic in the United States with a $1.4 trillion omnibus spending bill for the 2021 federal fiscal year and prevented a government shutdown. The CAA allowed for a second draw for certain businesses under the PPP. Like the original program, loan proceeds are available to help fund payroll and group health benefit costs, as well as certain mortgage interest, rent and utilities. In addition, authorized costs now also include COVID-19 related worker protection costs, uninsured property damage costs due to looting or vandalism during 2020 and certain supplier costs and expenses for operations. The CAA also expands benefit costs to include group dental, vision, life and disability benefits. All of these changes are generally retroactive to the original CARES Act, meaning that the changes may be taken into account in processing loan forgiveness with respect to an original PPP loan. The Corporation accepted and processed applications for second draw PPP loans from January 13, 2021 through the application deadline of May 31, 2021..
As of September 30, 2021, the Corporation had $65.9 million in gross PPP loans outstanding and deferred processing fees outstanding of $1.4 million. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three and nine months ended September 30, 2021, $1.7 million and $6.4 million, respectively, was recognized in loans and leases interest income in the unaudited Consolidated Statements of Income. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
Deferral Requests
The Corporation provided loan modifications deferring payments for certain borrowers impacted by COVID-19 who were current in their payments at the inception of the Corporation’s loan modification program. Excluding gross PPP loans, as of September 30, 2021, the Corporation had five deferred loans outstanding in an aggregate amount of $24.1 million, or 1.2% of gross loans and leases, compared to $27.0 million, or 1.4% of gross loans and leases as of December 31, 2020. Of the $24.1 million of deferred loans outstanding, $23.5 million relates to three hospitality credits which received principal payment deferrals and are accruing and current on interest payments. Management believes there will be no losses associated with these three credits.

The following tables represent a breakdown of the deferred loan balances by industry segment and collateral type:

	As of
	September 30, 2021
		Collateral Type
Industries Description	Balance	Real Estate	Non Real Estate
	(In Thousands)
Accommodation and Food Services	$23,521	$23,521	$—
Manufacturing	428	—	428
Retail Trade	115	—	115
Total deferred loan balances	$24,064	$23,521	$543
The following table is a further breakdown of the deferred loan balances by certain credit quality indicators. Please refer to Note 6 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses for the risk category definitions.

	As of
	September 30, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total deferred loan balances	$—	$—	$24,064	$—	$24,064
% of Total	—%	—%	100.0%	—%	100.0%

	As of
	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Total deferred loan balances	$13,466	$13,448	$58	$38	$27,010
% of Total	49.9%	49.8%	0.2%	0.1%	100.0%
Exposure to Stressed Industries
    Certain industries have been and are expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	As of
	September 30, 2021		December 31, 2020
Industries:	Balance	% Gross Loans and Leases (1)	Balance	% Gross Loans and Leases (1)
	(Dollars in Thousands)
Retail (2) (3)	$76,635	3.7%	$62,719	3.3%
Hospitality	77,286	3.7%	80,832	4.2%
Entertainment	13,533	0.7%	14,208	0.7%
Restaurants & food service	22,393	1.1%	24,854	1.3%
Total outstanding exposure	$189,847	9.2%	$182,613	9.5%
(1)Excluding net PPP loans.
(2)Includes $39.6 million and $48.9 million in loans secured by commercial real estate as of September 30, 2021 and December 31, 2020, respectively.
(3)Includes $23.2 million and $7.7 million in fully collateralized asset-based loans as of September 30, 2021 and December 31, 2020, respectively.

    As of September 30, 2021, the Corporation had no meaningful direct exposure to the energy sector, airline industry or retail consumer, and does not participate in Shared National Credits.
    Because of the uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to the future effect of the ongoing pandemic on the Corporation’s loan portfolio.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 8.5% for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $2.6 million, or 14.0%, increase in net interest income. The increase in net interest income was driven by an increase in average loans and leases receivable, excluding PPP loans, and loan fees in lieu of interest. Top line revenue increased 12.8% for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to higher net interest income driven by an increase in average loans and leases receivable and loan fees in lieu of interest. Non-interest income for the nine months ended increased due to stronger gains on the sale of SBA loans and private wealth fee income, which was partially offset by a decrease in swap fees from our commercial loan interest rate swap program.
    The components of top line revenue were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$21,223	$18,621	$2,602	14.0%	$63,738	$54,558	$9,180	16.8%
Non-interest income	7,015	7,408	(393)	(5.3)	20,531	20,141	390	1.9
Top line revenue	$28,238	$26,029	$2,209	8.5	$84,269	$74,699	$9,570	12.8
Annualized Return on Average Assets and Annualized Return on Average Equity
    ROAA for the three and nine months ended September 30, 2021 increased to 1.41% and 1.39%, compared to 0.68% and 0.62% for the three and nine months ended September 30, 2020. The increase in ROAA was primarily due to a decrease in provision for loan and lease losses related to two large loan recoveries received in January and September 2021 combined with continued credit quality improvement following significant reserve build during the COVID-19 pandemic. ROAA also benefited from an increase in fees in lieu of interest, strong gains on sale of SBA loans, and consistently strong and growing private wealth fee income. The increase in profitability was partially offset by a decrease in commercial loan interest rate swap fee income and increase in non-interest expense. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROAE for the three and nine months ended September 30, 2021 was 16.39% and 16.63%, compared to 8.58% and 7.49% for the three and nine months ended September 30, 2020. The reasons for the increase in ROAE are consistent with the explanations discussed above with respect to ROAA. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on foreclosed properties, amortization of other intangible assets, losses on early extinguishment of debt, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any. Pre-tax, pre-provision adjusted earnings is defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items.

    The efficiency ratio was 65.68% and 64.02% for the three and nine months ended September 30, 2021, compared to 64.16% and 64.29% for the three and nine months ended September 30, 2020. Operating expense growth exceeded operating revenue growth for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $1.5 million, or 12.6%, increase in compensation principally driven by increased headcount and incentive compensation. Operating revenue growth outpaced the growth in operating expense for the nine months ended September 30, 2021 compared to the same period in 2020, resulting in positive operating leverage. This improvement was attributed to an increase in net interest income driven by a 11.6% increase in average loans and leases receivable and a $4.9 million increase in fees in lieu of interest. The increase in operating revenue was partially offset by a $5.6 million, or 16.5%, increase in compensation expense. Excluding the non-recurring impact of PPP loan fee income and interest income, we believe we will generate positive operating leverage annually and progress towards enhancing our long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth and operating efficiency through the use of technology. These initiatives include efforts to expand our specialized lending commercial banking business lines, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets.
    We believe the efficiency ratio and pre-tax, pre-provision adjusted earnings allow investors and analysts to better assess the Corporation’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain non-recurring and other discrete items. The efficiency ratio and pre-tax, pre-provision adjusted earnings also allow management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROAE. The information provided below reconciles the efficiency ratio and pre-tax, pre-provision adjusted earnings to its most comparable GAAP measure.

    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$18,490	$16,758	$1,732	10.3%	$54,003	$51,245	$2,758	5.4%
Less:
Net loss (gain) on foreclosed properties	6	(121)	127	NM	7	329	(322)	(97.9)
Amortization of other intangible assets	7	9	(2)	(22.2)	23	27	(4)	(14.8)
SBA recourse (benefit) provision	(69)	57	(126)	NM	45	53	(8)	(15.1)
Tax credit investment impairment	—	113	(113)	NM	—	2,066	(2,066)	NM
Loss on early extinguishment of debt	—	—	—	NM	—	744	(744)	NM
Total operating expense	$18,546	$16,700	$1,846	11.1	$53,928	$48,026	$5,902	12.3
Net interest income	21,223	18,621	2,602	14.0	$63,738	$54,558	$9,180	16.8
Total non-interest income	7,015	7,408	(393)	(5.3)	20,531	20,141	390	1.9
Less:
Net gain (loss) on sale of securities	—	—	—	NM	29	(4)	33	NM
Adjusted non-interest income	7,015	7,408	(393)	(5.3)	$20,502	$20,145	$357	1.8
Total operating revenue	$28,238	$26,029	$2,209	8.5	$84,240	$74,703	$9,537	12.8
Efficiency ratio	65.68%	64.16%			64.02%	64.29%

Pre-tax, pre-provision adjusted earnings	$9,692	$9,329	$363	3.9	$30,312	$26,677	$3,635	13.6
Average total assets	2,608,198	2,540,735	67,463	2.7	2,602,347	2,357,792	244,555	10.4
Pre-tax, pre-provision adjusted return on average assets	1.49%	1.47%			1.55%	1.51%
NM = Not Meaningful

Net Interest Income

    Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2021 compared to the same period in 2020. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2021 Compared to 2020			2021 Compared to 2020
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(254)	$1,004	$750	$(4,583)	$4,975	$392
Commercial and industrial loans(1)	2,382	(1,256)	1,126	2,252	2,169	4,421
Direct financing leases(1)	30	(81)	(51)	124	(212)	(88)
Consumer and other loans(1)	(24)	41	17	(101)	207	106
Total loans and leases receivable	2,134	(292)	1,842	(2,308)	7,139	4,831
Mortgage-related securities	(113)	(61)	(174)	(576)	(275)	(851)
Other investment securities	(26)	51	25	(78)	191	113
FHLB and FRB Stock	—	6	6	(108)	113	5
Short-term investments	3	36	39	(153)	67	(86)
Total net change in income on interest-earning assets	1,998	(260)	1,738	(3,223)	7,235	4,012
Interest-bearing liabilities
Transaction accounts	(42)	34	(8)	(821)	373	(448)
Money market accounts	(40)	28	(12)	(1,787)	94	(1,693)
Certificates of deposit	(224)	(218)	(442)	(706)	(824)	(1,530)
Wholesale deposits	(134)	(193)	(327)	(1,289)	93	(1,196)
Total deposits	(440)	(349)	(789)	(4,603)	(264)	(4,867)
FHLB advances	(155)	27	(128)	(578)	141	(437)
Federal reserve PPP lending facility	—	(26)	(26)	—	(44)	(44)
Other borrowings	(37)	116	79	(87)	270	183
Junior subordinated notes	—	—	—	(4)	1	(3)
Total net change in expense on interest-bearing liabilities	(632)	(232)	(864)	(5,272)	104	(5,168)
Net change in net interest income	$2,630	$(28)	$2,602	$2,049	$7,131	$9,180
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

    The tables below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2021 and 2020. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,388,236	$13,090	3.77%	$1,282,132	$12,340	3.85%
Commercial and industrial loans(1)	680,563	9,259	5.44	791,909	8,133	4.11
Direct financing leases(1)	18,611	207	4.45	26,129	258	3.95
Consumer and other loans(1)	43,689	391	3.58	39,269	374	3.81
Total loans and leases receivable(1)	2,131,099	22,947	4.31	2,139,439	21,105	3.95
Mortgage-related securities(2)	154,372	659	1.71	167,326	833	1.99
Other investment securities(3)	45,196	196	1.73	34,004	171	2.01
FHLB and FRB stock	13,279	167	5.03	12,835	161	5.02
Short-term investments	116,621	45	0.15	21,287	6	0.11
Total interest-earning assets	2,460,567	24,014	3.90	2,374,891	22,276	3.75
Non-interest-earning assets	147,631			165,844
Total assets	$2,608,198			$2,540,735
Interest-bearing liabilities
Transaction accounts	$509,089	251	0.20	$445,687	259	0.23
Money market accounts	703,460	306	0.17	642,881	318	0.20
Certificates of deposit	42,370	71	0.67	110,891	513	1.85
Wholesale deposits	89,135	206	0.92	160,067	533	1.33
Total interest-bearing deposits	1,344,054	834	0.25	1,359,526	1,623	0.48
FHLB advances	381,061	1,228	1.29	379,915	1,356	1.43
Federal reserve PPPLF	—	—	—	29,605	26	0.35
Other borrowings	32,630	449	5.50	24,403	370	6.06
Junior subordinated notes	10,070	280	11.12	10,056	280	11.14
Total interest-bearing liabilities	1,767,815	2,791	0.63	1,803,505	3,655	0.81
Non-interest-bearing demand deposit accounts	556,029			445,245
Other non-interest-bearing liabilities	59,865			91,810
Total liabilities	2,383,709			2,340,560
Stockholders’ equity	224,489			200,175
Total liabilities and stockholders’ equity	$2,608,198			$2,540,735
Net interest income		$21,223			$18,621
Interest rate spread			3.27%			2.94%
Net interest-earning assets	$692,752			$571,386
Net interest margin			3.45%			3.14%
Average interest-earning assets to average interest-bearing liabilities	139.19%			131.68%
Return on average assets(4)	1.41			0.68
Return on average equity(4)	16.39			8.58
Average equity to average assets	8.61			7.88
Non-interest expense to average assets(4)	2.84			2.64
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.
(3)Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
(4)Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,377,302	$38,704	3.75%	$1,209,810	$38,312	4.22%
Commercial and industrial loans(1)	736,623	28,759	5.21	678,650	24,338	4.78
Direct financing leases(1)	20,242	673	4.43	27,065	761	3.75
Consumer and other loans(1)	44,780	1,197	3.56	37,260	1,091	3.90
Total loans and leases receivable(1)	2,178,947	69,333	4.24	1,952,785	64,502	4.40
Mortgage-related securities(2)	155,617	1,955	1.67	173,985	2,806	2.15
Other investment securities(3)	42,992	569	1.76	29,177	456	2.08
FHLB and FRB stock	13,308	496	4.97	10,558	491	6.20
Short-term investments	65,769	67	0.14	39,293	153	0.52
Total interest-earning assets	2,456,633	72,420	3.93	2,205,798	68,408	4.13
Non-interest-earning assets	145,714			151,994
Total assets	$2,602,347			$2,357,792
Interest-bearing liabilities
Transaction accounts	$509,709	749	0.20	$362,326	1,197	0.44
Money market accounts	674,858	862	0.17	649,999	2,555	0.52
Certificates of deposit	48,540	360	0.99	122,781	1,890	2.05
Wholesale deposits	139,205	825	0.79	132,811	2,021	2.03
Total interest-bearing deposits	1,372,312	2,796	0.27	1,267,917	7,663	0.81
FHLB advances	384,581	3,761	1.30	371,738	4,198	1.51
Federal reserve PPPLF	—	—	—	16,855	44	0.35
Other borrowings	30,811	1,293	5.60	24,490	1,110	6.04
Junior subordinated notes	10,066	832	11.02	10,052	835	11.07
Total interest-bearing liabilities	1,797,770	8,682	0.64	1,691,052	13,850	1.09
Non-interest-bearing demand deposit accounts	523,368			392,455
Other non-interest-bearing liabilities	63,366			80,270
Total liabilities	2,384,504			2,163,777
Stockholders’ equity	217,843			194,015
Total liabilities and stockholders’ equity	$2,602,347			$2,357,792
Net interest income		$63,738			$54,558
Interest rate spread			3.29%			3.04%
Net interest-earning assets	$658,863			$514,746
Net interest margin			3.46%			3.30%
Average interest-earning assets to average interest-bearing liabilities	136.65%			130.44%
Return on average assets(4)	1.39			0.62
Return on average equity(4)	16.63			7.49
Average equity to average assets	8.37			8.23
Non-interest expense to average assets(4)	2.77			2.90
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
(4)Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2021 and 2020

    Net interest income increased $2.6 million, or 14.0%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in net interest income reflected an increase in average gross loans and leases excluding PPP loans, an increase in fees in lieu of interest, and a decrease in interest expense, partially offset by a reduction in the yield on average interest-earning assets excluding PPP loan fees. Fees in lieu of interest, which can vary from quarter to quarter, totaled $2.8 million for the three months ended September 30, 2021, compared to $1.5 million for the same period in 2020. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $1.9 million, or 11.4%. Average gross loans and leases for the three months ended September 30, 2021 decreased $8.3 million, or 0.4%, compared to the three months ended September 30, 2020. Excluding net PPP loans, average gross loans and leases for the three months ended September 30, 2021 increased $227.2 million, or 12.5%, compared to the three months ended September 30, 2020. Net interest income increased $9.2 million, or 16.8%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The reasons for the increase in net income for the nine months ended September 30, 2021 are consistent with the explanations discussed above with respect to the three months ended September 30, 2021. Fees in lieu of interest totaled $9.5 million for the nine months ended September 30, 2021, compared to $4.6 million for the same period in 2020. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $4.3 million, or 8.9%. Average gross loans and leases for the nine months ended September 30, 2021 increased $226.2 million, or 11.6%, compared to the nine months ended September 30, 2020. Excluding net PPP loans, average gross loans and leases for the nine months ended September 30, 2021 increased $232.9 million, or 13.2%, compared to the nine months ended September 30, 2020.
    The yield on average loans and leases for the three and nine months ended September 30, 2021 was 4.31% and 4.24%, respectively, compared to 3.95% and 4.40% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of fees in lieu of interest and PPP loan interest income, the yield on average loans and leases excluding net PPP loans for the three and nine months ended September 30, 2021 was 3.89% and 3.91%, respectively, compared to 4.13% and 4.43% for the three and nine months ended September 30, 2020, respectively. Similarly, the yield on average interest-earning assets for the three and nine months ended September 30, 2021 measured 3.90% and 3.93%, respectively, compared to 3.75% and 4.13% three and nine months ended September 30, 2020, respectively. Excluding fees in lieu of interest and PPP loan interest income, the yield on average interest-earning assets excluding net PPP loans for the three and nine months ended September 30, 2021 was 3.53% and 3.61%, respectively, compared to 3.89% and 4.13% for the three and nine months ended September 30, 2020, respectively. The decline in yields for both periods of comparison was primarily due to the decrease in LIBOR and Prime rates and related impact on variable-rate loans, in addition to the renewal of fixed-rate loans and reinvestment of cash flows from the securities portfolio at historically low interest rates.
    The average rate paid on total interest-bearing liabilities for the three and nine months ended September 30, 2021 decreased to 0.63% and 0.64% compared to 0.81% and 1.09% for the three and nine months ended September 30, 2020, respectively. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings. The average rate paid declined as the Corporation decreased deposit rates in response to the Federal Open Market Committee’s (“FOMC”) decision to lower the target federal funds rate 150 basis points from January 2020 to March 2020. For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the average target federal funds rate decreased 39 basis points.
Consistent with the Corporation’s longstanding funding strategy to manage interest rate risk and use the most efficient and cost effective source of wholesale funds, a combination of fixed rate wholesale deposits and fixed rate FHLB advances are used at various maturity terms to meet the Corporation’s funding needs. Average FHLB advances for the three months ended September 30, 2021 increased $1.1 million to $381.1 million at an average rate paid of 1.29%, compared to $379.9 million at an average rate paid of 1.43% for the three months ended September 30, 2020. Average FHLB advances for the nine months ended September 30, 2021 increased $12.8 million to $384.6 million at an average rate paid of 1.30%, compared to $371.7 million at an average rate paid of 1.51% for the nine months ended September 30, 2020. As of September 30, 2021, the weighted average original maturity of our FHLB term advances was 6.2 years, compared to 5.1 years as of September 30, 2020. Average wholesale deposits, consisting of brokered certificates of deposit, deposits gathered from internet listing services, and non-reciprocal interest bearing transaction accounts, for the three months ended September 30, 2021 decreased $70.9 million to $89.1 million at an average rate paid of 0.92%, compared to $160.1 million at an average rate paid of 1.33% for the same period in 2020. The decrease in wholesale deposits was primarily due to voluntary reduction of non-maturity brokered deposits given current levels of excess liquidity. Average wholesale deposits for the nine months ended September 30, 2021 increased $6.4 million to $139.2 million at an average rate paid of 0.79%, compared to $132.8 million at an average rate paid of 2.03% for the same period in 2020. As of September 30, 2021, the weighted average original maturity of our termed wholesale deposits was 3.7 years, compared to 4.3 years as of September 30, 2020. The rate paid on average wholesale funding is greater than the cost of in-market deposits and changes more gradually because the portfolio includes longer original maturities as the Corporation match-funds its longer-term fixed rate loans to mitigate interest rates risk.
                Net interest margin was 3.45% and 3.46% for the three and nine months ended September 30, 2021, respectively, compared to 3.14% and 3.30% for the three and nine months ended September 30, 2020, respectively. Excluding fees in lieu of interest, PPP loan interest income, Federal Reserve interest income, and FHLB dividends, adjusted net interest margin measured 3.22% and 3.21% for the three and nine months ended September 30, 2021, respectively, compared to 3.24% and 3.29% for the three and nine months ended September 30, 2020, respectively. The decrease in adjusted net interest margin for both periods of comparison was primarily due to the decrease in average yield on loans and leases receivable and investment securities, partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding.
    Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in existing higher-yielding specialized lending commercial banking products will allow the Corporation to achieve a net interest margin of at least 3.50%, on average, over the long-term. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business and the Corporation’s participation in the PPP. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. Given the Corporation’s excess liquidity and the current interest rate environment, in the near-team management believes net interest margin will be slightly less than the long-term target of 3.50%.
Despite an uncertain rate environment, management expects to effectively manage the Corporation’s liability structure in both term and rate. Further, we expect to attract new in-market deposit relationships which we believe will contribute to our ability to maintain an appropriate cost of funds. In-market deposits, comprised of all transaction accounts, money market accounts, and non-wholesale deposits, increased $146.6 million, or 11.6% annualized, to $1.830 billion at September 30, 2021, compared to $1.683 billion at December 31, 2020. Average in-market deposits increased $228.9 million, or 15.0%, to $1.756 billion for the nine months ended September 30, 2021, compared to $1.528 billion for the nine months ended September 30, 2020. This significant increase in deposits was due to successful business development efforts combined with excess liquidity resulting from our clients’ participation in the PPP.
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
    The Corporation recognized a $2.3 million and $5.3 million provision benefit for the three and nine months ended September 30, 2021, respectively, compared to provision expense of $3.8 million and $12.5 million for the three and nine months ended September 30, 2020, respectively. The provision benefit for the three months ended September 30, 2021 was primarily due to a net recovery of $1.3 million, a $923,000 reduction in the general reserve from improving historical loss rates, and a $451,000 decrease in specific reserves. These decreases were partially offset by a $426,000 increase in the general reserve due to loan growth. The provision benefit for the nine months ended September 30, 2021 was primarily due to a net recovery of $1.5 million, a $3.6 million reduction in the general reserve from improving historical loss rates and a $2.1 million decrease in specific reserves. These decreases were partially offset by a $1.5 million increase in the general reserve due to loan growth.

The following table shows the components of the provision for loan and lease losses for the three and nine months ended September 30, 2021 compared to the three and six months ended September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Change in general reserve due to subjective factor changes	$(51)	$(766)	$379	$4,697
Change in general reserve due to historical loss factor changes	(923)	(16)	(3,594)	(380)
Charge-offs	364	505	3,402	1,454
Recoveries	(1,634)	(23)	(4,852)	(264)
Change in specific reserves on impaired loans, net	(451)	2,974	(2,111)	5,533
Change due to loan growth, net	426	1,161	1,481	1,447
Total provision for loan and lease losses	$(2,269)	$3,835	$(5,295)	$12,487
    The legacy on-balance sheet SBA portfolio, defined as SBA 7(a) and Express loans originated in 2016 and prior, was a source of elevated non-performing assets and charge-offs. Additional information on our legacy SBA portfolio is as follows:

	As of
	September 30, 2021	June 30, 2021	September 30, 2020
	(In Thousands)
Performing loans:
Off-balance sheet loans	$13,340	$14,161	$26,017
On-balance sheet loans	3,905	6,836	15,175
Gross loans	17,245	20,997	41,192
Non-performing loans:
Off-balance sheet loans	3,689	3,943	2,574
On-balance sheet loans	624	1,800	9,561
Gross loans	4,313	5,743	12,135
Total loans:
Off-balance sheet loans	17,029	18,104	28,591
On-balance sheet loans	4,529	8,636	24,736
Gross loans	$21,558	$26,740	$53,327
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
Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to the future effect of the ongoing pandemic on the Corporation’s loan portfolio.

Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2021 and 2020
Non-Interest Income
    Non-interest income decreased $393,000, or 5.3%, to $7.0 million for the three months ended September 30, 2021 compared to $7.4 million for the same period in 2020. Non-interest income increased $390,000, or 1.9%, to $20.5 million for the nine months ended September 30, 2021 compared to $20.1 million for the same period in 2020. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream. Total non-interest income accounted for 24.8% and 24.4% of total revenues for the three and nine months ended September 30, 2021, compared to 28.5% and 27.0% for the three and nine months ended September 30, 2020. The decline in fee revenue compared to total revenue is primarily due to an increase in net interest income and a reduction in commercial loan interest rate swap fee income. Management believes the continued gradual expansion of its SBA lending program and the geographic expansion of its private wealth management business in bank markets outside of South Central Wisconsin will allow the Corporation to achieve a strategic target of 25% over the long-term.
    The components of non-interest income were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$2,759	$2,167	$592	27.3%	$7,910	$6,402	$1,508	23.6%
Gain on sale of SBA loans	721	760	(39)	(5.1)	3,002	1,598	1,404	87.9
Service charges on deposits	956	881	75	8.5	2,814	2,527	287	11.4
Loan fees	713	478	235	49.2	1,828	1,414	414	29.3
Increase in cash surrender value of bank-owned life insurance	357	365	(8)	(2.2)	1,056	1,037	19	1.8
Net gain (loss) on sale of securities	—	—	—	NM	29	(4)	33	NM
Swap fees	—	2,446	(2,446)	(100.0)	684	5,782	(5,098)	(88.2)
Other non-interest income	1,509	311	1,198	385.2	3,208	1,385	1,823	131.6
Total non-interest income	$7,015	$7,408	$(393)	(5.3)	$20,531	$20,141	$390	1.9
Fee income ratio(1)	24.8%	28.5%			24.4%	27.0%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management service fees increased $592,000, or 27.3%, and $1.5 million, or 23.6%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. Private wealth management fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity market values. As of September 30, 2021, private wealth and trust assets under management and administration totaled a record $2.694 billion, increasing $445.2 million, or 26.4% annualized, compared to $2.249 billion as of December 31, 2020 and $676.6 million, or 33.5%, compared to $2.018 billion as of September 30, 2020.
    No commercial loan interest rate swap fee income was recognized for the three months ended September 30, 2021, compared to $2.4 million for the same period in 2020. Commercial loan interest rate swap fee income was $684,000 for the nine months ended September 30, 2021, compared to $5.8 million for the nine months ended September 30, 2020. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $634.0 million as of September 30, 2021, compared to $577.9 million as of September 30, 2020. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter. Subsequent to September 30, 2021,we completed two commercial loan interest rate swap transactions which generated swap fees totaling $684,000.

    Gains on sale of SBA loans for the three months ended September 30, 2021 decreased $39,000, or 5.1%, compared to the same period in 2020. We expect this revenue stream to return to levels consistent with the first half of the year in the coming quarters and continue to believe gains on sale of traditional SBA loans (i.e., SBA loans unrelated to PPP loans), while variable based on timing of closings, will continue to increase annually at a measured pace. Gain on sale of SBA loans increased $1.4 million, or 87.9%, for the nine months ended September 30, 2021 compared to the same period in 2020.
Loans fees increased $235,000, or 49.2%, and $414,000, or 29.3%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase in both periods of comparison is primarily due to a full year of floorplan financing curtailment fees.
    Other non-interest income increased $1.2 million, or 385.2%, and $1.8 million, or 131.6%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase in both periods of comparison was primarily due to an increase in returns from the Corporation’s investments in mezzanine funds and an increase in bank consulting services fee income.
Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2021 and 2020
Non-Interest Expense
Non-interest expense for the three months ended September 30, 2021 increased by $1.7 million, or 10.3%, to $18.5 million compared to $16.8 million for the same period in 2020. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $1.8 million, or 11.1%, to $18.5 million for the three months ended September 30, 2021 compared to $16.7 million for the same period in 2020. Non-interest expense for the nine months ended September 30, 2021 increased by $2.8 million, or 5.4%, to $54.0 million compared to $51.2 million for the same period in 2020. Operating expense increased $5.9 million, or 12.3%, to $53.9 million for the nine months ended September 30, 2021 compared to $48.0 million for the same period in 2020. The increase in operating expense in both periods of comparison was primarily due to an increase in compensation.
The components of non-interest expense were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Compensation	$13,351	$11,857	$1,494	12.6%	$39,263	$33,705	$5,558	16.5%
Occupancy	544	570	(26)	(4.6)	1,628	1,696	(68)	(4.0)
Professional fees	1,024	943	81	8.6	2,803	2,621	182	6.9
Data processing	746	679	67	9.9	2,315	2,066	249	12.1
Marketing	572	356	216	60.7	1,474	1,169	305	26.1
Equipment	260	310	(50)	(16.1)	767	905	(138)	(15.2)
Computer software	999	1,017	(18)	(1.8)	3,244	2,873	371	12.9
FDIC insurance	291	312	(21)	(6.7)	933	760	173	22.8
Collateral liquidation costs	47	45	2	4.4	224	281	(57)	(20.3)
Net loss (gain) on foreclosed properties	6	(121)	127	NM	7	329	(322)	(97.9)
Impairment on tax credit investments	—	113	(113)	NM	—	2,066	(2,066)	(100.0)
SBA recourse (benefit) provision	(69)	57	(126)	NM	45	53	(8)	NM
Loss on early extinguishment of debt	—	—	—	NM	—	744	(744)	NM
Other non-interest expense	719	620	99	16.0	1,300	1,977	(677)	(34.2)
Total non-interest expense	$18,490	$16,758	$1,732	10.3	$54,003	$51,245	$2,758	5.4
Total operating expense(1)	$18,546	$16,700	$1,846	11.1	$53,928	$48,026	$5,902	12.3
Full-time equivalent employees	307	300			307	300

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three and nine months ended September 30, 2021 was $13.4 million, an increase of $1.5 million, or 12.6%, and $39.3 million, an increase of $5.6 million, or 16.5%, respectively, compared to the three and nine months ended September 30, 2020. The increase in both periods of comparison reflects new hires, annual merit increases, growth in employee benefit costs, and an increase in the expected payout on annual corporate and individual incentive compensation plans. The annual corporate bonus and individual incentive compensation plans for the three and nine months ended September 30, 2021 totaled $2.6 million and $6.7 million, respectively, due to strong Bank performance driven by effective business development efforts and continued improvement in credit, compared to $1.7 million and $3.9 million for three and nine months ended September 30, 2020, respectively. Average full-time equivalent employees for the nine months ended September 30, 2021 increased to 309, up 7.7%, compared to 287 for the nine months ended September 30, 2020. We expect to continue investing in talent, both in the form of additional business development and operational staff, to support our long-term strategic plan.
Data processing expense increased $67,000, or 9.9%, and $249,000, or 12.1%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase in data processing expense was due to the increase in deposit accounts and implementation costs for various client-facing products and functionality. Management expects data processing expense to continue to increase modestly commensurate with the increase in deposit accounts.
Marketing expense increased $216,000, or 60.7%, and $305,000, or 26.1%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. Management expects marketing expense to continue to increase modestly and return to pre-pandemic levels over the next several quarters primarily driven by sponsorships and business development activities.
Computer software expense decreased $18,000, or 1.8%, and increased $371,000, or 12.9%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was principally due to investments in and maintenance of technology platforms to improve the client experience and continuing our strategic focus on scaling the Corporation to efficiently execute our growth strategy. Management expects computer software expense growth to moderate in 2022 and beyond and generally increase commensurate with headcount and the related increase in software licensing costs.
    No historic tax credits or related impairment were recognized for the three and nine months ended September 30, 2021. The impairment on tax credit investments for the three and nine months ended September 30, 2020 are related to a new market and historic tax credits. The impairment on tax credits are more than offset by a reduction to income tax expense resulting in a net benefit to earnings in the year the credits are earned. Management intends to continue actively pursuing in-market tax credit opportunities throughout 2022 and beyond.
The Corporation incurred a $744,000 loss, recognized through non-interest expense, on the early extinguishment of $59.5 million in FHLB term advances late in the second quarter of 2020, as the Corporation lowered wholesale funding costs and improved the Corporation’s funding position.
Other non-interest expense increased $99,000, or 16.0%, and decreased $677,000, or 34.2%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 was due to an increase in travel and other general business-related expenses. The decrease for the nine months ended September 30, 2021 was principally due to a reduction in the credit valuation adjustment (“CVA”) related to the commercial loan interest rate swap program and a reduction in the loan servicing valuation adjustment related to the Bank’s SBA portfolio. The CVA represents a change in the market value of the Company’s commercial loan interest rate swaps to estimate potential borrower credit risk within the portfolio. The CVA can vary from period to period based on the size of the portfolio, credit metrics, and the interest rate environment in any given quarter. There was no CVA as of September 30, 2020.

Income Taxes
    Income tax expense totaled $8.4 million for the nine months ended September 30, 2021 compared to an income tax expense of $73,000 for the nine months ended September 30, 2020. The income tax expense for the nine months ended September 30, 2020 reflects a benefit from the recognition of $2.5 million in tax credits which correspond with the $1.7 million impairment of relationship-based historic tax credit investments during the same period. The effective tax rate, excluding tax credits and other discrete items, for the nine months ended September 30, 2021 was 23.5% compared to 19.3% for the nine months ended September 30, 2020.
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

Financial Condition
General
    Total assets increased by $16.6 million, or 0.6%, to $2.584 billion as of September 30, 2021 compared to $2.568 billion at December 31, 2020. The increase in total assets was primarily driven by short-term investments and securities, partially offset by a decrease in loans and leases receivable and derivatives.
Short-Term Investments
    Short-term investments increased by $63.1 million to $90.4 million at September 30, 2021 from $27.4 million at December 31, 2020. The increase in short-term investments was primarily due to solid in-market deposit growth and PPP loan forgiveness proceeds. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB and therefore incorporate short-term investments in our on-balance sheet liquidity program. In general, the level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $5.0 million, or 2.4%, to $215.3 million at September 30, 2021 compared to $210.3 million at December 31, 2020. During the nine months ended September 30, 2021 we recognized unrealized losses of $3.0 million before income taxes through other comprehensive income, compared to gains of $3.9 million for the same period in 2020. As of September 30, 2021 and December 31, 2020, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.7 years and 5.0 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of September 30, 2021.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, decreased by $18.8 million to $2.099 billion at September 30, 2021 from $2.117 billion at December 31, 2020 which was driven by PPP loan forgiveness, partially offset by commercial loan growth. Loans and leases receivable, net of allowance for loan and lease losses and excluding net PPP loans, increased by $142.1 million, or 10.0% annualized, to $2.034 billion at September 30, 2021 from December 31, 2020.
Excluding net PPP loans, C&I loans increased $109.6 million, or 28.8% annualized, to $616.6 million from $507.0 million at December 31, 2020 primarily due to an increase in asset-based lending, small-ticket equipment financing, and dealer floorplan financing. The majority of our specialized lending commercial banking business lines are early stage and faster growing while the more mature business lines, like asset-based lending, have historically experienced counter cyclical growth, growing during and following times of economic stress. Management expects specialized lending volume to continue to increase in 2021 and 2022 following the proactive investments made prior to and during the COVID-19 pandemic. Including net PPP loans, our C&I portfolio decreased $51.3 million to $681.1 million from $732.3 million at December 31, 2020.
Total commercial real estate (“CRE”) loans increased $28.6 million to $1.388 billion, up from $1.359 billion at December 31, 2020. Non-owner occupied CRE and multi-family loans drove CRE loan growth as of September 30, 2021, increasing $74.9 million, and $2.2 million, respectively, from December 31, 2020.
There continues to be a concentration in CRE loans which represented 67.3% and 70.6% of our total loans, excluding net PPP loans, as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, 17.4% of the CRE loans were owner-occupied CRE, compared to 18.7% as of December 31, 2020. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property. Management has elevated its underwriting standards during the COVID-19 pandemic to ensure borrowers have characteristics such as robust liquidity, strong operating performance, and collateral positions. Even with these higher standards, the Corporation has been able to grow loans and deepen banking relationships.
Underwriting of new credit is primarily through approval from a serial sign-off or committee process and is a key component of our operating philosophy. Business development officers have no individual lending authority limits, and thus, a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, amount of the credit, or the related complexities of each proposal. In addition, we make every reasonable effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for risk at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.
    While we continue to experience significant competition from banks operating in our primary geographic areas, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We continue to expect our new loan and lease activity to be more than adequate to replace normal amortization, allowing us to continue growing in future years. The types of loans and leases we originate and the various risks associated with these originations remain consistent with information previously outlined in our most recent Annual Report on Form 10-K.
Deposits
    As of September 30, 2021, deposits increased by $48.8 million, or 3.5% annualized, to $1.904 billion from $1.856 billion at December 31, 2020 primarily due to a $66.5 million and $87.2 million increase in transaction accounts and money market accounts, respectively, partially offset by a decrease in wholesale deposits and certificates of deposit of $97.9 million and $7.1 million, respectively. The large increase in deposits was primarily due to successful business development efforts and PPP forgiveness proceeds. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.756 billion for the nine months ended September 30, 2021, up 16.0% annualized, compared to $1.569 billion for the year ended December 31, 2020.
FHLB Advances and Other Borrowings
    As of September 30, 2021, FHLB advances and other borrowings decreased by $25.1 million, or 6.0%, to $394.1 million from $419.2 million at December 31, 2020. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace the majority of our maturing brokered certificates of deposit with FHLB advances at lower rates, as needed, to match-fund fixed rate loans and mitigate interest rate risk. Total bank funding is defined as total deposits plus FHLB advances, and Federal Reserve Discount Window advances.

As of September 30, 2021 and December 31, 2020, the Corporation had other borrowings of $12.5 million and $920,000 respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting, in addition to borrowings associated with our investment in a community development entity.
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
Derivatives
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets. We offer interest rate swap products directly to qualified commercial borrowers, originating a floating rate loan and an interest rate swap providing a fixed rate to the borrower. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers increased $4.9 million, or 0.8%, to $634.0 million as of September 30, 2021, compared to $629.1 million as of December 31, 2020. The fair value of these interest rate swaps decreased $20.7 million, or 41.9%, to $28.7 million as of September 30, 2021, compared to $49.4 million as of December 31, 2020. The decline in fair value of the derivative contracts is directly related to the level of interest rates as of September 30, 2021, compared to the maturity term and amortization rates when the derivative contracts were originally executed.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Impaired Assets
    Total impaired assets consisted of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$1,109	$5,429
Commercial real estate - non-owner occupied	—	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	391	250
Total non-accrual commercial real estate	1,500	10,352
Commercial and industrial	5,884	16,155
Direct financing leases, net	49	49
Consumer and other:
Home equity and second mortgages	—	40
Other	—	21
Total non-accrual consumer and other loans	—	61
Total non-accrual loans and leases	7,433	26,617
Foreclosed properties, net	172	34
Total non-performing assets	7,605	26,651
Performing troubled debt restructurings	53	46
Total impaired assets	$7,658	$26,697

Total non-accrual loans and leases to gross loans and leases	0.35%	1.24%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.36	1.24
Total non-performing assets to total assets	0.29	1.04
Allowance for loan and lease losses to gross loans and leases	1.16	1.33
Allowance for loan and lease losses to non-accrual loans and leases	331.98	107.15
    Net PPP loans outstanding as of September 30, 2021 and December 31, 2020, were $64.5 million and $225.3 million, respectively. The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	September 30, 2021	December 31, 2020
Total non-accrual loans and leases to gross loans and leases	0.36%	1.38%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.37	1.38
Total non-performing assets to total assets	0.30	1.14
Allowance for loan and lease losses to gross loans and leases	1.20	1.48
Non-accrual loans decreased $19.2 million, or 72.1%, to $7.4 million at September 30, 2021, compared to $26.6 million at December 31, 2020. The decrease in non-accrual loans was principally due to loan payoffs, loans returning to accrual status, and $3.4 million of charge-offs, of which $2.2 million was from the legacy SBA portfolio. All charge-offs for the nine months ended September 30, 2021 were previously identified impaired loans and unrelated to the economic slowdown from the COVID-19 pandemic. Management does not view these charge-offs as being indicative of any systemic issues across the Corporation’s loan and lease portfolio. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.35% and 1.24% at September 30, 2021 and December 31, 2020, respectively. Non-accrual loans as a percentage of total gross loans and leases, excluding net PPP loans, was 0.36% and 0.96% at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, $857,000 and $6.5 million of non-accrual loans and leases were considered troubled debt restructurings, respectively. Please refer to the section titled COVID-19 Update for additional information on credit quality.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 0.29% at September 30, 2021 from 1.04% at December 31, 2020. As of September 30, 2021, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.8% of the total portfolio was in a current payment status, compared to 99.0% as of December 31, 2020. We also monitor asset quality through our established categories as defined in Note 6 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    As of September 30, 2021, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

    The following represents additional information regarding our impaired loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2021	2020	2020
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$4,985	$15,557	$18,966
Impaired loans and leases with impairment reserves required	2,501	20,540	7,697
Total impaired loans and leases	7,486	36,097	26,663
Less: Impairment reserve (included in allowance for loan and lease losses)	1,570	8,898	3,681
Net impaired loans and leases	$5,916	$27,199	$22,982
Average impaired loans and leases	$16,700	$24,899	$27,703
Foregone interest income attributable to impaired loans and leases	$1,002	$2,049	$2,794
Less: Interest income recognized on impaired loans and leases	164	467	636
Net foregone interest income on impaired loans and leases	$838	$1,582	$2,158
    Non-performing assets also include foreclosed properties. A summary of foreclosed properties activity is as follows:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2021	2020	2020
	(In Thousands)
Balance at the beginning of the period	$34	$2,919	$2,919
Transfer of loans and leases to foreclosed properties	145	80	80
Proceeds from sale of foreclosed properties	—	(2,057)	(2,582)
Net gain (loss) on sale of foreclosed properties	—	34	(20)
Impairment adjustments	(7)	(363)	(363)
Balance at the end of the period	$172	$613	$34
Allowance for Loan and Lease Losses
    The allowance for loan and lease losses decreased $3.8 million, or 13.5%, to $24.7 million as of September 30, 2021 from $28.5 million as of December 31, 2020 . The allowance for loan and lease losses as a percentage of gross loans and leases decreased to 1.16% as of September 30, 2021 from 1.33% as of December 31, 2020 . The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.20% as of September 30, 2021 compared to 1.48% as of December 31, 2020. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by significant commercial real estate loan recoveries, and the related impact it had on our commercial real estate historical loss factors, and the release of specific reserves following loan payoffs and charge-offs. These general and specific reserve releases were partially offset primarily by an increase in general reserve commensurate with loan growth.
    There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.
    During the nine months ended September 30, 2021, we recorded net recoveries on impaired loans and leases of $1.5 million, comprised of $3.4 million of charge-offs and $4.9 million of recoveries. While we likely will continue to experience some level of periodic charge-offs in the future, as exit strategies are considered and executed, management believes charge-offs in the foreseeable future will remain at low levels based on total non-accrual loans and leases as a percentage of gross loans and leases of 0.35% at September 30, 2021; which is the Corporation’s lowest level of non-accrual loans since the fourth quarter of 2006. Loans and leases with previously established specific reserves, however, may ultimately result in a charge-off under a variety of scenarios.

    As of September 30, 2021 and December 31, 2020, our ratio of allowance for loan and lease losses to total non-accrual loans and leases was 331.98% and 107.15%, respectively. This ratio continues to increase due to the significant decline in non-accrual loans and as our remaining non-accrual loan and lease portfolio has a larger proportion of SBA loans when compared to December 31, 2020, which historically carry larger collateral shortfalls when compared to our conventional commercial loans. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either does not require additional specific reserves or requires only a minimal amount of required specific reserve, as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2021.
    To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments with similar risk characteristics. First, we evaluate loans and leases for potential impairment classification. We analyze each loan and lease identified as impaired on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. For each segment of loans and leases that has not been individually evaluated, management segregates the Bank’s loss factors into a quantitative general reserve component based on historical loss rates throughout the defined look back period. The quantitative general reserve component also considers an estimate of the historical loss emergence period, which is the period of time between the event that triggers the loss to the charge-off of that loss. The methodology also focuses on evaluation of several qualitative factors for each portfolio category, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries, and other qualitative factors that could affect credit losses such as the economic uncertainty related to the COVID-19 pandemic. As of September 30, 2021, the allowance for loan and lease losses included $733,000 in general reserve related to economic uncertainty, compared to $947,000 as of December 31, 2020. Management removed qualitative factors due to COVID-19 uncertainty from the majority of our specialized lending and commercial and industrial portfolios reflecting continued strong performance while maintaining a general reserve on industries previously identified as stressed, specifically hospitality and retail.
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of September 30, 2021 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, we have found that in general real estate values have been stable or improved; however, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $24.7 million, or 1.16% of gross loans and leases, at September 30, 2021. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Allowance at beginning of period	$25,675	$27,464	$28,521	$19,520
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	(7)	—	(11)	(27)
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	(245)	—
Commercial and industrial	(356)	(505)	(3,121)	(1,358)
Direct financing leases	—	—	—	(56)
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	(1)	—	(25)	(13)
Total charge-offs	(364)	(505)	(3,402)	(1,454)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	70	—	295	1
Commercial real estate — non-owner occupied	1,431	—	1,431	2
Construction and land development	—	—	2,078	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	128	21	1,041	259
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	1	—
Other	5	2	6	2
Total recoveries	1,634	23	4,852	264
Net recoveries	1,270	(482)	1,450	(1,190)
Provision for loan and lease losses	(2,269)	3,835	(5,295)	12,487
Allowance at end of period	$24,676	$30,817	$24,676	$30,817
Annualized net (recoveries) charge-offs as a percent of average gross loans and leases	(0.24)%	0.09%	(0.09)%	0.08%
Annualized net (recoveries) charge-offs as a percent of average gross loans and leases, excluding average net PPP loans	(0.25)%	0.11%	(0.10)%	0.09%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2021 were the interest payments due on subordinated and junior subordinated notes. On July 30, 2021, the Bank’s Board of Directors declared a dividend in the aggregate amount of $3.0 million bringing year-to-date dividend declarations to $7.5 million. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on September 30, 2021, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that was fully phased-in as of January 1, 2019. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of September 30, 2021 and December 31, 2020, our immediate on-balance sheet liquidity was $535.3 million and $640.2 million, respectively. At September 30, 2021 and December 31, 2020, the Bank had $89.9 million and $26.7 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $432.4 million of outstanding wholesale funds at September 30, 2021, compared to $567.0 million of wholesale funds as of December 31, 2020, which represented 19.1% and 25.2%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, deposits gathered from reciprocal deposit programs above the general cap, if applicable, and unreciprocated deposits from reciprocal deposit programs. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits increased $146.6 million, or 11.6% annualized, to $1.830 billion at September 30, 2021 from $1.683 billion at December 31, 2020 as in-market deposit balances increased due to our client’s PPP loan proceeds and successful business development efforts. Our in-market relationships continue to grow; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale certificates of deposit do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of September 30, 2021.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended September 30, 2021. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2021, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
The Corporation's capital ratios continued to exceed the highest required regulatory benchmark levels. As of September 30, 2021, total capital to risk-weighted assets was 11.14%, tier 1 capital to risk-weighted assets was 9.14%, tier 1 leverage capital to adjusted average assets was 8.69% and common equity tier 1 capital to risk-weighted assets was 8.73%. In addition, as of September 30, 2021, tangible common equity to tangible assets was 8.28%.
As of September 30, 2021, the Corporation had purchased 157,520 shares of its common stock, since the adoption of its previously disclosed stock repurchase program, at a weighted average price of $26.90 per share, for a total value of $4.3 million. The Corporation had $717,000 of buyback authority remaining under the program as of September 30, 2021.
As previously announced, during the third quarter of 2021, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.18 per share. The dividend was paid on August 19, 2021 to stockholders of record at the close of business on August 6, 2021. Measured against third quarter 2021 diluted earnings per share of $1.07, the dividend represents a 16.8% payout ratio. The Board of Directors routinely considers dividend declarations as part of its normal course of business.
    During the nine months ended September 30, 2021, operating activities resulted in a net cash inflow of $24.8 million, which included net income of $27.2 million, partially offset by a $5.3 million provision for loan and lease loss benefit. Net cash provided by investing activities for the nine months ended September 30, 2021 was $14.5 million primarily due to proceeds received from the sale of securities available for sale. Net cash provided by financing activities was $14.5 million for the nine months ended September 30, 2021 primarily due to a net increase in deposits, partially offset by a net reduction in FHLB advances and cash dividends paid. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of September 30, 2021, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended

September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
(b)Not applicable.
(c)None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement - Executive Officer (filed herewith)

10.2	Form of Restricted Stock Award Agreement - Executive Officer (filed herewith)

10.3	Form of Restricted Stock Unit Award Agreement - Executive Officer (filed herewith)

10.4	Form of Performance-Based Restricted Stock Unit Award Exchange Agreement - Retiree (filed herewith)

10.5	Form of Restricted Stock Unit Award Exchange Agreement - Retiree (filed herewith)

10.6	Form of Performance-Based Restricted Stock Unit Award Agreement - Retiree (filed herewith)

10.7	Form of Restricted Stock Award Exchange Agreement - Retiree (filed herewith)

10.8	Form of Restricted Stock Award Agreement - Board of Directors

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 29, 2021	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 29, 2021	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)