Form 10-K
period 2021-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2022-02-23
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $233.3 million.
As of February 16, 2022, 8,456,848 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 20221 are incorporated by reference into Part III hereof.

PART I.

Item 1. Business
BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (“FBB” or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through FBB and First Business Specialty Finance, LLC (“FBSF”). The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, Small Business Administration (“SBA”) lending and servicing, treasury management services, and company retirement plans. Our private wealth management services include trust and estate administration, financial planning, investment management, consumer lending and private banking for executives and owners of our business banking clients and others. Our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation for other financial institutions. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships within our commercial bank markets and extensive expertise within our nationwide specialized lending business lines, combined with the efficiency of centralized administrative functions, such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients. We conduct our commercial banking business operations through one operating segment.
As of December 31, 2021, on a consolidated basis, we had total assets of $2.653 billion, total gross loans and leases of $2.241 billion, total deposits of $1.958 billion, and total stockholders’ equity of $232.4 million.

Commercial Banking Business Lines

Commercial Lending
We strive to meet the specific commercial lending needs of small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses with annual sales of up to $75 million. Through FBB, we service South Central Wisconsin, Southeast Wisconsin, Northeast Wisconsin, and the greater Kansas City Metro.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. We also originate loans secured by commercial real estate, including owner-occupied and non owner-occupied commercial facilities. In very limited cases, we may originate loans on an unsecured basis. As of December 31, 2021, our conventional commercial real estate and commercial loans – excluding consumer lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, and SBA lending described below – represented approximately 78% of our total gross loans and leases receivable.
Asset-Based Lending
FBB, through its wholly-owned subsidiary FBSF, provides asset-based lending to small- to medium-sized companies. With sales offices located in several states, our asset-based lending team serves clients nationwide. We primarily provide revolving lines of credit and term loans for financial and strategic acquisitions, capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, and corporate turnaround strategies. As a bank-owned, asset-based lender with strong underwriting standards, our team is positioned to provide cost-effective financing solutions to companies which do not have the established, stable cash flows necessary to qualify for traditional commercial lending products. These borrowing relationships generally range between $2 million and $15 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2021, asset-based lending represented approximately 8% of our total gross loans and leases receivable.

Accounts Receivable Financing
FBB, through its wholly-owned subsidiary FBSF, provides funding to clients by purchasing accounts receivable primarily on a full recourse basis. With sales offices located in several states, our accounts receivable financing team serves clients nationwide. Our accounts receivable financing team provides working capital to support growth and other cash flow needs. Accounts receivable financing typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. As of December 31, 2021, accounts receivable financing represented approximately 3% of our total gross loans and leases receivable.
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
FBSF also delivers small ticket vendor equipment financing through its proprietary, online, credit scoring architecture. Through this nationwide distribution channel, FBSF provides financing solutions for equipment vendors and their end users. These equipment vendors specialize primarily in healthcare, manufacturing, and technology equipment, as well as specialty vehicles. The end users (i.e., our lessees and borrowers) are primarily businesses utilizing vocational trucks, physician group practices, veterinarians, and hospitals. These financings generally range between $25,000 and $250,000 with terms of 36 to 84 months. Small ticket vendor equipment financing typically generates higher yields than traditional commercial lending. As of December 31, 2021, equipment financing represented approximately 5% of our total gross loans and leases receivable.
Floorplan Financing
FBB, through its wholly-owned subsidiary FBSF, offers floorplan financing for independent car dealerships nationwide. Floorplan financing allows car dealers the flexibility to finance their acquisition of preowned cars, preserving liquidity and allowing dealers to purchase inventory. Floorplan financing is the latest expansion of the Bank’s specialized lending solutions, offering floorplan programs from $500,000 to $10 million for larger, well-established independent car dealers. As of December 31, 2021, floorplan financing represented approximately 2% of our total gross loans and leases receivable.
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
Excluding Paycheck Protection Program (“PPP”) loans, our SBA loans fall into three categories: loans originated under the SBA’s 7(a) term loan program; loans originated under the SBA’s 504 program; and SBA Express loans and lines of credit. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored, and serviced according to the SBA’s Standard Operating Procedures in order to maintain the guaranty, if any, under the SBA program. Except for loans originated under the SBA’s 504 program, the SBA generally provides a guaranty to the lender ranging from 50% to 90% of principal and interest as an inducement to the lender to originate the loan.
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
SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates higher than those of our traditional commercial loans. We also obtain funding and service fee income by gathering deposits from these clients. Our SBA strategy generates non-interest income from two primary sources. First, we typically sell the guaranteed portions of the SBA loans to aggregators who securitize the assets for sale in the secondary market. We receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset over the life of the loan. As of December 31, 2021, the on-balance sheet portion of SBA loans represented approximately 2% of our total gross loans and leases receivable.

Treasury Management Services
FBB provides comprehensive cash management services for commercial banking and specialized lending clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, fraud detection and protection, information reporting, reconciliation, and data integration solutions. For our clients involved in international trade, the Bank offers international payment services, foreign exchange, and trade letters of credit. The Bank also offers a variety of deposit accounts and balance optimization solutions.

Company Retirement Plan Services
FBB acts as fiduciary and investment manager for corporate clients, creating and executing asset allocation strategies tailored to each corporation’s unique situation. FBB acts as a discretionary trustee and investment fiduciary, sharing responsibility for monitoring assets to match the client’s specifications. Offering only non-proprietary funds removes conflict of interest while designing cost-effective company retirement plans which provide a competitive return. As of December 31, 2021, FBB had $363.8 million of company retirement plan assets under management and administration.

Private Wealth Management
FBB acts as fiduciary and investment manager for individual clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBB has full fiduciary powers and offers trust and estate administration, financial planning, and investment management, acting in a trustee or agent capacity. FBB also provides brokerage and custody-only services, for which we administer and safeguard assets, but do not provide investment advice. As of December 31, 2021, FBB had $2.557 billion of private wealth assets under management and administration.
The Bank also originates a small amount of consumer loans to its Private Wealth Management clients. As of December 31, 2021, our consumer and other loans represented approximately 2% of our total gross loans and leases receivable.

Bank Consulting Services
    FBB provides outsourced treasury services to assist banks and other financial institutions with balance sheet management. These services include investment portfolio management and administrative services, asset liability management services, and asset liability process validations required by regulators.

Competition
FBB encounters strong competition across all of our lines of business. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and FinTech companies. The Bank also competes with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources than the Bank. We believe the experience, expertise, and responsiveness of our banking professionals as well as our focus on fostering long-lasting relationships sets us apart from our competitors.

Human Capital Management
At December 31, 2021, we had 312 employees which equated to approximately 304 full-time equivalent employees (“FTE”). None of our employees are represented by a union or subject to a collective bargaining agreement. Information with respect to Human Capital Management is included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 29, 2022 under the caption “Human Capital Management” and is incorporated herein by reference.

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
As of December 31, 2021, FBB had seven wholly-owned subsidiaries and total gross loans and leases receivable of $2.241 billion, total deposits of $1.958 billion, and total stockholders’ equity of $265.0 million.

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

Markets

    Although certain of our business lines are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas, and Missouri. Specifically, our three markets in Wisconsin consist of South Central Wisconsin, Southeast Wisconsin, and Northeast Wisconsin. We serve the greater Kansas City Metro through our Leawood, Kansas office, which is located in the Kansas City metropolitan area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

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

Southeast Wisconsin
Our Southeast Wisconsin market, the primary commercial and industrial hub for Southeast Wisconsin, provides a diverse economic base, with both a highly skilled labor force and significant manufacturing base. The most prominent economic sectors include manufacturing, financial services, health care, diversified service companies, and education. The area is home to several major hospitals, providing health services to the greater Southeast Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

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

Corey A. Chambas, age 59, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President since February 2005. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. Mr. Chambas has over 35 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, N.A. (“BMO Harris Bank”), in Madison, Wisconsin.

Edward G. Sloane, Jr., age 61, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of the Bank. Mr. Sloane has over 35 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. Prior to joining FBFS, Mr. Sloane was Executive Vice President, Chief Financial Officer and Treasurer with Peoples Bancorp, Inc. in Marietta, Ohio from 2008 to 2015. He also served as Senior Vice President of Strategic Planning & Analysis for WesBanco, Inc. in Wheeling, West Virginia from 2006 to 2008, as Senior Vice President and Controller from 1998 to 2006 and in various other capacities from 1989 to 1998.

Barbara M. Conley, age 68, has served as FBFS’s General Counsel since June 2008. Ms. Conley also serves as General Counsel of the Bank. She has over 35 years of experience in commercial banking. Immediately prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank, National Association. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 57, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 25 years.

Mark J. Meloy, age 60, has served as Chief Executive Officer of FBB since December 2007. Mr. Meloy joined FBFS in 2000 and has held various positions including Executive Vice President of FBB and President and Chief Executive Officer of FBB-Milwaukee. He also currently serves as a director of our subsidiaries FBB and FBSF. Mr. Meloy has over 35 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

    Daniel S. Ovokaitys, age 48, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

    David R. Seiler, age 57, has served as Chief Operating Officer of FBFS since April 2016. He also currently serves as a director for our subsidiary FBSF. Mr. Seiler has over 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Harris

Bank in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

Bradley A. Quade, age 56, has served as Chief Credit Officer of FBFS since April 2020. Mr. Quade had been serving as the Company’s Deputy Chief Credit Officer since October 2019. He also currently serves as a director for our subsidiary FBSF. Mr. Quade has over 30 years of experience in banking at publicly traded and privately-owned institutions and has led successful lending teams in commercial banking, investment real estate, equipment leasing, and treasury management. Prior to joining FBFS, Mr. Quade held the position of Senior Vice President with Johnson Bank in Milwaukee, Wisconsin which he held from 2008 to 2019.

James E. Hartlieb, age 51, has served as President of FBB since 2015. Mr. Hartlieb joined FBB in 2009 as Senior Vice President of Greater Dane County. Mr. Hartlieb has over 25 years of financial services experience. Prior to joining FBB, Mr. Hartlieb held the position of Regional President with AMCORE Bank in Madison, Wisconsin, which he held from 1998 to 2009.

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
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Corporation and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Corporation’s and the Bank’s insiders and affiliates, and payment of dividends. In reaction to the global financial crisis beginning in 2008 (the “global financial crisis”) and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion that were considered systemically important under the Dodd-Frank Act solely because of size. Many of these changes were intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see The Role of Capital below. The Regulatory Relief Act also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests, name a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Corporation believes these reforms are generally favorable to its operations.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, information technology, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.
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
The Basel III Rule. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The principles reached as part of Basel I have been subject to change in subsequent years. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like the Corporation, are considered small bank holding companies for this purpose, the Corporation has securities registered with the SEC and that disqualifies us from taking advantage of the relief. Banking organizations became subject to the Basel III Rule on January 1, 2015, and its requirements were fully phased-in as of January 1, 2019.
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
As of December 31, 2021: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. Additionally, the Corporation had regulatory capital in excess of the Federal Reserve’s requirements as of December 31, 2021.
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
    The Corporation and the Bank opted out of the CBLR framework for each reporting period in 2021 and has the option to opt into the framework for future reporting periods. The decision to opt into or out of the CBLR framework is monitored on an ongoing basis.
First Business Financial Services, Inc.
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
The BHCA generally prohibits the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Corporation to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Corporation has not elected to operate as a financial holding company.

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
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%. Accordingly, pursuant to rules adopted by the FDIC, in January 2019 the FDIC provided notice of assessment credits awarded to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applies the credits each quarter (beginning with the September 2019 assessment invoice for the second quarter of 2019) that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. As of September 30, 2021, the most recent available date, the reserve ratio was 1.27%.
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
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, risk mitigation, bank operations, compliance, credit underwriting, interest rate exposure, asset growth, compensation, fiduciary risk, asset quality, and earnings.
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
    Transaction Account Reserves. As announced on March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent by way of an interim final rule that was effective March 26, 2020, and a subsequent final rule adopting the interim final rule effective March 12, 2021. This action eliminated reserve requirements for all depository institutions. The Federal Reserve Act authorizes the Federal Reserve to establish reserve requirements within specified ranges for purposes of implementing monetary policy on certain types of deposits and other liabilities of depository institutions and impose reserve requirements on transaction accounts, non-personal time deposits, and Eurocurrency liabilities.
Prior to the change effective March 26, 2020, reserve requirement ratios on net transaction accounts differed based on the amount of net transactions accounts at the depository institution. A certain amount of net transaction accounts, known as the "reserve requirement exemption amount," was subject to a reserve requirement ratio of zero percent. Net transaction account balances above the reserve requirement exemption amount and up to a specified amount, known as the "low reserve tranche," were subject to a reserve requirement ratio of 3%. Net transaction account balances above the low reserve tranche were subject to a reserve requirement ratio of 10%. For 2022, the low reserve tranche amounts and exemption amounts were increased to $640.6 million and $32.4 million, respectively, compared to $182.9 million and $21.1 million, respectively, for 2021. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
On December 14, 2021, the Office of the Comptroller of the Currency (OCC) issued a final rule to rescind the June 2020 Community Reinvestment Act (CRA) rule and replace it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. The final rule aligns the OCC’s CRA rules with the current Board of Governors of the Federal Reserve System and Federal Deposit Insurance Corporation rules and thereby facilitates the ongoing interagency work to modernize the CRA regulatory framework and create consistency for all insured depository institutions.
Anti-Money Laundering. The Bank is subject to several federal laws that are designed to combat money laundering and terrorist financing, and to restrict transactions with persons, companies, or foreign governments sanctioned by United States authorities. This category of laws includes the Bank Secrecy Act (the “BSA”), the Money Laundering Control Act, the USA PATRIOT Act (collectively, “AML laws”) and implementing regulations as administered by the United States Treasury Department’s Office of Foreign Assets Control (“sanctions laws”).
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
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal information of their consumers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across the Bank and its subsidiaries.
Moreover, given the increased focus on privacy and data security in the United States and internationally, laws and regulations related to the same are evolving. Multiple states and Congress are considering additional laws or regulations that could create or alter individual privacy rights and impose additional obligations on banks and related financial services companies in possession of or with access to personal data. On November 18, 2021, the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve System, and the Office of the Comptroller of the Currency (OCC) (collectively, the agencies) issued a joint final rule, to establish computer-security incident notification requirements for banking organizations and their bank service providers. The rule will provide the agencies with early awareness of emerging threats to banking organizations and the broader financial system, including potentially systemic cyber events. The final rule takes effect on April 1, 2022, with full compliance extended to May 1, 2022.
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
Legislation and Regulation Addressing the COVID-19 Pandemic
The COVID-19 pandemic has created unprecedented health and economic uncertainty in the United States and internationally and has prompted federal, state, and local legislative and regulatory action designed to address the pandemic’s challenges. Beginning in March 2020, the federal bank regulatory agencies began issuing various rulemakings and interagency statements providing temporary resources, flexibility and relief for financial institutions. These rulemakings and statements related to, among other things, deferrals for certain borrowers and compliance with capital adequacy guidelines.
In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a $2.2 trillion economic stimulus law, was enacted. The CARES Act and various regulations promulgated thereunder contain many provisions that impact financial institutions, including, among others, forbearance protections for certain borrowers, relief from characterizing loan modifications as “troubled debt restrictions, a new Paycheck Protection Program (“PPP”) available in the form of Small Business Administration 7(a) loans made by financial institutions to eligible borrowers, and various liquidity facilities to fund the PPP and other pandemic-related financing programs. After the initial fund for PPP loans was exhausted, the PPP was extended multiple times until expiring on August 8, 2020. In January 2021, the SBA reopened the PPP for eligible borrowers that did not receive a PPP loan during the initial PPP phase, as well as for a certain subset of borrowers who had received an initial PPP loan previously. The PPP expired for any new applicants on May 31, 2021.

Item 1A. Risk Factors
    An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or those we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may impair or materially and adversely affect our business, results of operations, and financial condition. The risks are organized in the following categories:
•Credit Risk
•Liquidity and Interest Rate Risk
•Operational Risk
•Strategic and External Risk
•Regulatory, Compliance, Legal, and Reputational Risk
•Risks Related to Investing in Our Common Stock
•General Risk Factors

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
    At December 31, 2021, our allowance for loan and lease losses as a percentage of total loans and leases was 1.09% and as a percentage of total non-performing loans and leases was 382.76%. Although management believes the allowance for loan and lease losses is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.

    A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
    At December 31, 2021 we had $1.455 billion of commercial real estate loans, which represented 64.9% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.
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
    Real estate construction and land development loans, subsets of commercial real estate loans, comprised approximately $179.8 million, or 8.0%, and $42.8 million, or 1.9%, of our gross loan and lease portfolio, respectively, as of December 31, 2021. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
    A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
    At December 31, 2021, approximately $730.8 million, or 32.6%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations, and financial condition.
    The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.
    SBA loans (excluding PPP loans), consisting of both commercial real estate and commercial loans, comprised approximately $56.7 million, or 2.4%, of our gross loan and lease portfolio as of December 31, 2021.
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
    Typically we sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. Whether or not we sell the guaranteed portion of an SBA loan, we retain credit risk on the non-guaranteed portion of the loan. We also have credit risk on the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank.
     In order for a borrower to be eligible to receive an SBA loan, it must be established that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, the SBA may require the Bank to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Bank. Management has estimated losses in the outstanding guaranteed portions of SBA loans and recorded an allowance for loan and lease losses and a SBA recourse reserve at a level determined to be appropriate. Significant increases to the allowance for loan and leases losses and the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.
    Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in losses.
    At December 31, 2021, our non-performing loans and leases totaled $6.4 million, or 0.28% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and foreclosed properties) totaled $6.5 million, or 0.25% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and foreclosed properties also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.
    The FASB issued an accounting standard that may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
    The FASB has issued a new accounting standard that will be effective for us beginning on January 1, 2023. This standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and leases and recognize the expected credit losses as allowances for loan and lease losses. This will change the current method of providing allowances for loan and lease losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information.
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
The London Interbank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another interbank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to Intercontinental Exchange Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014.
On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.
The dissolution of the London Interbank Offered Rate (LIBOR) impacts all borrowers and banks that use LIBOR as a base rate. LIBOR will continue to be published until June 30, 2023, however, banks are no longer allowed to issue new LIBOR-based products after December 31, 2021. FBB selected the Secured Overnight Financing Rate (“SOFR”) as a replacement rate. Beginning on July 1, 2023, FBB will no longer be able to rely on LIBOR as a benchmark in any contract, and as a result, the Bank and its customers will need to replace all references to LIBOR in existing contracts that go past that date.
    The Corporation has developed a LIBOR transition team to complete the transition away from LIBOR to an alternative reference rate such as SOFR or Prime. In addition to SOFR or Prime, First Business Bank may also offer other benchmark rates as substitutions for LIBOR, including BSBY and Ameribor. The transition team has added language to new loan agreements regarding the use of alternative reference rates and the Corporation has evaluated existing loan agreements linked to LIBOR and will work with those parties to modify the agreements.
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
In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against our businesses and consumers. Because the methods of cyber-attacks change frequently or, in some cases, are not recognized until launch, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to detect and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection. We also train employees and our business and consumer clients on fraud risks. We also face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding our clients and monetary transactions through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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

Any successful cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or funds or that compromises our ability to function could erode confidence in the security of our systems, products and services, result in monetary losses, potentially subject us to regulatory investigation with fines and penalties, expose us to litigation and liability, disrupt our operations and have a material adverse effect on our business, financial condition or results of operations and damage our reputation.
We are dependent upon third parties for certain information systems, data management and processing services, and key components of our business infrastructure, which are subject to operational, security, and other risks.
As with many other companies, we outsource certain information systems, data management, and processing functions to third-party providers, including key components of our business infrastructure like internet and network access, and core application processing. While we have selected these third-party vendors carefully, we do not control their actions, nor is any vendor due diligence perfect. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or outages, unauthorized access or disclosure of sensitive or confidential information. If our third-party service providers encounter any of these issues, or if we have difficulty exchanging information with or receiving services from them, we could be exposed to disruption of operations, an inability to provide products and services to our clients, a loss of service or connectivity, reputational damage, and litigation risk that could have a material adverse effect on our business, results of operations, and financial condition.
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
Periodically, we implement new lines of business and/or offer new products and services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for such services are still developing or due diligence is not fully vetted. In developing and marketing new lines of business and/or new products or services, we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. New technologies needed to support the new line of business or product may result in incremental operating costs and system defects. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. In instances of new lines of businesses offering credit services, weaknesses relating to underwriting and operations may impact credit and capital. Delinquency may negatively affect non-performing assets and increase the provision for loan and lease losses.
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
    Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, control, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, information and cyber security risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations, and financial condition.

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
The COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and equity markets and creating significant volatility and disruption in financial and labor markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and stay-at-home requirements in many states and communities, including Wisconsin, Kansas, and Missouri. The pandemic could result in the continued and increased recognition of credit losses in the Corporation’s loan portfolio and increases in the Corporation’s allowance for credit losses, particularly if the impact on the global economy worsens. The COVID-19 pandemic, including, in part, supply chain disruption and the effects of the extensive pandemic-related government stimulus, has caused inflationary pressure in the U.S. economy. We expect to be impacted by elevated levels of inflation and the corresponding upward pressure on interest rates. Because of changing economic and market conditions affecting issuers, the Corporation may be required to recognize impairments on the securities it holds. Furthermore, the demand for the Corporation’s products and services may be impacted, which would adversely affect the Corporation’s revenue.
We cannot predict how further outbreaks, new variants, or the efficacy of vaccines might impact our financial condition and results of operation. The extent to which the COVID-19 pandemic impacts the Corporation’s business, results of operations, and financial condition, as well as the Corporation’s regulatory capital, liquidity ratios, and stock price, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
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
    As of December 31, 2021, the fair value of our securities portfolio was approximately $226.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.
    As of December 31, 2021, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2021, our annual impairment test conducted August 1, 2021 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of August 1, 2022. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
    Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our allowance for loan and lease losses and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The Corporation believes it will fully realize its deferred tax asset, and therefore, no valuation allowance was necessary as of December 31, 2021. This determination was based on the evaluation of several factors, including our recent earnings history, expected future earnings, and appropriate tax planning strategies. A decrease in earnings could adversely impact our ability to fully utilize our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.

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
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved financial institutions through alternative methods. The wide acceptance of Internet-based and person-to-person commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Businesses and consumers can now maintain funds in social payment applications, prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of financial institutions. The diminishing role of financial institutions as financial intermediaries has resulted, and could continue to result, in the loss of fee income, as well as the loss of client deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition, and results of operations.
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
    Our private wealth management results of operations may be negatively impacted by changes in economic and market conditions.
    Our private wealth management results of operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for services based on the market value of assets under management; therefore, declines in securities prices will generally have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our clients’ private wealth management services accounts could result in us losing private wealth management services clients, including those who are also banking clients, and negatively affect our earnings.
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
Regulatory, Compliance, Legal and Reputational Risks
    We operate in multiple states and in a highly regulated industry and the federal and state laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
    We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, expose us to legal penalties, financial forfeiture and material loss if we fail to act in accordance with bank laws and regulations, impose limitations on our business activities and compensation practices, limit the dividends or distributions that we can pay, restrict the ability to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. These regulations affect our lending practices, employment practices, privacy policies, operational controls, tax structure, and growth, among other things. Changes to federal and state laws, income and property tax regulations, or regulatory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, tax filing requirements, employment practices, and limit the types of financial services and products we may offer, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our business, results of operations, and financial condition.

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

Our ability to attract and retain talented employees is critical to our success.
Our success depends on our ability to continue to recruit and retain talented employees. Competition for such employees is intense, particularly as a result of labor market issues caused by the ongoing COVID-19 pandemic, which has led to an increase in compensation throughout the labor market, and accordingly, an increase in payroll costs for employers. Prospective employees are also placing an emphasis on flexible, including remote, work arrangements and other considerations, and such arrangements can provide employees with more employment options and mobility, making them more difficult to retain. If we are unable to meet the expectations of employees and prospective employees, and thus, retain or attract employees, it could have a substantial adverse effect on our business.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
    The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2021:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB - Madison Region and office of FBFS	2028
18500 W. Corporate Drive, Brookfield, WI	Full-service banking location of FBB - Southeast Region	2022
11300 Tomahawk Creek Pkwy, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2023
3913 West Prospect Avenue, Appleton, WI	Full-service banking location of FBB - Northeast Region	2025
    For the purpose of generating business development opportunities in our specialized lending and consulting businesses, as of December 31, 2021, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.

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
    The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 16, 2022, there were 377 registered shareholders of record of the Corporation’s common stock.
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
Issuer Purchases of Securities
    On January 28, 2021, the Board of Directors of the Corporation approved a new share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending January 31, 2022. The Corporation completed the $5 million repurchase program in October 2021, repurchasing a total of 182,151 shares during the year at a weighted average price of $27.40 per share. The Corporation did not have an active share repurchase plan as of December 31, 2021.
    Under the share repurchase program, the Corporation was authorized to repurchase shares from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Corporation implemented a 10b5-1 trading plan. The trading plan allowed the Corporation to repurchase shares of its common stock at times when it otherwise might have been prevented from doing so under insider trading laws by requiring that an agent selected by the Corporation repurchase shares of common stock on the Corporation’s behalf on pre-determined terms.
    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	24,631	$29.05	24,631
November 1, 2021 - November 30, 2021	1,519	30.65	—
December 1, 2021 - December 31, 2021	—	—	—
Total	26,150		24,631	—

(1)During the fourth quarter of 2021, the Corporation repurchased an aggregate 26,150 shares of the Corporation’s common stock in open-market transactions, of which 24,631 shares were purchased pursuant to the repurchase program publicly announced on January 28, 2021, and of which 1,519 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

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
    When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•Adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, inflation, supply chain issues, labor shortages, and the adverse effects of the COVID-19 pandemic on the global, national, and local economy, which may effect the Corporation’s credit quality, revenue, and business operations.
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

Overview
    We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through FBB and First Business Specialty Finance, LLC (“FBSF”), a wholly-owned subsidiary of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, SBA lending and servicing, treasury management services, and company retirement plans. Our private wealth services for executives and individuals include trust and estate administration, financial planning, investment management, consumer lending, and private banking. For other financial institutions, our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation. We do not utilize a branch network to attract retail clients. Our operating philosophy is predicated on deep client relationships within our commercial bank markets and extensive expertise within our nationwide specialized lending business lines, combined with the efficiency of centralized administrative functions, such as information technology, loan and deposit operations, finance and accounting, credit administration, compliance, marketing, and human resources. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Long-Term Strategic Plan
    In early 2019, management finalized the development of its five year strategic plan and began the implementation of strategies and initiatives that will drive successful execution. Management’s objective over this five year period is to excel by building an expert team with diverse experiences who work together to impact client success more than any other financial partner. To meet this objective, we identified four key strategies which are linked to corporate financial goals, all business lines, and centralized administration functions to ensure communication and execution are consistent at all levels of the Corporation. These four strategies are described below:
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
The following table below shows the Corporation’s performance for the years ended December 31, 2021, 2020, and 2019 in comparison to the key performance indicators included in the Corporation’s long-term strategic plan.

	As of and for the Year Ended December 31,
Key Performance Indicators	2019	2020	2021	2023 Goal
Return on average equity (“ROAE”)	12.55%	8.64%	16.21%	13.50%
Return on average assets (“ROAA”)	1.14%	0.70%	1.37%	1.15%
Top line revenue growth	9.1%	11.5%	8.4%	≥ 10% per year
In-market deposits to total bank funding	75.5%	74.8%	82.9%	≥ 75%
Employee engagement (1)	82%	91%	87%	≥ 80%
Client satisfaction (1)	93%	96%	93%	≥ 90%

(1) Anonymous surveys conducted annually

Financial Performance Summary
Results as of and for the year ended December 31, 2021 include:
•Net income for the year ended December 31, 2021 was $35.8 million, increasing 110.6% compared to $17.0 million for the year ended December 31, 2020.
•Diluted earnings per common share were $4.17 for the year ended December 31, 2021, increasing 111.4% compared to $1.97 in the prior year.
•Return on average assets and return on average equity for the year ended December 31, 2021 were 1.37% and 16.21% respectively, compared to 0.70% and 8.64%, respectively, for 2020.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, for the year ended December 31, 2021 was $41.2 million, increasing 7.2% compared to $38.4 million for the year ended December 31, 2020. Pre-tax, pre-provision adjusted return on average assets for the year ended December 31, 2021 was 1.58%, compared to 1.59% for the year ended December 31, 2020.
•Net interest margin was 3.44% for the year ended December 31, 2021, increasing 4 basis points from 3.40% for the year ended December 31, 2020. Adjusted net interest margin, which excludes certain one-time and discrete items, was 3.21% for the year ended December 31, 2021, decreasing seven basis points from 3.28% for the year ended December 31, 2020.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $11.2 million for the year ended December 31, 2021, increasing 19.8% compared to $9.3 million for the year ended December 31, 2020. Loan fee amortization for the year ended December 31, 2021 and December 31, 2020 includes PPP processing fee income of $7.3 million and $5.3 million, respectively.
•Top line revenue, which consists of net interest income and non-interest income, grew 8.4% to $112.8 million for the year ended December 31, 2021, compared to $104.0 million for the year ended December 31, 2020.
•Provision for loan and lease losses was a net benefit of $5.8 million for the year ended December 31, 2021, compared to provision expense of $16.8 million for the year ended December 31, 2020. Net recoveries as a percentage of average loans and leases were 0.07% for the year ended December 31, 2021, compared to net charge-offs of 0.39% for the year ended December 31, 2020.
•Total assets at December 31, 2021 increased $85.1 million, or 3.3%, to $2.653 billion from $2.568 billion at December 31, 2020.
•Period-end gross loans and leases receivable at December 31, 2021 increased $93.4 million, or 4.4%, to $2.239 billion from $2.146 billion as of December 31, 2020. Average gross loans and leases of $2.179 billion increased $167.8 million, or 8.3% for the year ended December 31, 2021, compared to $2.011 billion for the same period in 2020.
•Period-end gross loans and leases receivable, excluding net PPP loans, at December 31, 2021 increased $291.5 million, or 15.18%, to $2.212 billion from $1.921 billion as of December 31, 2020. Average gross loans and leases, excluding net PPP loans, of $2.027 billion increased $230.6 million, or 12.8% for the year ended December 31, 2021, compared to $1.796 billion for the same period in 2020.
•PPP loans and PPP deferred processing fees were $27.9 million and $557,000, respectively, at December 31, 2021. Average PPP loans, net of deferred processing fees, were $152.3 million for the year ended December 31, 2021.
•Non-performing assets were $6.5 million or 0.25% of total assets as of December 31, 2021, compared to $26.7 million or 1.04% of total assets as of December 31, 2020. Non-performing assets to total assets, excluding net PPP loans were 0.25% as of December 31, 2021, compared to 1.14% as of December 31, 2020.
•The allowance for loan and lease losses as of December 31, 2021 decreased $4.2 million, or 14.7%, to $24.3 million, compared to $28.5 million as of December 31, 2020. The allowance for loan and lease losses was 1.09% of total loans as of December 31, 2021, compared to 1.33% as of December 31, 2020. Excluding net PPP loans, the allowance for loan and lease losses decreased to 1.10% of total loans as of December 31, 2021, compared to 1.48% as of December 31, 2020.
•Period-end in-market deposits at December 31, 2021 increased $245.3 million, or 14.6%, to $1.928 billion from $1.683 billion as of December 31, 2020. Average in-market deposits of $1.784 billion increased $215.8 million, or 13.8%, for the year ended December 31, 2021, compared to $1.569 billion for the same period in 2020.
•Trust assets under management and administration increased by $671.7 million, or 29.9%, to $2.921 billion at December 31, 2021, compared to $2.249 billion at December 31, 2020.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 8.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $7.6 million, or 9.8%, increase in net interest income and a $1.2 million, or 4.3%, increase in non-interest income. The increase in net interest income was driven by an increase in PPP loan processing fees, a decrease in interest expense, and an increase in average loans and leases outstanding and related interest income, partially offset by a reduction in asset-based loan fees in lieu of interest. The increase in non-interest income was primarily due to a $2.2 million increase in trust and investment fee income, $2.2 million increase in other fee income, $1.1 million increase in gains on the sale of SBA loans, and $680,000 increase in loan fee income. These favorable variances in top line revenue were partially offset by a reduction in swap fee income, which decreased $5.5 million compared to the year ended December 31, 2020.
    The components of top line revenue were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$84,662	$77,071	$7,591	9.8%
Non-interest income	28,100	26,940	1,160	4.3
Top line revenue	$112,762	$104,011	$8,751	8.4
Return on Average Assets and Return on Average Equity
    ROAA was 1.37% for the year ended December 31, 2021, compared to 0.70% for the year ended December 31, 2020 principally due to a $22.6 million decrease in provision for loan and lease losses. Please refer to the Components of the Provision for Loan and Lease Losses included in the Provision for Loan and Lease Losses section below for further discussion on the reasons driving the improvement in profitability. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROAE for the year ended December 31, 2021 was 16.21% compared to 8.64% for the year ended December 31, 2020. The primary reason for the increase in ROAE is consistent with the net income variance explanation as discussed under Return on Average Assets above. We view ROAE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio is a non-GAAP measure representing non-interest expense excluding the effects of the SBA recourse benefit, impairment of tax credit investments, net losses on foreclosed properties, amortization of other intangible assets, losses on early extinguishment of debt, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any. Pre-tax, pre-provision adjusted earnings is defined as operating revenue less operating expense. Management believes the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items.
    The efficiency ratio was 63.49% for the year ended December 31, 2021, compared to 63.09% for the year ended December 31, 2020. The Corporation generated positive operating leverage as pre-tax, pre-provision adjusted earnings increased $2.8 million, or 7.2%, to $41.2 million for the year ended December 31, 2021, compared to $38.4 million for the same period in 2020. The increase in operating revenue was partially offset by a $5.9 million, or 12.8%, increase in compensation.
We believe the Corporation will generate positive operating leverage annually and progress towards enhancing the long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth, process improvement, and automation. These initiatives include efforts to grow our existing specialized lending revenues, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets.

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

	For the Year Ended December 31,		Change From Prior Year
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$71,535	$68,898	$2,637	3.8%
Less:
Net loss on foreclosed properties	15	383	(368)	(96.1)
Amortization of other intangible assets	25	35	(10)	(28.6)
SBA recourse benefit	(76)	(278)	202	(72.7)
Impairment of tax credit investments	—	2,395	(2,395)	NM
Loss on early extinguishment of debt	—	744	(744)	NM
Total operating expense (a)	$71,571	$65,619	$5,952	9.1
Net interest income	$84,662	$77,071	$7,591	9.8
Total non-interest income	28,100	26,940	1,160	4.3
Less:
Net gain (loss) on sale of securities	29	(4)	33	NM
Adjusted non-interest income	28,071	26,944	1,127	4.2
Total operating revenue (b)	$112,733	$104,015	$8,718	8.4
Efficiency ratio	63.49%	63.09%

Pre-tax, pre-provision adjusted earnings (b-a)	$41,162	$38,396	$2,766	7.2
Average total assets	2,605,008	2,419,616	185,392	7.7
Pre-tax, pre-provision adjusted return on average assets	1.58%	1.59%
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

	For the Year Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,387,434	$51,930	3.74%	$1,245,886	$51,188	4.11%
Commercial and industrial loans(1)	727,923	37,470	5.15%	701,328	35,487	5.06%
Direct financing leases(1)	19,591	872	4.45%	26,564	1,039	3.91%
Consumer and other loans(1)	44,206	1,572	3.56%	37,544	1,446	3.85%
Total loans and leases receivable(1)	2,179,154	91,844	4.21%	2,011,322	89,160	4.43%
Mortgage-related securities(2)	159,242	2,633	1.65%	173,084	3,548	2.05%
Other investment securities(3)	44,739	777	1.74%	31,809	639	2.01%
FHLB stock	13,066	651	4.98%	11,576	671	5.80%
Short-term investments	64,308	90	0.14%	37,314	161	0.43%
Total interest-earning assets	2,460,509	95,995	3.90%	2,265,105	94,179	4.16%
Non-interest-earning assets	144,499			154,511
Total assets	$2,605,008			$2,419,616
Interest-bearing liabilities
Transaction accounts	$506,693	988	0.19%	$392,577	1,448	0.37%
Money market	693,608	1,183	0.17%	651,402	2,842	0.44%
Certificates of deposit	47,020	396	0.84%	111,698	2,198	1.97%
Wholesale deposits	119,831	986	0.82%	142,591	2,434	1.71%
Total interest-bearing deposits	1,367,152	3,553	0.26%	1,298,268	8,922	0.69%
FHLB advances	376,781	4,908	1.30%	379,891	5,507	1.45%
Federal reserve PPPLF	—	—	—%	15,207	54	0.36%
Other borrowings	31,935	1,759	5.51%	24,472	1,509	6.17%
Junior subordinated notes	10,068	1,113	11.05%	10,054	1,116	11.10%
Total interest-bearing liabilities	1,785,936	11,333	0.63%	1,727,892	17,108	0.99%
Non-interest-bearing demand deposit accounts	536,981			412,825
Other non-interest-bearing liabilities	61,580			82,337
Total liabilities	2,384,497			2,223,054
Stockholders’ equity	220,511			196,562
Total liabilities and stockholders’ equity	$2,605,008			$2,419,616
Net interest income		$84,662			$77,071
Net interest spread			3.27%			3.17%
Net interest-earning assets	$674,573			$537,213
Net interest margin			3.44%			3.40%
Average interest-earning assets to average interest-bearing liabilities	137.77%			131.09%
Return on average assets	1.37%			0.70%
Return on average equity	16.21%			8.64%
Average equity to average assets	8.46%			8.12%
Non-interest expense to average assets	2.75%			2.85%
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

    The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2021 Compared to 2020
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(4,784)	$5,526	$742
Commercial and industrial loans(1)	621	1,362	1,983
Direct financing leases(1)	130	(297)	(167)
Consumer and other loans(1)	(117)	243	126
Total loans and leases receivable(1)	(4,150)	6,834	2,684
Mortgage-related securities(2)	(647)	(268)	(915)
Other investment securities	(96)	234	138
FHLB Stock	(100)	80	(20)
Short-term investments	(147)	76	(71)
Total net change in income on interest-earning assets	(5,140)	6,956	1,816
Interest-bearing liabilities
Transaction accounts	(805)	345	(460)
Money market	(1,832)	173	(1,659)
Certificates of deposit	(895)	(907)	(1,802)
Wholesale deposits	(1,107)	(341)	(1,448)
Total deposits	(4,639)	(730)	(5,369)
FHLB advances	(554)	(45)	(599)
Federal reserve PPPLF	—	(54)	(54)
Other borrowings	(174)	424	250
Junior subordinated notes	(5)	2	(3)
Total net change in expense on interest-bearing liabilities	(5,372)	(403)	(5,775)
Net change in net interest income	$232	$7,359	$7,591
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.

    Net interest income increased by $7.6 million, or 9.8%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase compared to the prior year was principally due to an increase in average loans and leases outstanding, increase in PPP loan processing fees, and rate-driven decrease in interest expense. Average gross loans and leases of $2.179 billion increased by $167.8 million, or 8.3% for the year ended December 31, 2021, compared to $2.011 billion for the same period in 2020. Loan fees collected in lieu of interest increased 19.8% to $11.2 million, compared to $9.3 million during the same period of comparison. Excluding PPP fee amortization, loan fees collected in lieu of interest decreased 4.6% to $3.8 million, compared to $4.0 million during the same period of comparison. Excluding net PPP loans, average gross loans and leases for the year ended December 31, 2021 increased $230.6 million, or 12.8%, compared to the year ended December 31, 2020. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $6.4 million, or 9.7%.
    The yield on average earning assets for the year ended December 31, 2021 was 3.90%, a decrease of 26 basis points compared to 4.16% for the year ended December 31, 2020. This decrease was principally due to the renewal of fixed-rate loans and reinvestment of security cash flows at historically low interest rates and a decrease in recurring loan fees in lieu of interest.

This decrease was partially offset by the increase in PPP loan processing fees and reduction in average PPP loans earning 1% interest. Excluding the impact of recurring loan fees in lieu of interest and PPP fees in both 2021 and 2020, the yield on average earning assets for the year ended December 31, 2021 was 3.45%, a decrease of 30 basis points compared to 3.75% for the year ended December 31, 2020.
    The average rate paid on interest-bearing liabilities was 0.63% for the year ended December 31, 2021, a decrease of 36 basis points from 0.99% for the year ended December 31, 2020. The average rate paid declined as the Corporation decreased deposit rates and renewed maturing FHLB advances at historically low fixed rates. In addition to the reduction in deposit rates and FHLB advance renewals, average wholesale deposits, which are typically longer duration and therefore a higher cost funding source than in-market deposits, decreased $22.8 million, or 16.0%.
    Net interest margin increased four basis points to 3.44% for the year ended December 31, 2021, compared to 3.40% for the year ended December 31, 2020. Adjusted net interest margin measured 3.21% for the year ended December 31, 2021, compared to 3.28% for the year ended December 31, 2020. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the fees in lieu of interest and other recurring but volatile components of net interest margin divided by average interest-earning assets less average net PPP loans, if any, and other recurring but volatile components of average interest-earning assets. Fees in lieu of interest are defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization. The decrease in adjusted net interest margin was primarily due to the decrease in average yield on loans and leases receivable and investment securities, partially offset by a decrease in the average rate paid on in-market deposits and wholesale funding.
    Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in existing higher-yielding specialized lending lines of business will allow the Corporation to achieve a net interest margin of at least 3.50%, on average, over the long-term. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin, particularly given the nature of the Corporation’s asset-based lending business and the Corporation’s participation in the PPP. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. Due to significant loan growth in 2021 and expectations for low double-digit loan growth in 2022, management believes excess liquidity will revert back to historical averages in 2022.
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
The Corporation recognized a $5.8 million provision benefit for the year ended December 31, 2021, compared to $16.8 million provision expense for the year ended December 31, 2020. The provision benefit for the year ended December 31, 2021 was primarily due to a net recovery of $1.6 million, a $4.5 million reduction in the general reserve from improving historical loss rates, and a $2.2 million decrease in specific reserves. These decreases were partially offset by a $2.9 million increase in the general reserve due to loan growth.
The following table shows the components of the provision for loan and lease losses for the year ended December 31, 2021 compared to the year ended December 31, 2020.

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Change in general reserve due to subjective factor changes	$(426)	$5,460
Change in general reserve due to historical loss factor changes	(4,456)	949
Charge-offs	3,508	8,139
Recoveries	(5,126)	(332)
Change in specific reserves on impaired loans, net	(2,175)	316
Change due to loan growth, net	2,872	2,276
Total provision for loan and lease losses	$(5,803)	$16,808
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
Non-Interest Income
    Non-interest income increased by $1.2 million, or 4.3%, to $28.1 million for the year ended December 31, 2021, from $26.9 million for the year ended December 31, 2020. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 24.9% of our total revenues in 2021 compared to 25.9% in 2020. The increase in total non-interest income for the year ended December 31, 2021 primarily reflected record private wealth management services fee income, an increase in other non-interest income and loan fees, and a significant increase in gain on the sale of SBA loans. These favorable variances were partially offset by a decrease in commercial loan interest rate swap fee income.
    The components of non-interest income were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$10,784	$8,611	$2,173	25.2%
Gain on sale of SBA loans	4,044	2,899	1,145	39.5
Service charges on deposits	3,837	3,415	422	12.4
Loan fees	2,506	1,826	680	37.2
Increase in cash surrender value of bank-owned life insurance	1,413	1,402	11	0.8
Net gain (loss) on sale of securities	29	(4)	33	NM
Swap fees	1,368	6,860	(5,492)	(80.1)
Other non-interest income	4,119	1,931	2,188	113.3
Total non-interest income	$28,100	$26,940	$1,160	4.3
Fee income ratio(1)	24.9%	25.9%
(1)Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management services fee income increased by $2.2 million, or 25.2%, to a record $10.8 million for the year ended December 31, 2021 compared to $8.6 million for the year ended December 31, 2020. Private wealth management services fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the equity markets. This increase was driven by growth in assets under management and administration attributable to both new client relationships and increased equity values. At December 31, 2021, our trust assets under management and administration were a record $2.921 billion, or 29.9% more than trust assets under management and administration of $2.249 billion at December 31, 2020. We expect to continue to increase our revenue from assets under management and administration as we deepen existing and grow new client relationships in our less mature commercial bank markets, but market volatility may also affect the actual change in revenue.
Gain on sale of SBA loans for the year ended December 31, 2021 totaled $4.0 million, an increase of $1.1 million, or 39.5%, from the same period in 2020. Management believes SBA 7a loan production, while variable based on timing of closings, will continue to increase annually at a measured pace.
Loan fees increased $680,000, or 37.2%, to $2.5 million for the year ended December 31, 2021, compared to $1.8 million for the same period in 2020. The increase was principally due to recognizing a full year of floorplan financing curtailment fees and an increase in SBA servicing fee income commensurate with the Corporation’s growing SBA sold portfolio.
    Other non-interest income increased by $2.2 million to $4.1 million for the year ended December 31, 2021, compared to $1.9 million for the year ended December 31, 2020. The increase was primarily due to an above average increase in returns from the Corporation’s investments in mezzanine funds.
Commercial loan interest rate swap fee income was $1.4 million for the year ended December 31, 2021, compared to $6.9 million for the year ended December 31, 2020 as it became less advantageous for clients to secure long-term, fixed-rate financing with an interest rate swap relative to other fixed-rate alternatives. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $640.6 million as of December 31, 2021, compared to $629.1 million as of December 31, 2020. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.
Non-Interest Expense
    Non-interest expense increased by $2.6 million, or 3.8%, to $71.5 million for the year ended December 31, 2021 from $68.9 million for the year ended December 31, 2020. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $6.0 million, or 9.1%, to $71.6 million for the year ended December 31, 2021 compared to $65.6 million for the year ended December 31, 2020. The increase in operating expense was primarily due to an increase in compensation, marketing, and data processing. These increases were partially offset by a decrease in other non-interest expense.
    The components of non-interest expense were as follows:

	For the Year Ended December 31,		Change From Prior Year
	2021	2020	$ Change	% Change
	(Dollars in Thousands)
Compensation	$51,710	$45,850	$5,860	12.8%
Occupancy	2,180	2,252	(72)	(3.2)
Professional fees	3,736	3,530	206	5.8
Data processing	3,087	2,734	353	12.9
Marketing	2,022	1,580	442	28.0
Equipment	990	1,199	(209)	(17.4)
Computer software	4,260	3,900	360	9.2
FDIC insurance	1,143	1,238	(95)	(7.7)
Collateral liquidation costs	265	328	(63)	(19.2)
Net loss on foreclosed properties	15	383	(368)	(96.1)
Impairment on tax credit investments	—	2,395	(2,395)	NM
SBA recourse (benefit) provision	(76)	(278)	202	(72.7)
Loss on early extinguishment of debt	—	744	(744)	NM
Other non-interest expense	2,203	3,043	(840)	(27.6)
Total non-interest expense	$71,535	$68,898	$2,637	3.8
Total operating expense(1)	$71,571	$65,619	$5,952	9.1
Full-time equivalent employees	304	301	3	1.0
NM = Not meaningful
(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation above.
    Compensation expense increased by $5.9 million, or 12.8%, to $51.7 million for the year ended December 31, 2021 from $45.9 million for the year ended December 31, 2020 principally due to an increase in average FTEs, annual merit increases, growth in employee benefit costs and increase in incentive compensation. The increase reflects a $2.1 million, or

7.0%, increase in employee salaries and a $2.3 million, or 35.5%, increase in individual and corporate performance-based incentive compensation accruals reflecting strong company performance relative to bonus criteria. Average FTEs were 307 for the year ended December 31, 2021, increasing by 16, or 5.5%, from 291 for the year ended December 31, 2020. Performance-based incentive compensation accruals will reset to target performance at the start of 2022 and will be evaluated quarterly and increased or decreased based on management’s forecast of full year performance for the Corporation.
Marketing expense increased by $442,000, or 28.0%, to $2.0 million for the year ended December 31, 2021 from $1.6 million for the year ended December 31, 2020. During 2020, the Corporation’s adherence to COVID-19 restrictions resulted in a reduction in marketing expenses, such as meals and entertainment, and advertisement expense. Management expects marketing expense to continue to increase modestly and return to pre-pandemic levels over the next several quarters primarily driven by sponsorships and business development activities.
Data processing expense increased by $353,000, or 12.91%, to $3.1 million for the year ended December 31, 2021 from $2.7 million for the year ended December 31, 2020. The increase in data processing expense was due to the increase in services associated with deposit accounts, as well as implementation costs for various client-facing products and functionality. Management expects data processing expense to continue to increase modestly commensurate with the increase in deposit accounts.
Other non-interest expense decreased by $840,000, or 27.6%, to $2.2 million for the year ended December 31, 2021 from $3.0 million for the year ended December 31, 2020. The decrease was principally due to a reduction in the credit valuation adjustment (“CVA”) related to the commercial loan interest rate swap program. The CVA represents a change in the market value of the Company’s commercial loan interest rate swaps to estimate potential borrower credit risk within the portfolio. The CVA can vary from period to period based on the size of the portfolio, credit metrics, and the interest rate environment in any given quarter. The CVA was $191,000 as of December 31, 2021, compared to $461,000 as of December 31, 2020.
The Corporation incurred a $744,000 loss, recognized through non-interest expense, on the early extinguishment of $59.5 million in FHLB term advances late in the second quarter of 2020, as the Corporation lowered wholesale funding costs and improved the Corporation’s funding position. Management believes this strategy helped stabilize net interest margin during the extended low interest rate environment in 2021.
No tax credits or related impairment was recognized for the year ended December 31, 2021. The impairment on tax credit investments for the year ended December 31, 2020 were related to a new market and historic tax credits. The impairment on tax credits were more than offset by a reduction to income tax expense resulting in a net benefit to earnings in the year the credits are earned in 2020.
Income Taxes
    Income tax expense was $11.3 million for the year ended December 31, 2021, compared to $1.3 million for the year ended December 31, 2020. The Corporation recognized federal historic tax credits in 2020 which reduced income tax expense by $2.8 million. No tax credits were recognized in 2021. The effective tax rate for the year ended December 31, 2021 was 24.0% compared to 7.2% for the year ended December 31, 2020. The effective tax rate, excluding tax credits and other discrete items, for the year ended December 31, 2020 was 19.5%. For 2022, the Company expects to report an effective tax rate of 22%-23%, excluding discrete items, as management intends to continue actively pursuing tax credit opportunities.

FINANCIAL CONDITION
General
    Total assets increased by $85.1 million, or 3.3%, to $2.653 billion as of December 31, 2021 compared to $2.568 billion at December 31, 2020. The increase in total assets was primarily driven by an increase in loans and leases receivable, securities available-for-sale, and short-term investments, partially offset by a decrease in cash and derivatives. Total liabilities increased by $58.8 million, or 2.5%, to $2.420 billion as of December 31, 2021 compared to $2.362 billion at December 31, 2020. The increase in total liabilities was principally due to an increase in deposits, partially offset by a decrease in FHLB advances and derivatives.
Cash and cash equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Short-term investments increased by $20.0 million to $47.4 million at December 31, 2021 from $27.4 million at December 31, 2020. The increase in short-term investments was offset by a decrease in cash and due from banks driven by a reduction in cash letter in transit. Short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”). We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance sheet liquidity program. As of December 31, 2021 and 2020, interest-bearing deposits held at the FRB were $47.0 million and $26.7 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $15.1 million to $225.4 million at December 31, 2021 from $210.3 million at December 31, 2020. As of December 31, 2021 and 2020, our total securities portfolio had a weighted average estimated maturity of approximately 5.7 years and 5.0 years, respectively. The investment portfolio primarily consists of mortgage-backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investment securities to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage-backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the securities we hold are guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
    The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2021, we recognized unrealized holding losses of $4.3 million before income taxes through other comprehensive income. These losses were the result of a decrease in interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2021. We sold approximately $15.0 million of securities during the year ended December 31, 2021 to proactively manage our securities portfolio and meet our long-term investment objectives. As of December 31, 2021 no securities were classified as trading securities. At December 31, 2021, $70.3 million of our securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
    The tables below set forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Treasuries	$4,971	$4,914	$—	$—
U.S. government agency securities - government-sponsored enterprises	19,797	19,935	22,699	22,629
Municipal securities	30,828	30,957	24,067	24,779
Residential mortgage-backed securities - government issued	19,563	19,661	9,894	10,403
Residential mortgage-backed securities - government-sponsored enterprises	85,748	85,705	102,843	105,006
Commercial mortgage-backed securities - government issued	5,801	5,771	5,289	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	36,786	36,531	12,584	13,365
Other securities	2,205	2,228	2,205	2,279
	$205,699	$205,702	$179,581	$183,925

	As of December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$13,009	$13,228	$17,106	$17,508
Residential mortgage-backed securities - government issued	2,226	2,266	3,564	3,676
Residential mortgage-backed securities - government-sponsored issued	2,502	2,578	3,693	3,856
Commercial mortgage-backed securities - government-sponsored enterprises	2,009	2,204	2,011	2,293
	$19,746	$20,276	$26,374	$27,333
    U.S. Treasuries represent treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by FNMA and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by GNMA. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by FHLMC, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2021, no issuer's securities exceeded 10% of our total stockholders' equity.
    The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2021, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. treasuries	$—	—%	$4,914	1.00%	$—	—%	$—	—%	$4,914
U.S. government agency securities - government-sponsored enterprises	—	—	978	0.56	4,726	0.93	14,231	0.80	19,935
Municipal securities	496	0.30	2,951	1.33	11,839	1.41	15,671	1.85	30,957
Residential mortgage-backed securities - government issued	—	—	—	—	2,273	2.94	17,388	1.89	19,661
Residential mortgage-backed securities - government-sponsored enterprises	—	—	1,216	2.34	13,271	2.09	71,218	1.72	85,705
Commercial mortgage-backed securities - government issued	—	—	—	—	1,658	3.10	4,113	1.60	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,878	2.41	24,703	1.63	9,950	1.53	36,531
Other securities	2,228	2.38	—	—	—	—	—	—	2,228
	$2,724		$11,937		$58,470		$132,571		$205,702

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	$3,793	2.13%	$7,289	2.27%	$1,927	2.67%	$—	—%	$13,009
Residential mortgage-backed securities - government issued	—	—	—	—	1,491	2.00	735	2.14	2,226
Residential mortgage-backed securities - government-sponsored enterprises	—	—	—	—	1,796	1.68	706	3.35	2,502
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	—	—	2,009	3.27	—	—	2,009
	$3,793		$7,289		$7,223		$1,441		$19,746
Derivatives
    The Bank’s investment policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps with prior approval from the Board. The Bank utilizes, from time to time, derivative instruments in the course of its asset/liability management. As of December 31, 2021 and 2020, the Bank did not hold any derivative instruments that were designated as fair value hedges. The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period.
    As of December 31, 2021, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $640.6 million, compared to $629.1 million as of December 31, 2020. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between January 2024 and March 2038. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2021, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $26.3 million and as a derivative liability of $6.6 million compared to a derivative asset and liability of $49.4 million and $58,000, respectively, as of December 31, 2020. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps also have maturity dates between January 2024 and March 2038. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative liability of $19.7 million as of December 31, 2021, compared to $49.3 million as of December 31, 2020. The gross amount of dealer counterparty swaps as of December 31, 2021, without regard to the enforceable master netting agreement, was a gross derivative liability of $26.3 million and a gross derivative asset of $6.6 million, compared to a gross derivative liability and asset of $49.4 million and

$58,000, respectively, as of December 31, 2020. The decrease in derivative asset and liabilities as of December 31, 2021 compared to December 31, 2020 is due to the fluctuation in interest rates.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of December 31, 2021, the aggregate notional value of interest rate swaps designated as cash flow hedges was $106.0 million. These interest rate swaps mature between December 2022 and December 2027. A pre-tax unrealized loss of $3.6 million was recognized in other comprehensive income for the year ended December 31, 2021 and there was no ineffective portion of these hedges.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $97.6 million, or 4.6%, to $2.215 billion at December 31, 2021 from $2.117 billion at December 31, 2020. Excluding net PPP loans, loans and leases receivable, net of allowance for loan and lease losses, increased by $295.6 million, or 15.63%, to $2.188 billion at December 31, 2021 from $1.892 billion at December 31, 2020. Excluding PPP loans, commercial and industrial (“C&I”) loans, non-owner-occupied commercial real estate (“CRE”), and construction loans were the largest contributors to loan growth as of December 31, 2021, increasing $196.5 million, $96.9 million, and $38.8 million, respectively, from December 31, 2020.
    There continues to be a concentration in CRE loans which represented 65.7% and 70.6% of our total loans, excluding net PPP loans, as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, approximately 16.2% of the CRE loans were owner-occupied CRE, compared to 18.7% as of December 31, 2020. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
    Our C&I portfolio decreased $1.5 million, or 0.2%, to $730.8 million at December 31, 2021 from $732.3 million at December 31, 2020. Excluding net PPP loans, C&I loans increased $196.5 million, or 38.8%, to $703.5 million from $507.0 million at December 31, 2020. Management does not believe this loan growth rate is sustainable and anticipates it will moderate to low double-digits as the Company’s specialized lending products scale over time. The Corporation experienced significant C&I loan growth in 2021, led by conventional commercial lending, as well as specialized commercial lending which represented 20.0% of total loans as of December 31, 2021, up from 17.0% as of December 31, 2020. Management believes the timely prior-period investments in the Corporation’s specialized lending business lines, such as dealer floorplan financing, small-ticket equipment vendor financing, accounts receivable financing, and asset based lending have positioned C&I lending for strong and sustainable growth in 2022 and beyond.
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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2021		2020
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$235,589	10.5%	$253,882	11.8%
Commercial real estate — non-owner occupied	661,423	29.5	564,532	26.3
Land development	42,792	1.9	49,839	2.3
Construction	179,841	8.0	141,043	6.6
Multi-family	320,072	14.3	311,556	14.5
1-4 family	14,911	0.7	38,284	1.8
Total commercial real estate	1,454,628	64.9	1,359,136	63.2
Commercial and industrial	730,819	32.6	732,318	34.0
Direct financing leases, net	15,743	0.7	22,331	1.1
Consumer and other:
Home equity and second mortgage	4,223	0.2	7,833	0.4
Other	35,518	1.6	28,897	1.3
Total consumer and other	39,741	1.8	36,730	1.7
Total gross loans and leases receivable	2,240,931	100.0%	2,150,515	100.0%
Less:
Allowance for loan and lease losses	24,336		28,521
Deferred loan fees	1,523		4,545
Loans and leases receivable, net	$2,215,072		$2,117,449

The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year and have fixed or adjustable interest rates, as of December 31, 2021.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$14,481	$112,813	$108,295	$235,589	$164,074	$57,034
Non-owner occupied	83,881	294,650	282,892	661,423	310,930	266,612
Land development	17,074	23,964	1,754	42,792	8,432	17,286
Construction	34,103	30,941	114,797	179,841	56,351	89,387
Multi-family	23,216	98,516	198,340	320,072	99,619	197,237
1-4 family	3,013	7,587	4,311	14,911	11,755	143
Commercial and industrial	235,189	418,358	77,272	730,819	304,426	191,204
Direct financing leases	1,239	13,992	512	15,743	14,504	—
Consumer and other	4,367	34,418	956	39,741	30,055	5,319
	$416,563	$1,035,239	$789,129	$2,240,931	$1,000,146	$824,222

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
    The repayment of commercial real estate loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability. Of the $1.455 billion of commercial real estate loans outstanding as of December 31, 2021, $25.8 million were originated by our asset-based lending subsidiary, as part of a larger asset-based lending relationship.
    Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $730.8 million of C&I loans outstanding as of December 31, 2021, $354.2 million were conventional C&I loans and $447.1 million were specialized lending C&I loans. Specialized lending consists of asset-based lending, accounts receivable financing, floorplan financing, equipment financing, and SBA lending.
    Direct Financing Leases. Direct financing leases initiated through FBSF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBSF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. As of December 31, 2021, the Bank had $15.7 million in net direct financing receivables outstanding.

    FBSF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in a level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination and was estimated to be $3.6 million as of December 31, 2021. In estimating the equipment’s fair value, FBSF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, when available, valuations by independent appraisers, adjusted for known trends.
    Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, first and second mortgages, and other personal loans for professional and executive clients of the Bank.
Asset Quality
    Non-accrual loans and leases decreased $20.3 million, or 76.1%, to $6.4 million at December 31, 2021 compared to $26.6 million at December 31, 2020.
    Our total impaired assets consisted of the following:

	As of December 31,
	2021	2020
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$348	$5,429
Commercial real estate – non-owner occupied	—	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	339	250
Total non-accrual commercial real estate	687	10,352
Commercial and industrial	5,572	16,155
Direct financing leases, net	99	49
Consumer and other:
Home equity and second mortgage	—	40
Other	—	21
Total non-accrual consumer and other loans	—	61
Total non-accrual loans and leases	6,358	26,617
Foreclosed properties, net	164	34
Total non-performing assets	6,522	26,651
Performing troubled debt restructurings	217	46
Total impaired assets	$6,739	$26,697
Total non-accrual loans and leases to gross loans and leases	0.28%	1.24%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.29%	1.24%
Total non-performing assets to total assets	0.25%	1.04%
Allowance for loan and lease losses to gross loans and leases	1.09%	1.33%
Allowance for loan and lease losses to non-accrual loans and leases	382.76%	107.15%
    As of December 31, 2021 and 2020, $627,000 and $6.5 million of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $6.5 million, or 0.25% of total assets, as of December 31, 2021, a decrease in non-performing assets of $20.1 million, or 75.5%, from December 31, 2020. Impaired loans and leases as of December 31, 2021 and 2020 also included $217,000 and $46,000, respectively, of loans classified as performing troubled debt restructurings, which are considered impaired due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.
The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	As of December 31,
	2021	2020
	(In Thousands)
Total non-accrual loans and leases to gross loans and leases	0.29%	1.38%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.29	1.38
Total non-performing assets to total assets	0.25	1.14
Allowance for loan and lease losses to gross loans and leases	1.10	1.48
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 0.25% at December 31, 2021 from 1.04% at December 31, 2020. As of December 31, 2021, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.8% of the total portfolio was in a current payment status, compared to 99.0% as of December 31, 2020. We also monitor asset quality through our established categories as defined in Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    In 2021, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
    Additional information about impaired loans is as follows:

	As of December 31,
	2021	2020
	(In Thousands)
Impaired loans and leases with no impairment reserves	$4,419	$18,966
Impaired loans and leases with impairment reserves required	2,156	7,697
Total impaired loans and leases	6,575	26,663
Less: Impairment reserve (included in allowance for loan and lease losses)	1,505	3,681
Net impaired loans and leases	$5,070	$22,982
Average impaired loans and leases	$14,260	$27,703

	For the years ended December 31,
	2021	2020
	(In Thousands)
Interest income attributable to impaired loans and leases	$1,104	$2,794
Less: Interest income recognized on impaired loans and leases	454	636
Net foregone interest income on impaired loans and leases	$650	$2,158
    Loans and leases with no impairment reserves represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan.

When analyzing the adequacy of collateral, we obtain external appraisals as appropriate. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals, and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraised values for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2021. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future, which may require additional charge-offs or specific reserves to be recorded.
Allowance for Loan and Lease Losses
     The allowance for loan and lease losses decreased $4.2 million, or 14.7%, to $24.3 million as of December 31, 2021 from $28.5 million as of December 31, 2020. The allowance for loan and lease losses as a percentage of gross loans and leases also decreased to 1.09% as of December 31, 2021 from 1.33% as of December 31, 2020. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.10% as of December 31, 2021 from 1.48% as of December 31, 2020. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by significant commercial real estate loan recoveries, and the related impact it had on our commercial real estate historical loss factors, and the release of specific reserves following loan payoffs and charge-offs. These general and specific reserve releases were partially offset by an increase in general reserve commensurate with loan growth. In addition to the commercial real estate recovery, all other loan segments experienced a reduction in historical loss factors as the look-back period began to roll off the Corporations higher loss rates from the Great Recession. Management believes this will continue in 2022, allowing for additional reserve release throughout the year.
During the year ended December 31, 2021, we recorded net recoveries on impaired loans and leases of approximately $1.6 million, which included $3.5 million of charge-offs and $5.1 million of recoveries. During the year ended December 31, 2020, we recorded net charge-offs on impaired loans and leases of approximately $7.8 million, which included $8.1 million of charge-offs and $332,000 of recoveries. The 2020 charge-off activity was principally driven by a $3.3 million charge-off for a previously reserved legacy SBA loan in the restaurant industry and a $2.8 million charge-off for a previously reserved conventional loan in the hospitality industry.
As of December 31, 2021 and 2020, our allowance for loan and lease losses to total non-accrual loans and leases was 382.76% and 107.15%, respectively. This ratio increased primarily due to the substantial decrease in non-accrual loans and leases discussed above, in comparison to the decrease in the allowance for loan and leases losses. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2021.
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
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of December 31, 2021 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $24.3 million, or 1.09% of gross loans and leases, at December 31, 2021. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Allowance at beginning of period	$28,521	$19,520
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(11)	(3,339)
Commercial real estate — non-owner occupied	—	(2,780)
Construction and land development	—	—
Multi-family	—	—
1-4 family	(245)	—
Commercial and industrial	(3,227)	(1,951)
Direct financing leases	—	(56)
Consumer and other
Home equity and second mortgage	—	—
Other	(25)	(13)
Total charge-offs	(3,508)	(8,139)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	435	1
Commercial real estate — non-owner occupied	1,422	3
Construction and land development	2,078	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	1,168	325
Direct financing leases	—	—
Consumer and other
Home equity and second mortgage	2	1
Other	21	2
Total recoveries	5,126	332
Net charge-offs	1,618	(7,807)
Provision for loan and lease losses	(5,803)	16,808
Allowance at end of period	$24,336	$28,521
Net charge-offs as a percent of average gross loans and leases	(0.07)%	0.39%
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

	As of December 31,
	2021		2020
	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease segments:
Commercial real estate	$15,110	1.04%	$17,157	1.26%
Commercial and industrial	8,413	1.13	10,593	1.40
Consumer and other	813	2.05	771	2.10
Total allowance for loan and lease losses	$24,336	1.09%	$28,521	1.33%
(a)Allowance for loan losses category as a percentage of total loans by category.
    Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions, and other factors as of December 31, 2021, there can be no assurance that future adjustments to the allowance will not be necessary.

Deposits
    As of December 31, 2021, deposits increased by $102.4 million to $1.958 billion from $1.856 billion at December 31, 2020. The increase in deposits was primarily due to a $143.0 million and $112.9 million increase in transaction accounts and money market accounts, respectively partially offset by a decrease in wholesale deposits and certificates of deposit of $142.9 million and $10.6 million, respectively. The large increase in in-markets deposits was primarily due to successful business development efforts and PPP loan proceeds.
    The following table presents the composition of the Bank’s consolidated deposits.

	As of December 31,
	2021		2020
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$589,559	30.1%	$472,818	25.4%
Interest-bearing transaction accounts	530,225	27.1	503,992	27.2
Money market accounts	754,410	38.5	641,504	34.6
Certificates of deposit	54,091	2.8	64,694	3.5
Wholesale deposits	29,638	1.5	172,508	9.3
Total deposits	$1,957,923	100.0%	$1,855,516	100.0%
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
    We measure the success of in-market deposit gathering efforts based on the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Average in-market deposits for the year ended December 31, 2021 were approximately $1.784 billion, or 78.23% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances. This compares to average in-market deposits of

$1.569 billion, or 75.01% of total bank funding, for 2020. Refer to Note 9 - Deposits in the Consolidated Financial Statements for additional information regarding our deposit composition.
    The following table sets forth the amount and maturities of the Bank’s certificates of deposit and term wholesale deposits at December 31, 2021.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$36,821	$6,797	$4,343	$4,897	$52,858
1.00% to 1.99%	370	—	300	403	1,073
2.00% to 2.99%	—	—	—	112	112
3.00% to 3.99%	9,389	—	10,000	297	19,686
	$46,580	$6,797	$14,643	$5,709	$73,729
    At December 31, 2021, time deposits included $7.9 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $3.0 million are scheduled to mature in three months or less, $2.1 million in greater than three through six months, $251,000 in greater than six through twelve months and $2.6 million in greater than twelve months.
    Of the total time deposits outstanding as of December 31, 2021, $68.0 million are scheduled to mature in 2022, $4.5 million in 2023, $349,000 in 2024, $324,000 in 2025, and $488,000 in 2026. As of December 31, 2021, we have no wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity.

Borrowings
    We had total borrowings of $413.5 million as of December 31, 2021, a decrease of $15.7 million, or 3.7%, from $429.2 million at December 31, 2020. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace our maturing brokered certificates of deposit with FHLB advances at lower rates, if needed, to match-fund fixed rate loans and mitigate interest rate risk. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances.
As of December 31, 2021 and December 31, 2020, the Corporation had other borrowings of $10.4 million and $920,000, respectively, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting, as well as borrowings associated with our investment in a community development entity.
During the second quarter of 2020, management tested the availability of the Federal Reserve PPPLF due to the uncertainty of when PPP loans would be required to close and fund and obtained a $29.6 million PPPLF advance. As of December 31, 2021, the Corporation had no PPPLF advances outstanding.
The Corporation incurred a $744,000 loss, recognized through non-interest expense, on the early extinguishment of $59.5 million in FHLB term advances late in the second quarter of 2020, as the Corporation lowered wholesale funding costs and improved the Corporation’s funding position. Management believes this strategy helped stabilize net interest margin during the extended low interest rate environment.
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

	December 31, 2021			December 31, 2020
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$71	0.69%
Federal Reserve PPPLF	—	—	—	—	15,207	0.35
FHLB advances	368,800	376,781	1.30	394,500	379,891	1.45
Line of credit	500	78	2.90	—	—	—
Other borrowings	10,363	8,090	4.11	920	676	12.60
Subordinated notes payable	23,788	23,766	5.94	23,747	23,725	5.95
Junior subordinated notes	10,076	10,068	11.05	10,062	10,054	11.09
	$413,527	$418,783	1.86	$429,229	$429,624	1.91

A summary of annual maturities of borrowings at December 31, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2022	$173,500
2023	37,300
2024	35,500
2025	23,363
2026	—
Thereafter	143,864
$413,527
The subordinated notes payable consist of two series of notes, each of which qualifies as Tier II capital. At December 31, 2021, $15.0 million bore a fixed interest rate of 5.50% with a maturity date of August 15, 2029 and $9.1 million bore a fixed interest rate of 6.00% with a maturity date of April 15, 2027. The Corporation may, at its option, redeem the 5.50% notes, in whole or part, at any time after August 15, 2024, and may redeem the 6.00% notes any time after June 15, 2022. The 5.50% notes will begin to lose Tier II capital treatment at a rate of 20% per year effective August 15, 2024, while the 6.00% note will begin to lose Tier II capital treatment at a rate of 20% per year effective June 15, 2022.
Given the historically low interest rate environment, management continues to evaluate options to optimize the Corporation’s capital structure and reduce borrowing costs, wherein we may redeem and replace various notes at the next earliest redemption periods. Refer to Note 10 – FHLB Advances, Other Borrowings and Junior Subordinated Notes in the Consolidated Financial Statements for additional information on the terms of Corporation’s current debt instruments.

Stockholders’ Equity
    As of December 31, 2021, stockholders’ equity was $232.4 million, or 8.76% of total assets, compared to stockholders’ equity of $206.2 million, or 8.03% of total assets, as of December 31, 2020. Excluding PPP loans, stockholders’ equity was 8.85% of total assets as of December 31, 2021, compared to 8.80%. Stockholders’ equity increased by $26.3 million during the year ended December 31, 2021 attributable to net income of $35.8 million for the year ended December 31, 2021, partially offset by dividend declarations of $6.2 million and stock repurchases of $5.0 million authorized under the repurchase program discussed below.
    On January 28, 2021, the Board of Directors of the Corporation approved a new share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending January 31, 2022. The Corporation completed the $5 million repurchase program in October 2021, repurchasing a total of 182,151 shares during the year at a weighted average price of $27.40 per share. The Corporation did not have an active share repurchase plan as of December 31, 2021.
    Under the share repurchase program, shares were repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Corporation implemented a 10b5-1 trading plan. The trading plan allowed the Corporation to repurchase shares of its common stock at times when it otherwise might have been prevented from doing so under insider trading laws by requiring that an agent selected by the Corporation repurchase shares of common stock on the Corporation’s behalf on pre-determined terms.

LIQUIDITY AND CAPITAL RESOURCES
     The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2021 were the interest payments due on subordinated and junior subordinated notes. During 2021 and 2020, FBB declared and paid dividends totaling $8.5 million and $12.0 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2021, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer that was fully phased-in as of January 1, 2019. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
    We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of December 31, 2021 and 2020, our immediate on-balance sheet liquidity was $529.5 million and $640.2 million, respectively. At December 31, 2021 and 2020, the Bank had $47.0 million and $26.7 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or to invest in securities to maintain adequate liquidity at an improved margin.
    We had $398.4 million of outstanding wholesale funds at December 31, 2021, compared to $567.0 million of wholesale funds as of December 31, 2020, which represented 17.1% and 25.2%, respectively, of period end total bank funding. Wholesale funds include FHLB advances, Federal Reserve PPPLF advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances and Federal Reserve PPPLF advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits increased $245.3 million, or 14.6%, to $1.928 billion at December 31, 2021 from $1.683 billion at December 31, 2020 as in-market deposit balances increased due to successful business development efforts and PPP loan proceeds. Our in-market relationships continue to grow; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2021.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2021. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2021, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
    During the year ended December 31, 2021, operating activities resulted in a net cash inflow of $36.0 million driven by net income of $35.8 million. Net cash used in investing activities for the year ended December 31, 2021 was $111.0 million which consisted of $86.7 million in cash outflows to fund net loan growth and $20.3 million in net cash outflows to purchase available-for-sale securities. Net cash provided by financing activities for the year ended December 31, 2021 was $75.2 million. Financing cash flows included a $102.4 million net increase in deposits, partially offset by a $25.7 million net decrease in FHLB advances, cash dividends paid of $6.2 million, and authorized share repurchases of $5.0 million, respectively.
    Refer to Note 11 - Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2021 and 2020.

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
    We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2021 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
    Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test as of August 1, 2021, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
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
    We have made our best estimate of valuation allowances utilizing available evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine if valuation allowances were needed for deferred tax assets. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations. The Corporation believes the tax assets and liabilities are properly recorded in the Consolidated Financial Statements. See also Note 15 – Income Taxes in the Consolidated Financial Statements.
    The Corporation also invests in certain development entities that generate federal and state historic and low income housing tax credits. The tax benefits associated with these investments are accounted for either under the flow-through method, equity method, or proportional amortization method and are recognized when the respective project is placed in service or over the investment term.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    Our primary market risk is interest rate risk, which arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a match-funded position between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Bank’s Asset/Liability Management Committee, in accordance with policies approved by the Bank’s Board. The committee meets regularly to review the sensitivity of the Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates.

The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2021.

Change in interest rate in basis points	Down 50	No Change	Up 100	Up 200	Up 300
Impact on net interest income	(2.48)%	—%	0.77%	5.64%	10.67%
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. FHLB advances and, to a lesser extent, wholesale certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and ability to utilize such instruments should they be appropriate to manage interest rate exposure. We maintained our historically neutral-to-asset-sensitive balance sheet throughout 2021 and ended the year appropriately positioned for net interest income to benefit from rising short-term interest rates in 2022.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$9,697	$29,538
Short-term investments	47,413	27,371
Cash and cash equivalents	57,110	56,909
Securities available-for-sale, at fair value	205,702	183,925
Securities held-to-maturity, at amortized cost	19,746	26,374
Loans held for sale	3,570	8,695
Loans and leases receivable, net of allowance for loan and lease losses of $24,336 and $28,521, respectively	2,215,072	2,117,449
Premises and equipment, net	1,694	1,998
Foreclosed properties	164	34
Right-of-use assets, net	4,910	5,814
Bank-owned life insurance	53,600	52,188
Federal Home Loan Bank stock, at cost	13,336	13,578
Goodwill and other intangible assets	12,268	12,018
Derivatives	26,343	49,377
Accrued interest receivable and other assets	39,390	39,478
Total assets	$2,652,905	$2,567,837
Liabilities and Stockholders’ Equity
Deposits	$1,957,923	$1,855,516
Federal Home Loan Bank advances and other borrowings	403,451	419,167
Junior subordinated notes	10,076	10,062
Lease liabilities	5,406	6,386
Derivatives	28,283	54,927
Accrued interest payable and other liabilities	15,344	15,617
Total liabilities	2,420,483	2,361,675
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,326,361 and 9,234,460 shares issued, 8,457,564 and 8,566,960 shares outstanding at December 31, 2021 and 2020, respectively	93	92
Additional paid-in capital	85,797	83,125
Retained earnings	170,020	140,431
Accumulated other comprehensive loss	(1,457)	(933)
Treasury stock, 868,797 and 667,500 shares at December 31, 2021 and 2020, respectively, at cost	(22,031)	(16,553)
Total stockholders’ equity	232,422	206,162
Total liabilities and stockholders’ equity	$2,652,905	$2,567,837
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2021	2020
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$91,844	$89,160
Securities	3,410	4,187
Short-term investments	741	832
Total interest income	95,995	94,179
Interest expense
Deposits	3,553	8,922
Federal Home Loan Bank advances and other borrowings	6,667	7,070
Junior subordinated notes	1,113	1,116
Total interest expense	11,333	17,108
Net interest income	84,662	77,071
Provision for loan and lease losses	(5,803)	16,808
Net interest income after provision for loan and lease losses	90,465	60,263
Non-interest income
Private wealth management service fees	10,784	8,611
Gain on sale of Small Business Administration loans	4,044	2,899
Service charges on deposits	3,837	3,415
Loan fees	2,506	1,826
Increase in cash surrender value of bank-owned life insurance	1,413	1,402
Net gain (loss) on sale of securities	29	(4)
Swap fees	1,368	6,860
Other non-interest income	4,119	1,931
Total non-interest income	28,100	26,940
Non-interest expense
Compensation	51,710	45,850
Occupancy	2,180	2,252
Professional fees	3,736	3,530
Data processing	3,087	2,734
Marketing	2,022	1,580
Equipment	990	1,199
Computer software	4,260	3,900
FDIC insurance	1,143	1,238
Collateral liquidation costs	265	328
Net loss on foreclosed properties	15	383
Impairment of tax credit investments	—	2,395
SBA recourse benefit	(76)	(278)
Loss on early extinguishment of debt	—	744
Other non-interest expense	2,203	3,043
Total non-interest expense	71,535	68,898
Income before income tax expense	47,030	18,305
Income tax expense	11,275	1,327
Net income	$35,755	$16,978
Earnings per common share:
Basic	$4.17	$1.97
Diluted	4.17	1.97
Dividends declared per share	0.72	0.66
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Net income	$35,755	$16,978
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(4,312)	3,526
Reclassification adjustment for net (gain) loss realized in net income	(29)	4
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	26	39
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	3,610	(3,011)
Income tax benefit (expense)	181	(143)
Total other comprehensive (loss) income	(524)	415
Comprehensive income	$35,231	$17,393
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	16,978	—	—	16,978
Other comprehensive income	—	—	—	—	415	—	415
Share-based compensation - restricted shares and employee stock purchase plan	67,773	—	1,871	—	—	—	1,871
Issuance of common stock under the employee stock purchase plan	3,967	—	66	—	—	—	66
Cash dividends ($0.66 per share)	—	—	—	(5,652)	—	—	(5,652)
Treasury stock purchased	(70,824)	—	—	—	—	(1,672)	(1,672)
Balance at December 31, 2020	8,566,960	92	83,125	140,431	(933)	(16,553)	206,162
Net income	—	—	—	35,755	—	—	35,755
Other comprehensive loss	—	—	—	—	(524)	—	(524)
Share-based compensation - restricted shares and employee stock purchase plan	85,370	1	2,512	—	—	—	2,513
Issuance of common stock under the employee stock purchase plan	6,531	—	160	—	—	—	160
Cash dividends ($0.72 per share)	—	—	—	(6,166)	—	—	(6,166)
Treasury stock purchased	(201,297)	—	—	—	—	(5,478)	(5,478)
Balance at December 31, 2021	8,457,564	$93	$85,797	$170,020	$(1,457)	$(22,031)	$232,422

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Operating activities
Net income	$35,755	$16,978
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	1,223	(2,007)
Impairment of tax credit investments	—	2,395
Provision for loan and lease losses	(5,803)	16,808
SBA recourse benefit	(76)	(278)
Derivative credit valuation adjustment	(270)	461
Depreciation, amortization and accretion, net	3,554	3,465
Share-based compensation	2,513	1,871
Net loss on disposal of fixed assets	78	—
Net (gain) loss on sale of securities	(29)	4
Gain on sale of historic development entity state tax credit	—	(275)
Increase in value of bank-owned life insurance policies	(1,413)	(1,402)
Origination of loans for sale	(99,266)	(81,609)
Sale of SBA loans originated for sale	108,435	81,018
Gain on sale of loans originated for sale	(4,044)	(2,899)
Net loss on foreclosed properties, including impairment valuation	15	383
Gain on sale of community development entity	1	—
Loan servicing asset impairment valuation recovery	(63)	(16)
Return on investment in limited partnerships	371	—
Excess tax benefit (expense) from share-based compensation	48	(32)
Payments on operating lease liabilities	(1,601)	(1,557)
Payments received on operating leases	170	113
Net increase in accrued interest receivable and other assets	(6,607)	(10,837)
Net increase in accrued interest payable and other liabilities	3,001	4,051
Net cash provided by operating activities	35,992	26,635
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	51,166	58,290
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	6,586	6,268
Proceeds from sale of available-for-sale securities	14,955	839
Purchases of available-for-sale securities	(93,019)	(66,879)
Proceeds from sale of foreclosed properties	—	2,582
Net increase in loans and leases	(86,660)	(439,223)
Investments in limited partnerships	(1,059)	(1,986)
Returns of investments in limited partnerships	32	211
Investment in low-income housing	(2,964)	—
Investment in historic development entities	—	(3,254)
Distribution from historic development entities	57	30
Proceeds from sale of historic development entity state tax credit	—	2,529
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(7,439)	(20,509)
Proceeds from the sale of Federal Home Loan Bank Stock	7,680	14,884
Purchases of leasehold improvements and equipment, net	(391)	(264)
Proceeds from sale of leasehold improvements and equipment, net	44	—
Purchases of bank owned life insurance policies	—	(8,000)
Premium payment on bank owned life insurance policies	—	(25)
Net cash used in investing activities	(111,012)	(454,507)
Financing activities
Net increase in deposits	102,407	325,137

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Repayment of Federal Home Loan Bank advances	(814,000)	(1,219,944)
Proceeds from Federal Home Loan Bank advances	788,300	1,318,700
Loss on early extinguishment of debt	—	744
Repayment of the Federal Reserve Paycheck Protection Program Lending Facility	—	(29,605)
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	—	29,605
Net increase in long-term borrowed funds	9,998	300
Cash dividends paid	(6,166)	(5,652)
Proceeds from issuance of common stock under ESPP	160	66
Purchase of treasury stock	(5,478)	(1,672)
Net cash provided by financing activities	75,221	417,679
Net decrease in cash and cash equivalents	201	(10,193)
Cash and cash equivalents at the beginning of the period	56,909	67,102
Cash and cash equivalents at the end of the period	$57,110	$56,909
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$13,206	$18,412
Income taxes paid	14,519	3,451
Non-cash investing and financing activities:
Transfer of loans to foreclosed properties	146	80
Remeasurement of lease liability	316	190
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services and bank consulting services. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. As of December 31 2021, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”).
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
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value deemed to be other than temporary, are included in the Consolidated Statements of Income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2021 or 2020.
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

Loans Held for Sale. The guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statement of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There was $3.6 million and $8.7 million in loans held for sale outstanding at December 31, 2021 and 2020, respectively.
Loans and Leases. Loans and leases which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans.
A loan or a lease is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease or a modification of terms, such as a reduction of the stated interest rate or face amount of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan or lease with similar risk, or some combination of these concessions. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on individual facts and circumstances. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on non-accrual until the borrower has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. The CARES Act (as modified by the Consolidated Appropriations Act, 2021) permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs if the loan was not more than 30 days delinquent as of December 31, 2019 and the modification was made before January 1, 2022. Interagency guidance from the federal bank regulatory agencies regarding TDRs has also been issued in response to COVID-19 and is generally consistent with the relief granted under the CARES Act. The Corporation is applying this statutory and regulatory guidance to qualifying loan modifications.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $135.9 million and $136.1 million as of December 31, 2021 and 2020, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2021 and 2020, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. At December 31, 2021 and 2020, the Bank had FHLB stock of $13.3 million and $13.6 million, respectively. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2021 or 2020.
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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2021, realized securities gains of $29,000 and for the year ended December 31, 2020, realized securities losses of $4,000, each were reclassified out of accumulated other comprehensive loss, respectively.
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
The Corporation issues a combination of performance based restricted stock units and restricted stock awards to plan participants. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROAE metric will be adjusted if there is a change in the expectation of ROAE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
The Corporation offers an Employee Stock Purchase Plan (“ESPP”) to all qualifying employees. The plan qualifies as an ESPP under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may purchase a limited number of shares on the Corporation’s common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory plan for purposes of share-based compensation expense.

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as CECL. The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope under which the Corporation has the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 1, 2020 to January 1, 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and will be deferring adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Corporation’s approach throughout the deferral period.

In March 2020, the FASB issued ASU No. 2020-04 "“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Corporation expects to utilize the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-01, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Corporation will continue to assess the impact as the reference rate transition occurs over the next two years.

Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $9.7 million and $29.5 million at December 31, 2021 and 2020, respectively. As of March 26, 2020, the Federal Reserve Bank (“FRB”) reduced reserve requirement ratios to zero percent for all depository institutions. FRB balances were $47.0 million and $26.7 million at December 31, 2021 and 2020, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $47.4 million and $27.4 million at December 31, 2021 and 2020, respectively.

Note 3 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,971	$—	$(57)	$4,914
U.S. government agency securities - government-sponsored enterprises	19,797	248	(110)	19,935
Municipal securities	30,828	473	(344)	30,957
Residential mortgage-backed securities - government issued	19,563	238	(140)	19,661
Residential mortgage-backed securities - government-sponsored enterprises	85,748	741	(784)	85,705
Commercial mortgage-backed securities - government issued	5,801	36	(66)	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	36,786	313	(568)	36,531
Other securities	2,205	23	—	2,228
	$205,699	$2,072	$(2,069)	$205,702

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$22,699	$9	$(79)	$22,629
Municipal securities	24,067	716	(4)	24,779
Residential mortgage-backed securities - government issued	9,894	509	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	102,843	2,212	(49)	105,006
Commercial mortgage-backed securities - government issued	5,289	175	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	12,584	781	—	13,365
Other securities	2,205	74	—	2,279
	$179,581	$4,476	$(132)	$183,925

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$13,009	$222	$(3)	$13,228
Residential mortgage-backed securities - government issued	2,226	40	—	2,266
Residential mortgage-backed securities - government-sponsored enterprises	2,502	76	—	2,578
Commercial mortgage-backed securities - government-sponsored enterprises	2,009	195	—	2,204
	$19,746	$533	$(3)	$20,276

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$17,106	$417	$(15)	$17,508
Residential mortgage-backed securities - government issued	3,564	112	—	3,676
Residential mortgage-backed securities - government-sponsored enterprises	3,693	163	—	3,856
Commercial mortgage-backed securities - government-sponsored enterprises	2,011	282	—	2,293
	$26,374	$974	$(15)	$27,333

U.S. Treasuries contains treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were seven and one sales of available-for-sale securities that occurred during the year ended December 31, 2021 and 2020, respectively.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Gross gains	$92	$—
Gross losses	(63)	(4)
Net gains (losses) on sale of available-for-sale securities	$29	$(4)
Proceeds from sale of available-for-sale securities	$14,955	$839
At December 31, 2021 and 2020, securities with a fair value of $70.3 million and $73.7 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,701	$2,724	$3,793	$3,808
Due in one year through five years	11,887	11,937	7,289	7,391
Due in five through ten years	58,270	58,470	7,223	7,576
Due in over ten years	132,841	132,571	1,441	1,501
	$205,699	$205,702	$19,746	$20,276
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2021 and 2020. At December 31, 2021, the Corporation held 46 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2021, the Corporation held three available-for-sale securities that have been in a continuous unrealized loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020.
A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,914	$57	$—	$—	$4,914	$57
U.S. government agency securities - government-sponsored enterprises	978	22	2,412	88	3,390	110
Municipal securities	12,568	344	—	—	12,568	344
Residential mortgage-backed securities - government issued	12,745	140	—	—	12,745	140
Residential mortgage-backed securities - government-sponsored enterprises	41,276	629	4,250	155	45,526	784
Commercial mortgage-backed securities - government issued	2,193	66	—	—	2,193	66
Commercial mortgage-backed securities - government-sponsored enterprises	25,906	568	—	—	25,906	568
	$100,580	$1,826	$6,662	$243	$107,242	$2,069

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. government agency obligations - government-sponsored enterprises	$11,602	$45	$4,031	$34	$15,633	$79
Municipal securities	2,863	4	—	—	2,863	4
Residential mortgage-backed securities - government-sponsored enterprises	19,078	49	—	—	19,078	49
	$33,543	$98	$4,031	$34	$37,574	$132

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2021 and 2020. At December 31, 2021, the Corporation held one held-to-maturity security that was in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At December 31, 2021, the Corporation held one held-to-maturity security that had been in a continuous loss position for twelve months or greater. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020.
A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$—	$—	$284	$3	$284	$3

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$276	$13	$213	$2	$489	$15

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2021	December 31, 2020
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$235,589	$253,882
Commercial real estate — non-owner occupied	661,423	564,532
Land development	42,792	49,839
Construction	179,841	141,043
Multi-family	320,072	311,556
1-4 family	14,911	38,284
Total commercial real estate	1,454,628	1,359,136
Commercial and industrial	730,819	732,318
Direct financing leases, net	15,743	22,331
Consumer and other:
Home equity and second mortgages	4,223	7,833
Other	35,518	28,897
Total consumer and other	39,741	36,730
Total gross loans and leases receivable	2,240,931	2,150,515
Less:
Allowance for loan and lease losses	24,336	28,521
Deferred loan fees	1,523	4,545
Loans and leases receivable, net	$2,215,072	$2,117,449
As of December 31, 2021 and 2020, the Corporation had $27.9 million and $228.9 million, respectively, in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $557,000 and $3.5 million, respectively, included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans on-balance sheet is comprised of the following:

	December 31, 2021	December 31, 2020
	(In Thousands)
SBA 7(a) loans	$33,223	$36,266
SBA 504 loans	41,394	26,327
SBA Express loans and lines of credit	387	1,251
SBA PPP loans	27,854	228,870
Total SBA loans	$102,858	$292,714
As of December 31, 2021 and 2020, $1.7 million and $9.3 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the year ended December 31, 2021 and 2020 was $33.5 million and $29.2 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2021 and 2020 have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2021 and 2020 was $93.0 million and $79.5 million, respectively.
The total principal amount of transferred participation interests in other, non-SBA originated loans during the year ended December 31, 2021 and 2020 was $70.9 million and $48.9 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2021 and 2020 was $195.2 million and $153.6 million, respectively. As of December 31, 2021 and 2020, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $314.5 million and $276.5 million, respectively. As of December 31, 2021, the non-SBA originated participation portfolio contained no impaired loans. As of December 31, 2020, the non-SBA originated participation portfolio contained an impaired loan totaling $3.0 million with a sold portion of $4.2 million. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the Consolidated Balance Sheets as of December 31, 2021 and $410,000 as of December 31, 2020.
Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2021	December 31, 2020
	(In Thousands)
Balance at beginning of year	$1,632	$1,683
New loans	570	325
Repayments	(914)	(376)
Balance at end of year	$1,288	$1,632
The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	December 31, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$192,849	$31,611	$10,781	$348	$235,589
Commercial real estate — non-owner occupied	540,572	88,880	31,971	—	661,423
Land development	41,745	1,047	—	—	42,792
Construction	130,285	18,973	30,583	—	179,841
Multi-family	280,183	28,623	11,266	—	320,072
1-4 family	12,057	2,113	402	339	14,911
Total commercial real estate	1,197,691	171,247	85,003	687	1,454,628
Commercial and industrial	594,388	97,678	32,964	5,789	730,819
Direct financing leases, net	10,829	168	4,647	99	15,743
Consumer and other:
Home equity and second mortgages	2,473	1,683	67	—	4,223
Other	35,249	269	—	—	35,518
Total consumer and other	37,722	1,952	67	—	39,741
Total gross loans and leases receivable	$1,840,630	$271,045	$122,681	$6,575	$2,240,931
Category as a % of total portfolio	82.14%	12.10%	5.47%	0.29%	100.00%

	December 31, 2020
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$185,943	$34,917	$27,593	$5,429	$253,882
Commercial real estate — non-owner occupied	432,053	90,942	37,754	3,783	564,532
Land development	47,777	987	185	890	49,839
Construction	104,083	26,444	10,516	—	141,043
Multi-family	278,145	23,386	10,025	—	311,556
1-4 family	35,053	620	2,315	296	38,284
Total commercial real estate	1,083,054	177,296	88,388	10,398	1,359,136
Commercial and industrial	623,346	27,201	65,616	16,155	732,318
Direct financing leases, net	15,597	730	5,955	49	22,331
Consumer and other:
Home equity and second mortgages	7,206	496	91	40	7,833
Other	28,701	175	—	21	28,897
Total consumer and other	35,907	671	91	61	36,730
Total gross loans and leases receivable	$1,757,904	$205,898	$160,050	$26,663	$2,150,515
Category as a % of total portfolio	81.75%	9.57%	7.44%	1.24%	100.00%
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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$420	$—	$—	$420	$234,821	$235,241
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,472	14,572
Commercial and industrial	907	536	—	1,443	723,804	725,247
Direct financing leases, net	281	14	—	295	15,349	15,644
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	2,102	550	—	2,652	2,231,921	2,234,573
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	235	348
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	339	339
Commercial and industrial	23	36	1,445	1,504	4,068	5,572
Direct financing leases, net	—	—	84	84	15	99
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	23	36	1,642	1,701	4,657	6,358
Total loans and leases
Commercial real estate:
Owner occupied	420	—	113	533	235,056	235,589
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,811	14,911
Commercial and industrial	930	572	1,445	2,947	727,872	730,819
Direct financing leases, net	281	14	84	379	15,364	15,743
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	$2,125	$586	$1,642	$4,353	$2,236,578	$2,240,931
Percent of portfolio	0.09%	0.03%	0.07%	0.19%	99.81%	100.00%

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$248,453	$248,453
Non-owner occupied	—	—	—	—	560,749	560,749
Land development	7,784	—	—	7,784	41,165	48,949
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	37,988	38,034
Commercial and industrial	663	111	—	774	715,389	716,163
Direct financing leases, net	—	—	—	—	22,282	22,282
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,793	7,793
Other	—	—	—	—	28,876	28,876
Total	8,447	157	—	8,604	2,115,294	2,123,898
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	5,157	5,429
Non-owner occupied	—	—	3,783	3,783	—	3,783
Land development	890	—	—	890	—	890
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	250	250
Commercial and industrial	103	342	7,557	8,002	8,153	16,155
Direct financing leases, net	—	—	—	—	49	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	40	40
Other	—	—	21	21	—	21
Total	993	342	11,633	12,968	13,649	26,617
Total loans and leases
Commercial real estate:
Owner occupied	—	—	272	272	253,610	253,882
Non-owner occupied	—	—	3,783	3,783	560,749	564,532
Land development	8,674	—	—	8,674	41,165	49,839
Construction	—	—	—	—	141,043	141,043
Multi-family	—	—	—	—	311,556	311,556
1-4 family	—	46	—	46	38,238	38,284
Commercial and industrial	766	453	7,557	8,776	723,542	732,318
Direct financing leases, net	—	—	—	—	22,331	22,331
Consumer and other:
Home equity and second mortgages	—	—	—	—	7,833	7,833
Other	—	—	21	21	28,876	28,897
Total	$9,440	$499	$11,633	$21,572	$2,128,943	$2,150,515
Percent of portfolio	0.44%	0.02%	0.54%	1.00%	99.00%	100.00%

The Corporation’s total impaired assets consisted of the following:

	December 31, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$348	$5,429
Commercial real estate — non-owner occupied	—	3,783
Land development	—	890
Construction	—	—
Multi-family	—	—
1-4 family	339	250
Total non-accrual commercial real estate	687	10,352
Commercial and industrial	5,572	16,155
Direct financing leases, net	99	49
Consumer and other:
Home equity and second mortgages	—	40
Other	—	21
Total non-accrual consumer and other loans	—	61
Total non-accrual loans and leases	6,358	26,617
Foreclosed properties, net	164	34
Total non-performing assets	6,522	26,651
Performing troubled debt restructurings	217	46
Total impaired assets	$6,739	$26,697

	December 31, 2021	December 31, 2020
Total non-accrual loans and leases to gross loans and leases	0.28%	1.24%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.29	1.24
Total non-performing assets to total assets	0.25	1.04
Allowance for loan and lease losses to gross loans and leases	1.09	1.33
Allowance for loan and lease losses to non-accrual loans and leases	382.76	107.15

As of December 31, 2021 and 2020, $627,000 and $6.5 million of the non-accrual loans and leases were considered troubled debt restructurings, respectively. The Corporation has allocated $134,000 and $760,000 of specific reserves to troubled debt restructurings as of December 31, 2021 and 2020, respectively. There were no unfunded commitments associated with troubled debt restructured loans and leases as of December 31, 2021.

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

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

	For the Year Ended December 31,
	2021			2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	—	$—	$—	2	$299	$272
Commercial and industrial	3	239	217	4	6,286	895
Total	3	$239	$217	6	$6,585	$1,167

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. For the year ended December 31, 2021, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were no loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2021. There were two commercial and industrial loans for $617,000 and two owner-occupied commercial real estate loans for a total of $272,000 modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2020.

Additionally, the Corporation continues to work with borrowers impacted by COVID-19 and has provided modifications to include interest only deferrals and principal and interest deferrals. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of December 31, 2021 and 2020, the Corporation had three and 38 deferral requests outstanding, representing $293,000 and $27.0 million in total loans, respectively.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing troubled debt restructurings, by class:

	As of and for the Year Ended December 31, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$348	$386	$—	$2,217	$145	$218	$(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	3,717	3,819	—	7,914	522	179	343
Direct financing leases, net	15	15	—	2	1	—	1
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Total	4,419	4,564	—	12,754	991	446	545
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,072	2,072	1,439	1,456	109	8	101
Direct financing leases, net	84	84	66	50	4	—	4
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	2,156	2,156	1,505	1,506	113	8	105
Total:
Commercial real estate:
Owner occupied	348	386	—	2,217	145	218	(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	5,789	5,891	1,439	9,370	631	187	444
Direct financing leases, net	99	99	66	52	5	—	5
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Grand total	$6,575	$6,720	$1,505	$14,260	$1,104	$454	$650
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,338	$4,365	$—	$4,565	$291	$72	$219
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	46	51	—	307	31	141	(110)
Commercial and industrial	9,888	12,337	—	13,951	1,219	423	796
Direct financing leases, net	—	—	—	89	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	—	—
Other	21	688	—	85	41	—	41
Total	18,966	29,191	—	21,709	2,082	636	1,446
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,091	4,792	471	2,349	384	—	384
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	250	250	29	21	—	—	—
Commercial and industrial	6,267	6,972	3,125	3,585	324	—	324
Direct financing leases, net	49	49	49	39	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	—	1	—	1
Other	—	—	—	—	—	—	—
Total	7,697	12,103	3,681	5,994	712	—	712
Total:
Commercial real estate:
Owner occupied	5,429	9,157	471	6,914	675	72	603
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	296	301	29	328	31	141	(110)
Commercial and industrial	16,155	19,309	3,125	17,536	1,543	423	1,120
Direct financing leases, net	49	49	49	128	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	1	1	—	1
Other	21	688	—	85	41	—	41
Grand total	$26,663	$41,294	$3,681	$27,703	$2,794	$636	$2,158
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.
The difference between the recorded investment of loans and leases and the unpaid principal balance of $145,000 and $14.6 million as of December 31, 2021 and 2020, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $217,000 and $46,000 of loans as of December 31, 2021 and 2020, respectively, that were performing troubled debt restructurings, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	(256)	(3,227)	(25)	(3,508)
Recoveries	3,935	1,168	23	5,126
Net recoveries (charge-offs)	3,679	(2,059)	(2)	1,618
Provision for loan and lease losses	(5,726)	(121)	44	(5,803)
Ending balance	$15,110	$8,413	$813	$24,336

	As of and for the Year Ended December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	(6,119)	(2,007)	(13)	(8,139)
Recoveries	4	325	3	332
Net charge-offs	(6,115)	(1,682)	(10)	(7,807)
Provision for loan and lease losses	12,420	4,197	191	16,808
Ending balance	$17,157	$10,593	$771	$28,521

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology:

	December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$15,110	$6,908	$813	$22,831
Individually evaluated for impairment	—	1,505	—	1,505
Total	$15,110	$8,413	$813	$24,336
Loans and lease receivables:
Collectively evaluated for impairment	$1,453,941	$740,674	$39,741	2,234,356
Individually evaluated for impairment	687	5,888	—	6,575
Total	$1,454,628	$746,562	$39,741	$2,240,931

	December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$16,657	$7,419	$764	$24,840
Individually evaluated for impairment	500	3,174	7	3,681
Total	$17,157	$10,593	$771	$28,521
Loans and lease receivables:
Collectively evaluated for impairment	$1,348,738	$738,445	$36,669	$2,123,852
Individually evaluated for impairment	10,398	16,204	61	26,663
Total	$1,359,136	$754,649	$36,730	$2,150,515

The Corporation’s net investment in direct financing leases consists of the following:

	December 31, 2021	December 31, 2020
	(In Thousands)
Minimum lease payments receivable	$13,641	$19,106
Estimated unguaranteed residual values in leased property	3,564	5,434
Unearned lease and residual income	(1,462)	(2,209)
Investment in commercial direct financing leases	$15,743	$22,331

The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents based on use in excess of a stipulated minimum number of hours and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2022	$5,381
2023	3,998
2024	2,526
2025	1,246
2026	349
Thereafter	141
$13,641

Note 5 – Premises and Equipment
A summary of premises and equipment was as follows:

	As of December 31,
	2021	2020
	(In Thousands)
Leasehold improvements	$2,727	$2,670
Furniture and equipment	6,824	6,961
Total premises and equipment	9,551	9,631
Less: accumulated depreciation	(7,857)	(7,633)
Total premises and equipment, net	$1,694	$1,998
Depreciation expense was $585,000 and $822,000 for the years ended December 31, 2021 and 2020, respectively.

Note 6 – Leases
The Corporation leases various office spaces and specialized lending production offices under non-cancellable operating leases which expire on various dates through 2028. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. During 2021, the Corporation extended the term of two of its office spaces by one and three years, resulting in a $316,000 increase in the right-of-use assets in exchange for a lease liability. Also during 2021, the Corporation entered into a new lease in Indiana resulting in a $117,000 increase to the right of use asset.
In 2019, the Corporation entered into a sublease for office space it vacated in its Kansas City metropolitan area which expires in 2023.
The components of total lease expense were as follows:

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Operating lease cost	$1,513	$1,494
Short-term lease cost	158	222
Variable lease cost	492	522
Less: sublease income	(170)	(113)
Total lease cost, net	$1,993	$2,125

Quantitative information regarding the Corporation’s operating leases was as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.05	5.80
Weighted-average discount rate	2.51%	3.03%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2022	$1,628
2023	1,103
2024	816
2025	666
2026	646
Thereafter	996
Total undiscounted cash flows	5,855
Discount on cash flows	(449)
Total lease liability	$5,406

Note 7 – Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2021 and 2020, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra in 2014.
The Corporation conducted its annual impairment test on August 1, 2021, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment.
Other Intangible Assets
The Corporation has intangible assets that are amortized consisting of loan servicing rights and core deposit intangibles.
Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the years ended December 31, 2021 and 2020, loan servicing asset amortization totaled $412,000 and $458,000, respectively.
The estimated fair value of the Corporation’s loan servicing asset was $1.6 million and $1.3 million as of December 31, 2021 and 2020, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. During the years ended December 31, 2021 and 2020, impairment recovery of $63,000 and $16,000, respectively, was recognized.
The core deposit intangibles have a finite life and is amortized over a period of seven years, and were fully amortized during 2021. There was no net book value of the core deposit intangible as of December 31, 2021 and $25,000 as of December 31, 2020. For the years ended December 31, 2021 and 2020, amortization totaled $25,000 and $35,000, respectively.

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
Historic Rehabilitation Tax Credits
The Corporation invests in development entities through BOC, Mitchell Street, and FBB Tax Credit, wholly-owned subsidiaries of FBB, to rehabilitate historic buildings. At December 31, 2021 and 2020, the net carrying value of the investments were $2.3 million and $2.4 million, respectively. During 2020, the Corporation contributed $4.4 million to these partnerships and recognized $2.8 million in federal historic tax credits, and $1.9 million in impairment related to these investments. During 2021, the Corporation had no activity related to these investments. The state historic tax credits received during the year ended December 31, 2020 was $2.7 million and were sold to a third party resulting in a gain on sale $275,000.
Low-Income Housing Tax Credits
The Corporation invests in development entities through FBB Tax Credit, wholly-owned subsidiaries of FBB, to develop buildings that offer low-income housing. At December 31, 2021, the net carrying value of the investments were $3.0 million. During 2021, the Corporation contributed $3.0 million to these partnerships, and did not recognize any tax credits or impairment related to these partnerships. As of December 31, 2020 the Corporation had no low-income housing tax credit investments.
New Market Tax Credits
The Corporation invested in a community development entity (“CDE”) through Rimrock Road, a wholly-owned subsidiary of FBB, to develop and operate a real estate project located in a low-income community. On November 24, 2021, the Corporation exercised the put option and exited the Rimrock Road entity. As of December 31, 2021, the Corporation had no remaining investment in the CDE. At December 31, 2020, Rimrock Road had one CDE investment with a net carrying value of $5.3 million. The Corporation’s use of the federal new market tax credit during the year ended December 31, 2020 was $450,000.
Other Investments
The Corporation had an equity investment in Aldine Capital Fund, LP, a mezzanine fund. As of December 31, 2020, the Corporation had an equity investment in Aldine Capital Fund, LP of $60,000 and the final distribution was received January 15, 2021. The Corporation’s equity investment in Aldine Capital Fund II, LP, also a mezzanine fund, totaled $4.9 million and $3.5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Corporation had $1.3 million remaining of the original $5.0 million commitment to Aldine II. The Corporation’s equity investment in Aldine Capital Fund III, LP, also a mezzanine fund, totaled $4.5 million and $2.8 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Corporation had $1.1 million remaining of the $5.0 million commitment. The Corporation’s share of these partnerships’ income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020 was $2.5 million and $520,000, respectively. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2021 and 2020 was $24,000 and $99,000, respectively.
The Corporation has an equity investment in Dane Workforce Housing Fund LLC, a Wisconsin limited liability company, focused on community development by providing affordable workforce housing units in Dane County, Wisconsin, of $367,000 and $275,000 recorded as of December 31, 2021 and 2020, respectively. The Corporation had a $615,000 commitment remaining of the original $1.0 million as of December 31, 2021. The Corporation’s share of the investment fund’s income included in other non-interest income in the Consolidated Statements of Income for the year ended December 31, 2021 was $2,000. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2021 was $19,000. No activity was recognized for the year ended December 31, 2020.
The Corporation has an equity investment in BankTech Ventures, LP, a venture capital fund, focused on the community banking industry through strategic investments in growth-stage startups that directly support banking needs, of $120,000 recorded as of December 31, 2021. The Corporation had a $880,000 commitment remaining of the original $1.0 million as of December 31, 2021. No activity was recognized for the years ended December 31, 2021 and 2020.
The Corporation is the sole owner of $315,000 of common securities issued by Trust II. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the

Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2021 and 2020 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets was as follows:

	December 31, 2021	December 31, 2020
	(In Thousands)
Accrued interest receivable	$5,497	$8,564
Net deferred tax asset	6,175	7,217
Investment in historic development entities	2,299	2,356
Investment in low-income housing development entity	2,964	—
Investment in a community development entity	—	5,306
Investment in limited partnerships	9,874	6,673
Investment in Trust II	315	315
Prepaid expenses	2,689	2,165
Other assets	9,577	6,882
Total accrued interest receivable and other assets	$39,390	$39,478

Note 9 – Deposits
The composition of deposits is shown below.

	December 31, 2021			December 31, 2020
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$589,559	$536,981	—%	$472,818	$412,825	—%
Interest-bearing transaction accounts	530,225	506,693	0.19	503,992	392,576	0.37
Money market accounts	754,410	693,608	0.17	641,504	651,402	0.44
Certificates of deposit	54,091	47,020	0.84	64,694	111,698	1.97
Wholesale deposits	29,638	119,831	0.82	172,508	142,591	1.71
Total deposits	$1,957,923	$1,904,133	0.19	$1,855,516	$1,711,092	0.52
A summary of annual maturities of in-market and wholesale certificates of deposit at December 31, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2022	$68,020
2023	4,548
2024	349
2025	324
2026	488
Thereafter	—
$73,729
Wholesale deposits include $19.6 million and $10.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2021, compared to $47.5 million and $125.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts at December 31, 2020.
Deposits include $7.9 million and $28.7 million of certificates of deposit and wholesale deposits which are denominated in amounts greater than $250,000 at December 31, 2021 and 2020, respectively.

Note 10 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below.

	December 31, 2021			December 31, 2020
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$71	0.69%
Federal Reserve PPPLF	—	—	—	—	15,207	0.35
FHLB advances	368,800	376,781	1.30	394,500	379,891	1.45
Line of credit	500	78	2.90	—	—	—
Other borrowings	10,363	8,090	4.11	920	676	12.60
Subordinated notes payable	23,788	23,766	5.94	23,747	23,725	5.95
Junior subordinated notes	10,076	10,068	11.05	10,062	10,054	11.09
	$413,527	$418,783	1.86	$429,229	$429,624	1.91

A summary of annual maturities of borrowings at December 31, 2021 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2022	$173,500
2023	37,300
2024	35,500
2025	23,363
2026	—
Thereafter	$143,864
$413,527
The Corporation has a $695.6 million FHLB line of credit available for advances which is collateralized as noted below. At December 31, 2021, $326.8 million of this line remained unused. There were $368.8 million of term FHLB advances outstanding at December 31, 2021 with stated fixed interest rates ranging from 0.00% to 2.51% compared to $394.5 million of term FHLB advances outstanding at December 31, 2020 with stated fixed interest rates ranging from 0.00% to 2.75%. The term FHLB advances outstanding at December 31, 2021 are due at various dates through February 2030.
The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $1.305 billion and $1.219 billion were pledged as collateral at December 31, 2021 and 2020, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2021, the line of credit carried an interest rate of LIBOR + 2.75% with an interest rate floor of 2.85% that matured on February 19, 2021 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2021 and 2020 the Corporation incurred $13,000 additional interest expense due to this fee. There was $500,000 outstanding balance on the line of credit as of December 31, 2021. On February 11, 2022, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2023.
The Corporation has two series of subordinated notes payable, each of which qualifies as Tier II capital. At December 31, 2021, the aggregate principal amount of subordinated notes payable outstanding was $23.8 million, which qualified for Tier 2 capital. At December 31, 2021, $15.0 million bore a fixed interest rate of 5.50% with a maturity date of August 15, 2029 and $9.1 million bore a fixed interest rate of 6.00% with a maturity date of April 15, 2027. The $15.0 million subordinated notes payable have certain performance debt covenants of which the Corporation was in compliance. The Corporation may, at its option, redeem the 5.50% notes, in whole or part, at any time after August 15, 2024, and may redeem the 6.00% notes any time after June 15, 2022. As of December 31, 2021, $302,000 of debt issuance costs remain in the subordinated notes payable balance.

In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Preferred Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% junior subordinated notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. Per the provisions of the Dodd-Frank Act, bank holding companies with total assets of less than $15 billion are not required to phase out trust preferred securities as an element of Tier 1 capital as other, larger institutions must. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. As of December 31, 2021, $239,000 of debt issuance costs remain reflected in junior subordinated notes on the Consolidated Balance Sheets.
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
As of December 31, 2021, the Corporation had other borrowings of $10.4 million, which consisted of $10.4 million of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting. During 2021, the Corporation paid in full the borrowings associated with our investment in a community development entity.

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
In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. The Corporation also must comply with the 2.5% conservation buffer, which the Corporation met as of December 31, 2021.
As of December 31, 2021, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of December 31, 2021
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$281,745	10.82%	$208,337	8.00%	$273,443	10.50%	N/A	N/A
First Business Bank	280,448	10.78%	208,142	8.00%	273,187	10.50%	260,178	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$232,795	8.94%	$156,253	6.00%	$221,358	8.50%	N/A	N/A
First Business Bank	255,286	9.81	156,107	6.00	221,151	8.50	208,142	8.00
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$222,719	8.55%	$117,190	4.50%	$182,295	7.00%	N/A	N/A
First Business Bank	255,286	9.81	117,080	4.50	182,124	7.00	169,116	6.50
Tier 1 leverage capital (to adjusted assets)
Consolidated	$232,795	8.94%	$104,145	4.00%	$104,145	4.00%	N/A	N/A
First Business Bank	255,286	9.81	104,045	4.00	104,045	4.00	130,056	5.00

	As of December 31, 2020
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$258,607	11.25%	$183,965	8.00%	$241,454	10.50%	N/A	N/A
First Business Bank	251,116	10.97	183,053	8.00	240,257	10.50%	$228,816	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$206,104	8.96%	$137,974	6.00%	$195,463	8.50%	N/A	N/A
First Business Bank	222,500	9.72	137,290	6.00	194,494	8.50%	$183,053	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$196,042	8.53%	$103,480	4.50%	$160,970	7.00%	N/A	N/A
First Business Bank	222,500	9.72	102,967	4.50	160,171	7.00%	$148,731	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$206,104	7.99%	$103,228	4.00%	$103,228	4.00%	N/A	N/A
First Business Bank	222,500	8.67	102,635	4.00	102,635	4.00	$128,294	5.00%
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2021 and 2020, respectively:

	As of December 31,
	2021	2020
	(In Thousands)
Stockholders’ equity of the Corporation	$232,422	$206,162
Net unrealized and accumulated losses on specific items	1,457	933
Disallowed servicing assets	(727)	(587)
Disallowed goodwill and other intangibles	(10,433)	(10,466)
Junior subordinated notes	10,076	10,062
Tier 1 capital	232,795	206,104
Allowable general valuation allowances and subordinated debt	48,950	52,503
Total capital	$281,745	$258,607

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

	For the Year Ended December 31,
	2021	2020
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$35,755	$16,978
Less: earnings allocated to participating securities	1,053	423
Basic earnings allocated to common shareholders	$34,702	$16,555
Weighted-average common shares outstanding, excluding participating securities	8,314,921	8,384,464
Basic earnings per common share	$4.17	$1.97

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$34,702	$16,555
Weighted-average diluted common shares outstanding, excluding participating securities	8,314,921	8,384,464
Diluted earnings per common share	$4.17	$1.97

Note 13 – Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. At the 2021 annual shareholders meeting, an amendment to the 2019 equity plan was approved, increasing the number of shares in the Plan by 180,000. The Plan is administered by the Compensation Committee of the Board of Directors of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2021, 219,837 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan. The Corporation may issue new shares and shares from its treasury stock for shares delivered under the Plan.
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
The Corporation may issue a combination of performance based restricted stock units and restricted stock awards to its plan participants. Vesting of the performance based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROAE performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for performance based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the ROAE metric will be adjusted if there is a change in the expectation of ROAE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.

Restricted stock activity was as follows:

	For the Year Ended December 31,
	2021		2020
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of year	187,804	$24.29	176,935	$22.51
Granted (1)	93,130	23.57	78,775	25.82
Vested	(63,385)	22.28	(56,904)	22.26
Forfeited	(7,760)	23.24	(11,002)	22.86
Nonvested balance as of end of year	209,789	24.62	187,804	24.29

(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.

As of December 31, 2021, the Corporation had $3.3 million of unrecognized compensation cost related to nonvested share-based compensation expense, which the Corporation expects to recognize over a weighted-average period of approximately 2.10 years.
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
During the year ended December 31, 2021, the Corporation issued 6,532 shares of common stock under the ESPP. At December 31, 2021, 239,502 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Share-based compensation expense	$2,513	$1,871
Note 14 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3% of the employee’s compensation. The Corporation may also make discretionary profit sharing contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $987,000 and $896,000, for the years ended December 31, 2021 and 2020, respectively. Discretionary profit sharing contributions for substantially all employees of 4.7%, or $1.3 million, and 5.0%, or $1.2 million, were made in 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2021 and 2020 was $237,000 and $193,000, respectively. The present value of future payments under the remaining plan of $1.9 million and $1.6 million at December 31, 2021 and 2020, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.8 million and $6.1 million, respectively, at December 31, 2021 and cash surrender values and death benefits of approximately $2.7 million and $6.0 million, respectively, at December 31, 2020. The remaining balance of the cash surrender value of bank-owned life insurance of $50.8 million and $49.5 million as of December 31, 2021 and 2020, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 15 – Income Taxes
Income tax expense consists of the following:

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Current:
Federal	$6,965	$1,948
State	3,087	1,386
Current tax expense	10,052	3,334
Deferred:
Federal	1,333	(1,678)
State	(110)	(329)
Deferred tax expense (benefit)	1,223	(2,007)
Total income tax expense	$11,275	$1,327
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

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$6,312	$7,276
SBA recourse reserve	215	302
Deferred compensation	2,016	1,457
State net operating loss carryforwards	436	482
Write-down of foreclosed properties	5	—
Tax credit carryforwards	—	1,831
Non-accrual loan interest	176	820
Capital loss carryforwards	21	21
Unrealized losses on securities	501	319
Other	619	356
Total deferred tax assets	10,301	12,864
Deferred tax liabilities:
Leasing and fixed asset activities	3,014	4,363
Loan servicing asset	420	358
Other	692	926
Total deferred tax liabilities	4,126	5,647
Net deferred tax asset	$6,175	$7,217
The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense is as follows:

	December 31, 2021	December 31, 2020
	(In Thousands)
Change in net deferred tax assets	$(1,042)	$1,864
Deferred taxes allocated to other comprehensive income	(181)	143
Deferred income tax (expense) benefit	$(1,223)	$2,007
Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In making the determination that the realization of the deferred tax was more likely than not, the Corporation considered several factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies, and expiration dates associated with operating loss carryforwards. The Corporation had state net operating loss carryforwards of approximately $7.0 million and $7.7 million at December 31, 2021 and 2020, respectively, which can be used to offset future state taxable income. The Corporation believes it will be able to fully utilize its established deferred tax assets and Wisconsin state net operating losses and therefore no valuation allowance has been established as of December 31, 2021and 2020.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
Income before income tax expense	$47,030	$18,305
Tax expense at statutory federal rate of 21% applied to income before income tax expense	$9,876	$3,844
State income tax, net of federal effect	2,351	837
Tax-exempt security and loan income, net of TEFRA adjustments	(710)	(648)
Bank-owned life insurance	(297)	(294)
Tax credits, net	—	(2,535)
Other	55	123
Total income tax expense	$11,275	$1,327
Effective tax rate	23.97%	7.25%
There were no uncertain tax positions outstanding as of December 31, 2021 and 2020. As of December 31, 2021, tax years remaining open for the State of Wisconsin tax were 2017 through 2020. Federal tax years that remained open were 2018 through 2020. As of December 31, 2021, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 16 – Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees. The credit valuation allowance was $191,000 and $461,000 as of December 31, 2021 and 2020, respectively.
At December 31, 2021, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $640.6 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature between January 2024 and March 2038. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $26.3 million and as a derivative liability of $6.6 million. As of December 31, 2021, no interest rate swaps were in default.
At December 31, 2021, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $640.6 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in January 2024 through March 2038. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet as a net derivative liability of $19.7 million. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $26.3 million and a gross derivative asset of $6.6 million. No right of offset existed with the dealer counterparty swaps as of December 31, 2021.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2021 and 2020 had an insignificant impact on the Consolidated Statements of Income.

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

As of December 31, 2021, the aggregate notional value of interest rate swaps designated as cash flow hedges was $106.0 million. These interest rate swaps mature between December 2022 and December 2027. A pre-tax unrealized loss of $3.6 million was recognized in other comprehensive income for the year ended December 31, 2021 and there was no ineffective portion of these hedges.

Information about the balance sheet location and fair value of the Corporation’s derivative instruments is below:

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)
Derivatives not designated as hedging instruments
December 31, 2021	Derivatives	$26,343	Derivatives	$26,343
December 31, 2020	Derivatives	$49,377	Derivatives	$49,377
Derivatives designated as hedging instruments
December 31, 2021	Accumulated other comprehensive income (1)	$1,940	Derivatives	$1,940
December 31, 2020	Accumulated other comprehensive income (1)	$5,550	Derivatives	$5,550
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
In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2021 and 2020, there were no accrued credit losses for financial instruments with off-balance sheet risk.
Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2021	2020
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$768,442	$654,093
Standby letters of credit	16,815	8,086

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $635,000 and $723,000 at December 31, 2021 and 2020, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and For the Year Ended December 31,
	2021	2020
	(In Thousands)
Balance at the beginning of the period	$723	$1,345
SBA recourse benefit	(76)	(278)
Charge-offs, net	(12)	(344)
Balance at the end of the period	$635	$723

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,914	$—	$4,914
U.S. government agency securities - government-sponsored enterprises	—	19,935	—	19,935
Municipal securities	—	30,957	—	30,957
Residential mortgage-backed securities - government issued	—	19,661	—	19,661
Residential mortgage-backed securities - government-sponsored enterprises	—	85,705	—	85,705
Commercial mortgage-backed securities - government issued	—	5,771	—	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	—	36,531	—	36,531
Other securities	—	2,228	—	2,228
Interest rate swaps	—	26,343	—	26,343
Liabilities:
Interest rate swaps	—	28,283	—	28,283

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. government agency securities - government-sponsored enterprises	$—	$22,629	$—	$22,629
Municipal securities	—	24,779	—	24,779
Residential mortgage-backed securities - government issued	—	10,403	—	10,403
Residential mortgage-backed securities - government-sponsored enterprises	—	105,006	—	105,006
Commercial mortgage-backed securities - government issued	—	5,464	—	5,464
Commercial mortgage-backed securities - government-sponsored enterprises	—	13,365	—	13,365
Other securities	—	2,279	—	2,279
Interest rate swaps	—	49,377	—	49,377
Liabilities:
Interest rate swaps	—	54,927	—	54,927

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2021 or 2020 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,000	$1,000
Foreclosed properties	—	—	164	164
Loan servicing rights	—	—	1,601	1,601

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$17,203	$17,203
Foreclosed properties	—	—	34	34
Loan servicing rights	—	—	1,325	1,325

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $1.0 million and $17.2 million at December 31, 2021 and 2020, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 13% - 90% as of the measurement date of December 31, 2021. The weighted average of those unobservable inputs was 24%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.

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
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2021
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$57,110	$57,110	$57,110	$—	$—
Securities available-for-sale	205,702	205,702	—	205,702	—
Securities held-to-maturity	19,746	20,276	—	20,276	—
Loans held for sale	3,570	3,927	—	3,927	—
Loans and lease receivables, net	2,215,072	2,241,093	—	—	2,241,093
Federal Home Loan Bank stock	13,336	N/A	N/A	N/A	N/A
Accrued interest receivable	5,497	5,497	5,497	—	—
Interest rate swaps	26,343	26,343	—	26,343	—
Financial liabilities:
Deposits	1,957,923	1,968,195	1,894,273	73,922	—
Federal Home Loan Bank advances and other borrowings	403,451	409,894	—	409,894	—
Junior subordinated notes	10,076	8,844	—	—	8,844
Accrued interest payable	1,008	1,008	1,008	—	—
Interest rate swaps	28,283	28,283	—	28,283	—
Off-balance sheet items:
Standby letters of credit	203	203	—	—	203
    N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2020
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$56,909	$56,909	$56,909	$—	$—
Securities available-for-sale	183,925	183,925	—	183,925	—
Securities held-to-maturity	26,374	27,333	—	27,333	—
Loans held for sale	8,695	9,478	—	9,478	—
Loans and lease receivables, net	2,117,449	2,121,107	—	—	2,121,107
Federal Home Loan Bank stock	13,578	N/A	N/A	N/A	N/A
Accrued interest receivable	8,564	8,564	8,564	—	—
Interest rate swaps	49,377	49,377	—	49,377	—
Financial liabilities:
Deposits	1,855,516	1,856,910	1,743,314	113,596	—
Federal Home Loan Bank advances and other borrowings	419,167	429,347	—	429,347	—
Junior subordinated notes	10,062	9,986	—	—	9,986
Accrued interest payable	1,578	1,578	1,578	—	—
Interest rate swaps	54,927	54,927	—	54,927	—
Off-balance sheet items:
Standby letters of credit	75	75	—	—	75
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

Note 19 – Condensed Parent Only Financial Information
The following represents the condensed financial information of the Corporation only:
Condensed Balance Sheets

	December 31, 2021	December 31, 2020
	(In Thousands)
Assets
Cash and cash equivalents	$331	$3,268
Investments in subsidiaries, at equity	265,303	232,935
Premises and equipment, net	76	1,325
Right-of-use assets	—	3,797
Other assets	2,045	5,819
Total assets	$267,755	$247,144
Liabilities and Stockholders’ Equity
Junior subordinated notes and other borrowings	$34,364	$33,809
Lease liabilities	—	4,114
Accrued interest payable and other liabilities	969	3,059
Total liabilities	35,333	40,982
Stockholders’ equity	232,422	206,162
Total liabilities and stockholders’ equity	$267,755	$247,144

Condensed Statements of Income

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Net interest expense	$2,539	$2,540
Non-interest income
Consulting and rental income from consolidated subsidiaries	2,417	21,320
Other non-interest income	34	34
Total non-interest income	2,451	21,354
Non-interest expense	5,747	24,507
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	5,835	5,693
Income tax benefit	1,483	1,388
Loss before equity in undistributed net income of consolidated subsidiaries	4,352	4,305
Equity in undistributed net income of consolidated subsidiaries	40,107	21,283
Net income	$35,755	$16,978

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
	(In Thousands)
Operating activities
Net income	$35,755	$16,978
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(40,107)	(21,283)
Share-based compensation	2,513	1,871
Excess tax (benefit) expense from share-based compensation	(27)	8
Payments on operating lease liabilities	—	(560)
Net decreases in other liabilities	(2,090)	(574)
Other, net	3,413	560
Net cash used in operating activities	(543)	(3,000)
Investing activities
Dividends received from subsidiaries	8,534	12,034
Net cash provided by investing activities	8,534	12,034
Financing activities
Net increase in long-term borrowed funds	55	55
Proceeds from purchased funds and other short-term debt	500	—
Purchase of treasury stock	(5,477)	(1,672)
Cash dividends paid	(6,166)	(5,652)
Net proceeds from purchases of ESPP shares	160	66
Net cash used in financing activities	(10,928)	(7,203)
Net (decrease) increase in cash and due from banks	(2,937)	1,831
Cash and cash equivalents at the beginning of the period	3,268	1,437
Cash and cash equivalents at the end of the period	$331	$3,268

Note 20 – Condensed Quarterly Earnings (unaudited)

	2021				2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$23,575	$24,014	$24,599	$23,807	$25,770	$22,276	$22,761	$23,372
Interest expense	2,651	2,791	2,947	2,944	3,258	3,655	3,873	6,322
Net interest income	20,924	21,223	21,652	20,863	22,512	18,621	18,888	17,050
Provision for loan and lease losses	(508)	(2,269)	(958)	(2,068)	4,322	3,835	5,469	3,182
Non-interest income	7,569	7,015	6,321	7,195	6,799	7,408	6,319	6,414
Non-interest expense	17,531	18,490	18,184	17,330	17,651	16,758	18,343	16,146
Income before income tax expense	11,470	12,017	10,747	12,796	7,338	5,436	1,395	4,136
Income tax expense (benefit)	2,879	2,819	2,512	3,065	1,254	1,143	(1,928)	858
Net income	$8,591	$9,198	$8,235	$9,731	$6,084	$4,293	$3,323	$3,278
Per common share:
Basic earnings	$1.01	$1.07	$0.95	$1.12	$0.71	$0.50	$0.38	$0.38
Diluted earnings	1.01	1.07	0.95	1.12	0.71	0.50	0.38	0.38
Dividends declared	0.18	0.18	0.18	0.18	0.165	0.165	0.165	0.165

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
First Business Financial Services, Inc.
Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. (the "Corporation") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance and Provision for Loan and Lease Losses – Qualitative Factors
As described in Notes 1- Nature of Operations and Summary of Significant Accounting Policies, and 4- Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses to the consolidated financial statements, the Corporation’s allowance for loan and lease losses is an accounting estimate that requires significant management judgment in the evaluation of the quality of the loan and lease portfolio and the application of qualitative factors. The allowance for loan and lease losses is composed of loans collectively and individually evaluated for impairment. The specific allowance on loans individually evaluated for impairment relates to non-accrual and restructured loans and leases. The portion of the allowance for the collectively evaluated loans is reliant upon historical experience, as well as quantitative and qualitative factors.
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
The primary procedures we performed to address this critical audit matter included:
Testing the effectiveness of controls over the evaluation of the items used to estimate the qualitative factors, including controls addressing:
•The reliability and relevancy of data used as the basis for the adjustments relating to qualitative factors;
•Management’s judgments related to the assessed level of risk and the qualitative factor used to adjust the average loss rates;
•The mathematical accuracy of the dollar amount applied to the qualitative factor; and
•Management’s review of trends and the movement within each qualitative factor and the overall allowance balance.
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors, which included:
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
•Verifying the mathematical accuracy of the adjustment factors for the qualitative component and the dollar amount of the reserve derived from the qualitative factor assessment;
•Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.
/s/Crowe LLP

We have served as the Company’s auditor since 2017, which is the year the engagement letter was signed for the audit of the 2018 financial statements.
Oak Brook, Illinois
February 23, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

    There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

    Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2021.

    Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information
    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 29, 2022 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(b)Executive Officers of the Registrant. The information presented in Item 1 of this document is incorporated herein by reference.
(c)Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at ir.firstbusiness.bank/govdocs. The Corporation intends to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and persons performing similar functions, by posting such information to the Corporation’s website.
(d)Audit Committee. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 29, 2022 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.

Item 11. Executive Compensation
    Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 29, 2022 under the captions “Executive Compensation”, “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
    Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 29, 2022 under the caption “Principal Shareholders” is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes certain information with respect to compensation plans under which equity securities of the Corporation are authorized for issuance as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	219,837
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence
    Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 29, 2022 under the captions “Related Party Transactions” and “Item 1 - Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 29, 2022 under the caption “Miscellaneous” is incorporated herein by reference.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

4.2	Description of Registrant’s Securities (filed herewith)

10.1*	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012)

10.2*	Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on February 24, 2021)

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

10.5*	Annual Cash Bonus Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2019)

10.6*	First Business Financial Services, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on March 9, 2021)

10.7*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.8*	Form of Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.9*	Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.10*	Form of Performance-Based Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.11*	Form of Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.12*	Form of Performance-Based Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.13*	Form of Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.14*	Form of Restricted Stock Agreement - Director (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

21	Subsidiaries of the Registrant

23	Consent of Crowe LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary
    None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 23, 2022	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer	February 23, 2022
Corey A. Chambas	(principal executive officer)

/s/ Edward G. Sloane, Jr.	Chief Financial Officer	February 23, 2022
Edward G. Sloane, Jr.	(principal financial officer)

/s/ Brian D. Spielmann	Chief Accounting Officer	February 23, 2022
Brian D. Spielmann	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 23, 2022
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 23, 2022
Laurie S. Benson

/s/ Mark D. Bugher	Director	February 23, 2022
Mark D. Bugher

/s/ Carla C. Chavarria	Director	February 23, 2022
Carla C. Chavarria

/s/ Jan A. Eddy	Director	February 23, 2022
Jan A. Eddy

/s/ John J. Harris	Director	February 23, 2022
John J. Harris

/s/ Ralph R. Kauten	Director	February 23, 2022
Ralph R. Kauten

/s/ Timothy J. Keane	Director	February 23, 2022
Timothy J. Keane

/s/ W. Kent Lorenz	Director	February 23, 2022
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 23, 2022
Daniel P. Olszewski

/s/ Carol P. Sanders	Director	February 23, 2022
Carol P. Sanders