Form 10-Q
period 2022-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2022-04-29
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 24, 2022 was 8,467,955 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$20,089	$9,697
Short-term investments	75,514	47,413
Cash and cash equivalents	95,603	57,110
Securities available-for-sale, at fair value	223,631	205,702
Securities held-to-maturity, at amortized cost	17,267	19,746
Loans held for sale	2,418	3,570
Loans and leases receivable, net of allowance for loan and lease losses of $23,669 and $24,336, respectively	2,227,580	2,215,072
Premises and equipment, net	1,621	1,694
Foreclosed properties	117	164
Right-of-use assets, net	6,118	4,910
Bank-owned life insurance	53,974	53,600
Federal Home Loan Bank stock, at cost	12,863	13,336
Goodwill and other intangible assets	12,184	12,268
Derivatives	26,890	26,343
Accrued interest receivable and other assets	43,816	39,390
Total assets	$2,724,082	$2,652,905
Liabilities and Stockholders’ Equity
Deposits	$2,023,694	$1,957,923
Federal Home Loan Bank advances and other borrowings	414,487	403,451
Junior subordinated notes	—	10,076
Lease liabilities	7,580	5,406
Derivatives	24,961	28,283
Accrued interest payable and other liabilities	8,309	15,344
Total liabilities	2,479,031	2,420,483
Stockholders’ equity:
Preferred stock, Series A; $0.01 par value, 7% non-cumulative perpetual preferred stock liquidation preference $1,000 per share, 2,500,000 shares authorized, 12,500 and no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	11,992	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,340,223 and 9,326,361 shares issued, 8,488,585 and 8,457,564 shares outstanding at March 31, 2022 and December 31, 2021, respectively	94	93
Additional paid-in capital	85,443	85,797
Retained earnings	177,022	170,020
Accumulated other comprehensive loss	(7,863)	(1,457)
Treasury stock, 851,638 and 868,797 shares at March 31, 2022 and December 31, 2021, respectively, at cost	(21,637)	(22,031)
Total stockholders’ equity	245,051	232,422
Total liabilities and stockholders’ equity	$2,724,082	$2,652,905

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$23,072	$22,795
Securities	975	853
Short-term investments	188	158
Total interest income	24,235	23,806
Interest expense
Deposits	766	1,019
Federal Home Loan Bank advances and other borrowings	1,539	1,650
Junior subordinated notes	504	274
Total interest expense	2,809	2,943
Net interest income	21,426	20,863
Provision for loan and lease losses	(855)	(2,068)
Net interest income after provision for loan and lease losses	22,281	22,931
Non-interest income
Private wealth management service fees	2,841	2,407
Gain on sale of Small Business Administration loans	585	1,078
Service charges on deposits	999	917
Loan fees	652	545
Increase in cash surrender value of bank-owned life insurance	349	350
Swap fees	225	684
Other non-interest income	1,735	1,214
Total non-interest income	7,386	7,195
Non-interest expense
Compensation	13,638	12,657
Occupancy	555	552
Professional fees	1,170	866
Data processing	780	770
Marketing	500	391
Equipment	244	246
Computer software	1,082	1,115
FDIC insurance	313	362
Collateral liquidation costs	16	94
Net loss on foreclosed properties	12	3
Other non-interest expense	513	274
Total non-interest expense	18,823	17,330
Income before income tax expense	10,844	12,796
Income tax expense	2,172	3,065
Net income	$8,672	$9,731
Earnings per common share
Basic	$1.02	$1.12
Diluted	1.02	1.12
Dividends declared per share	0.1975	0.18

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Net income	$8,672	$9,731
Other comprehensive loss
Securities available-for-sale:
Unrealized securities losses arising during the period	(12,481)	(2,238)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	5	8
Interest rate swaps:
Unrealized gains on interest rate swaps arising during the period	3,869	2,089
Income tax benefit	2,201	36
Total other comprehensive loss	(6,406)	(105)
Comprehensive income	$2,266	$9,626

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2021	8,566,960	$—	$92	$83,125	$140,431	$(933)	$(16,553)	$206,162
Net income	—	—	—	—	9,731	—	—	9,731
Other comprehensive loss	—	—	—	—	—	(105)	—	(105)
Share-based compensation - restricted shares and employee stock purchase plan	84,255	—	1	530	—	—	—	531
Issuance of common stock under the employee stock purchase plan	1,775	—	—	39	—	—	—	39
Cash dividends ($0.18 per share)	—	—	—	—	(1,541)	—	—	(1,541)
Treasury stock purchased	(14,795)	—	—	—	—	—	(326)	(326)
Balance at March 31, 2021	8,638,195	$—	$93	$83,694	$148,621	$(1,038)	$(16,879)	$214,491

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2022	8,457,564	$—	$93	$85,797	$170,020	$(1,457)	$(22,031)	$232,422
Net income	—	—	—	—	8,672	—	—	8,672
Other comprehensive loss	—	—	—	—	—	(6,406)	—	(6,406)
Issuance of preferred stock, net of issuance costs	—	11,992	—	—	—	—	—	11,992
Share-based compensation - restricted shares and employee stock purchase plan	47,864	—	1	608	—	—	—	609
Issuance of common stock under the employee stock purchase plan	1,380	—	—	40	—	—	—	40
Treasury stock re-issued	—	—	—	(1,002)	—	—	1,002	—
Cash dividends ($0.1975 per share)	—	—	—	—	(1,670)	—	—	(1,670)
Treasury stock purchased	(18,223)	—	—	—	—	—	(608)	(608)
Balance at March 31, 2022	8,488,585	$11,992	$94	$85,443	$177,022	$(7,863)	$(21,637)	$245,051

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Operating activities
Net income	$8,672	$9,731
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,209)	(1,242)
Provision for loan and lease losses	(855)	(2,068)
Derivative credit valuation adjustment	—	(170)
Depreciation, amortization and accretion, net	1,062	956
Share-based compensation	609	531
Increase in bank-owned life insurance policies	(349)	(350)
Origination of loans for sale	(26,531)	(13,674)
Sale of SBA loans originated for sale	28,268	16,871
Gain on sale of loans originated for sale	(585)	(1,078)
Net loss on foreclosed properties, including impairment valuation	12	3
Excess tax benefit (expense) from share-based compensation	158	(7)
Returns on investments in limited partnerships	147	—
Payments on operating lease liabilities	(408)	(393)
Payments received on operating leases	45	39
Net decrease (increase) in accrued interest receivable and other assets	93	(4,979)
Net (decrease) increase in accrued interest payable and other liabilities	(7,031)	2,659
Net cash provided by operating activities	2,098	6,829
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	9,131	17,222
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	2,470	1,580
Purchases of available-for-sale securities	(39,760)	(9,030)
Proceeds from sale of foreclosed properties	35	—
Net increase in loans and leases	(11,653)	(86,613)
Investments in limited partnerships	(362)	—
Returns of investments in limited partnerships	—	60
Distribution from historic development entities	—	49
Investment in low-income housing entities	(649)	(1,307)
Investment in Federal Home Loan Bank stock	(5,661)	(3,614)
Proceeds from the sale of Federal Home Loan Bank stock	6,134	2,250
Purchases of leasehold improvements and equipment, net	(60)	(89)
Purchases of bank-owned life insurance policies	(25)	—
Proceeds from redemption of Trust II stock	315	—
Net cash used in investing activities	(40,085)	(79,492)
Financing activities
Net increase in deposits	65,771	47,202
Proceeds from Federal Home Loan Bank advances	456,800	290,300
Repayment of Federal Home Loan Bank advances	(464,200)	(269,000)
Proceeds from issuance of subordinated notes payable	20,000	—
Repayment of junior subordinated notes payable	(10,076)	—
Net (decrease) increase in long-term borrowed funds	(1,569)	7,954
Cash dividends paid	(1,670)	(1,541)
Proceeds from issuance of common stock under ESPP	40	39

Proceeds from issuance of preferred stock	11,992	—
Purchase of treasury stock	(608)	(326)
Net cash provided by financing activities	76,480	74,628
Net increase in cash and cash equivalents	38,493	1,965
Cash and cash equivalents at the beginning of the period	57,110	56,909
Cash and cash equivalents at the end of the period	$95,603	$58,874
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$3,164	$4,856
Income taxes paid	17	32
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services and bank consulting services. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. As of March 31, 2022, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) was not consolidated into the financial statements.
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2022. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as Current Expected Credit Losses (“CECL”). The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope under which the Corporation has the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 1, 2020 to January 1, 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and will be deferring adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Corporation’s approach throughout the deferral period.
In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Corporation expects to utilize the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-01, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Corporation expects to adopt the LIBOR transition relief allowed under this standard, and does not expect such adoption to have a material impact on the consolidated financial statements.
In August 2021, the FASB issued ASU No. 2021-06 “Presentation of Financial Statements (Topic 205), Financial Services-Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.” This ASU amends the SEC sections of the Codification related to Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update to Statistical Disclosures for Bank and Savings and Loan Registrants. The guidance is effective upon its addition to the FASB codification. The Corporation is assessing the impact of ASU 2021-06 and its impact on its disclosures.
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, for public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The guidance is effective for the Corporation upon the adoption of ASU 2016-13, January 1, 2023. The Corporation is currently assessing the impact of ASU 2022-02 on its disclosures and control structure; however, the Corporation does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$8,672	$9,731
Less: earnings allocated to participating securities	255	251
Basic earnings allocated to common shareholders	$8,417	$9,480
Weighted-average common shares outstanding, excluding participating securities	8,232,142	8,429,149
Basic earnings per common share	$1.02	$1.12

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$8,417	$9,480
Weighted-average diluted common shares outstanding, excluding participating securities	8,232,142	8,429,149
Diluted earnings per common share	$1.02	$1.12

Note 3 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2022, 159,606 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock awards (“RSA”), restricted stock units (“RSU”), and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally three or four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.
The Corporation may issue a combination of performance-based restricted stock units (“PRSU”) and time-based restricted stock awards to its plan participants. Vesting of the performance based restricted stock units will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Equity (“ROE”) and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROE metric will be adjusted if there is a change in the expectation of ROE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2021 and the three months ended March 31, 2022 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of January 1, 2021	143,246	$23.04	39,570	$28.85	4,988	$24.08	187,804	$24.29
Granted (1)	67,515	22.39	23,550	27.12	2,065	21.68	93,130	23.57
Vested	(61,384)	22.26	—	—	(2,001)	22.91	(63,385)	22.28
Forfeited	(7,760)	23.24	—	—	—	—	(7,760)	23.24
Nonvested balance as of December 31, 2021	141,617	23.06	63,120	28.20	5,052	23.56	209,789	24.62
Granted (1)	48,580	33.60	15,825	43.27	335	33.60	64,740	35.96
Vested	(39,537)	23.05	—	—	(1,552)	24.17	(41,089)	23.09
Forfeited	(716)	23.95	—	—	—	—	(716)	23.95
Nonvested balance as of March 31, 2022	149,944	$26.47	78,945	$31.22	3,835	$25.83	232,724	$28.05
Unrecognized compensation cost (in thousands)	$3,464		$1,430		$84		$4,978
Weighted average remaining recognition period (in years)	2.81		2.19		1.81		2.60
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary.
Employee Stock Purchase Plan
During 2020, an employee stock purchase plan ("ESPP") was approved by the Corporation’s shareholders and is offered to all qualifying employees. The Corporation is authorized to issue up to 250,000 shares of common stock under the ESPP. The plan qualifies as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may elect to purchase a limited number of shares on the Corporation's common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory item for purposes of share-based compensation expense.
During the three months ended March 31, 2022, the Corporation issued 1,380 shares of common stock under the ESPP. As of March 31, 2022, 238,122 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Share-based compensation expense	$609	$531

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,973	$—	$(313)	4,660
U.S. government agency securities - government-sponsored enterprises	18,505	219	(297)	18,427
Municipal securities	44,105	17	(2,930)	41,192
Residential mortgage-backed securities - government issued	18,715	26	(912)	17,829
Residential mortgage-backed securities - government-sponsored enterprises	105,744	27	(5,331)	100,440
Commercial mortgage-backed securities - government issued	5,297	12	(230)	5,079
Commercial mortgage-backed securities - government-sponsored enterprises	36,565	2	(2,778)	33,789
Other securities	2,205	10	—	2,215
	$236,109	$313	$(12,791)	$223,631

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,971	$—	$(57)	$4,914
U.S. government agency securities - government-sponsored enterprises	19,797	248	(110)	19,935
Municipal securities	30,828	473	(344)	30,957
Residential mortgage-backed securities - government issued	19,563	238	(140)	19,661
Residential mortgage-backed securities - government-sponsored enterprises	85,748	741	(784)	85,705
Commercial mortgage-backed securities - government issued	5,801	36	(66)	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	36,786	313	(568)	36,531
Other securities	2,205	23	—	2,228
	$205,699	$2,072	$(2,069)	$205,702

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$10,899	$51	$(18)	$10,932
Residential mortgage-backed securities - government issued	2,035	—	(45)	1,990
Residential mortgage-backed securities - government-sponsored enterprises	2,325	6	(38)	2,293
Commercial mortgage-backed securities - government-sponsored enterprises	2,008	53	—	2,061
	$17,267	$110	$(101)	$17,276

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$13,009	$222	$(3)	$13,228
Residential mortgage-backed securities - government issued	2,226	40	—	2,266
Residential mortgage-backed securities - government-sponsored enterprises	2,502	76	—	2,578
Commercial mortgage-backed securities - government-sponsored enterprises	2,009	195	—	2,204
	$19,746	$533	$(3)	$20,276

U.S. Treasuries contains treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were no sales of available-for-sale securities that occurred during the three months ended March 31, 2022 and 2021.

At March 31, 2022 and December 31, 2021, securities with a fair value of $38.7 million and $70.3 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at March 31, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,991	$4,001	$3,138	$3,139
Due in one year through five years	10,368	9,913	6,337	6,342
Due in five through ten years	61,645	58,300	6,438	6,453
Due in over ten years	160,105	151,417	1,354	1,342
	$236,109	$223,631	$17,267	$17,276

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2022 and December 31, 2021. At March 31, 2022, the Corporation held 149 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2022, the Corporation held 10 available-for-sale securities that have been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2022 and 2021.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,660	$313	$—	$—	$4,660	$313
U.S. government agency securities - government-sponsored enterprises	936	64	2,267	233	3,203	297
Municipal securities	36,910	2,510	2,080	420	38,990	2,930
Residential mortgage-backed securities - government issued	14,362	912	—	—	14,362	912
Residential mortgage-backed securities - government-sponsored enterprises	83,315	4,280	12,235	1,051	95,550	5,331
Commercial mortgage-backed securities - government issued	3,469	230	—	—	3,469	230
Commercial mortgage-backed securities - government-sponsored enterprises	26,134	1,968	6,361	810	32,495	2,778
	$169,786	$10,277	$22,943	$2,514	$192,729	$12,791

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,914	$57	$—	$—	$4,914	$57
U.S. government agency securities - government-sponsored enterprises	978	22	2,412	88	3,390	110
Municipal securities	12,568	344	—	—	12,568	344
Residential mortgage-backed securities - government issued	12,745	140	—	—	12,745	140
Residential mortgage-backed securities - government-sponsored enterprises	41,276	629	4,250	155	45,526	784
Commercial mortgage-backed securities - government issued	2,193	66	—	—	2,193	66
Commercial mortgage-backed securities - government-sponsored enterprises	25,906	568	—	—	25,906	568
	$100,580	$1,826	$6,662	$243	$107,242	$2,069

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2022 and December 31, 2021. At March 31, 2022, the Corporation held 17 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At March 31, 2022, the Corporation held one held-to-maturity security that had been in a continuous unrealized loss position for twelve months or greater. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2022 and 2021.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$522	$1	$270	$17	$792	$18
Residential mortgage-backed securities - government issued	1,990	45	—	—	1,990	45
Residential mortgage-backed securities - government-sponsored enterprises	1,585	38	—	—	1,585	38
	$4,097	$84	$270	$17	$4,367	$101

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$—	$—	$284	$3	$284	$3

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	March 31, 2022	December 31, 2021
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$254,237	$235,589
Commercial real estate — non-owner occupied	656,185	661,423
Land development	40,092	42,792
Construction	200,472	179,841
Multi-family	302,494	320,072
1-4 family	16,198	14,911
Total commercial real estate	1,469,678	1,454,628
Commercial and industrial	720,695	730,819
Direct financing leases, net	14,551	15,743
Consumer and other:
Home equity and second mortgages	4,523	4,223
Other	43,066	35,518
Total consumer and other	47,589	39,741
Total gross loans and leases receivable	2,252,513	2,240,931
Less:
Allowance for loan and lease losses	23,669	24,336
Deferred loan fees	1,264	1,523
Loans and leases receivable, net	$2,227,580	$2,215,072
As of March 31, 2022 and December 31, 2021, the Corporation had $18.5 million and $27.9 million, respectively, in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $308,000 and $557,000, respectively, included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans on-balance sheet is comprised of the following:

	March 31, 2022	December 31, 2021
	(In Thousands)
SBA 7(a) loans	$31,724	$33,223
SBA 504 loans	42,432	41,394
SBA Express loans and lines of credit	370	387
SBA PPP loans	18,514	27,854
Total SBA loans	$93,040	$102,858
As of March 31, 2022 and December 31, 2021, $1.2 million and $1.7 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended March 31, 2022, and 2021, was $5.6 million and $10.6 million, respectively.

Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2022, and 2021, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2022, and December 31, 2021, was $90.2 million and $93.0 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended March 31, 2022, and 2021, was $22.1 million and $5.2 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2022, and December 31, 2021, was $186.3 million and $195.2 million, respectively. As of March 31, 2022, and December 31, 2021, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $323.1 million and $314.5 million, respectively. As of March 31, 2022 and December 31, 2021, the non-SBA originated participation portfolio contained no impaired loans. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the unaudited Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	March 31, 2022
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$188,154	$51,867	$13,872	$344	$254,237
Commercial real estate — non-owner occupied	538,218	94,791	23,176	—	656,185
Land development	39,762	330	—	—	40,092
Construction	150,105	18,700	31,667	—	200,472
Multi-family	274,304	16,972	11,218	—	302,494
1-4 family	13,135	2,340	392	331	16,198
Total commercial real estate	1,203,678	185,000	80,325	675	1,469,678
Commercial and industrial	568,797	106,637	40,200	5,061	720,695
Direct financing leases, net	9,848	196	4,423	84	14,551
Consumer and other:
Home equity and second mortgages	2,668	1,566	289	—	4,523
Other	42,852	214	—	—	43,066
Total consumer and other	45,520	1,780	289	—	47,589
Total gross loans and leases receivable	$1,827,843	$293,613	$125,237	$5,820	$2,252,513
Category as a % of total portfolio	81.15%	13.03%	5.56%	0.26%	100.00%

	December 31, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$192,849	$31,611	$10,781	$348	$235,589
Commercial real estate — non-owner occupied	540,572	88,880	31,971	—	661,423
Land development	41,745	1,047	—	—	42,792
Construction	130,285	18,973	30,583	—	179,841
Multi-family	280,183	28,623	11,266	—	320,072
1-4 family	12,057	2,113	402	339	14,911
Total commercial real estate	1,197,691	171,247	85,003	687	1,454,628
Commercial and industrial	594,388	97,678	32,964	5,789	730,819
Direct financing leases, net	10,829	168	4,647	99	15,743
Consumer and other:
Home equity and second mortgages	2,473	1,683	67	—	4,223
Other	35,249	269	—	—	35,518
Total consumer and other	37,722	1,952	67	—	39,741
Total gross loans and leases receivable	$1,840,630	$271,045	$122,681	$6,575	$2,240,931
Category as a % of total portfolio	82.14%	12.10%	5.47%	0.29%	100.00%
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
Category IV — Loans and leases in this category are considered to be impaired. Impaired loans and leases, with the exception of performing TDRs, have been placed on non-accrual as management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored by management and asset quality review committees on a monthly basis.
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$253,893	$253,893
Non-owner occupied	—	—	—	—	656,185	656,185
Land development	—	—	—	—	40,092	40,092
Construction	—	—	—	—	200,472	200,472
Multi-family	—	—	—	—	302,494	302,494
1-4 family	20	—	—	20	15,847	15,867
Commercial and industrial	836	58	—	894	714,943	715,837
Direct financing leases, net	100	—	—	100	14,367	14,467
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,523	4,523
Other	—	—	—	—	43,066	43,066
Total	956	58	—	1,014	2,245,882	2,246,896
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	231	344
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	331	331
Commercial and industrial	134	29	1,286	1,449	3,409	4,858
Direct financing leases, net	—	—	84	84	—	84
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	134	29	1,483	1,646	3,971	5,617
Total loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	254,124	254,237
Non-owner occupied	—	—	—	—	656,185	656,185
Land development	—	—	—	—	40,092	40,092
Construction	—	—	—	—	200,472	200,472
Multi-family	—	—	—	—	302,494	302,494
1-4 family	20	—	—	20	16,178	16,198
Commercial and industrial	970	87	1,286	2,343	718,352	720,695
Direct financing leases, net	100	—	84	184	14,367	14,551
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,523	4,523
Other	—	—	—	—	43,066	43,066
Total	$1,090	$87	$1,483	$2,660	$2,249,853	$2,252,513
Percent of portfolio	0.05%	0.01%	0.06%	0.12%	99.88%	100.00%

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$420	$—	$—	$420	$234,821	$235,241
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,472	14,572
Commercial and industrial	907	536	—	1,443	723,804	725,247
Direct financing leases, net	281	14	—	295	15,349	15,644
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	2,102	550	—	2,652	2,231,921	2,234,573
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	235	348
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	339	339
Commercial and industrial	23	36	1,445	1,504	4,068	5,572
Direct financing leases, net	—	—	84	84	15	99
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	23	36	1,642	1,701	4,657	6,358
Total loans and leases
Commercial real estate:
Owner occupied	420	—	113	533	235,056	235,589
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,811	14,911
Commercial and industrial	930	572	1,445	2,947	727,872	730,819
Direct financing leases, net	281	14	84	379	15,364	15,743
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	$2,125	$586	$1,642	$4,353	$2,236,578	$2,240,931
Percent of portfolio	0.09%	0.03%	0.07%	0.19%	99.81%	100.00%

The Corporation’s total impaired assets consisted of the following:

	March 31, 2022	December 31, 2021
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$344	$348
Commercial real estate — non-owner occupied	—	—
Land development	—	—
Construction	—	—
Multi-family	—	—
1-4 family	331	339
Total non-accrual commercial real estate	675	687
Commercial and industrial	4,858	5,572
Direct financing leases, net	84	99
Consumer and other:
Home equity and second mortgages	—	—
Other	—	—
Total non-accrual consumer and other loans	—	—
Total non-accrual loans and leases	5,617	6,358
Foreclosed properties, net	117	164
Total non-performing assets	5,734	6,522
Performing troubled debt restructurings	203	217
Total impaired assets	$5,937	$6,739

	March 31, 2022	December 31, 2021
Total non-accrual loans and leases to gross loans and leases	0.25%	0.28%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.25	0.29
Total non-performing assets to total assets	0.21	0.25
Allowance for loan and lease losses to gross loans and leases	1.05	1.09
Allowance for loan and lease losses to non-accrual loans and leases	421.38	382.76
As of March 31, 2022 and December 31, 2021, $621,000 and $627,000 of the non-accrual loans and leases were considered TDRs, respectively. The Corporation has allocated $138,000 and $134,000 of specific reserves to TDRs as of March 31, 2022 and December 31, 2021, respectively. There were no unfunded commitments associated with TDR loans and leases as of March 31, 2022.
All loans and leases modified as TDRs are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

The following table provides the number of loans modified as a TDR and the pre- and post-modification recorded investment by class of receivable:

	For the Three Months Ended March 31,
	2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	1	$56	$46
During the three months ended March 31, 2022, no loans were modified to TDR.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the three months ended March 31, 2021, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were no loans modified as a TDR during the previous 12 months which subsequently defaulted during the three months ended March 31, 2022 and 2021, respectively.

Additionally, the Corporation continues to work with borrowers impacted by COVID-19 and has provided modifications to include interest only deferrals and principal and interest deferrals. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of March 31, 2022, the Corporation had no deferrals outstanding. As of December 31, 2021, the Corporation had three deferrals outstanding, representing $293,000 in total loans.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing TDRs, by class:

	As of and for the Three Months Ended March 31, 2022
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$344	$382	$—	$346	$6	$—	$6
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	331	336	—	335	5	6	(1)
Commercial and industrial	3,609	3,709	—	4,546	68	21	47
Direct financing leases, net	—	—	—	16	—	1	(1)
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	4,284	4,427	—	5,243	79	28	51
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	1,452	1,452	1,141	1,084	25	—	25
Direct financing leases, net	84	84	84	73	1	—	1
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	1,536	1,536	1,225	1,157	26	—	26
Total:
Commercial real estate:
Owner occupied	344	382	—	346	6	—	6
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	331	336	—	335	5	6	(1)
Commercial and industrial	5,061	5,161	1,141	5,630	93	21	72
Direct financing leases, net	84	84	84	89	1	1	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Grand total	$5,820	$5,963	$1,225	$6,400	$105	$28	$77
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$348	$386	$—	$2,217	$145	$218	$(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	3,717	3,819	—	7,914	522	179	343
Direct financing leases, net	15	15	—	2	1	—	1
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Total	4,419	4,564	—	12,754	991	446	545
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,072	2,072	1,439	1,456	109	8	101
Direct financing leases, net	84	84	66	50	4	—	4
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	2,156	2,156	1,505	1,506	113	8	105
Total:
Commercial real estate:
Owner occupied	348	386	—	2,217	145	218	(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	5,789	5,891	1,439	9,370	631	187	444
Direct financing leases, net	99	99	66	52	5	—	5
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Grand total	$6,575	$6,720	$1,505	$14,260	$1,104	$454	$650
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $143,000 and $145,000 as of March 31, 2022, and December 31, 2021, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $203,000 and $217,000 of loans as of March 31, 2022, and December 31, 2021, respectively, that were performing TDRs, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$15,110	$8,413	$813	$24,336
Charge-offs	—	(22)	—	(22)
Recoveries	116	84	10	210
Net recoveries (charge-offs)	116	62	10	188
Provision for loan and lease losses	(1,461)	437	169	(855)
Ending balance	$13,765	$8,912	$992	$23,669

	As of and for the Three Months Ended March 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	—	(144)	—	(144)
Recoveries	2,219	453	1	2,673
Net (charge-offs) recoveries	2,219	309	1	2,529
Provision for loan and lease losses	(931)	(1,358)	221	(2,068)
Ending balance	$18,445	$9,544	$993	$28,982

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of March 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$13,765	$7,687	$992	$22,444
Individually evaluated for impairment	—	1,225	—	1,225
Total	$13,765	$8,912	$992	$23,669
Loans and lease receivables:
Collectively evaluated for impairment	$1,469,003	$730,101	$47,589	$2,246,693
Individually evaluated for impairment	675	5,145	—	5,820
Total	$1,469,678	$735,246	$47,589	$2,252,513

	As of December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$15,110	$6,908	$813	$22,831
Individually evaluated for impairment	—	1,505	—	1,505
Total	$15,110	$8,413	$813	$24,336
Loans and lease receivables:
Collectively evaluated for impairment	$1,453,941	$740,674	$39,741	$2,234,356
Individually evaluated for impairment	687	5,888	—	6,575
Total	$1,454,628	$746,562	$39,741	$2,240,931

Note 6 — Leases
The Corporation leases various office spaces and specialized lending production offices under non-cancellable operating leases which expire on various dates through 2033. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. During 2022, the Corporation entered into a new lease in the Southeast Wisconsin market resulting in a $1.6 million right-of-use asset. In addition, the Corporation received a $991,000 tenant improvement allowance which is recognized as a lease incentive and deducted from the right-of-use asset.
In 2019, the Corporation entered into a sublease for office space it vacated in its Kansas City metropolitan area which expires in 2023. During the first quarter 2022, the Corporation amended the sublease agreement, the amendment did not result in any impairment.

The components of total lease expense were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Operating lease cost	$383	$375
Short-term lease cost	37	39
Variable lease cost	126	129
Less: sublease income	(45)	(39)
Total lease cost, net	$501	$504

Quantitative information regarding the Corporation’s operating leases was as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	6.80	5.05
Weighted-average discount rate	2.68%	2.51%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2022	$1,241
2023	1,248
2024	1,073
2025	949
2026	935
Thereafter	3,003
Total undiscounted cash flows	8,449
Discount on cash flows	(869)
Total lease liability	$7,580

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	March 31, 2022	December 31, 2021
	(In Thousands)
Accrued interest receivable	$5,973	$5,497
Net deferred tax asset	8,146	6,175
Investment in historic development entities	2,299	2,299
Investment in low-income housing development entity	3,613	2,964
Investment in limited partnerships	11,441	9,874
Investment in Trust II	—	315
Prepaid expenses	3,655	2,689
Other assets	8,689	9,577
Total accrued interest receivable and other assets	$43,816	$39,390
As of March 30, 2022, the Corporation surrendered its common shares for no gain or loss and exited the Trust II entity. Previously, the Corporation was the sole owner of $315,000 of common securities issued by Trust II. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2021 is included in accrued interest receivable and other assets.

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	March 31, 2022			December 31, 2021
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$600,987	$562,530	—%	$589,559	$536,981	—%
Interest-bearing transaction accounts	539,492	533,251	0.19	530,225	506,693	0.19
Money market accounts	806,917	784,276	0.17	754,410	693,608	0.17
Certificates of deposit	63,977	52,519	0.42	54,091	47,020	0.84
Wholesale deposits	12,321	16,236	2.90	29,638	119,831	0.82
Total deposits	$2,023,694	$1,948,812	0.16	$1,957,923	$1,904,133	0.19

A summary of annual maturities of in-market and wholesale certificates of deposit at March 31, 2022 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2022	$51,679
2023	6,550
2024	15,125
2025	382
2026	490
Thereafter	2,072
$76,298

Wholesale deposits include $12.3 million of wholesale certificates of deposit and no non-reciprocal interest-bearing transaction accounts at March 31, 2022, compared to $19.6 million and $10.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2021.

Deposits include $20.9 million and $7.9 million of certificates of deposit and wholesale deposits which are denominated in amounts greater than $250,000 at March 31, 2022 and December 31, 2021, respectively.

Note 9 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	March 31, 2022			December 31, 2021
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances	$361,400	$385,080	1.08%	$368,800	$376,781	1.30%
Line of credit	—	345	2.74	500	78	2.90
Other borrowings	9,763	10,063	3.64	10,363	8,090	4.11
Subordinated notes payable	43,324	29,903	5.42	23,788	23,766	5.94
Junior subordinated notes(1)	—	9,850	20.46	10,076	10,068	11.05
	$414,487	$435,241	1.88	$413,527	$418,783	1.86
(1)Weighted average rate of junior subordinated notes reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.

A summary of annual maturities of borrowings at March 31, 2022 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2022	$165,600
2023	37,300
2024	35,500
2025	22,763
2026	—
Thereafter	153,324
$414,487
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Trust Preferred
Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.50% junior subordinated notes of the Corporation. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the junior subordinated notes on September 26, 2038. As of March 30, 2022 the junior subordinated notes were redeemed and the remaining unamortized debt issuance cost was accelerated due to the early redemption. As of December 31, 2021 the unamortized debt issuance cost included in junior subordinated notes on the Consolidated Balance Sheets was $239,000.
The Corporation issued a new subordinated note payable as of March 4, 2022. The principal amount of the newly issued subordinated note payable was $20.0 million which qualified as Tier 2 capital. The subordinated note bears a fixed interest rate of 3.50% with a maturity date of March 15, 2032. The subordinated note payable has certain performance debt covenants of which the Corporation was in compliance. The Corporation may, at its option, redeem the note, in whole or part, at any time after the fifth anniversary of issuance. As of March 31, 2022, $771,000 of debt issuance costs remain in the subordinated note payable balance, of which $480,000 is related to the recently issued subordinated note.
As of March 31, 2022, the Corporation had other borrowings of $9.7 million, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting. During 2021, the Corporation paid in full the borrowings associated with our investment in a community development entity.
As of March 31, 2022 and December 31, 2021, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2022, the Corporation pays a fee on this line of credit. During both the three months ended March 31, 2022 and 2021, the Corporation incurred interest expense of $3,000 due to this fee.
Note 10 — Preferred Stock
On March 4, 2022, the Corporation issued 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) in a private placement to institutional investors. The net proceeds received from the issuance of the Series A Preferred Stock were $12.0 million.

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus a spread of 539 basis points per annum. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $559,000 at March 31, 2022, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Balance at the beginning of the period	$635	$723
SBA recourse benefit	(76)	(130)
Balance at the end of the period	$559	$593

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,660	$—	$4,660
U.S. government agency securities - government-sponsored enterprises	—	18,427	—	18,427
Municipal securities	—	41,192	—	41,192
Residential mortgage-backed securities - government issued	—	17,829	—	17,829
Residential mortgage-backed securities - government-sponsored enterprises	—	100,440	—	100,440
Commercial mortgage-backed securities - government issued	—	5,079	—	5,079
Commercial mortgage-backed securities - government-sponsored enterprises	—	33,789	—	33,789
Other securities	—	2,215	—	2,215
Interest rate swaps	—	26,890	—	26,890
Liabilities:
Interest rate swaps	—	24,961	—	24,961

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,914	$—	$4,914
U.S. government agency securities - government-sponsored enterprises	—	19,935	—	19,935
Municipal securities	—	30,957	—	30,957
Residential mortgage-backed securities - government issued	—	19,661	—	19,661
Residential mortgage-backed securities - government-sponsored enterprises	—	85,705	—	85,705
Commercial mortgage-backed securities - government issued	—	5,771	—	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	—	36,531	—	36,531
Other securities	—	2,228	—	2,228
Interest rate swaps	—	26,343	—	26,343
Liabilities:
Interest rate swaps	—	28,283	—	28,283

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2022 or the year ended December 31, 2021 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$659	$659
Foreclosed properties	—	—	117	117
Loan servicing rights	—	—	1,517	1,517

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,000	$1,000
Foreclosed properties	—	—	164	164
Loan servicing rights	—	—	1,601	1,601

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $659,000 and $1.0 million at March 31, 2022 and December 31, 2021, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 13% - 100% as of the measurement date of March 31, 2022. The weighted average of those unobservable inputs was 30%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
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
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2022
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$95,603	$95,603	$95,603	$—	$—
Securities available-for-sale	223,631	223,631	—	223,631	—
Securities held-to-maturity	17,267	17,276	—	17,276	—
Loans held for sale	2,418	2,660	—	2,660	—
Loans and lease receivables, net	2,227,580	2,226,304	—	—	2,226,304
Federal Home Loan Bank stock	12,863	N/A	N/A	N/A	N/A
Accrued interest receivable	5,973	5,973	5,973	—	—
Interest rate swaps	26,890	26,890	—	26,890	—
Financial liabilities:
Deposits	2,023,694	2,023,923	1,947,396	76,527	—
Federal Home Loan Bank advances and other borrowings	414,487	415,169	—	415,169	—
Accrued interest payable	706	706	706	—	—
Interest rate swaps	24,961	24,961	—	24,961	—
Off-balance sheet items:
Standby letters of credit	165	165	—	—	165
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2021
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$57,110	$57,110	$57,110	$—	$—
Securities available-for-sale	205,702	205,702	—	205,702	—
Securities held-to-maturity	19,746	20,276	—	20,276	—
Loans held for sale	3,570	3,927	—	3,927	—
Loans and lease receivables, net	2,215,072	2,241,093	—	—	2,241,093
Federal Home Loan Bank stock	13,336	N/A	N/A	N/A	N/A
Accrued interest receivable	5,497	5,497	5,497	—	—
Interest rate swaps	26,343	26,343	—	26,343	—
Financial liabilities:
Deposits	1,957,923	1,968,195	1,894,273	73,922	—
Federal Home Loan Bank advances and other borrowings	403,451	409,894	—	409,894	—
Junior subordinated notes	10,076	8,844	—	—	8,844
Accrued interest payable	1,008	1,008	1,008	—	—
Interest rate swaps	28,283	28,283	—	28,283	—
Off-balance sheet items:
Standby letters of credit	203	203	—	—	203
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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of March 31, 2022 and December 31, 2021, the credit valuation allowance was $191,000.
The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $7.7 million and $24.9 million gross derivative asset. No right of offset existed with the dealer counterparty swaps as of March 31, 2022.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2022 and 2021 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized gain of $3.9 million was recognized in other comprehensive income for the three months ended March 31, 2022, and there were no ineffective portions of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized loss of $50,000 was recognized in other comprehensive income for the three months ended March 31, 2022 and there was no ineffective portion of these hedges.

	As of March 31, 2022
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	18	$184,644	7.57	$7,710
Interest rate swap agreements on loans with third-party counter parties	79	626,825	8.36	17,201
Derivatives designated as hedging instruments
Interest rate swap related to FHLB borrowings	11	$109,400	3.20	$1,979
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	61	$442,181	8.51	$24,911
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	10.03	$50

	As of December 31, 2021
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	41	$411,913	8.18	$26,343
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	39	$228,676	8.70	$6,595
Interest rate swap agreements on loans with third-party counter parties	80	640,589	8.37	19,748
Derivatives designated as hedging instruments
Interest rate swap related to FHLB borrowings	10	$106,000	3.17	$1,940
Note 14 — Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation regularly reviews and updates, when appropriate, its Capital and Liquidity Action Plan, which is designed to help ensure appropriate capital adequacy, to plan for future capital needs, and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Common Equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets. These risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

As of March 31, 2022, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of March 31, 2022
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$309,524	11.87%	$208,565	8.00%	$273,742	10.50%	N/A	N/A
First Business Bank	288,441	11.07	208,364	8.00	273,477	10.50	$260,455	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$241,782	9.27%	$156,424	6.00%	$221,600	8.50%	N/A	N/A
First Business Bank	264,023	10.14	156,273	6.00	221,386	8.50	$208,364	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$229,790	8.81%	$117,318	4.50%	$182,494	7.00%	N/A	N/A
First Business Bank	264,023	10.14	117,205	4.50	182,318	7.00	$169,296	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$241,782	9.09%	$106,443	4.00%	$106,443	4.00%	N/A	N/A
First Business Bank	264,023	9.95	106,151	4.00	106,151	4.00	$132,688	5.00%

	As of December 31, 2021
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$281,745	10.82%	$208,337	8.00%	$273,443	10.50%	N/A	N/A
First Business Bank	280,448	10.78	208,142	8.00	273,187	10.50	$260,178	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$232,795	8.94%	$156,253	6.00%	$221,358	8.50%	N/A	N/A
First Business Bank	255,286	9.81	156,107	6.00	221,151	8.50	$208,142	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$222,719	8.55%	$117,190	4.50%	$182,295	7.00%	N/A	N/A
First Business Bank	255,286	9.81	117,080	4.50	182,124	7.00	$169,116	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$232,795	8.94%	$104,145	4.00%	$104,145	4.00%	N/A	N/A
First Business Bank	255,286	9.81	104,045	4.00	104,045	4.00	$130,056	5.00%

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
    These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our stockholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
Financial Performance Summary

    Results as of and for the three months ended March 31, 2022 include:

•Net income totaled $8.7 million, or diluted earnings per share of $1.02, for the three months ended March 31, 2022, compared to $9.7 million, or diluted earnings per share of $1.12, for the same period in 2021.
•Annualized return on average assets (“ROA”) and annualized return on average equity (“ROE”) for the three months ended March 31, 2022 measured 1.30% and 14.47%, respectively, compared to 1.51% and 18.48% for the same period in 2021.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, totaled $9.9 million for the three months ended March 31, 2022, down 6.4% from the same period in 2021. Pre-tax, pre-provision adjusted return on average assets was 1.49% for the three months ended March 31, 2022, compared to 1.65% for the same period in 2021. Excluding PPP interest and fee income, pre-tax, pre-provision adjusted earnings totaled $9.6 million for the three months ended March 31, 2022, up 23.5% from the same period in 2021. Pre-tax, pre-provision adjusted return on average assets, excluding the impact of PPP, was 1.46% for the three months ended March 31, 2022, compared to 1.34% for the same period in 2021.
•The Corporation completed a private placement to institutional investors of $32.5 million in new capital consisting of a $20.0 million subordinated note and $12.5 million of Series A Preferred Stock. A portion of the proceeds were used to redeem $10.3 million of higher cost trust preferred securities in the first quarter of 2022. Management plans to redeem an additional $9.1 million of subordinated notes in the second quarter of 2022. The remainder of the proceeds will be used for general corporate purposes, including to support the Bank’s growth strategy, and to fund the Corporation’s previously announced $5 million share repurchase plan. The redemption of the trust preferred securities included the accelerated amortization of $236,000 in debt issuance costs.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $1.3 million for the three months ended March 31, 2022 compared to $3.1 million for the three months ended March 31, 2021. PPP fee income, included in loan fee amortization, was $249,000 for the three months ended March 31, 2022 compared to $2.2 million for the same period in 2021.
•Net interest margin was 3.39% for the three months ended March 31, 2022 compared to 3.44% for the same period in 2021. Adjusted net interest margin, which excludes certain one-time and volatile items, was 3.24% for the three months ended March 31, 2022 up from 3.20% for the same period in 2021. Excluding the one-time accelerated debt issuance amortization costs, adjusted net interest margin was 3.28%.
•Top line revenue, defined as net interest income plus non-interest income, totaled $28.8 million for the three months ended March 31, 2022, up $754,000, or 2.7% from the same period in 2021. Excluding PPP interest income and fees and the one-time accelerated debt issuance costs, top line revenue increased $3.5 million, up 13.9% from the same period in 2021.
•Provision for loan and lease losses was a benefit of $855,000 for the three months ended March 31, 2022 compared to a benefit of $2.1 million for the same period in 2021.
•Total assets at March 31, 2022 increased $71.2 million, or 10.7% annualized, to $2.724 billion from $2.653 billion at December 31, 2021.

•Period-end gross loans and leases receivable were $2.253 billion and $2.241 billion as of March 31, 2022 and December 31, 2021, respectively. Average gross loans and leases of $2.245 billion increased $61.7 million, or 2.8%, for the three months ended March 31, 2022, compared to $2.183 billion for the same period in 2021.
•Period-end gross loans and leases receivable, excluding net PPP loans, at March 31, 2022 increased $20.9 million, or 3.8% annualized, to $2.233 billion from $2.212 billion as of December 31, 2021. Average gross loans and leases, excluding net PPP loans, of $2.224 billion increased $283.0 million, or 14.6%, for the three months ended March 31, 2022, compared to $1.941 billion for the same period in 2021.
•Period-end gross PPP loans and PPP deferred processing fees were $18.5 million and $308,000, respectively, at March 31, 2022 compared to $27.9 million and $557,000 at December 31, 2021. Average PPP loans, net of deferred processing fees, were $20.9 million for the three months ended March 31, 2022 compared to $242.2 million for the same period in 2021.
•Non-performing assets were $5.7 million and 0.21% of total assets as of March 31, 2022, compared to $6.5 million and 0.25% of total assets as of December 31, 2021.
•The allowance for loan and lease losses decreased $667,000, or 2.7%, compared to December 31, 2021. The allowance for loan and lease losses decreased to 1.05% of total loans, compared to 1.09% at December 31, 2021. Excluding net PPP loans, the allowance for loan and lease losses decreased to 1.06% of total loans as of March 31, 2022, compared to 1.10% as of December 31, 2021.
•Period-end in-market deposits at March 31, 2022 increased $83.1 million, or 17.2% annualized, to $2.011 billion from $1.928 billion as of December 31, 2021. Average in-market deposits of $1.933 billion increased $210.5 million, or 12.2%, for the three months ended March 31, 2022, compared to $1.722 billion for the same period in 2021.
•Private wealth and trust assets under management and administration decreased by $86.7 million, or 3.0%, to $2.834 billion at March 31, 2022, compared to $2.921 billion at December 31, 2021. Private wealth management service fees increased $434,000, or 18.0% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased $754,000, or 2.7% ,for the three months ended March 31, 2022 compared to the same period in 2021, due to a 2.7% increase in both net interest income and non-interest income. The increase in net interest income was muted by a decrease in PPP interest and fees of $2.5 million and the accelerated amortization of $236,000 in debt issuance costs. Excluding PPP interest and fees and the one-time accelerated debt issuance costs, top line revenue grew 13.9%. The increase in net interest income was driven by an increase in average loans and leases outstanding, and related interest income, and a decrease in interest expense, partially offset by the aforementioned reduction in PPP interest and fees. The increase in non-interest income was primarily due to a $521,000 increase in other fee income, $434,000 increase in private wealth fee income, and $107,000 increase in loan fee income, partially offset by a reduction in gains on the sale of SBA loans and commercial loan swap fee income.
    The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$21,426	$20,863	$563	2.7%
Non-interest income	7,386	7,195	191	2.7
Top line revenue	$28,812	$28,058	$754	2.7

Annualized Return on Average Assets and Annualized Return on Average Equity
    ROA for the three months ended March 31, 2022 decreased to 1.30% compared to 1.51% for the three months ended March 31, 2021. The decrease in ROA was due to a decrease in PPP interest and fee income, decrease in loan loss provision benefit, and an increase in operating expenses, partially offset by an increase in top line revenue. Please refer to the Components of the Provision for Loan and Lease Losses included in the Provision for Loan and Lease Losses section below for further discussion on the reasons driving the decline in profitability. We consider ROA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROE for the three months ended March 31, 2022 was 14.47% compared to 18.48% for the three months ended March 31, 2021. The primary reason for the decrease in ROE is consistent with the net income variance explanation as discussed under Return on Average Assets above. We view ROE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
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
We believe the Corporation will generate positive operating leverage on an annual basis and progress towards enhancing the long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth, process improvement, and automation. These initiatives include efforts to grow our existing specialized lending revenues, increase our commercial banking market share, and scale our private wealth management business in our less mature commercial banking markets.
    We believe the efficiency ratio and pre-tax, pre-provision adjusted earnings allow investors and analysts to better assess the Corporation’s operating expenses in relation to its top line revenue by removing the volatility that is associated with certain non-recurring and other discrete items. The efficiency ratio and pre-tax, pre-provision adjusted earnings also allow management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROA and ROE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and pre-tax, pre-provision adjusted earnings.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$18,823	$17,330	$1,493	8.6%
Less:
Net loss on foreclosed properties	12	3	9	NM
Amortization of other intangible assets	—	8	(8)	(100.0)
SBA recourse benefit	(76)	(130)	54	(41.5)
Total operating expense	$18,887	$17,449	$1,438	8.2
Net interest income	$21,426	$20,863	$563	2.7
Total non-interest income	7,386	7,195	191	2.7
Less:
Net gain (loss) on sale of securities	—	—	—	NM
Adjusted non-interest income	7,386	7,195	191	2.7
Total operating revenue	$28,812	$28,058	$754	2.7
Efficiency ratio	65.55%	62.19%

Pre-tax, pre-provision adjusted earnings	$9,925	$10,609	$(684)	(6.4)
Average total assets	$2,666,241	$2,577,164	$89,077	3.5
Pre-tax, pre-provision adjusted return on average assets	1.49%	1.65%
NM = Not Meaningful

PPP loans, related fees, and interest income had a material impact on the prior period comparisons in the table above. As this economic stimulus was non-recurring, we believe these key performance indicators are a better indicator of current operating performance of the Corporation, excluding PPP loans and related fee and interest income. The table below includes the efficiency ratio, and pre-tax, pre-provision adjusted earnings and return on average assets, excluding average net PPP loans, fee income, and interest income.
The improvement in efficiency and pre-tax, pre-provision profitability, excluding the impact of PPP loans, was primarily due to the aforementioned increase in net interest income driven by an increase in average loans and leases receivable.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$18,823	$17,330	$1,493	8.6%
Less:
Net loss on foreclosed properties	12	3	9	NM
Amortization of other intangible assets	—	8	(8)	(100.0)
SBA recourse benefit	(76)	(130)	54	(41.5)
Total operating expense	$18,887	$17,449	$1,438	8.2
Net interest income	$21,426	$20,863	$563	2.7
Less:
PPP interest income	52	603	(551)	(91.4)
PPP loan fee amortization	249	2,212	(1,963)	(88.7)
Adjusted net interest income	21,125	18,048	3,077	17.0
Total non-interest income	7,386	7,195	191	2.7
Less:
Net gain (loss) on sale of securities	—	—	—	NM
Adjusted non-interest income	7,386	7,195	191	2.7
Adjusted operating revenue	$28,511	$25,243	$3,268	12.9
Efficiency ratio	66.24%	69.12%

Pre-tax, pre-provision adjusted earnings	$9,624	$7,794	$1,830	23.5
Average total assets	$2,666,241	$2,577,164	$89,077	3.5
Average PPP loans, net	20,935	242,242	(221,307)	(91.4)
Adjusted average total assets	$2,645,306	$2,334,922	$310,384	13.3
Pre-tax, pre-provision adjusted return on average assets	1.46%	1.34%

Net Interest Income

    Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2022 compared to the same period in 2021. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2022 Compared to 2021
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(122)	$940	$818
Commercial and industrial loans(1)	(23)	(501)	(524)
Direct financing leases(1)	10	(65)	(55)
Consumer and other loans(1)	1	37	38
Total loans and leases receivable	(134)	411	277
Mortgage-related securities	5	89	94
Other investment securities	(8)	36	28
FHLB and FRB Stock	1	19	20
Short-term investments	8	2	10
Total net change in income on interest-earning assets	(128)	557	429
Interest-bearing liabilities
Transaction accounts	(1)	6	5
Money market accounts	9	55	64
Certificates of deposit	(108)	(14)	(122)
Wholesale deposits	283	(483)	(200)
Total deposits	183	(436)	(253)
FHLB advances	(573)	360	(213)
Other borrowings	(67)	169	102
Junior subordinated notes(2)	236	(6)	230
Total net change in expense on interest-bearing liabilities	(221)	87	(134)
Net change in net interest income	$93	$470	$563
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale.
(2)Rate column includes $236,000 in accelerated amortization of debt issuance costs.

    The tables below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2022 and 2021. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,459,891	$13,346	3.66%	$1,357,141	$12,528	3.69%
Commercial and industrial loans(1)	718,364	9,101	5.07	757,898	9,625	5.08
Direct financing leases(1)	16,540	189	4.57	22,271	244	4.38
Consumer and other loans(1)	49,847	436	3.50	45,648	398	3.49
Total loans and leases receivable(1)	2,244,642	23,072	4.11	2,182,958	22,795	4.18
Mortgage-related securities(2)	184,962	760	1.64	163,324	666	1.63
Other investment securities(3)	50,555	215	1.70	42,177	187	1.77
FHLB and FRB stock	14,002	172	4.91	12,465	152	4.88
Short-term investments	31,111	16	0.21	24,823	6	0.10
Total interest-earning assets	2,525,272	24,235	3.84	2,425,747	23,806	3.93
Non-interest-earning assets	140,969			151,417
Total assets	$2,666,241			$2,577,164
Interest-bearing liabilities
Transaction accounts	$533,251	255	0.19	$521,130	250	0.19
Money market accounts	784,276	338	0.17	657,690	274	0.17
Certificates of deposit	52,519	55	0.42	57,424	177	1.23
Wholesale deposits	16,236	118	2.91	166,752	318	0.76
Total interest-bearing deposits	1,386,282	766	0.22	1,402,996	1,019	0.29
FHLB advances	385,080	1,036	1.08	366,670	1,249	1.36
Other borrowings	40,311	503	4.99	27,296	401	5.88
Junior subordinated notes(5)	9,850	504	20.47	10,063	274	10.89
Total interest-bearing liabilities	1,821,523	2,809	0.62	1,807,025	2,943	0.65
Non-interest-bearing demand deposit accounts	562,530			485,863
Other non-interest-bearing liabilities	42,537			73,695
Total liabilities	2,426,590			2,366,583
Stockholders’ equity	239,651			210,581
Total liabilities and stockholders’ equity	$2,666,241			$2,577,164
Net interest income		$21,426			$20,863
Interest rate spread			3.22%			3.27%
Net interest-earning assets	$703,749			$618,722
Net interest margin			3.39%			3.44%
Average interest-earning assets to average interest-bearing liabilities	138.64%			134.24%
Return on average assets(4)	1.30			1.51
Return on average equity(4)	14.47			18.48
Average equity to average assets	8.99			8.17
Non-interest expense to average assets(4)	2.82			2.69
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
(4)Represents annualized yields/rates.
(5)The calculation for the three months ended March 31, 2022 includes $236,000 in accelerated amortization of debt issuance costs.

Comparison of Net Interest Income for the Three Months Ended March 31, 2022 and 2021

    Net interest income increased $563,000, or 2.7%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Excluding the one-time accelerated debt issuance costs, net interest income grew by 3.8% compared to the prior year period. The increase in net interest income reflected an increase in average gross loans and leases and a decrease in interest expense, partially offset by a decrease in the yield on average interest-earning assets and reduction in fees in lieu of interest. Fees in lieu of interest, which can vary from quarter to quarter, totaled $1.3 million for the three months ended March 31, 2022, compared to $3.1 million for the same period in 2021. Excluding fees in lieu of interest and interest income from PPP loans in both periods of comparison, and the aforementioned accelerated debt issuance costs, net interest income increased $3.1 million, or 18.3%. Average gross loans and leases for the three months ended March 31, 2022 increased $61.7 million, or 2.8%, compared to the three months ended March 31, 2021. Excluding net PPP loans, average gross loans and leases for the three months ended March 31, 2022 increased $283.0 million, or 14.6%, compared to the three months ended March 31, 2021.
    The yield on average loans and leases for the three months ended March 31, 2022 was 4.11%, compared to 4.18% for the three months ended March 31, 2021. Excluding the impact of loan fees in lieu of interest and PPP loan interest income, the yield on average loans and leases excluding net PPP loans for the three months ended March 31, 2022 was 3.91%, compared to 3.94% for the three months ended March 31, 2021. Similarly, the yield on average interest-earning assets for the three months ended March 31, 2022 measured 3.84%, compared to 3.93% three months ended March 31, 2021. Excluding loan fees in lieu of interest and PPP loan interest income, the yield on average interest-earning assets excluding net PPP loans for the three months ended March 31, 2022 was 3.66%, compared to 3.69% for the three months ended March 31, 2021. The decline in yields for both periods of comparison was primarily due to the renewal of fixed-rate loans and reinvestment of cash flows from the securities portfolio at historically low interest rates.
    The average rate paid on total interest-bearing liabilities for the three months ended March 31, 2022 decreased to 0.62% from 0.65% for the three months ended March 31, 2021. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings. The average rate paid declined as the Corporation maintained low deposit rates over the period of comparison and renewed maturing FHLB advances at historically low fixed rates. In addition to the reduction in deposit rates and FHLB advance renewals, average wholesale deposits, which are typically longer duration and therefore a higher cost funding source than in-market deposits, decreased $150.5 million, or 90.3%.
                Net interest margin decreased five basis points to 3.39% for the three months ended March 31, 2022, compared to 3.44% for the three months ended March 31, 2021. Adjusted net interest margin measured 3.24% for the three months ended March 31, 2022, compared to 3.20% for the three months ended March 31, 2021. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the fees in lieu of interest and other recurring but volatile components of net interest margin divided by average interest-earning assets less average net PPP loans, if any, and other recurring but volatile components of average interest-earning assets. The increase in adjusted net interest margin was primarily due to a decrease in the average rate paid on total bank funding driven by in-market deposit growth, partially offset by a decrease in the average yield on loans and leases receivable. Excluding the one-time accelerated debt issuance amortization costs, adjusted net interest margin was 3.28%.
     Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in existing higher-yielding specialized lending lines of business will allow the Corporation to achieve a net interest margin of at least 3.50%, on average, over the long-term. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. The Corporation continues to maintain an asset-sensitive balance sheet and ended the quarter appropriately positioned for net interest income to benefit from rising short-term interest rates.
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

The Corporation recognized a $855,000 provision benefit for the three months ended March 31, 2022, compared to a benefit of $2.1 million for the three months ended March 31, 2021. The provision benefit for the three months ended March 31, 2022 was primarily due to a $416,000 reduction due to qualitative risk factor improvements, a net decrease in specific reserves of $280,000, a $206,000 reduction in the general reserve from improving historical loss rates, and net recoveries of $188,000. These decreases were partially offset by a $235,000 increase in the general reserve due to loan growth.
The following table shows the components of the provision for loan and lease losses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Change in general reserve due to subjective factor changes	$(416)	$1,082
Change in general reserve due to historical loss factor changes	(206)	(984)
Charge-offs	22	144
Recoveries	(210)	(2,673)
Change in specific reserves on impaired loans, net	(280)	(194)
Change due to loan growth, net	235	557
Total provision for loan and lease losses	$(855)	$(2,068)
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
Comparison of Non-Interest Income for the Three Months Ended March 31, 2022 and 2021
Non-Interest Income
    Non-interest income increased $191,000, or 2.7%, to $7.4 million for the three months ended March 31, 2022 compared to $7.2 million for the same period in 2021. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 25.6% of total revenues for the three months ended March 31, 2022 and March 31, 2021. The increase in total non-interest income for the three months ended March 31, 2022 primarily reflected strong private wealth management services fee income, an increase in other non-interest income, led by mezzanine fund investment income, and an increase in loan fees. These favorable variances were partially offset by a decrease in gains on the sale of SBA loans and a decrease in commercial loan interest rate swap fee income.

    The components of non-interest income were as follows:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$2,841	$2,407	$434	18.0%
Gain on sale of SBA loans	585	1,078	(493)	(45.7)
Service charges on deposits	999	917	82	8.9
Loan fees	652	545	107	19.6
Increase in cash surrender value of bank-owned life insurance	349	350	(1)	(0.3)
Swap fees	225	684	(459)	(67.1)
Other non-interest income	1,735	1,214	521	42.9
Total non-interest income	$7,386	$7,195	$191	2.7
Fee income ratio(1)	25.6%	25.6%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management service fees increased $434,000, or 18.0% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Private wealth management fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. This increase was driven by growth in assets under management and administration attributable to new client relationships. As of March 31, 2022, private wealth and trust assets under management and administration totaled $2.834 billion, increasing $447.5 million, or 18.8%, compared to $2.387 billion as of March 31, 2021.
Gain on sale of SBA loans for the three months ended March 31, 2022 decreased $493,000, or 45.7%, compared to the same period in 2021. Management believes SBA 7a loan production, while variable based on timing of closings, will continue to increase on an annual basis at a measured pace.
Loan fees increased $107,000, or 19.6%, for the three months ended March 31, 2022, compared to same period in 2021. The increase was principally due to an increase in conventional, SBA, and floorplan financing activity generating additional processing and service fee income.
Other non-interest income increased by $521,000 to $1.7 million for the three months ended March 31, 2022, compared to $1.2 million for the same period in 2021. The increase was as primarily due to an increase in returns from the Corporation’s investments in mezzanine funds.
Commercial loan interest rate swap fee income was $225,000 for the three months ended March 31, 2022, compared to $684,000 for the same period in 2021. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $626.8 million as of March 31, 2022, compared to $645.1 million as of March 31, 2021. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.

Comparison of Non-Interest Expense for the Three Months Ended March 31, 2022 and 2021
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2022 increased by $1.5 million, or 8.6%, to $18.8 million compared to $17.3 million for the same period in 2021. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $1.4 million, or 8.2%, to $18.9 million for the three months ended March 31, 2022 compared to $17.4 million for the same period in 2021. The increase in operating expense was primarily due to an increase in compensation, professional fees, marketing, and other non-interest expense.
The components of non-interest expense were as follows:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Compensation	$13,638	$12,657	$981	7.8%
Occupancy	555	552	3	0.5
Professional fees	1,170	866	304	35.1
Data processing	780	770	10	1.3
Marketing	500	391	109	27.9
Equipment	244	246	(2)	(0.8)
Computer software	1,082	1,115	(33)	(3.0)
FDIC insurance	313	362	(49)	(13.5)
Collateral liquidation costs	16	94	(78)	(83.0)
Net loss on foreclosed properties	12	3	9	NM
Other non-interest expense	513	274	239	87.2
Total non-interest expense	$18,823	$17,330	$1,493	8.6
Total operating expense(1)	$18,887	$17,449	$1,438	8.2
Full-time equivalent employees	313	306

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three months ended March 31, 2022 was $13.6 million, an increase of $981,000, or 7.8%, compared to $12.7 million for the three months ended March 31, 2021. The increase reflects above average annual merit increases, reflecting the competitive job market, as well as payroll taxes paid in the quarter on a record annual cash bonus plan payout, and an expanded workforce. Average full-time equivalent employees for the three months ended March 31, 2022 increased to 310, up 1.6%, compared to 305 for the three months ended March 31, 2021. We expect to continue investing in existing and new talent to support our long-term strategic plan.
Professional fees increased $304,000, or 35.1%, to $1.2 million for the three months ended March 31, 2022, compared to $866,000 for the three months ended March 31, 2021. The increase was principally due to an increase in legal expenses related to a historic tax credit investment, an increase in audit expenses, and a general increase in other professional and consulting services for various projects.
Marketing expense increased $109,000, or 27.9%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 primarily due to an increase in business development activities as the Corporation continues to return to pre-pandemic spending levels.
Other non-interest expense increased $239,000, or 87.2% to $513,000 for the three months ended March 31, 2022, compared to $274,000 for the three months ended March 31, 2021 partially due to an increase in travel expense. In addition, the three months ended March 31, 2021 included a reduction in credit valuation adjustment (“CVA”) related to the commercial loan interest rate swap program. The CVA can vary from period to period based on the size of the portfolio, credit metrics, and the interest rate environment in any given quarter.

Income Taxes
    Income tax expense totaled $2.2 million for the three months ended March 31, 2022 compared to an income tax expense of $3.1 million for the three months ended March 31, 2021. The effective tax rate, excluding discrete items, for the three months ended March 31, 2022 was 23.5% compared to 23.4% for the three months ended March 31, 2021. For 2022, the Corporation expects to report an effective tax rate of 23%-24%, excluding discrete items, as management intends to continue actively pursuing tax credit opportunities.
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

Financial Condition
General
    Total assets increased by $71.2 million, or 2.7%, to $2.724 billion as of March 31, 2022 compared to $2.653 billion at December 31, 2021. The increase in total assets was primarily driven by short-term investments, securities, and loans and leases receivable. Total liabilities increased by $58.5 million, or 2.4%, to $2.479 billion at March 31, 2022 compared to $2.420 billion at December 31, 2021. The increase in total liabilities was principally due to an increase in deposits and other borrowings, partially offset by a decrease in junior subordinated debentures. Total stockholders’ equity increased by $12.6 million, or 5.4%, to $245.1 million at March 31, 2022 compared to $232.4 million at December 31, 2021. The increase in total stockholders’ equity was due to retention of earnings and issuance of preferred stock, partially offset by dividends paid to common stockholders.
Cash and Cash Equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Short-term investments increased by $28.1 million to $75.5 million at March 31, 2022 from $47.4 million at December 31, 2021. The increase in short-term investments was primarily due to solid in-market deposit growth and elevated loan payoffs. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance sheet liquidity program. As of March 31, 2022 and December 31, 2021, interest-bearing deposits held at the FRB were $74.9 million and $47.0 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $15.5 million, or 6.9%, to $240.9 million, or 8.8% of total assets at March 31, 2022 compared to $225.4 million, or 8.5% of total assets at December 31, 2021. During the three months ended March 31, 2022 we recognized unrealized losses of $12.5 million before income taxes through other comprehensive income, compared to unrealized losses of $2.2 million for the same period in 2021. As of March 31, 2022 and December 31, 2021, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 6.0 years and 5.7 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2022.

Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $12.5 million to $2.228 billion at March 31, 2022 from $2.215 billion at December 31, 2021 which was driven by commercial loan growth, partially offset by elevated loan payoffs and PPP loan forgiveness. Loans and leases receivable, net of allowance for loan and lease losses and excluding net PPP loans, increased by $21.6 million to $2.209 billion at March 31, 2022 from $2.188 billion at December 31, 2021. The Corporation experienced elevated loan payoffs of nearly $90 million during the three months ended March 31, 2022, compared to just over $30 million for the three months ended December 31, 2021. These elevated levels of payoffs primarily stem from the sales of businesses and real estate properties, which can be variable depending on market conditions.
Total commercial real estate (“CRE”) loans increased $15.1 million to $1.470 billion, up from $1.455 billion at December 31, 2021. Owner occupied CRE and construction financing drove CRE loan growth as of March 31, 2022, increasing $18.6 million, and $20.6 million, respectively, from December 31, 2021, partially offset by a $17.6 million and $5.2 million decline in multi-family and non-owner occupied CRE loans, respectively.
There continues to be a concentration in CRE loans which represented 65.8% and 65.8% of our total loans, excluding net PPP loans, as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, 17.3% of the CRE loans were owner-occupied CRE, compared to 16.2% as of December 31, 2021. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Excluding net PPP loans, C&I loans decreased $1.0 million, to $702.5 million from $703.5 million at December 31, 2021. Despite the aforementioned elevated payoffs, management believes the timely prior-period investments in the Corporation’s specialized lending business lines, such as dealer floorplan financing, small-ticket equipment vendor financing, accounts receivable financing, and asset based lending have positioned C&I lending for strong and sustainable growth in 2022 and beyond. Including net PPP loans, our C&I portfolio decreased $10.1 million to $720.7 million from $730.8 million at December 31, 2021.
We will continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
Underwriting of new credit is primarily through approval from a serial sign-off or committee process and is a key component of our operating philosophy. Business development officers have no individual lending authority limits. In addition, we make every reasonable effort to ensure that there is appropriate collateral or a government guarantee at the time of origination to protect our interest in the related loan or lease. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.
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
Deposits
    As of March 31, 2022, deposits increased by $65.8 million, or 13.4% annualized, to $2.024 billion from $1.958 billion at December 31, 2021, primarily due to a $20.7 million and $52.5 million increase in transaction accounts and money market accounts, respectively, partially offset by a decrease in wholesale deposits of $17.3 million. The large increase in deposits was primarily due to successful business development efforts as the Bank’s deposit-centric sales strategy, led by treasury management sales, contributed to growth across the majority of in-market deposit categories. Period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were approximately $1.933 billion for the three months ended March 31, 2022, up 14.1% annualized, compared to $1.867 billion for the three months ended December 31, 2021.

FHLB Advances and Other Borrowings
    As of March 31, 2022, FHLB advances and other borrowings increased by $11.0 million, or 2.7%, to $414.5 million from $403.5 million at December 31, 2021. While total wholesale funding as a percentage of total bank funding has decreased meaningfully overall due to significant in-market deposit growth, we continue to replace our maturing brokered certificates of deposit with FHLB advances at lower rates, as needed, to match-fund fixed rate loans and mitigate interest rate risk. Total bank funding is defined as total deposits plus FHLB advances.
As of March 31, 2022 and December 31, 2021, the Corporation had other borrowings of $9.8 million and $10.4 million respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting, in addition to borrowings associated with our investment in a community development entity.
    The Corporation completed a private placement of $20.0 million in new subordinated debt to one institutional investor. Management plans to use a portion of the proceeds during the second quarter of 2022 to redeem $9.1 million of subordinated notes bearing a fixed interest rate of 6.00%. The remainder of the proceeds will be used for general corporate purposes, including to support the Bank’s growth strategy, and to fund the Corporation’s previously announced $5 million share repurchase plan. The subordinated note bears a fixed interest rate of 3.50% with a maturity date of March 15, 2032 and has certain performance debt covenants of which the Corporation was in compliance as of March 31, 2022. The Corporation may, at its option, redeem the note, in whole or part, at any time after the fifth anniversary of issuance. As of March 31, 2022, $771,000 of debt issuance cost remain in the subordinated note payable balance, and $480,000 is related to the recently issued subordinated note. When and if the $9.1 million subordinated debt is redeemed during the second quarter of 2022, the Corporation will accelerate the amortization of approximately $12,000 in prior debt issuance costs.
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
Preferred Stock
On March 4, 2022, the Corporation issued 12,500 shares, or $12.5 million in aggregate liquidation preference, of its 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) in a private placement to institutional investors. The net proceeds received from the issuance of the Series A Preferred Stock were $12.0 million. The proceeds were used to redeem $10.1 million of junior subordinated notes in the first quarter of 2022.
The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

Derivatives
The Board approved Bank policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps. The Bank utilizes, from time to time, derivative instruments in the course of its asset/liability management. The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets.
As of March 31, 2022, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $626.8 million, compared to $640.6 million as of December 31, 2021. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between May 2024 and March 2038. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2022, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $7.7 million and as a derivative liability of $24.9 million compared to a derivative asset and liability of $26.3 million and $6.6 million, respectively, as of December 31, 2021. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between May 2024 and March 2038. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $17.2 million as of March 31, 2022, compared to a net derivative liability of $19.7 million as of December 31, 2021. The gross amount of dealer counterparty swaps as of March 31, 2022, without regard to the enforceable master netting agreement, was a gross derivative liability of $7.7 million and a gross derivative asset of $24.9 million, compared to a gross derivative liability of $26.3 million and gross derivative asset of $6.6 million as of December 31, 2021.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of March 31, 2022, the aggregate notional value of interest rate swaps designated as cash flow hedges was $109.4 million. These interest rate swaps mature between December 2022 and March 2034. A pre-tax unrealized gain of $3.9 million was recognized in other comprehensive income for the three months ended March 31, 2022 and there was no ineffective portion of these hedges.
The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of March 31, 2022, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized loss of $50,000 was recognized in other comprehensive income for the three months ended March 31, 2022 and there was no ineffective portion of these hedges.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Impaired Assets
    Total impaired assets consisted of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$344	$348
Commercial real estate - non-owner occupied	—	—
Land development	—	—
Construction	—	—
Multi-family	—	—
1-4 family	331	339
Total non-accrual commercial real estate	675	687
Commercial and industrial	4,858	5,572
Direct financing leases, net	84	99
Consumer and other:
Home equity and second mortgages	—	—
Other	—	—
Total non-accrual consumer and other loans	—	—
Total non-accrual loans and leases	5,617	6,358
Foreclosed properties, net	117	164
Total non-performing assets	5,734	6,522
Performing troubled debt restructurings	203	217
Total impaired assets	$5,937	$6,739

Total non-accrual loans and leases to gross loans and leases	0.25%	0.28%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.25	0.29
Total non-performing assets to total assets	0.21	0.25
Allowance for loan and lease losses to gross loans and leases	1.05	1.09
Allowance for loan and lease losses to non-accrual loans and leases	421.38	382.76
    Net PPP loans outstanding as of March 31, 2022 and December 31, 2021, were $18.2 million and $27.3 million, respectively. The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	March 31, 2022	December 31, 2021
Total non-accrual loans and leases to gross loans and leases	0.25%	0.29%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.26	0.29
Total non-performing assets to total assets	0.21	0.25
Allowance for loan and lease losses to gross loans and leases	1.06	1.10
Non-accrual loans decreased $741,000, or 11.7%, to $5.6 million at March 31, 2022, compared to $6.4 million at December 31, 2021. The decrease in non-accrual loans was principally due to loan payoffs, loans returning to accrual status, and $22,000 of charge-offs. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.25% and 0.28% at March 31, 2022 and December 31, 2021, respectively. Non-accrual loans as a percentage of total gross loans and leases, excluding net PPP loans, was 0.25% and 0.29% at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, $621,000 and $627,000 of non-accrual loans and leases were considered TDRs, respectively.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 0.21% at March 31, 2022 from 0.25% at December 31, 2021. As of March 31, 2022, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.9% of the total portfolio was in a current payment status, compared to 99.8% as of December 31, 2021. We also monitor asset quality through our established categories as defined in Note 5 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    As of March 31, 2022, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
    The following represents additional information regarding our impaired loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2022	2021	2021
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$4,284	$10,391	$4,419
Impaired loans and leases with impairment reserves required	1,536	8,660	2,156
Total impaired loans and leases	5,820	19,051	6,575
Less: Impairment reserve (included in allowance for loan and lease losses)	1,225	3,487	1,505
Net impaired loans and leases	$4,595	$15,564	$5,070
Average impaired loans and leases	$6,400	$22,091	$14,260
Foregone interest income attributable to impaired loans and leases	$105	$603	$1,104
Less: Interest income recognized on impaired loans and leases	28	68	454
Net foregone interest income on impaired loans and leases	$77	$535	$650
Allowance for Loan and Lease Losses
    The allowance for loan and lease losses decreased $667,000, or 2.7%, to $23.7 million as of March 31, 2022 from $24.3 million as of December 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases decreased to 1.05% as of March 31, 2022 from 1.09% as of December 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.06% as of March 31, 2022 compared to 1.10% as of December 31, 2021. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally due to the net decrease in specific reserves and qualitative risk factor improvements. These general and specific reserve releases were partially offset primarily by an increase in general reserve commensurate with loan growth. All loan segments experienced a reduction in historical loss factors as the look-back period continued to roll off the Corporation’s higher loss rates from the Great Recession. Absent any significant charge-offs, management believes this will continue in 2022.
    There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.

    During the three months ended March 31, 2022, we recorded net recoveries on impaired loans and leases of $188,000, comprised of $22,000 of charge-offs and $210,000 of recoveries. While we likely will continue to experience some level of periodic charge-offs in the future, as exit strategies are considered and executed, management believes charge-offs in the foreseeable future will remain at low levels based on total non-accrual loans and leases as a percentage of gross loans and leases of 0.25% at March 31, 2022; which is the Corporation’s lowest level of non-accrual loans since the fourth quarter of 2006. Loans and leases with previously established specific reserves, however, may ultimately result in a charge-off under a variety of scenarios.
    As of March 31, 2022 and December 31, 2021, our ratio of allowance for loan and lease losses to total non-accrual loans and leases was 421.38% and 382.76%, respectively. This ratio increased primarily due to the substantial decrease in non-accrual loans and leases discussed above, in comparison to the decrease in the allowance for loan and leases losses. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2022.
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
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of March 31, 2022 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $23.7 million, or 1.05% of gross loans and leases, at March 31, 2022. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Allowance at beginning of period	$24,336	$28,521
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(22)	(144)
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	—
Other	—	—
Total charge-offs	(22)	(144)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	115	140
Commercial real estate — non-owner occupied	1	—
Construction and land development	—	2,078
Multi-family	—	—
1-4 family	—	1
Commercial and industrial	84	453
Direct financing leases	—	—
Consumer and other:
Home equity and second mortgages	—	1
Other	10	—
Total recoveries	210	2,673
Net recoveries	188	2,529
Provision for loan and lease losses	(855)	(2,068)
Allowance at end of period	$23,669	$28,982
Annualized net (recoveries) charge-offs as a percent of average gross loans and leases	(0.03)%	(0.46)%
Annualized net (recoveries) charge-offs as a percent of average gross loans and leases, excluding average net PPP loans	(0.03)%	(0.52)%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2022 were the interest payments due on subordinated notes and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on March 31, 2022, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
    The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary source of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds, and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition.
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of March 31, 2022 and December 31, 2021, our immediate on-balance sheet liquidity was $638.9 million and $529.5 million, respectively. At March 31, 2022 and December 31, 2021, the Bank had $74.9 million and $47.0 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $373.7 million of outstanding wholesale funds at March 31, 2022, compared to $398.4 million of wholesale funds as of December 31, 2021, which represented 15.7% and 17.1%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits increased $83.1 million, or 17.2% annualized, to $2.011 billion at March 31, 2022 from $1.928 billion at December 31, 2021 as in-market deposit balances increased due to successful business development efforts. Our in-market relationships continue to grow; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale certificates of deposit do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of March 31, 2022.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended March 31, 2022. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral.

As of March 31, 2022, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Corporation has filed a shelf registration with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $75.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, subscription rights, units, or depository shares, or any combination thereof.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
As previously announced, effective March 4, 2022, the Corporation’s Board authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, effective March 4, 2022 through March 4, 2023. During March, the Corporation repurchased a total of 4,502 shares for approximately $148,000 at an average cost of $32.87 per share.
    During the three months ended March 31, 2022, operating activities resulted in a net cash inflow of $2.1 million, which included net income of $8.7 million, partially offset by a $7.0 million net decrease in other liabilities primarily due to a reduction in annual cash bonus and profit sharing accruals. Net cash used by investing activities for the three months ended March 31, 2022 was $40.1 million primarily due to investments made in securities available for sale and net loan disbursements. Net cash provided by financing activities was $76.5 million for the three months ended March 31, 2022 primarily due to a net increase in deposits and private placement to institutional investors of $32.5 million in new capital consisting of $20.0 million of subordinated note and $12.5 million of preferred stock, partially offset by the redemption of trust preferred securities and related payoff of junior subordinated debentures, and a net reduction in FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of March 31, 2022, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

    There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
    On March 4, 2022, the Corporation’s Board approved a new share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending March 4, 2023. During March, the Corporation repurchased a total of 4,502 shares for approximately $148,000 at an average cost of $32.87 per share.
    Under the share repurchase program, the Corporation is authorized to repurchase shares from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Corporation implemented a 10b5-1 trading plan. The trading plan allows the Corporation to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws by requiring that an agent selected by the Corporation repurchase shares of common stock on the Corporation’s behalf on pre-determined terms.
    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	—
February 1, 2022 - February 28, 2022	13,721	33.60	—	—
March 1, 2022 - March 31, 2022	4,502	32.87	4,502	—
Total	18,223	33.42	4,502	138,622

(1)During the first quarter of 2022, the Corporation repurchased an aggregate 18,223 shares of the Corporation’s common stock in open-market transactions, of which 4,502 shares were purchased pursuant to the repurchase program publicly announced on March 4, 2022, and of which 13,721 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

3.1	Articles of Amendment dated March 2, 2022 to the Corporation’s Amended and Restated Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on March 4, 2022)

4.1	Form of 3.50% Fixed-to-Floating Rate Subordinated Note (incorporated by reference to the Current Report on Form 8-K filed on March 4, 2022)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 29, 2022	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 29, 2022	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)