Form 10-Q
period 2022-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2022-07-29
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 24, 2022 was 8,475,953 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$39,251	$9,697
Short-term investments	56,233	47,413
Cash and cash equivalents	95,484	57,110
Securities available-for-sale, at fair value	208,643	205,702
Securities held-to-maturity, at amortized cost	13,968	19,746
Loans held for sale	2,256	3,570
Loans and leases receivable, net of allowance for loan and lease losses of $24,104 and $24,336, respectively	2,265,996	2,215,072
Premises and equipment, net	1,899	1,694
Foreclosed properties	124	164
Right-of-use assets, net	5,772	4,910
Bank-owned life insurance	54,324	53,600
Federal Home Loan Bank stock, at cost	22,959	13,336
Goodwill and other intangible assets	12,262	12,268
Derivatives	44,461	26,343
Accrued interest receivable and other assets	48,868	39,390
Total assets	$2,777,016	$2,652,905
Liabilities and Stockholders’ Equity
Deposits	$1,869,331	$1,957,923
Federal Home Loan Bank advances and other borrowings	596,642	403,451
Junior subordinated notes	—	10,076
Lease liabilities	7,207	5,406
Derivatives	40,357	28,283
Accrued interest payable and other liabilities	13,556	15,344
Total liabilities	2,527,093	2,420,483
Stockholders’ equity:
Preferred stock, Series A; $0.01 par value, 7% non-cumulative perpetual preferred stock liquidation preference $1,000 per share, 2,500,000 shares authorized, 12,500 and no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11,992	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,367,337 and 9,326,361 shares issued, 8,474,699 and 8,457,564 shares outstanding at June 30, 2022 and December 31, 2021, respectively	94	93
Additional paid-in capital	86,123	85,797
Retained earnings	186,302	170,020
Accumulated other comprehensive loss	(11,588)	(1,457)
Treasury stock, 892,638 and 868,797 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(23,000)	(22,031)
Total stockholders’ equity	249,923	232,422
Total liabilities and stockholders’ equity	$2,777,016	$2,652,905

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$25,687	$23,591	$48,759	$46,386
Securities	1,064	816	2,039	1,669
Short-term investments	280	192	468	351
Total interest income	27,031	24,599	51,266	48,406
Interest expense
Deposits	1,058	943	1,824	1,962
Federal Home Loan Bank advances and other borrowings	2,313	1,727	3,851	3,377
Junior subordinated notes	—	277	504	552
Total interest expense	3,371	2,947	6,179	5,891
Net interest income	23,660	21,652	45,087	42,515
Provision for loan and lease losses	(3,727)	(958)	(4,582)	(3,026)
Net interest income after provision for loan and lease losses	27,387	22,610	49,669	45,541
Non-interest income
Private wealth management service fees	2,852	2,744	5,693	5,151
Gain on sale of Small Business Administration loans	951	1,203	1,537	2,281
Service charges on deposits	1,041	941	2,040	1,859
Loan fees	697	569	1,349	1,114
Increase in cash surrender value of bank-owned life insurance	350	350	698	699
Net gain on sale of securities	—	29	—	29
Swap fees	471	—	697	684
Other non-interest income	510	485	2,244	1,699
Total non-interest income	6,872	6,321	14,258	13,516
Non-interest expense
Compensation	14,020	13,255	27,658	25,912
Occupancy	568	533	1,123	1,085
Professional fees	1,298	913	2,468	1,778
Data processing	892	798	1,673	1,569
Marketing	670	511	1,170	902
Equipment	235	261	479	506
Computer software	1,117	1,129	2,199	2,244
FDIC insurance	296	280	610	642
Other non-interest expense	360	504	900	876
Total non-interest expense	19,456	18,184	38,280	35,514
Income before income tax expense	14,803	10,747	25,647	23,543
Income tax expense	3,599	2,512	5,771	5,577
Net income	11,204	8,235	19,876	17,966
Preferred stock dividend	246	—	246	—
Net income available to common shareholders	$10,958	$8,235	$19,630	$17,966
Earnings per common share
Basic	$1.29	$0.95	$2.31	$2.08
Diluted	1.29	0.95	2.31	2.08
Dividends declared per share	0.1975	0.18	0.395	0.36
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Net income	$11,204	$8,235	$19,876	$17,966
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(7,184)	662	(19,665)	(1,576)
Reclassification adjustment for net gain realized in net income	—	(29)	—	(29)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	3	7	8	15
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	2,175	(271)	6,044	1,818
Income tax benefit (expense)	1,281	(94)	3,482	(58)
Total other comprehensive (loss) income	(3,725)	275	(10,131)	170
Comprehensive income	$7,479	$8,510	$9,745	$18,136

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2021	8,566,960	$—	$92	$83,125	$140,431	$(933)	$(16,553)	$206,162
Net income	—	—	—	—	9,731	—	—	9,731
Other comprehensive loss	—	—	—	—	—	(105)	—	(105)
Share-based compensation - restricted shares and employee stock purchase plan	84,255	—	1	530	—	—	—	531
Issuance of common stock under the employee stock purchase plan	1,775	—	—	39	—	—	—	39
Cash dividends ($0.18 per share)	—	—	—	—	(1,541)	—	—	(1,541)
Treasury stock purchased	(14,795)	—	—	—	—	—	(326)	(326)
Balance at March 31, 2021	8,638,195	$—	$93	$83,694	$148,621	$(1,038)	$(16,879)	$214,491
Net income	—	—	—	—	8,235	—	—	8,235
Other comprehensive loss	—	—	—	—	—	275	—	275
Share-based compensation - restricted shares and employee stock purchase plan	1,421	—	—	607	—	—	—	607
Issuance of common stock under the employee stock purchase plan	1,694	—	—	42	—	—	—	42
Cash dividends ($0.18 per share)	—	—	—	—	(1,556)	—	—	(1,556)
Treasury stock purchased	(23,549)	—	—	—	—	—	(642)	(642)
Balance at June 30, 2021	8,617,761	$—	$93	$84,343	$155,300	$(763)	$(17,521)	$221,452

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2022	8,457,564	$—	$93	$85,797	$170,020	$(1,457)	$(22,031)	$232,422
Net income	—	—	—	—	8,672	—	—	8,672
Other comprehensive loss	—	—	—	—	—	(6,406)	—	(6,406)
Issuance of preferred stock, net of issuance costs	—	11,992	—	—	—	—	—	11,992
Share-based compensation - restricted shares and employee stock purchase plan	47,864	—	1	608	—	—	—	609
Issuance of common stock under the employee stock purchase plan	1,380	—	—	40	—	—	—	40
Treasury stock re-issued	—	—	—	(1,002)	—	—	1,002	—
Cash dividends ($0.1975 per share)	—	—	—	—	(1,670)	—	—	(1,670)
Treasury stock purchased	(18,223)	—	—	—	—	—	(608)	(608)
Balance at March 31, 2022	8,488,585	$11,992	$94	$85,443	$177,022	$(7,863)	$(21,637)	$245,051
Net income	—	—	—	—	11,204	—	—	11,204
Other comprehensive income	—	—	—	—	—	(3,725)	—	(3,725)
Share-based compensation - restricted shares and employee stock purchase plan	25,860	—	—	645	—	—	—	645
Issuance of common stock under the employee stock purchase plan	1,254	—	—	35	—	—	—	35
Preferred stock dividends	—	—	—	—	(246)	—	—	(246)
Cash dividends ($0.1975 per share)	—	—	—	—	(1,678)	—	—	(1,678)
Treasury stock purchased	(41,000)	—	—	—	—	—	(1,363)	(1,363)
Balance at June 30, 2022	8,474,699	$11,992	$94	$86,123	$186,302	$(11,588)	$(23,000)	$249,923

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2022	2021
	(In Thousands)
Operating activities
Net income	$19,876	$17,966
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,695)	(1,359)
Impairment of tax credit investments	(351)	—
Provision for loan and lease losses	(4,582)	(3,026)
Derivative credit valuation adjustment	—	(376)
Depreciation, amortization and accretion, net	2,025	1,845
Loss on disposal of equipment	—	56
Share-based compensation	1,254	1,138
Net gain on sale of securities	—	(29)
Increase in bank-owned life insurance policies	(698)	(699)
Origination of loans for sale	(61,278)	(48,137)
Sale of SBA loans originated for sale	64,129	53,054
Gain on sale of loans originated for sale	(1,537)	(2,281)
Net loss on foreclosed properties, including impairment valuation	20	1
Loan servicing right impairment valuation	—	(78)
Excess tax benefit (expense) from share-based compensation	183	(16)
Returns on investments in limited partnerships	314	—
Payments on operating lease liabilities	(817)	(788)
Payments received on operating leases	90	82
Net increase in accrued interest receivable and other assets	(13,814)	(1,152)
Net increase (decrease) in accrued interest payable and other liabilities	13,658	(1,230)
Net cash provided by operating activities	16,777	14,971
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	20,185	31,315
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	5,761	3,969
Proceeds from sale of available-for-sale securities	—	14,955
Purchases of available-for-sale securities	(43,231)	(35,559)
Proceeds from sale of foreclosed properties	37	—
Net (increase) decrease in loans and leases	(46,359)	2,444
Investments in limited partnerships	(363)	—
Returns of investments in limited partnerships	—	60
Distribution from historic development entities	282	57
Investment in low-income housing entities	(5,937)	(1,307)
Investment in Federal Home Loan Bank stock	(23,370)	(6,314)
Proceeds from the sale of Federal Home Loan Bank stock	13,746	6,440
Purchases of leasehold improvements and equipment, net	(469)	(135)
Proceeds from sale of leasehold improvements and equipment	—	12
Premium payment on bank owned life insurance policies	(25)	—
Proceeds from redemption of Trust II stock	315	—
Net cash used in investing activities	(79,428)	15,937
Financing activities
Net (decrease) increase in deposits	(88,592)	305,191
Proceeds from Federal Home Loan Bank advances	1,413,844	510,300

Repayment of Federal Home Loan Bank advances	(1,228,543)	(517,000)
Repayment of subordinated notes payable	(9,090)	—
Proceeds from issuance of subordinated notes payable	20,000	—
Repayment of junior subordinated notes payable	(10,076)	—
Net (decrease) increase in long-term borrowed funds	(3,020)	7,653
Cash dividends paid	(3,348)	(3,097)
Preferred stock dividends paid	(246)	—
Proceeds from issuance of common stock under ESPP	75	81
Proceeds from issuance of preferred stock	11,992	—
Purchase of treasury stock	(1,971)	(968)
Net cash provided by financing activities	101,025	302,160
Net increase in cash and cash equivalents	38,374	333,068
Cash and cash equivalents at the beginning of the period	57,110	56,909
Cash and cash equivalents at the end of the period	$95,484	$389,977
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$5,707	$7,469
Income taxes paid	(31)	7,658
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	316
Transfer from loans and leases to foreclosed properties	17	149
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community banks. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. As of June 30, 2022, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), BOC Investment, LLC (“BOC”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (“Trust II”) was not consolidated into the financial statements. As of March 30, 2022, the Bank’s trust preferred securities were redeemed and Trust II was subsequently dissolved.
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for loan and lease losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2022. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as Current Expected Credit Losses (“CECL”). The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. The ASU also requires consideration of a broader range of information to inform credit loss estimates, including such factors as past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and any other financial asset not excluded from the scope under which the Corporation has the contractual right to receive cash. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 1, 2020 to January 1, 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and has deferred adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard. Management will continue to progress on its implementation project plan and improve the Corporation’s approach throughout the deferral period.
In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Corporation expects to utilize the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-01, and does not expect such adoption to have a material impact on its accounting and disclosures.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$11,204	$8,235	$19,876	$17,966
Less: preferred stock dividends	246	—	246	—
Less: earnings allocated to participating securities	310	238	547	493
Basic earnings allocated to common shareholders	$10,648	$7,997	$19,083	$17,473
Weighted-average common shares outstanding, excluding participating securities	8,225,838	8,385,069	8,245,317	8,381,868
Basic earnings per common share	$1.29	$0.95	$2.31	$2.08

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$10,648	$7,997	$19,083	$17,473
Weighted-average diluted common shares outstanding, excluding participating securities	8,225,838	8,385,069	8,245,317	8,381,868
Diluted earnings per common share	$1.29	$0.95	$2.31	$2.08

Note 3 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2022, 154,002 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.
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
The Corporation may issue a combination of performance-based restricted stock units (“PRSU”) and time-based restricted stock awards to its plan participants. Vesting of the performance-based restricted stock units will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Equity (“ROE”) and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROE metric will be adjusted if there is a change in the expectation of ROE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2021 and the six months ended June 30, 2022 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of January 1, 2021	143,246	$23.04	39,570	$28.85	4,988	$24.08	187,804	$24.29
Granted (1)	67,515	22.39	23,550	27.12	2,065	21.68	93,130	23.57
Vested	(61,384)	22.26	—	—	(2,001)	22.91	(63,385)	22.28
Forfeited	(7,760)	23.24	—	—	—	—	(7,760)	23.24
Nonvested balance as of December 31, 2021	141,617	23.06	63,120	28.20	5,052	23.56	209,789	24.62
Granted (1)	55,275	33.59	37,335	24.71	335	33.60	92,945	30.02
Vested	(46,367)	23.38	(43,020)	18.91	(1,552)	24.17	(90,939)	21.28
Forfeited	(1,807)	25.60	—	—	—	—	(1,807)	25.60
Nonvested balance as of June 30, 2022	148,718	$26.84	57,435	$32.89	3,835	$24.19	209,988	$28.45
Unrecognized compensation cost (in thousands)	$3,222		$1,239		$70		$4,531
Weighted average remaining recognition period (in years)	2.67		2.00		1.97		2.47
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved plus related to the performance based restricted stock units. The number of shares actually issued may vary. During the six months ended June 30, 2022, an additional 21,510 were issued related to actual performance results of previously granted awards.
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
During the six months ended June 30, 2022, the Corporation issued 2,634 shares of common stock under the ESPP. As of June 30, 2022, 238,122 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Share-based compensation expense	$645	$607	$1,254	$1,138

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,974	$—	$(401)	4,573
U.S. government agency securities - government-sponsored enterprises	17,059	248	(393)	16,914
Municipal securities	43,995	7	(5,228)	38,774
Residential mortgage-backed securities - government issued	17,148	2	(1,284)	15,866
Residential mortgage-backed securities - government-sponsored enterprises	104,040	3	(8,085)	95,958
Commercial mortgage-backed securities - government issued	3,834	—	(337)	3,497
Commercial mortgage-backed securities - government-sponsored enterprises	36,275	—	(4,195)	32,080
Other securities	980	1	—	981
	$228,305	$261	$(19,923)	$208,643

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,971	$—	$(57)	$4,914
U.S. government agency securities - government-sponsored enterprises	19,797	248	(110)	19,935
Municipal securities	30,828	473	(344)	30,957
Residential mortgage-backed securities - government issued	19,563	238	(140)	19,661
Residential mortgage-backed securities - government-sponsored enterprises	85,748	741	(784)	85,705
Commercial mortgage-backed securities - government issued	5,801	36	(66)	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	36,786	313	(568)	36,531
Other securities	2,205	23	—	2,228
	$205,699	$2,072	$(2,069)	$205,702

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$8,291	$23	$(26)	$8,288
Residential mortgage-backed securities - government issued	1,878	—	(57)	1,821
Residential mortgage-backed securities - government-sponsored enterprises	1,792	—	(48)	1,744
Commercial mortgage-backed securities - government-sponsored enterprises	2,007	—	(11)	1,996
	$13,968	$23	$(142)	$13,849

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$13,009	$222	$(3)	$13,228
Residential mortgage-backed securities - government issued	2,226	40	—	2,266
Residential mortgage-backed securities - government-sponsored enterprises	2,502	76	—	2,578
Commercial mortgage-backed securities - government-sponsored enterprises	2,009	195	—	2,204
	$19,746	$533	$(3)	$20,276

U.S. Treasuries contains treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were no sales of available-for-sale securities that occurred during the three and six months ended June 30, 2022 and there were seven sales of available-for-sale securities that occurred during the three and six months ended June 30, 2021.

At June 30, 2022 and December 31, 2021, securities with a fair value of $39.7 million and $70.3 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at June 30, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,757	$2,755	$3,962	$3,973
Due in one year through five years	12,882	12,115	4,130	4,109
Due in five through ten years	58,532	53,524	4,940	4,862
Due in over ten years	154,134	140,249	936	905
	$228,305	$208,643	$13,968	$13,849

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2022 and December 31, 2021. At June 30, 2022, the Corporation held 164 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2022, the Corporation held 11 available-for-sale securities that have been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,573	$401	$—	$—	$4,573	$401
U.S. government agency securities - government-sponsored enterprises	926	73	2,181	320	3,107	393
Municipal securities	33,074	3,895	3,517	1,333	36,591	5,228
Residential mortgage-backed securities - government issued	14,826	1,284	—	—	14,826	1,284
Residential mortgage-backed securities - government-sponsored enterprises	83,381	6,556	11,394	1,529	94,775	8,085
Commercial mortgage-backed securities - government issued	3,497	337	—	—	3,497	337
Commercial mortgage-backed securities - government-sponsored enterprises	26,080	3,048	6,000	1,147	32,080	4,195
	$166,357	$15,594	$23,092	$4,329	$189,449	$19,923

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,914	$57	$—	$—	$4,914	$57
U.S. government agency securities - government-sponsored enterprises	978	22	2,412	88	3,390	110
Municipal securities	12,568	344	—	—	12,568	344
Residential mortgage-backed securities - government issued	12,745	140	—	—	12,745	140
Residential mortgage-backed securities - government-sponsored enterprises	41,276	629	4,250	155	45,526	784
Commercial mortgage-backed securities - government issued	2,193	66	—	—	2,193	66
Commercial mortgage-backed securities - government-sponsored enterprises	25,906	568	—	—	25,906	568
	$100,580	$1,826	$6,662	$243	$107,242	$2,069

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2022 and December 31, 2021. At June 30, 2022, the Corporation held 23 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they have primarily declined in value due to the current interest rate environment. At June 30, 2022, the Corporation held one held-to-maturity security that had been in a continuous unrealized loss position for twelve months or greater. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,742	$8	$268	$18	$2,010	$26
Residential mortgage-backed securities - government issued	1,821	57	—	—	1,821	57
Residential mortgage-backed securities - government-sponsored enterprises	3,364	48	—	—	3,364	48
Commercial mortgage-backed securities - government-sponsored enterprises	376	11	—	—	376	11
	$7,303	$124	$268	$18	$7,571	$142

	As of December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$—	$—	$284	$3	$284	$3

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	June 30, 2022	December 31, 2021
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$258,375	$235,589
Commercial real estate — non-owner occupied	651,920	661,423
Land development	42,545	42,792
Construction	203,913	179,841
Multi-family	314,392	320,072
1-4 family	17,335	14,911
Total commercial real estate	1,488,480	1,454,628
Commercial and industrial	741,363	730,819
Direct financing leases, net	13,718	15,743
Consumer and other:
Home equity and second mortgages	5,132	4,223
Other	42,387	35,518
Total consumer and other	47,519	39,741
Total gross loans and leases receivable	2,291,080	2,240,931
Less:
Allowance for loan and lease losses	24,104	24,336
Deferred loan fees	980	1,523
Loans and leases receivable, net	$2,265,996	$2,215,072
As of June 30, 2022 and December 31, 2021, the Corporation had $8.3 million and $27.9 million, respectively, in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $113,000 and $557,000, respectively, included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans on-balance sheet is comprised of the following:

	June 30, 2022	December 31, 2021
	(In Thousands)
SBA 7(a) loans	$32,927	$33,223
SBA 504 loans	38,569	41,394
SBA Express loans and lines of credit	233	387
SBA PPP loans	8,285	27,854
Total SBA loans	$80,014	$102,858
As of June 30, 2022 and December 31, 2021, $944,000 and $1.7 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended June 30, 2022, and 2021, was $11.9 million and $9.0 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the six months ended June 30, 2022, and 2021, was

$17.4 million and $19.6 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended June 30, 2022, and 2021, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at June 30, 2022, and December 31, 2021, was $95.9 million and $93.0 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended June 30, 2022, and 2021, was $23.0 million and $11.8 million, respectively. The total principal amount of transferred participation interests in other, non-SBA originated loans during the six months ended June 30, 2022, and 2021, was $45.2 million and $16.9 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at June 30, 2022, and December 31, 2021, was $199.0 million and $195.2 million, respectively. As of June 30, 2022, and December 31, 2021, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $320.2 million and $314.5 million, respectively. As of June 30, 2022 and December 31, 2021, the non-SBA originated participation portfolio contained no impaired loans. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the unaudited Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	June 30, 2022
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$203,127	$36,688	$18,447	$113	$258,375
Commercial real estate — non-owner occupied	540,971	92,025	18,924	—	651,920
Land development	42,221	324	—	—	42,545
Construction	162,066	17,475	24,372	—	203,913
Multi-family	280,188	23,018	11,186	—	314,392
1-4 family	13,470	3,832	—	33	17,335
Total commercial real estate	1,242,043	173,362	72,929	146	1,488,480
Commercial and industrial	576,320	119,543	39,922	5,578	741,363
Direct financing leases, net	9,136	320	4,213	49	13,718
Consumer and other:
Home equity and second mortgages	3,047	1,822	263	—	5,132
Other	42,153	234	—	—	42,387
Total consumer and other	45,200	2,056	263	—	47,519
Total gross loans and leases receivable	$1,872,699	$295,281	$117,327	$5,773	$2,291,080
Category as a % of total portfolio	81.74%	12.89%	5.12%	0.25%	100.00%

	December 31, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$192,849	$31,611	$10,781	$348	$235,589
Commercial real estate — non-owner occupied	540,572	88,880	31,971	—	661,423
Land development	41,745	1,047	—	—	42,792
Construction	130,285	18,973	30,583	—	179,841
Multi-family	280,183	28,623	11,266	—	320,072
1-4 family	12,057	2,113	402	339	14,911
Total commercial real estate	1,197,691	171,247	85,003	687	1,454,628
Commercial and industrial	594,388	97,678	32,964	5,789	730,819
Direct financing leases, net	10,829	168	4,647	99	15,743
Consumer and other:
Home equity and second mortgages	2,473	1,683	67	—	4,223
Other	35,249	269	—	—	35,518
Total consumer and other	37,722	1,952	67	—	39,741
Total gross loans and leases receivable	$1,840,630	$271,045	$122,681	$6,575	$2,240,931
Category as a % of total portfolio	82.14%	12.10%	5.47%	0.29%	100.00%
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$258,262	$258,262
Non-owner occupied	—	—	—	—	651,920	651,920
Land development	—	—	—	—	42,545	42,545
Construction	13,400	—	—	13,400	190,513	203,913
Multi-family	—	—	—	—	314,392	314,392
1-4 family	—	—	—	—	17,302	17,302
Commercial and industrial	3,685	437	—	4,122	731,851	735,973
Direct financing leases, net	2,827	59	—	2,886	10,783	13,669
Consumer and other:
Home equity and second mortgages	—	—	—	—	5,132	5,132
Other	—	—	—	—	42,387	42,387
Total	19,912	496	—	20,408	2,265,087	2,285,495
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	—	113
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	33	33
Commercial and industrial	77	79	1,377	1,533	3,857	5,390
Direct financing leases, net	—	—	49	49	—	49
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	77	79	1,539	1,695	3,890	5,585
Total loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	258,262	258,375
Non-owner occupied	—	—	—	—	651,920	651,920
Land development	—	—	—	—	42,545	42,545
Construction	13,400	—	—	13,400	190,513	203,913
Multi-family	—	—	—	—	314,392	314,392
1-4 family	—	—	—	—	17,335	17,335
Commercial and industrial	3,762	516	1,377	5,655	735,708	741,363
Direct financing leases, net	2,827	59	49	2,935	10,783	13,718
Consumer and other:
Home equity and second mortgages	—	—	—	—	5,132	5,132
Other	—	—	—	—	42,387	42,387
Total	$19,989	$575	$1,539	$22,103	$2,268,977	$2,291,080
Percent of portfolio	0.87%	0.03%	0.07%	0.97%	99.03%	100.00%

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$420	$—	$—	$420	$234,821	$235,241
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,472	14,572
Commercial and industrial	907	536	—	1,443	723,804	725,247
Direct financing leases, net	281	14	—	295	15,349	15,644
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	2,102	550	—	2,652	2,231,921	2,234,573
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	235	348
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	339	339
Commercial and industrial	23	36	1,445	1,504	4,068	5,572
Direct financing leases, net	—	—	84	84	15	99
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	23	36	1,642	1,701	4,657	6,358
Total loans and leases
Commercial real estate:
Owner occupied	420	—	113	533	235,056	235,589
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,811	14,911
Commercial and industrial	930	572	1,445	2,947	727,872	730,819
Direct financing leases, net	281	14	84	379	15,364	15,743
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	$2,125	$586	$1,642	$4,353	$2,236,578	$2,240,931
Percent of portfolio	0.09%	0.03%	0.07%	0.19%	99.81%	100.00%

The Corporation’s total impaired assets consisted of the following:

	June 30, 2022	December 31, 2021
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$113	$348
Commercial real estate — non-owner occupied	—	—
Land development	—	—
Construction	—	—
Multi-family	—	—
1-4 family	33	339
Total non-accrual commercial real estate	146	687
Commercial and industrial	5,390	5,572
Direct financing leases, net	49	99
Consumer and other:
Home equity and second mortgages	—	—
Other	—	—
Total non-accrual consumer and other loans	—	—
Total non-accrual loans and leases	5,585	6,358
Foreclosed properties, net	124	164
Total non-performing assets	5,709	6,522
Performing troubled debt restructurings	188	217
Total impaired assets	$5,897	$6,739

	June 30, 2022	December 31, 2021
Total non-accrual loans and leases to gross loans and leases	0.24%	0.28%
Total non-performing assets to total gross loans and leases plus foreclosed properties, net	0.25	0.29
Total non-performing assets to total assets	0.21	0.25
Allowance for loan and lease losses to gross loans and leases	1.05	1.09
Allowance for loan and lease losses to non-accrual loans and leases	431.58	382.76
As of June 30, 2022 and December 31, 2021, $615,000 and $627,000 of the non-accrual loans and leases were considered TDRs, respectively. The Corporation has allocated $138,000 and $134,000 of specific reserves to TDRs as of June 30, 2022 and December 31, 2021, respectively. There were no unfunded commitments associated with TDR loans and leases as of June 30, 2022.
All loans and leases modified as TDRs are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

The following table provides the number of loans modified as a TDR and the pre- and post-modification recorded investment by class of receivable for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021			2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	—	—	—	1	$56	$43
During the three and six months ended June 30, 2022, no loans were modified as a TDR.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. During the six months ended June 30, 2021, the modification of terms primarily consisted of payment schedule modifications.

There were no loans modified as a TDR during the 12 months ended June 30, 2022 which subsequently defaulted during the three and six months ended June 30, 2022 and one with a recorded investment of $269,000 that defaulted during the three and six months ended June 30, 2021.

Additionally, the Corporation worked with borrowers impacted by COVID-19 and provided modifications to include interest only deferrals and principal and interest deferrals. These modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of June 30, 2022, the Corporation had no deferrals outstanding. As of December 31, 2021, the Corporation had three deferrals outstanding, representing $293,000 in total loans.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing TDRs, by class:

	As of and for the Six Months Ended June 30, 2022
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$113	$151	$—	$343	$13	$735	$(722)
Non-owner occupied	—	—	—	—	—	1	(1)
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	33	38	—	193	6	29	(23)
Commercial and industrial	3,998	4,099	—	4,256	135	45	90
Direct financing leases, net	—	—	—	26	—	2	(2)
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	4,144	4,288	—	4,818	154	812	(658)
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	1,580	1,580	1,205	1,142	51	1	50
Direct financing leases, net	49	49	49	49	1	—	1
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	1,629	1,629	1,254	1,191	52	1	51
Total:
Commercial real estate:
Owner occupied	113	151	—	343	13	735	(722)
Non-owner occupied	—	—	—	—	—	1	(1)
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	33	38	—	193	6	29	(23)
Commercial and industrial	5,578	5,679	1,205	5,398	186	46	140
Direct financing leases, net	49	49	49	75	1	2	(1)
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Grand total	$5,773	$5,917	$1,254	$6,009	$206	$813	$(607)
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$348	$386	$—	$2,217	$145	$218	$(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	3,717	3,819	—	7,914	522	179	343
Direct financing leases, net	15	15	—	2	1	—	1
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Total	4,419	4,564	—	12,754	991	446	545
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,072	2,072	1,439	1,456	109	8	101
Direct financing leases, net	84	84	66	50	4	—	4
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	2,156	2,156	1,505	1,506	113	8	105
Total:
Commercial real estate:
Owner occupied	348	386	—	2,217	145	218	(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	5,789	5,891	1,439	9,370	631	187	444
Direct financing leases, net	99	99	66	52	5	—	5
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Grand total	$6,575	$6,720	$1,505	$14,260	$1,104	$454	$650
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $144,000 and $145,000 as of June 30, 2022, and December 31, 2021, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $188,000 and $217,000 of loans as of June 30, 2022, and December 31, 2021, respectively, that were performing TDRs, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$13,765	$8,912	$992	$23,669
Charge-offs	—	(85)	—	(85)
Recoveries	4,121	117	9	4,247
Net recoveries (charge-offs)	4,121	32	9	4,162
Provision for loan and lease losses	(4,476)	922	(173)	(3,727)
Ending balance	$13,410	$9,866	$828	$24,104

	As of and for the Three Months Ended June 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$18,445	$9,544	$993	$28,982
Charge-offs	(249)	(2,621)	(24)	(2,894)
Recoveries	84	460	1	545
Net (charge-offs) recoveries	(165)	(2,161)	(23)	(2,349)
Provision for loan and lease losses	(1,404)	498	(52)	(958)
Ending balance	$16,876	$7,881	$918	$25,675

	As of and for the Six Months Ended June 30, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$15,110	$8,413	$813	$24,336
Charge-offs	—	(107)	—	(107)
Recoveries	4,237	201	19	4,457
Net recoveries (charge-offs)	4,237	94	19	4,350
Provision for loan and lease losses	(5,937)	1,359	(4)	(4,582)
Ending balance	$13,410	$9,866	$828	$24,104

	As of and for the Six Months Ended June 30, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	(249)	(2,765)	(24)	(3,038)
Recoveries	2,303	913	2	3,218
Net (charge-offs) recoveries	2,054	(1,852)	(22)	180
Provision for loan and lease losses	(2,335)	(860)	169	(3,026)
Ending balance	$16,876	$7,881	$918	$25,675

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology.

	As of June 30, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$13,410	$8,612	$828	$22,850
Individually evaluated for impairment	—	1,254	—	1,254
Total	$13,410	$9,866	$828	$24,104
Loans and lease receivables:
Collectively evaluated for impairment	$1,488,334	$749,454	$47,519	$2,285,307
Individually evaluated for impairment	146	5,627	—	5,773
Total	$1,488,480	$755,081	$47,519	$2,291,080

	As of December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$15,110	$6,908	$813	$22,831
Individually evaluated for impairment	—	1,505	—	1,505
Total	$15,110	$8,413	$813	$24,336
Loans and lease receivables:
Collectively evaluated for impairment	$1,453,941	$740,674	$39,741	$2,234,356
Individually evaluated for impairment	687	5,888	—	6,575
Total	$1,454,628	$746,562	$39,741	$2,240,931

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
In 2019, the Corporation entered into a sublease for office space it vacated in its Kansas City metropolitan area which expires in 2023. During the first quarter 2022, the Corporation amended the sublease agreement and the amendment did not result in any impairment.

The components of total lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Operating lease cost	$382	$374	$765	$749
Short-term lease cost	37	49	74	88
Variable lease cost	140	111	266	239
Less: sublease income	(45)	(43)	(90)	(82)
Total lease cost, net	$514	$491	$1,015	$994

Quantitative information regarding the Corporation’s operating leases was as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	6.84	5.05
Weighted-average discount rate	2.72%	2.51%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2022	$832
2023	1,248
2024	1,073
2025	949
2026	935
Thereafter	3,003
Total undiscounted cash flows	8,040
Discount on cash flows	(833)
Total lease liability	$7,207

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	June 30, 2022	December 31, 2021
	(In Thousands)
Accrued interest receivable	$6,433	$5,497
Net deferred tax asset	7,870	6,175
Investment in historic development entities	2,369	2,299
Investment in low-income housing development entity	8,901	2,964
Investment in limited partnerships	11,435	9,874
Investment in Trust II	—	315
Prepaid expenses	3,760	2,689
Other assets	8,100	9,577
Total accrued interest receivable and other assets	$48,868	$39,390
As of March 30, 2022, the Corporation surrendered its common shares for no gain or loss and exited the Trust II entity, which was subsequently dissolved. Previously, the Corporation was the sole owner of $315,000 of common securities issued by Trust II. The purpose of Trust II was to complete the sale of $10.0 million of 10.50% fixed rate preferred securities. Trust II, a wholly owned subsidiary of the Corporation, is not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2021 is included in accrued interest receivable and other assets.

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year to date averages.

	June 30, 2022			December 31, 2021
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$544,507	$559,793	—%	$589,559	$536,981	—%
Interest-bearing transaction accounts	466,785	517,923	0.23	530,225	506,693	0.19
Money market accounts	731,718	775,808	0.22	754,410	693,608	0.17
Certificates of deposit	114,000	63,098	0.54	54,091	47,020	0.84
Wholesale deposits	12,321	14,282	2.94	29,638	119,831	0.82
Total deposits	$1,869,331	$1,930,904	0.19	$1,957,923	$1,904,133	0.19

A summary of annual maturities of in-market and wholesale certificates of deposit at June 30, 2022 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2022	$90,092
2023	16,724
2024	16,541
2025	402
2026	490
Thereafter	2,072
$126,321

Wholesale deposits include $12.3 million of wholesale certificates of deposit and no non-reciprocal interest-bearing transaction accounts at June 30, 2022, compared to $19.6 million and $10.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2021.

Deposits include $25.3 million and $7.9 million of certificates of deposit and wholesale deposits which are denominated in amounts greater than $250,000 at June 30, 2022 and December 31, 2021, respectively.

Note 9 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year to date averages.

	June 30, 2022			December 31, 2021
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$22	2.01%	$—	$—	—%
FHLB advances	554,100	417,518	1.29%	368,800	376,781	1.30%
Line of credit	—	171	2.76	500	78	2.90
Other borrowings	8,267	9,600	4.05	10,363	8,090	4.11
Subordinated notes payable	34,275	35,901	5.27	23,788	23,766	5.94
Junior subordinated notes(1)	—	4,898	20.58	10,076	10,068	11.05
	$596,642	$468,110	1.86	$413,527	$418,783	1.86

(1)Weighted average rate of junior subordinated notes reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.
A summary of annual maturities of borrowings at June 30, 2022 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2022	$338,300
2023	42,300
2024	35,500
2025	48,000
2026	60,000
Thereafter	72,542
$596,642
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
The Corporation issued a new subordinated note payable as of March 4, 2022. The principal amount of the newly issued subordinated note payable was $20.0 million which qualified as Tier 2 capital. The subordinated note bears a fixed interest rate of 3.50% with a maturity date of March 15, 2032. The subordinated note payable has certain performance debt covenants of which the Corporation was in compliance. The Corporation may, at its option, redeem the note, in whole or part, at any time after the fifth anniversary of issuance. As of June 16, 2022, the $9.1 million subordinated notes payable that bore a fixed interest rate of 6.00% were redeemed, and the remaining unamortized debt issuance cost was accelerated due to the early redemption. As of June 30, 2022, $725,000 of debt issuance costs remain in the subordinated note payable balance, of which $456,000 is related to the recently issued subordinated note.
As of June 30, 2022, the Corporation had other borrowings of $8.2 million, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting.
As of June 30, 2022 and December 31, 2021, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. Per the promissory note dated February 19, 2022, the Corporation pays a fee on this line of credit. During both the six months ended June 30, 2022 and 2021, the Corporation incurred interest expense of $6,600 due to this fee.
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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus a spread of 539 basis points per annum. During the three and six months ended June 30, 2022, the Board of Directors declared a cash preferred stock dividend of $246,000. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

The Corporation sells the guaranteed portions of SBA 7(a) and 504 loans, as well as participation interests in other, non-SBA originated, loans to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $673,000 at June 30, 2022, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Balance at the beginning of the period	$559	$593	$635	$723
SBA recourse provision	114	245	38	115
Charge-offs, net	—	(8)	—	(8)
Balance at the end of the period	$673	$830	$673	$830

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,573	$—	$4,573
U.S. government agency securities - government-sponsored enterprises	—	16,914	—	16,914
Municipal securities	—	38,774	—	38,774
Residential mortgage-backed securities - government issued	—	15,866	—	15,866
Residential mortgage-backed securities - government-sponsored enterprises	—	95,958	—	95,958
Commercial mortgage-backed securities - government issued	—	3,497	—	3,497
Commercial mortgage-backed securities - government-sponsored enterprises	—	32,080	—	32,080
Other securities	—	981	—	981
Interest rate swaps	—	44,461	—	44,461
Liabilities:
Interest rate swaps	—	40,357	—	40,357

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,914	$—	$4,914
U.S. government agency securities - government-sponsored enterprises	—	19,935	—	19,935
Municipal securities	—	30,957	—	30,957
Residential mortgage-backed securities - government issued	—	19,661	—	19,661
Residential mortgage-backed securities - government-sponsored enterprises	—	85,705	—	85,705
Commercial mortgage-backed securities - government issued	—	5,771	—	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	—	36,531	—	36,531
Other securities	—	2,228	—	2,228
Interest rate swaps	—	26,343	—	26,343
Liabilities:
Interest rate swaps	—	28,283	—	28,283

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and six months ended June 30, 2022 or the year ended December 31, 2021 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$720	$720
Foreclosed properties	—	—	124	124
Loan servicing rights	—	—	1,594	1,594

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,000	$1,000
Foreclosed properties	—	—	164	164
Loan servicing rights	—	—	1,601	1,601

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $720,000 and $1.0 million at June 30, 2022 and December 31, 2021, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 8% - 100% as of the measurement date of June 30, 2022. The weighted average of those unobservable inputs was 32%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
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
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2022
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$95,484	$95,484	$95,484	$—	$—
Securities available-for-sale	208,643	208,643	—	208,643	—
Securities held-to-maturity	13,968	13,849	—	13,849	—
Loans held for sale	2,256	2,437	—	2,437	—
Loans and lease receivables, net	2,265,996	2,258,728	—	—	2,258,728
Federal Home Loan Bank stock	22,959	N/A	N/A	N/A	N/A
Accrued interest receivable	6,433	6,433	6,433	—	—
Interest rate swaps	44,461	44,461	—	44,461	—
Financial liabilities:
Deposits	1,869,331	1,869,191	1,743,010	126,181	—
Federal Home Loan Bank advances and other borrowings	596,642	587,308	—	587,308	—
Accrued interest payable	1,708	1,708	1,708	—	—
Interest rate swaps	40,357	40,357	—	40,357	—
Off-balance sheet items:
Standby letters of credit	116	116	—	—	116
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2021
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$57,110	$57,110	$57,110	$—	$—
Securities available-for-sale	205,702	205,702	—	205,702	—
Securities held-to-maturity	19,746	20,276	—	20,276	—
Loans held for sale	3,570	3,927	—	3,927	—
Loans and lease receivables, net	2,215,072	2,241,093	—	—	2,241,093
Federal Home Loan Bank stock	13,336	N/A	N/A	N/A	N/A
Accrued interest receivable	5,497	5,497	5,497	—	—
Interest rate swaps	26,343	26,343	—	26,343	—
Financial liabilities:
Deposits	1,957,923	1,968,195	1,894,273	73,922	—
Federal Home Loan Bank advances and other borrowings	403,451	409,894	—	409,894	—
Junior subordinated notes	10,076	8,844	—	—	8,844
Accrued interest payable	1,008	1,008	1,008	—	—
Interest rate swaps	28,283	28,283	—	28,283	—
Off-balance sheet items:
Standby letters of credit	203	203	—	—	203
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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of June 30, 2022 and December 31, 2021, the credit valuation allowance was $191,000.
The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative liability of $3.2 million and $40.3 million gross derivative asset. No right of offset existed with the dealer counterparty swaps as of June 30, 2022.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2022 and 2021 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized gain of $1.7 million and $5.7 million was recognized in other comprehensive income for the three and six months ended June 30, 2022, and there were no ineffective portions of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized gain of $426,000 and $376,000 was recognized in other comprehensive income for the three and six months ended June 30, 2022 and there was no ineffective portion of these hedges.

	As of June 30, 2022
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	12	$131,393	8.91	$3,215
Interest rate swap agreements on loans with third-party counter parties	81	646,078	8.12	37,142
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	9.78	$377
Interest rate swap related to FHLB borrowings	12	$124,400	3.19	$3,727
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	69	$514,685	7.92	$40,357

	As of December 31, 2021
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	41	$411,913	8.18	$26,343
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	39	$228,676	8.70	$6,595
Interest rate swap agreements on loans with third-party counter parties	80	640,589	8.37	19,748
Derivatives designated as hedging instruments
Interest rate swap related to FHLB borrowings	10	$106,000	3.17	$1,940

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

As of June 30, 2022, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of June 30, 2022
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$309,573	11.56%	$214,312	8.00%	$281,285	10.50%	N/A	N/A
First Business Bank	301,151	11.25	214,190	8.00	281,125	10.50	$267,738	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$250,331	9.34%	$160,734	6.00%	$227,707	8.50%	N/A	N/A
First Business Bank	276,184	10.32	160,643	6.00	227,577	8.50	$214,190	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$238,339	8.90%	$120,551	4.50%	$187,523	7.00%	N/A	N/A
First Business Bank	276,184	10.32	120,482	4.50	187,417	7.00	$174,030	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$250,331	9.19%	$108,923	4.00%	$108,923	4.00%	N/A	N/A
First Business Bank	276,184	10.15	108,823	4.00	108,823	4.00	$136,029	5.00%

	As of December 31, 2021
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$281,745	10.82%	$208,337	8.00%	$273,443	10.50%	N/A	N/A
First Business Bank	280,448	10.78	208,142	8.00	273,187	10.50	$260,178	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$232,795	8.94%	$156,253	6.00%	$221,358	8.50%	N/A	N/A
First Business Bank	255,286	9.81	156,107	6.00	221,151	8.50	$208,142	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$222,719	8.55%	$117,190	4.50%	$182,295	7.00%	N/A	N/A
First Business Bank	255,286	9.81	117,080	4.50	182,124	7.00	$169,116	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$232,795	8.94%	$104,145	4.00%	$104,145	4.00%	N/A	N/A
First Business Bank	255,286	9.81	104,045	4.00	104,045	4.00	$130,056	5.00%

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
Forward-Looking Statements
    This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:
•Adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, inflation, supply chain issues, labor shortages, wage pressures, and the adverse effects of the COVID-19 pandemic on the global, national, and local economy.
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
Financial Performance Summary

    Results as of and for the three and six months ended June 30, 2022 include:

•Net income available to common shareholders totaled $11.0 million, or diluted earnings per share of $1.29, for the three months ended June 30, 2022, compared to $8.2 million, or diluted earnings per share of $0.95, for the same period in 2021. Net income available to common shareholders totaled $19.6 million, or diluted earnings per share of $2.31, for the six months ended June 30, 2022, compared to $18.0 million, or diluted earnings per share of $2.08, for the same period in 2021.
•Annualized return on average assets (“ROA”) and annualized return on average common equity (“ROCE”) for the three months ended June 30, 2022 measured 1.61% and 18.79%, respectively, compared to 1.26% and 15.09% for the same period in 2021. Annualized ROA and annualized ROCE for the six months ended June 30, 2022 measured 1.46% and 16.74%, respectively, compared to 1.38% and 16.75% for the same period in 2021.
•Pre-tax, pre-provision adjusted earnings, which excludes certain one-time and discrete items, totaled $10.8 million for the three months ended June 30, 2022, increasing $835,000, or 8.3%, from the same period in 2021. Pre-tax, pre-provision adjusted ROA was 1.60% for the three months ended June 30, 2022, compared to 1.53% for the same period in 2021. Excluding PPP interest and fee income, pre-tax, pre-provision adjusted earnings totaled $10.6 million for the three months ended June 30, 2022, up $3.7 million, or 53.8%, from the same period in 2021. Pre-tax, pre-provision adjusted ROA, excluding the impact of PPP, was 1.57% for the three months ended June 30, 2022, compared to 1.15% for the same period in 2021.
•Pre-tax, pre-provision adjusted earnings totaled $20.8 million for the six months ended June 30, 2022, up $153,000, or 0.7%, from the same period in 2021. Pre-tax, pre-provision adjusted ROA was 1.54% for the six months ended June 30, 2022, compared to 1.59% for the same period in 2021. Excluding PPP interest and fee income, pre-tax, pre-provision adjusted earnings totaled $20.2 million for the six months ended June 30, 2022, up $5.6 million, or 37.8%, from the same period in 2021. Pre-tax, pre-provision adjusted ROA, excluding the impact of PPP, was 1.51% for the six months ended June 30, 2022, compared to 1.24% for the same period in 2021.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $1.9 million for the three months ended June 30, 2022 compared to $3.5 million for the three months ended June 30, 2021. PPP fee income, included in loan fee amortization, was $196,000 for the three months ended June 30, 2022 compared to $2.5 million for the same period in 2021.
•Fees in lieu of interest totaled $3.2 million for the six months ended June 30, 2022, compared to $6.6 million for the six months ended June 30, 2021. PPP fee income, included in loan fee amortization, was $445,000 for the six months ended June 30, 2022 compared to $4.8 million for the same period in 2021.
•Net interest margin was 3.71% for the three months ended June 30, 2022 compared to 3.49% for the same period in 2021. Adjusted net interest margin, which excludes certain one-time and volatile items, was 3.45% for the three months ended June 30, 2022 up from 3.20% for the same period in 2021. Net interest margin was 3.55% for the six months ended June 30, 2022 compared to 3.46% for the same period in 2021. Adjusted net interest margin, which excludes certain one-time and volatile items, was 3.35% for the six months ended June 30, 2022 up from 3.20% for the same period in 2021.

•Top line revenue, defined as net interest income plus non-interest income, totaled $30.5 million for the three months ended June 30, 2022, up $2.6 million, or 9.1% from the same period in 2021. Excluding PPP interest income and fees, top line revenue increased $5.4 million, up 21.9% from the same period in 2021. Top line revenue totaled $59.3 million for the six months ended June 30, 2022, up $3.3 million, or 5.9% from the same period in 2021. Excluding PPP interest income and fees, top line revenue increased $8.7 million, up 17.4% from the same period in 2021.
•Provision for loan and lease losses was a benefit of $3.7 million for the three months ended June 30, 2022 compared to a benefit of $958,000 for the same period in 2021. Provision for loan and lease losses was a benefit of $4.6 million for the six months ended June 30, 2022 compared to a benefit of $3.0 million for the same period in 2021.
•Total assets at June 30, 2022 increased $124.1 million, or 9.4% annualized, to $2.777 billion from $2.653 billion at December 31, 2021.
•Period-end gross loans and leases receivable increased $50.1 million, or 4.5% annualized, to $2.291 billion as of June 30, 2022 compared to $2.241 billion as of December 31, 2021. Average gross loans and leases of $2.259 billion increased $55.6 million, or 2.5%, for the six months ended June 30, 2022, compared to $2.203 billion for the same period in 2021.
•Period-end gross loans and leases receivable, excluding PPP loans, at June 30, 2022 increased $69.7 million, or 6.3% annualized, to $2.283 billion from $2.213 billion as of December 31, 2021. Average gross loans and leases, excluding net PPP loans, of $2.243 billion increased $275.0 million, or 14.0%, for the six months ended June 30, 2022, compared to $1.968 billion for the same period in 2021.
•Period-end gross PPP loans and PPP deferred processing fees were $8.3 million and $113,000, respectively, at June 30, 2022 compared to $27.9 million and $557,000 at December 31, 2021. Average PPP loans, net of deferred processing fees, were $16.3 million for the six months ended June 30, 2022 compared to $235.7 million for the same period in 2021.
•Non-performing assets were $5.7 million and 0.21% of total assets as of June 30, 2022, compared to $6.5 million and 0.25% of total assets as of December 31, 2021.
•The allowance for loan and lease losses decreased $232,000, or 1.0%, compared to December 31, 2021. The allowance for loan and lease losses decreased to 1.05% of total loans, compared to 1.09% at December 31, 2021. Excluding net PPP loans, the allowance for loan and lease losses decreased to 1.06% of total loans as of June 30, 2022, compared to 1.10% as of December 31, 2021.
•Period-end in-market deposits at June 30, 2022 decreased $71.3 million, or 3.7%, to $1.857 billion from $1.928 billion as of December 31, 2021. Average in-market deposits of $1.917 billion increased $187.8 million, or 10.9%, for the six months ended June 30, 2022, compared to $1.729 billion for the same period in 2021.
•Private wealth and trust assets under management and administration decreased by $280.3 million, or 9.9%, to $2.554 billion at June 30, 2022, compared to $2.921 billion at December 31, 2021. Private wealth management service fees increased $108,000, or 3.9%, and $542,000, or 10.5%, for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased $2.6 million, or 9.1%, for the three months ended June 30, 2022, compared to the same period in 2021, due to a 9% increase in net interest income and non-interest income. The increase in net interest income, driven by an increase in average loans and leases outstanding, was partially offset by a decrease in PPP interest and fees of $2.9 million. Excluding PPP interest and fees, top line revenue grew 21.9%. The increase in non-interest income was due to an increase in commercial loan swap fee income, private wealth fee income, loan fee income, and services charges on deposits, partially offset by a reduction in gains on the sale of SBA loans. Top line revenue increased $3.3 million, or 5.9%, for the six months ended June 30, 2022, compared to the same period in 2021, due to a 6% increase in net interest income and non-interest income, combined with a benefit from above-average returns from the Corporation’s investments in mezzanine funds. Excluding PPP interest and fees, top line revenue grew 17.4%.
    The components of top line revenue were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$23,660	$21,652	$2,008	9.3%	$45,087	$42,515	$2,572	6.0%
Non-interest income	6,872	6,321	551	8.7	14,258	13,516	742	5.5
Top line revenue	$30,532	$27,973	$2,559	9.1	$59,345	$56,031	$3,314	5.9
Annualized Return on Average Assets and Annualized Return on Average Common Equity
    ROA for the three and six months ended June 30, 2022 increased to 1.61% and 1.46%, respectively, compared to 1.26% and 1.38% for the three and six months ended June 30, 2021, respectively. The increase in ROA was due to an increase in top line revenue and increase in loan loss provision benefit, partially offset by an increase in operating expenses. Please refer to the operating results analysis below for further discussion on the reasons driving the increase in profitability. We consider ROA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROCE for the three and six months ended June 30, 2022 was 18.79% and 16.74%, respectively, compared to 15.09% and 16.75% for the three and six months ended June 30, 2021, respectively. The primary reason for the change in ROCE is consistent with the net income variance explanation as discussed under Return on Average Assets above. We view ROCE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on foreclosed properties, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any. Pre-tax, pre-provision adjusted earnings is defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. The pre-tax, pre-provision adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROA and ROCE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and pre-tax, pre-provision adjusted earnings.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$19,456	$18,184	$1,272	7.0%	$38,280	$35,514	$2,766	7.8%
Less:
Net loss (gain) on foreclosed properties	8	(1)	9	NM	20	1	19	NM
Amortization of other intangible assets	—	8	(8)	NM	—	15	(15)	NM
SBA recourse provision	114	245	(131)	(53.5)	38	115	(77)	(67.0)
Tax credit investment impairment recovery	(351)	—	(351)	NM	(351)	—	(351)	NM
Total operating expense	$19,685	$17,932	$1,753	9.8	$38,573	$35,383	$3,190	9.0
Net interest income	$23,660	$21,652	$2,008	9.3	$45,087	$42,515	$2,572	6.0
Total non-interest income	6,872	6,321	551	8.7	14,258	13,516	742	5.5
Less:
Net gain on sale of securities	—	29	(29)	NM	—	29	(29)	NM
Adjusted non-interest income	6,872	6,292	580	9.2	$14,258	$13,487	$771	5.7
Total operating revenue	$30,532	$27,944	$2,588	9.3	$59,345	$56,002	$3,343	6.0
Efficiency ratio	64.47%	64.17%			65.00%	63.18%

Pre-tax, pre-provision adjusted earnings	$10,847	$10,012	$835	8.3	$20,772	$20,619	$153	0.7
Average total assets	$2,716,707	$2,621,340	$95,367	3.6	2,691,613	2,599,373	92,240	3.5
Pre-tax, pre-provision adjusted return on average assets	1.60%	1.53%			1.54%	1.59%
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$19,456	$18,184	$1,272	7.0%	$38,280	$35,514	$2,766	7.8%
Less:
Net loss on foreclosed properties	8	(1)	9	NM	20	1	19	NM
Amortization of other intangible assets	—	8	(8)	NM	—	15	(15)	NM
SBA recourse provision	114	245	(131)	(53.5)	38	115	(77)	(67.0)
Tax credit investment impairment recovery	(351)	—	(351)	NM	(351)	—	(351)	NM
Total operating expense	$19,685	$17,932	$1,753	9.8	$38,573	$35,383	$3,190	9.0
Net interest income	$23,660	$21,652	$2,008	9.3	$45,087	$42,515	$2,572	6.0
Less:
PPP interest income	29	566	(537)	(94.9)	81	1,169	(1,088)	(93.1)
PPP loan fee amortization	196	2,541	(2,345)	(92.3)	445	4,754	(4,309)	(90.6)
Adjusted net interest income	23,435	18,545	4,890	26.4	44,561	36,592	7,969	21.8
Total non-interest income	6,872	6,321	551	8.7	14,258	13,516	742	5.5
Less:
Net gain on sale of securities	—	29	(29)	NM	—	29	(29)	NM
Adjusted non-interest income	6,872	6,292	580	9.2	14,258	13,487	771	5.7
Adjusted operating revenue	$30,307	$24,837	$5,470	22.0	$58,819	$50,079	$8,740	17.5
Efficiency ratio	64.95%	72.20%			65.58%	70.65%

Pre-tax, pre-provision adjusted earnings	$10,622	$6,905	$3,717	53.8	$20,246	$14,696	$5,550	37.8
Average total assets	$2,716,707	$2,621,340	$95,367	3.6	$2,691,613	$2,599,373	$92,240	3.5
Average PPP loans, net	11,650	229,165	(217,515)	(94.9)	16,266	235,668	(219,402)	(93.1)
Adjusted average total assets	$2,705,057	$2,392,175	$312,882	13.1	$2,675,347	$2,363,705	$311,642	13.2
Pre-tax, pre-provision adjusted return on average assets	1.57%	1.15%			1.51%	1.24%
NM = Not Meaningful

Excluding the impact of PPP in periods of comparison, we believe the Corporation will generate positive operating leverage on an annual basis and progress towards enhancing the long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth, process improvement, and automation. These initiatives include efforts to grow our existing specialized lending revenues, increase our commercial banking market share, and scale our private wealth management business.

Net Interest Income

    Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2022 compared to the same period in 2021. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2022 Compared to 2021			2022 Compared to 2021
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,414	$842	$2,256	$1,264	$1,810	$3,074
Commercial and industrial loans(1)	330	(495)	(165)	310	(999)	(689)
Direct financing leases(1)	3	(49)	(46)	14	(115)	(101)
Consumer and other loans(1)	(3)	54	51	(2)	91	89
Total loans and leases receivable	1,744	352	2,096	1,586	787	2,373
Mortgage-related securities	51	122	173	56	211	267
Other investment securities	14	61	75	6	97	103
FHLB and FRB Stock	9	41	50	9	60	69
Short-term investments	48	(10)	38	54	(6)	48
Total net change in income on interest-earning assets	1,866	566	2,432	1,711	1,149	2,860
Interest-bearing liabilities
Transaction accounts	93	2	95	91	8	99
Money market accounts	178	49	227	183	108	291
Certificates of deposit	(50)	52	2	(173)	54	(119)
Wholesale deposits	266	(475)	(209)	549	(958)	(409)
Total deposits	487	(372)	115	650	(788)	(138)
FHLB advances	231	151	382	(33)	202	169
Other borrowings	(34)	238	204	(101)	406	305
Junior subordinated notes(2)	—	(277)	(277)	327	(375)	(48)
Total net change in expense on interest-bearing liabilities	684	(260)	424	843	(555)	288
Net change in net interest income	$1,182	$826	$2,008	$868	$1,704	$2,572
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale.
(2)The rate column for the three and six months ended June 30, 2022 includes $12,000 and $248,000 in accelerated amortization of debt issuance costs, respectively.

    The tables below show our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2022 and 2021. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,472,075	$15,343	4.17%	$1,386,187	$13,087	3.78%
Commercial and industrial loans(1)	734,299	9,710	5.29	772,257	9,875	5.11
Direct financing leases(1)	15,527	176	4.53	19,883	222	4.47
Consumer and other loans(1)	51,045	458	3.59	45,026	407	3.62
Total loans and leases receivable(1)	2,272,946	25,687	4.52	2,223,353	23,591	4.24
Mortgage-related securities(2)	176,747	804	1.82	149,253	631	1.69
Other investment securities(3)	54,591	260	1.91	41,569	185	1.78
FHLB and FRB stock	17,355	226	5.21	14,172	176	4.97
Short-term investments	29,541	54	0.73	55,100	16	0.12
Total interest-earning assets	2,551,180	27,031	4.24	2,483,447	24,599	3.96
Non-interest-earning assets	165,527			137,893
Total assets	$2,716,707			$2,621,340
Interest-bearing liabilities
Transaction accounts	$502,763	343	0.27	$499,040	248	0.20
Money market accounts	767,433	509	0.27	662,919	282	0.17
Certificates of deposit	73,560	114	0.62	45,993	112	0.97
Wholesale deposits	12,350	92	2.98	162,580	301	0.74
Total interest-bearing deposits	1,356,106	1,058	0.31	1,370,532	943	0.28
FHLB advances	449,599	1,666	1.48	405,855	1,284	1.27
Other borrowings	51,018	647	5.07	32,447	443	5.46
Junior subordinated notes(5)	—	—	—	10,066	277	11.01
Total interest-bearing liabilities	1,856,723	3,371	0.73	1,818,900	2,947	0.65
Non-interest-bearing demand deposit accounts	557,086			527,441
Other non-interest-bearing liabilities	57,615			56,691
Total liabilities	2,471,424			2,403,032
Stockholders’ equity	245,283			218,308
Total liabilities and stockholders’ equity	$2,716,707			$2,621,340
Net interest income		$23,660			$21,652
Interest rate spread			3.51%			3.31%
Net interest-earning assets	$694,457			$664,547
Net interest margin			3.71%			3.49%
Average interest-earning assets to average interest-bearing liabilities	137.40%			136.54%
Return on average assets(4)	1.61			1.26
Return on average common equity(4)	18.79			15.09
Average equity to average assets	9.03			8.33
Non-interest expense to average assets(4)	2.86			2.77
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
(4)Represents annualized yields/rates.
(5)The calculation for the three months ended June 30, 2022 includes $12,000 in accelerated amortization of debt issuance costs.

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,466,017	$28,689	3.91%	$1,371,744	$25,615	3.73%
Commercial and industrial loans(1)	726,376	18,811	5.18	765,117	19,500	5.10
Direct financing leases(1)	16,030	365	4.55	21,071	466	4.42
Consumer and other loans(1)	50,449	894	3.54	45,335	805	3.55
Total loans and leases receivable(1)	2,258,872	48,759	4.32	2,203,267	46,386	4.21
Mortgage-related securities(2)	180,832	1,564	1.73	156,249	1,297	1.66
Other investment securities(3)	52,584	475	1.81	41,871	372	1.78
FHLB and FRB stock	15,688	398	5.07	13,323	329	4.94
Short-term investments	30,321	70	0.46	39,922	22	0.11
Total interest-earning assets	2,538,297	51,266	4.04	2,454,632	48,406	3.94
Non-interest-earning assets	153,316			144,741
Total assets	$2,691,613			$2,599,373
Interest-bearing liabilities
Transaction accounts	$517,923	597	0.23	$510,024	498	0.20
Money market accounts	775,808	848	0.22	660,319	557	0.17
Certificates of deposit	63,098	169	0.54	51,677	288	1.11
Wholesale deposits	14,282	210	2.94	164,654	619	0.75
Total interest-bearing deposits	1,371,111	1,824	0.27	1,386,674	1,962	0.28
FHLB advances	417,518	2,702	1.29	386,371	2,533	1.31
Other borrowings	45,694	1,149	5.03	29,886	844	5.65
Junior subordinated notes(5)	4,898	504	20.58	10,064	552	10.97
Total interest-bearing liabilities	1,839,221	6,179	0.67	1,812,995	5,891	0.65
Non-interest-bearing demand deposit accounts	559,793			506,767
Other non-interest-bearing liabilities	50,117			65,146
Total liabilities	2,449,131			2,384,908
Stockholders’ equity	242,482			214,465
Total liabilities and stockholders’ equity	$2,691,613			$2,599,373
Net interest income		$45,087			$42,515
Interest rate spread			3.37%			3.29%
Net interest-earning assets	$699,076			$641,637
Net interest margin			3.55%			3.46%
Average interest-earning assets to average interest-bearing liabilities	138.01%			135.39%
Return on average assets(4)	1.46			1.38
Return on average common equity(4)	16.74			16.75
Average equity to average assets	9.01			8.25
Non-interest expense to average assets(4)	2.84			2.73
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
(4)Represents annualized yields/rates.
(5)The calculation for the six months ended June 30, 2022 includes $248,000 in accelerated amortization of debt issuance costs.

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2022 and 2021

    Net interest income increased $2.0 million, or 9.3%, and $2.6 million, or 6.0%, during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase in net interest income reflected an increase in average gross loans and leases and an increase in net interest margin, partially offset by a reduction in fees in lieu of interest. Fees in lieu of interest, which can vary from quarter to quarter, totaled $1.9 million and $3.2 million for the three and six months ended June 30, 2022, respectively, compared to $3.5 million and $6.6 million for the same periods in 2021. Excluding fees in lieu of interest and interest income from PPP loans, net interest income for the three and six months ended June 30, 2022 increased $4.2 million, or 24.0%, and $7.1 million, or 20.5%, respectively. Average gross loans and leases for the three and six months ended June 30, 2022 increased $49.6 million, or 2.2%, and $55.6 million, or 2.5%, respectively, compared to the three and six months ended June 30, 2021. Excluding net PPP loans, average gross loans and leases for the three and six months ended June 30, 2022 increased $267.1 million, or 13.4%, and $275.0 million, or 14.0%, respectively, compared to the three and six months ended June 30, 2021.
Net interest margin increased to 3.71% and 3.55% for the three and six months ended June 30, 2022, respectively, compared to 3.49% and 3.46% for the three and six months ended June 30, 2021. The primary driver of improved net interest margin was a low deposit beta and higher earning asset yields in the current rising rate environment. The change in the rate paid on interest-bearing liabilities compared to the change in short-term market rates is commonly referred to as a beta. The Corporation uses the daily average effective federal funds rate for purposes of estimating interest-bearing liability betas. Adjusted net interest margin measured 3.45% and 3.35% for the three and six months ended June 30, 2022, respectively, compared to 3.20% for both the three and six months ended June 30, 2021. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the fees in lieu of interest and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less average net PPP loans, if any, and other recurring, but volatile, components of average interest-earning assets.
The yield on average loans and leases for the three and six months ended June 30, 2022 was 4.52% and 4.32%, respectively, compared to 4.24% and 4.21% for the three and six months ended June 30, 2021. Excluding the impact of loan fees in lieu of interest and PPP loan interest income, the yield on average loans and leases excluding net PPP loans for the three and six months ended June 30, 2022 was 4.21% and 4.06%, respectively, compared to 3.91% and 3.92% for the three and six months ended June 30, 2021. Similarly, the yield on average interest-earning assets for the three and six months ended June 30, 2022 measured 4.24% and 4.04%, respectively, compared to 3.96% and 3.94% for the three and six months ended June 30, 2021. Excluding loan fees in lieu of interest and the impact of PPP loans, the yield on average interest-earning assets for the three and six months ended June 30, 2022 was 3.96% and 3.81%, respectively, compared to 3.64% and 3.66% for the three and six months ended June 30, 2021. The increase in yields was primarily due to rising rates on variable-rate loans, following the Federal Open Market Committee’s (“FOMC”) decision to raise the target Fed Funds rate 150 basis points during the first half of 2022, as well as the reinvestment of cash flows from the securities and fixed-rate loan portfolios in a rising rate environment.
    The rate paid on average interest-bearing in-market deposits for the three and six months ended June 30, 2022 increased to 0.29% and 0.24%, respectively, from 0.21% and 0.22% for the three and six months ended June 30, 2021. The average rate paid on total interest-bearing liabilities for the three and six months ended June 30, 2022 increased to 0.73% and 0.67%, respectively, from 0.65% for both the three and six months ended June 30, 2021. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings. The average rates paid increased commensurate with the increase in short-term market rates and the renewal of maturing FHLB advances at higher fixed rates. The daily average effective federal funds rate for the three and six months ended June 30, 2022 increased 70 and 38 basis points, respectively, compared to the same periods in 2021. This equates to a beta of 11% and 5% for the three and six months ended June 30, 2022, respectively, on interest-bearing in-market deposits.
Management believes its success in growing in-market deposit relationships, disciplined loan pricing, and increased production in existing higher-yielding specialized lending lines of business will allow the Corporation to maintain a net interest margin of at least 3.50%, on average, over the long-term; however, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin. Net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. The Corporation continues to maintain an asset-sensitive balance sheet and ended the quarter appropriately positioned for net interest income to benefit from rising short-term interest rates.

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
The Corporation recognized a $3.7 million and $4.6 million provision benefit for the three and six months ended June 30, 2022, respectively, compared to a benefit of $1.0 million and $3.0 million for the three and six months ended June 30, 2021. The provision benefit for the three months ended June 30, 2022 was primarily due to a net recovery of $4.2 million and a $185,000 reduction due to qualitative risk factor improvements, partially offset by a $527,000 increase in the general reserve due to loan growth. The provision benefit for the six months ended June 30, 2022 was primarily due to a net recovery of $4.4 million, a $601,000 reduction due to qualitative risk factor improvements, and a $251,000 net decrease in specific reserves, partially offset by a $762,000 increase in the general reserve due to loan growth. The net recovery for the three and six months ended June 30, 2022 included a $4.1 million principal recovery relating to a legacy SBA relationship originated in May 2016 and fully charged-off in December 2020.
The following table shows the components of the provision for loan and lease losses for the three and six months ended June 30, 2022 compared to the three months ended June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Change in general reserve due to subjective factor changes	$(185)	$(652)	$(601)	$430
Change in general reserve due to historical loss factor changes	64	(1,687)	(142)	(2,671)
Charge-offs	85	2,894	107	3,038
Recoveries	(4,247)	(545)	(4,457)	(3,218)
Change in specific reserves on impaired loans, net	29	(1,466)	(251)	(1,660)
Change due to loan growth, net	527	498	762	1,055
Total provision for loan and lease losses	$(3,727)	$(958)	$(4,582)	$(3,026)

     The addition of specific reserves on impaired loans represents new specific reserves established when collateral shortfalls or government guaranty deficiencies are present, while the release of specific reserves represents the reduction of previously established reserves that are no longer required. Changes in the allowance for loan and lease losses due to subjective factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for loan and lease losses to maintain the allowance for loan and lease losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Change in the inherent risk of the portfolio is primarily influenced by the overall growth in gross loans and leases and an analysis of loans previously charged off, as well as movement of existing loans and leases in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve loss rate. Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.
Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2022 and 2021
Non-Interest Income
    Non-interest income increased $551,000, or 8.7%, to $6.9 million for the three months ended June 30, 2022 compared to $6.3 million for the same period in 2021. The increase in total non-interest income for the three months ended June 30, 2022 was due to increases in private wealth management services fee income, loan fee income, service charges on deposits, and commercial loan swap fee income. These favorable variances were partially offset by a decrease in gains on the sale of SBA loans. Non-interest income for the six months ended June 30, 2022 increased $742,000, or 5.5%, to $14.3 million compared to $13.5 million for the same period in 2021. The increase in total non-interest income for the six months ended June 30, 2022 reflected strong private wealth management services fee income, an increase in other non-interest income, led by mezzanine fund investment income, and an increase in commercial loan swap fee income, loan fee income, and service charges on deposits. These favorable variances were partially offset by a decrease in gains on the sale of SBA loans.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 22.5% and 24.0% of total revenues for the three and six months ended June 30, 2022, respectively, compared to 22.6% and 24.1% for the three and six months ended June 30, 2021.
    The components of non-interest income were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$2,852	$2,744	$108	3.9%	$5,693	$5,151	$542	10.5%
Gain on sale of SBA loans	951	1,203	(252)	(20.9)	1,537	2,281	(744)	(32.6)
Service charges on deposits	1,041	941	100	10.6	2,040	1,859	181	9.7
Loan fees	697	569	128	22.5	1,349	1,114	235	21.1
Increase in cash surrender value of bank-owned life insurance	350	350	—	NM	698	699	(1)	(0.1)
Net gain (loss) on sale of securities	—	29	(29)	NM	—	29	(29)	NM
Swap fees	471	—	471	NM	697	684	13	1.9
Other non-interest income	510	485	25	5.2	2,244	1,699	545	32.1
Total non-interest income	$6,872	$6,321	$551	8.7	$14,258	$13,516	$742	5.5
Fee income ratio(1)	22.5%	22.6%			24.0%	24.1%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management service fees increased $108,000, or 3.9%, and $542,000, or 10.5%, for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. Private wealth management fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of June 30, 2022, private wealth and trust assets under management and administration totaled $2.554 billion, decreasing $10.6 million, or 0.4%, compared to $2.564 billion as of June 30, 2021, as new client relationships and new money from existing clients was more than offset by the decline in market values.

Commercial loan interest rate swap fee income was $471,000 and $697,000 for the three and six months ended June 30, 2022, respectively, compared to no activity for the three months ended June 30, 2021 and $684,000 for the six months ended June 30, 2021. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $646.1 million as of June 30, 2022, compared to $637.0 million as of June 30, 2021. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on loan activity and the interest rate environment in any given quarter.
Loan fees increased $128,000, or 22.5%, and $235,000, or 21.1%, for the three and six months ended June 30, 2022, respectively, compared to same periods in 2021. The increase was due to an increase in conventional, SBA, and floorplan financing activity generating additional service fee income.
Service charges on deposits increased $100,000, or 10.6%, and $181,000, or 9.7%, for the three and six months ended June 30, 2022, respectively, compared to same periods in 2021. The increase was due to an increase in new client relationships and the addition of new services to existing client relationships.
Other non-interest income increased $25,000, or 5.2%, and $545,000, or 32.1% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase for the six months ended June 30, 2022 was primarily due to above average returns from the Corporation’s investments in mezzanine funds.
Gain on sale of SBA loans for the three and six months ended June 30, 2022 decreased $252,000, or 20.9%, and $744,000, or 32.6%, respectively, compared to the same periods in 2021.
Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2022 and 2021
Non-Interest Expense
Non-interest expense for the three and six months ended June 30, 2022 increased by $1.3 million, or 7.0%, and $2.8 million, or 7.8%, respectively, compared to the same periods in 2021. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $1.8 million, or 9.8%, and $3.2 million, or 9.0%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in operating expense was primarily due to an increase in compensation, professional fees, and marketing expenses.
The components of non-interest expense were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in Thousands)
Compensation	$14,020	$13,255	$765	5.8%	$27,658	$25,912	$1,746	6.7%
Occupancy	568	533	35	6.6	1,123	1,085	38	3.5
Professional fees	1,298	913	385	42.2	2,468	1,778	690	38.8
Data processing	892	798	94	11.8	1,673	1,569	104	6.6
Marketing	670	511	159	31.1	1,170	902	268	29.7
Equipment	235	261	(26)	(10.0)	479	506	(27)	(5.3)
Computer software	1,117	1,129	(12)	(1.1)	2,199	2,244	(45)	(2.0)
FDIC insurance	296	280	16	5.7	610	642	(32)	(5.0)
Other non-interest expense	360	504	(144)	(28.6)	900	876	24	2.7
Total non-interest expense	$19,456	$18,184	$1,272	7.0	$38,280	$35,514	$2,766	7.8
Total operating expense(1)	$19,685	$17,932	$1,753	9.8	$38,573	$35,383	$3,190	9.0
Full-time equivalent employees	333	319			333	319

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three and six months ended June 30, 2022 increased $765,000, or 5.8%, and $1.7 million, or 6.7%, respectively, compared to the three and six months ended June 30, 2021. The increase reflects above average annual merit and market increases, reflecting the competitive job market, as well as an increase in the annual cash incentive compensation bonus accrual related to performance and hiring to support the Bank’s growth plans. Management believes there will be upward pressure on compensation throughout the remainder of the year as the Bank continues to opportunistically invest in new talent and retain existing talent in the competitive market. Average full-time equivalent employees for the three months ended June 30, 2022 increased to 321, up 2.89%, compared to 312 for the three months ended June 30, 2021.
Professional fees increased $385,000, or 42.2%, and $690,000, or 38.8%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase was primarily due to an increase in recruiting expense, audit expenses, and a general increase in other professional consulting services for various projects.
Marketing expense increased $159,000, or 31.1%, and $268,000, or 29.7%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase was primarily due to an increase in business development efforts as the Corporation returns to pre-pandemic spending levels.
Income Taxes
    Income tax expense totaled $5.8 million for the six months ended June 30, 2022 compared to an income tax expense of $5.6 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 23.7% compared to 23.6% for the six months ended June 30, 2021. For 2022, the Corporation expects to report an effective tax rate of approximately 23% as management intends to continue actively pursuing tax credit opportunities.
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

Financial Condition
General
    Total assets increased by $124.1 million, or 4.7%, to $2.777 billion as of June 30, 2022 compared to $2.653 billion at December 31, 2021. The increase in total assets was primarily driven by an increase in cash and loans and leases receivable. Total liabilities increased by $106.6 million, or 4.4%, to $2.527 billion at June 30, 2022 compared to $2.420 billion at December 31, 2021. The increase in total liabilities was principally due to an increase in FHLB advances and subordinated debentures, partially offset by a decrease in deposits and payoff of junior subordinated debentures. Total stockholders’ equity increased by $17.5 million, or 7.5%, to $249.9 million at June 30, 2022 compared to $232.4 million at December 31, 2021. The increase in total stockholders’ equity was due to retention of earnings and issuance of preferred stock, partially offset by unrealized losses on available-for-sale securities and dividends paid to common stockholders.
Cash and Cash Equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $29.6 million to $39.3 million at June 30, 2022 principally due to a routine temporary increase in cash related to client funds in-transit. Short-term investments increased by $8.8 million to $56.2 million at June 30, 2022 from $47.4 million at December 31, 2021. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance sheet liquidity program. As of June 30, 2022 and December 31, 2021, interest-bearing deposits held at the FRB were $55.5 million and $47.0 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.

Securities
    Total securities, including available-for-sale and held-to-maturity, decreased by $2.8 million, or 1.3%, to $222.6 million, or 8.0% of total assets at June 30, 2022 compared to $225.4 million, or 8.5% of total assets at December 31, 2021. During the six months ended June 30, 2022 the Corporation recognized unrealized losses of $19.7 million before income taxes through other comprehensive income, compared to unrealized losses of $1.6 million for the same period in 2021. These unrealized losses are solely driven by the recent shift in interest rates. As of June 30, 2022 and December 31, 2021, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 6.3 years and 5.7 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2022.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $50.9 million, or to $2.266 billion at June 30, 2022 from $2.215 billion at December 31, 2021 which was driven by commercial loan growth, partially offset by PPP loan forgiveness. Loans and leases receivable, net of allowance for loan and lease losses and excluding net PPP loans, increased by $70.0 million to $2.258 billion at June 30, 2022 from $2.188 billion at December 31, 2021.
Total commercial real estate (“CRE”) loans increased $33.9 million to $1.488 billion, up from $1.455 billion at December 31, 2021. Owner occupied CRE and construction financing drove CRE loan growth as of June 30, 2022, increasing $22.8 million, and $24.1 million, respectively, from December 31, 2021, partially offset by a $5.7 million and $9.5 million decline in multi-family and non-owner occupied CRE loans, respectively.
There continues to be a concentration in CRE loans which represented 65.2% and 65.8% of our total loans, excluding net PPP loans, as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, 17.4% of the CRE loans were owner-occupied CRE, compared to 16.2% as of December 31, 2021. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
Excluding PPP loans, C&I loans increased $30.1 million, to $733.1 million from $703.0 million at December 31, 2021. Despite elevated payoffs during the first quarter of 2022, management believes timely prior-period investments in conventional and specialized commercial lending has positioned C&I lending for strong and sustainable growth in 2022 and beyond. Including PPP loans, our C&I portfolio increased $10.5 million to $741.4 million from $730.8 million at December 31, 2021.
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

Deposits
    As of June 30, 2022, deposits decreased by $88.6 million to $1.869 billion from $1.958 billion at December 31, 2021, primarily due to a $108.5 million and $22.7 million decrease in transaction accounts and money market accounts, respectively, partially offset by a $59.9 million increase in certificates of deposit. The decline in balances was due to movement of client deposits to investment alternatives, seasonality within the Bank’s municipality clients, tax payments, and normal course of business for continuing client relationships. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will contribute to a net increase in deposits annually; however, period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were $1.917 billion for the six months ended June 30, 2022 compared to $1.729 billion for the six months ended June 30, 2021.
FHLB Advances and Other Borrowings
    As of June 30, 2022, FHLB advances and other borrowings increased by $193.2 million, or 47.9%, to $596.6 million from $403.5 million at December 31, 2021. The FHLB advances were used to fund the seasonal decline of in-market deposits and to match-fund existing and new fixed-rate loan growth to mitigate interest risk.
As of June 30, 2022 and December 31, 2021, the Corporation had other borrowings of $8.3 million and $10.4 million respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting, and borrowings associated with our investment in a community development entity.
    On March 4, 2022, the Corporation completed a private placement of $20.0 million in new subordinated debt to one institutional investor. Management used a portion of the proceeds during the second quarter of 2022 to redeem $9.1 million of subordinated notes bearing a fixed interest rate of 6.00%. The remainder of the proceeds will be used for general corporate purposes, including to support the Bank’s growth strategy, and to fund the Corporation’s previously announced $5 million share repurchase plan. The subordinated note bears a fixed interest rate of 3.50% with a maturity date of March 15, 2032 and has certain performance debt covenants of which the Corporation was in compliance as of June 30, 2022. The Corporation may, at its option, redeem the note, in whole or part, at any time after the fifth anniversary of issuance.
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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three months ended June 30, 2022, the Corporation paid $246,000 in preferred cash dividends. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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
As of June 30, 2022, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $646.1 million, compared to $640.6 million as of December 31, 2021. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between May 2024 and March 2038. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2022, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $3.2 million and as a derivative liability of $40.4 million compared to a derivative asset and liability of $26.3 million and $6.6 million, respectively, as of December 31, 2021. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between May 2024 and March 2038. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $37.1 million as of June 30, 2022, compared to a net derivative liability of $19.7 million as of December 31, 2021. The gross amount of dealer counterparty swaps as of June 30, 2022, without regard to the enforceable master netting agreement, was a gross derivative liability of $3.2 million and a gross derivative asset of $40.4 million, compared to a gross derivative liability of $26.3 million and gross derivative asset of $6.6 million as of December 31, 2021.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of June 30, 2022, the aggregate notional value of interest rate swaps designated as cash flow hedges was $124.4 million. These interest rate swaps mature between December 2022 and March 2034. A pre-tax unrealized gain of $1.7 million and $5.7 million was recognized in other comprehensive income for the three and six months ended June 30, 2022, respectively, and there was no ineffective portion of these hedges.
The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of June 30, 2022, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized loss of $376,000 was recognized in other comprehensive income for the six months ended June 30, 2022 and there was no ineffective portion of these hedges.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Impaired Assets
    Total impaired assets consisted of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$113	$348
Commercial real estate - non-owner occupied	—	—
Land development	—	—
Construction	—	—
Multi-family	—	—
1-4 family	33	339
Total non-accrual commercial real estate	146	687
Commercial and industrial	5,390	5,572
Direct financing leases, net	49	99
Consumer and other:
Home equity and second mortgages	—	—
Other	—	—
Total non-accrual consumer and other loans	—	—
Total non-accrual loans and leases	5,585	6,358
Foreclosed properties, net	124	164
Total non-performing assets	5,709	6,522
Performing troubled debt restructurings	188	217
Total impaired assets	$5,897	$6,739

Total non-accrual loans and leases to gross loans and leases	0.24%	0.28%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.25	0.29
Total non-performing assets to total assets	0.21	0.25
Allowance for loan and lease losses to gross loans and leases	1.05	1.09
Allowance for loan and lease losses to non-accrual loans and leases	431.58	382.76
    Net PPP loans outstanding as of June 30, 2022 and December 31, 2021, were $8.2 million and $27.3 million, respectively. The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	June 30, 2022	December 31, 2021
Total non-accrual loans and leases to gross loans and leases	0.24%	0.29%
Total non-performing assets to gross loans and leases plus foreclosed properties, net	0.25	0.29
Total non-performing assets to total assets	0.21	0.25
Allowance for loan and lease losses to gross loans and leases	1.06	1.10
Non-accrual loans decreased $773,000, or 12.2%, to $5.6 million at June 30, 2022, compared to $6.4 million at December 31, 2021. The decrease in non-accrual loans was principally due to loan payoffs, loans returning to accrual status, and $85,000 of charge-offs. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.24% and 0.28% at June 30, 2022 and December 31, 2021, respectively. Non-accrual loans as a percentage of total gross loans and leases, excluding net PPP loans, was 0.24% and 0.29% at June 30, 2022 and December 31, 2021, respectively. As of

June 30, 2022 and December 31, 2021, $615,000 and $627,000 of non-accrual loans and leases were considered TDRs, respectively.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets was 0.21% and 0.25% at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.0% of the total portfolio was in a current payment status, compared to 99.8% as of December 31, 2021. We also monitor asset quality through our established categories as defined in Note 5 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    As of June 30, 2022, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
    The following represents additional information regarding our impaired loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2022	2021	2021
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$4,144	$7,948	$4,419
Impaired loans and leases with impairment reserves required	1,629	3,530	2,156
Total impaired loans and leases	5,773	11,478	6,575
Less: Impairment reserve (included in allowance for loan and lease losses)	1,254	2,021	1,505
Net impaired loans and leases	$4,519	$9,457	$5,070
Average impaired loans and leases	$6,009	$19,420	$14,260
Foregone interest income attributable to impaired loans and leases	$206	$1,081	$1,104
Less: Interest income recognized on impaired loans and leases	813	153	454
Net foregone interest income on impaired loans and leases	$(607)	$928	$650
Allowance for Loan and Lease Losses
    The allowance for loan and lease losses decreased $232,000, or 1.0%, to $24.1 million as of June 30, 2022 from $24.3 million as of December 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases decreased to 1.05% as of June 30, 2022 from 1.09% as of December 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 1.06% as of June 30, 2022 compared to 1.10% as of December 31, 2021. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally due to the net decrease in specific reserves and qualitative risk factor improvements. These general and specific reserve releases were partially offset by an increase in general reserve commensurate with loan growth. The majority of loan segments experienced a reduction in historical loss factors as the look-back period continued to roll off the Corporation’s higher loss rates from the Great Recession.
    There have been no substantive changes to our methodology for estimating the appropriate level of allowance for loan and lease loss reserves from what was previously outlined in our most recent Annual Report on Form 10-K.

    During the six months ended June 30, 2022, we recorded net recoveries on impaired loans and leases of $4.4 million, comprised of $107,000 of charge-offs and $4.5 million of recoveries. While we likely will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, based on current economic conditions, management believes net charge-offs will remain at low levels in the near term. Loans and leases with previously established specific reserves, however, may ultimately result in a charge-off under a variety of scenarios.
    As of June 30, 2022 and December 31, 2021, our ratio of allowance for loan and lease losses to total non-accrual loans and leases was 431.58% and 382.76%, respectively. This ratio increased primarily due to the substantial decrease in non-accrual loans and leases discussed above, in comparison to the decrease in the allowance for loan and leases losses. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2022.
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
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of June 30, 2022 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $24.1 million, or 1.05% of gross loans and leases, at June 30, 2022. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Allowance at beginning of period	$23,669	$28,982	$24,336	$28,521
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	(4)	—	(4)
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	(245)	—	(245)
Commercial and industrial	(85)	(2,621)	(107)	(2,765)
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—
Other	—	(24)	—	(24)
Total charge-offs	(85)	(2,894)	(107)	(3,038)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	4,121	84	4,236	225
Commercial real estate — non-owner occupied	—	—	1	—
Construction and land development	—	—	—	2,078
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	117	460	201	913
Direct financing leases	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1
Other	9	1	19	1
Total recoveries	4,247	545	4,457	3,218
Net recoveries	4,162	(2,349)	4,350	180
Provision for loan and lease losses	(3,727)	(958)	(4,582)	(3,026)
Allowance at end of period	$24,104	$25,675	$24,104	$25,675
Annualized net (recoveries) charge-offs as a percent of average gross loans and leases	(0.73)%	0.42%	(0.39)%	(0.02)%
Annualized net (recoveries) charge-offs as a percent of average gross loans and leases, excluding average net PPP loans	(0.74)%	0.47%	(0.39)%	(0.02)%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2022 were the interest payments due on subordinated notes and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on June 30, 2022, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of June 30, 2022 and December 31, 2021, our immediate on-balance sheet liquidity was $413.0 million and $529.5 million, respectively. At June 30, 2022 and December 31, 2021, the Bank had $55.5 million and $47.0 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $566.4 million of outstanding wholesale funds at June 30, 2022, compared to $398.4 million of wholesale funds as of December 31, 2021, which represented 23.4% and 17.1%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits decreased $71.3 million, or 3.7%, to $1.857 billion at June 30, 2022 from $1.928 billion at December 31, 2021. The decline was due to movement of deposits to investment alternatives and to pay taxes, seasonality within the Bank’s municipality clients, and normal course of business for continuing client relationships. The decline in in-market deposits was not the result of the loss of any significant client relationships, and we expect to continue to establish new client relationships and increase deposit balances with existing clients’ accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of June 30, 2022.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended June 30, 2022. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through on-balance sheet liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral.

As of June 30, 2022, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
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
    During the six months ended June 30, 2022, operating activities resulted in a net cash inflow of $16.8 million, which included net income of $19.9 million, partially offset by a $4.6 million provision for loan and lease loss benefit. Net cash used by investing activities for the six months ended June 30, 2022 was $79.4 million primarily due to investments made in securities available for sale, net loan disbursements, and a net increase in FHLB stock. Net cash provided by financing activities was $101.0 million for the six months ended June 30, 2022 primarily due to a net increase in FHLB advances, partially offset by a net decrease in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of June 30, 2022, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
    On March 4, 2022, the Corporation’s Board approved a new share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending March 4, 2023. As of June 30, 2022, the Corporation had repurchased a total of 30,600 shares for approximately $1.0 million at an average cost of $33.28 per share.
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
    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	22,797	$33.15	7,809	—
May 1, 2022 - May 31, 2022	10,557	33.74	9,743	—
June 1, 2022 - June 30, 2022	7,646	32.78	8,546	—
Total	41,000	33.24	26,098	124,075

(1)During the second quarter of 2022, the Corporation repurchased an aggregate 41,000 shares of the Corporation’s common stock in open-market transactions, of which 26,098 shares were purchased pursuant to the repurchase program publicly announced on March 4, 2022, and of which 14,902 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 29, 2022	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 29, 2022	/s/ Edward G. Sloane, Jr.
Edward G. Sloane, Jr.
Chief Financial Officer
(principal financial officer)