Form 10-K
period 2022-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2023-02-22
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $264.4 million.
As of February 20, 2023, 8,347,241 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2023 are incorporated by reference into Part III hereof.

PART I.

Item 1. Business
BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (“FBB” or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through FBB and its wholly-owned subsidiary First Business Specialty Finance, LLC (“FBSF”). The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services are focused on business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, Small Business Administration (“SBA”) lending and servicing, treasury management solutions, and company retirement services. Our private wealth management services include trust and estate administration, financial planning, investment management, and private banking for executives and owners of our business banking clients and others. Our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation for other financial institutions. We do not utilize a branch network to attract retail clients. Our operating model is predicated on deep client relationships, financial expertise, and an efficient, centralized administration function delivering best in class client satisfaction. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients. We conduct our commercial banking operations through one operating segment.
As of December 31, 2022, on a consolidated basis, we had total assets of $2.977 billion, total gross loans and leases of $2.443 billion, total deposits of $2.168 billion, and total stockholders’ equity of $260.6 million.

Commercial Banking Products and Services

Commercial Lending
We strive to meet the specific commercial lending needs of small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses with annual sales of up to $150 million. Through FBB, we service South Central Wisconsin, Southeast Wisconsin, Northeast Wisconsin, and the greater Kansas City Metro.
Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. We also originate loans secured by commercial real estate, including owner-occupied and non owner-occupied facilities. As of December 31, 2022, our conventional commercial real estate and commercial loans – excluding consumer lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, and SBA lending described below – represented approximately 75% of our total gross loans and leases receivable.
Asset-Based Lending
FBB, through its wholly-owned subsidiary FBSF, provides asset-based lending to small- to medium-sized companies. With business development officers located in several states, our asset-based lending team serves clients nationwide. We primarily provide revolving lines of credit and term loans for financial and strategic acquisitions, capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, and corporate turnaround strategies. As a bank-owned, asset-based lender with strong underwriting standards, our team is positioned to provide cost-effective financing solutions to companies which do not have the established, stable cash flows necessary to qualify for traditional commercial lending products. These borrowing relationships generally range between $2 million and $15 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2022, asset-based lending represented approximately 8% of our total gross loans and leases receivable.

Accounts Receivable Financing
FBB, through its wholly-owned subsidiary FBSF, provides funding to clients by purchasing accounts receivable primarily on a full recourse basis. With business development officers located in several states, our accounts receivable financing team serves clients nationwide. Our accounts receivable financing team provides working capital to support growth and other cash flow needs. Accounts receivable financing typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. As of December 31, 2022, accounts receivable financing represented approximately 3% of our total gross loans and leases receivable.
Equipment Financing
FBB, through its wholly-owned subsidiary FBSF, finances a broad range of equipment, through loans and leases, to address the financing needs of commercial clients in a variety of industries. Our focus in this financing vertical includes manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. These financings generally range between $250,000 and $5 million with terms of 36 to 84 months.
FBSF also delivers small ticket vendor equipment financing via an online application and proprietary credit scoring architecture. Through this nationwide distribution channel, FBSF provides financing solutions for equipment vendors and their end users. These equipment vendors specialize primarily in healthcare, manufacturing, technology equipment, and specialty vehicles. The end users (i.e., our lessees and borrowers) are primarily industrial transportation users, physician groups, veterinarians, and hospitals. These financings generally range between $25,000 and $500,000 with terms of 36 to 84 months. Small ticket vendor equipment financing typically generates higher yields than traditional commercial lending. As of December 31, 2022, equipment financing represented approximately 8% of our total gross loans and leases receivable.
Floorplan Financing
FBB, through its wholly-owned subsidiary FBSF, offers floorplan financing for independent car dealerships nationwide. These floorplan programs generally range from $500,000 to $10 million for larger, well-established independent car dealers. As of December 31, 2022, floorplan financing represented approximately 2% of our total gross loans and leases receivable.
SBA Lending and Servicing
SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing. We are an approved participant in the SBA’s Preferred Lender Program (“PLP”). The PLP is part of the SBA's effort to streamline the procedures necessary to provide financial assistance to the small business community. Under this program, the SBA delegates the final credit decision, most servicing, liquidation authority and responsibility to PLP lenders. We leverage this program authority and capacity to package, underwrite, process, service, and liquidate, if necessary, SBA loans nationwide.
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
SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates higher than those of our traditional commercial loans. We also obtain funding and treasury management fee income by gathering deposits from these clients. Our SBA strategy generates non-interest income from two primary sources. First, we often choose to sell the guaranteed portions of the SBA loans to aggregators who securitize the assets for sale in the secondary market. We receive a premium on each loan sold, resulting in the recognition of a gain in the period of sale. Second, we receive servicing income from the holder of the securitized asset over the life of the loan. As of December 31, 2022, the on-balance sheet portion of SBA loans represented approximately 2% of our total gross loans and leases receivable.

Treasury Management Services
FBB provides comprehensive treasury management services for commercial banking and specialized lending clients to manage their cash and liquidity, including lockbox, accounts receivable collection services, electronic payment solutions, fraud detection and protection, information reporting, reconciliation, and data integration solutions. For our clients involved in international trade, the Bank offers international payment services, foreign exchange, and trade letters of credit. The Bank also offers a variety of deposit accounts and balance optimization solutions.

Company Retirement Plan Services
FBB acts as fiduciary and investment manager for corporate clients, creating and executing asset allocation strategies tailored to each corporation’s unique situation. FBB acts as a discretionary trustee and investment fiduciary, sharing responsibility for monitoring assets to match the client’s specifications. Offering only non-proprietary funds removes conflict of interest while designing cost-effective company retirement plans which provide a competitive return. As of December 31, 2022, FBB had $373.3 million of company retirement plan assets under management and administration.

Private Wealth Management
FBB acts as fiduciary and investment manager for individual clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBB has full fiduciary powers and offers trust and estate administration, financial planning, and investment management, acting in a trustee or agent capacity. FBB also provides brokerage and custody-only services, for which we administer and safeguard assets, but do not provide investment advice. As of December 31, 2022, FBB had $2.287 billion of private wealth assets under management and administration.
The Bank also offers private banking to its Private Wealth Management clients. As of December 31, 2022, our private wealth loans represented approximately 2% of our total gross loans and leases receivable.

Bank Consulting Services
    FBB provides outsourced treasury services to assist banks and other financial institutions with balance sheet management. These services include investment portfolio management and administrative services, asset liability management services, and asset liability process validations required by regulators.

Competition
FBB encounters strong competition across all of our commercial banking products and services. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and FinTech companies. The Bank also competes with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources than the Bank. We believe the experience, expertise, and responsiveness of our banking professionals, as well as our focus on fostering long-lasting relationships, sets us apart from our competitors.

Human Capital Management
At December 31, 2022, we had 345 employees which equated to approximately 337 full-time equivalent employees (“FTE”). None of our employees are represented by a union or subject to a collective bargaining agreement.
The Corporation believes achieving strong financial results begins with its employees. In 2022, the workforce grew to 345 employees. While the majority of employees are located in the primary banking markets, the Corporation has employees in over 27 states. This geographic expansion allows the Corporation to continue to diversify the workforce and add producers and specialists as the business lines grow.
The Corporation’s culture is critical and is rooted in our founding beliefs and guided by our cultural competencies. The Corporation’s leaders and employees are expected to treat everyone with the highest respect. The clarity of the Corporation’s core values creates a special and committed team atmosphere. This increases productivity, reduces turnover, attracts motivated employees, and cultivates an inclusive atmosphere. The Corporation’s culture creates engaged employees, who, in turn, generate satisfied clients. The Corporation is in a people-differentiated business and attracting and retaining the best talent possible is critical to our success. The strength of our culture and core values is demonstrated in a number of ways:
•In 2023, the Corporation was named to the national list of Top Workplaces USA for the second year in a row and to the regional list of Wisconsin State Journal Top Workplaces for the South Central Wisconsin area and Milwaukee

Journal Sentinel for the Milwaukee/Southeast Wisconsin area. Top Workplaces awards are based solely on feedback captured through a third-party administered employee engagement survey and provide regional and national level programs plus industry and culture excellence awards. Being part of the highly regarded Top Workplaces list is a tangible indicator how well the Corporation is navigating its culture in today’s world of work.
◦In 2022, as part of the Top Workplaces Survey, the Corporation was awarded the Top Workplaces Culture Excellence recognition across nine categories. These awards celebrate companies that excel in specific areas of workplace culture. The Corporation's Culture Excellence Awards include: Leadership, Innovation, Compensation & Benefits, Work-Life Flexibility, Purpose & Values, DEI Practices, Employee Appreciation, Employee Well-Being, and Professional Development.
•The Corporation has been successful in rehiring former employees ("boomerangs"). The special culture and character and caliber of coworkers are the boomerangs' top reasons for returning. Eighteen employees have rejoined the Corporation which represents approximately 5% of the workforce.
•In 2022, the Corporation achieved an employee engagement rating of 87% with a 92% participation rate – both are well above the finance and insurance industry norm of 76% and 70%, respectively. Employee engagement is a key business driver for organizational success. Engaged employees work harder, are more loyal and are more likely to go the extra mile for the organization and our clients.
•Employee turnover was 11.02% across the Corporation in 2022 – well below the employee turnover average of 20.3% in the banking industry, as reported in a survey conducted by Aon in 2022.
The Corporation is committed to expanding its talent pool and leadership pipeline to include more individuals from underrepresented groups and recognizes how important it is for employees to develop and progress in their careers. To support this development, the Corporation provides a variety of resources to help employees grow in their current roles and build new skills, including a learning management system, tuition reimbursement, commercial banking development program, and manager effectiveness programs. The Corporation has an interactive talent management platform which enables more effective talent management, increases engagement and accountability, and supports performance management, goal planning, career pathing and succession management.
•The Corporation continues to make progress with multi-year strategic succession planning goals. On January 3, 2023, the Corporation announced a number of executive-level promotions and appointments. In addition, we invest in all our people and have succession planning and talent development goals that go beyond the executive level. In 2022, the Corporation made progress with the successful recruitment of females in leadership roles in multiple regions.
•A Professional Development check-in was conducted with all employees to encourage goal setting that could potentially lead to a promotion, an internal transfer, or being more effective in their current role. In 2022, 100% of the workforce established performance goals and nearly 20% of the workforce progressed along their career path into new roles within the Corporation.
The Corporation recognizes the value different perspectives, experiences, and cultures bring to our organization. To deliver the client-centered solutions for which the Corporation is known, it is important to fully embrace and welcome the dynamic and vibrant backgrounds of our ever-growing workforce and community. Leaders and managers are committed to fostering a culture of belonging, broadening perspectives, and deepening relationships.
•Throughout 2022, the Corporation furthered its DEI efforts by introducing leaders and all employees to foundational DEI concepts, establishing a shared understanding of why they matter and equipping leaders and managers to demonstrate their commitment to DEI to motivate employee engagement.
◦100% of the Corporation's leaders completed a multi-session DEI course curated by our external DEI consultant, an inclusive leadership self-assessment, and participated in all or most of the learning sessions offered throughout the year.
◦All employees were invited to participate in the multi-session DEI course and learning sessions on a voluntary basis. Approximately 65% of employees participated in one or more learning courses throughout the year.
•A Belonging Index is measured as part of the Corporation’s engagement survey. The Belonging Index measures a feeling of security and support, and a sense of acceptance and inclusion as a member of the team and employee of the Corporation. The Corporation's Belonging Index was 91% in our 2022 engagement survey.
The Corporation continues to evaluate where and how employees work. As hybrid work has evolved, so has the Corporation. The Corporation’s leaders and managers have learned to be more flexible and enable employees to do their jobs with more autonomy and in new ways. This has also enabled the Corporation to expand talent pools and grow the depth and diversity of its workforce. In 2022, the Corporation had approximately 75% of its employees working a hybrid or remote work schedule.
The Corporation is committed to paying an attractive, equitable, and competitive wage based on market rates for the employees' roles, experience and how they perform. To ensure pay is competitive, the Corporation regularly benchmarks against other companies both within and outside our industry. The Corporation is additionally committed to supporting employees’ and their families’ well-being by offering a very comprehensive total rewards package. The Corporation’s Wellness Committee assists in prioritizing how to best support employees’ physical, emotional, and financial wellness. Given the competitive job market and the critical importance of retaining employees, annual base salaries were increased by an additional $650,000 or approximately 2% more in 2023 (and in 2022) than the Corporation’s historical average annual merit increase.

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
As of December 31, 2022, FBB had six wholly-owned subsidiaries and total gross loans and leases receivable of $2.443 billion, total deposits of $2.171 billion, and total stockholders’ equity of $294.1 million.

FBFS Statutory Trust II
In September 2008, FBFS formed FBFS Statutory Trust II (“Trust II”), a Delaware business trust wholly-owned by FBFS to facilitate the sale of trust preferred securities by Trust II and Trust II’s purchase of junior subordinated notes issued by FBFS. FBFS’s ownership interest in Trust II has not been consolidated into the financial statements. As of March 30, 2022, the junior subordinated notes and preferred securities were redeemed and Trust II was dissolved.

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

Markets

    Although certain of our commercial banking products and services are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas, and Missouri. Specifically, our three markets in Wisconsin consist of South Central Wisconsin, Southeast Wisconsin, and Northeast Wisconsin. We serve the greater Kansas City Metro through our Leawood, Kansas office, which is located in the Kansas City metropolitan area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

South Central Wisconsin
    As the capital of Wisconsin and home of the University of Wisconsin-Madison, the greater Madison area, specifically Dane County and surrounding counties, offers an appealing economic environment populated by a highly educated workforce. While the economy of the South Central Wisconsin is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments. South Central Wisconsin is also home to technology and research and development related companies, which benefit from the area’s strong governmental and academic ties, as well as several major health care systems and hospitals, which provides healthcare services to South Central Wisconsin.

Southeast Wisconsin
Southeast Wisconsin provides a diverse economic base with a highly skilled labor force and strong manufacturing industry. The most prominent economic sectors include manufacturing, financial services, health care, diversified service companies, and education. The area is home to several major hospitals, providing health services to the greater Southeast Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

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

Corey A. Chambas, age 60, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President from February 2005 until January 2023. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. Mr. Chambas has over 35 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Harris Bank, N.A. (“BMO Harris Bank”), in Madison, Wisconsin.

Edward G. Sloane, Jr., age 62, has served as Chief Financial Officer of FBFS since January 2016. Mr. Sloane also serves as the Chief Financial Officer of the Bank. Mr. Sloane has over 35 years of financial services experience including mergers and acquisitions, strategic planning and financial reporting and analysis. On May 18, 2022, Mr. Sloane notified the Corporation that he intends to retire on March 31, 2023. The Corporation plans to appoint Brian D. Spielmann to succeed Mr. Sloane as the Corporation’s Chief Financial Officer upon Mr. Sloane’s retirement. Mr. Spielmann is currently serving as Deputy Chief Financial Officer and Chief Accounting Officer of the Corporation.

Barbara M. Conley, age 69, has served as FBFS’s General Counsel since June 2008. Ms. Conley also serves as General Counsel of the Bank. She has over 35 years of experience in commercial banking. Immediately prior to joining FBFS in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank, National Association. She had been employed at Associated Bank since May 1976.

Jodi A. Chandler, age 58, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 25 years.

Mark J. Meloy, age 61, was promoted to Executive Vice President of FBFS in January 2023.. Mr. Meloy joined FBFS in 2000 and has held various positions including Chief Executive Officer of FBB, Executive Vice President of FBB, and President and Chief Executive Officer of FBB-Milwaukee. He also currently serves as a director of our FBSF subsidiary. Mr. Meloy has over 35 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

    Daniel S. Ovokaitys, age 49, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

    David R. Seiler, age 58, has served as Chief Operating Officer of FBFS since April 2016 and was promoted to President of FBFS in January 2023. He also currently serves as a director for our subsidiary FBSF. Mr. Seiler has over 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Harris Bank in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

Bradley A. Quade, age 57, has served as Chief Credit Officer of FBFS since April 2020. Mr. Quade had been serving as the Corporation’s Deputy Chief Credit Officer since October 2019. He also currently serves as a director for our subsidiary FBSF. Mr. Quade has over 30 years of experience in banking at publicly traded and privately-owned institutions and has led successful lending teams in commercial banking, investment real estate, equipment leasing, and treasury management. Prior to joining FBFS, Mr. Quade held the position of Senior Vice President with Johnson Bank in Milwaukee, Wisconsin which he held from 2008 to 2019.

James E. Hartlieb, age 52, has served as President of FBB since 2015 and was promoted to Chief Executive Officer and concurrently elected a director of FBB in January 2023. Mr. Hartlieb joined FBB in 2009 as Senior Vice President of Greater Dane County. Mr. Hartlieb has over 25 years of financial services experience. Prior to joining FBB, Mr. Hartlieb held the position of Regional President with AMCORE Bank in Madison, Wisconsin, which he held from 1998 to 2009.

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
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Corporation and the Bank may make, limits on the Bank’s loans to any one borrower, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Corporation’s and the Bank’s insiders and affiliates, and payment of dividends. In reaction to the global financial crisis beginning in 2008 (the “global financial crisis”), and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion that were considered systemically important under the Dodd-Frank Act solely because of size. Many of these changes were intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see The Role of Capital below. The Regulatory Relief Act also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests, name a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Corporation believes these reforms are generally favorable to its operations.
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
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like us, are considered small bank holding companies for this purpose, we have securities registered with the SEC and that disqualifies us from taking advantage of the relief. Banking organizations became subject to the Basel III Rule on January 1, 2015, and its requirements were fully phased-in as of January 1, 2019.

The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that historically qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios beginning as of January 1, 2015, as follows:
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
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
As of December 31, 2022: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. Additionally, the Corporation had regulatory capital in excess of the Federal Reserve’s requirements as of December 31, 2022.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for certain institutions, like us, under Section 201 of the Regulatory Relief Act. Pursuant to authority granted thereunder, on September 17, 2019, the agencies adopted a final rule, effective on January 1, 2020, providing that banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a “Community Bank Leverage Ratio” (“CBLR”) calculated by dividing tier 1 capital by average total consolidated assets of greater than 9%, will be eligible to opt into the CBLR framework. By opting into the framework, qualifying banks and bank holding companies maintaining a CBLR greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. In addition to the consolidated assets and CBLR requirements described above, a qualifying bank or bank holding company must also have (i) total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancellable commitments) of 25% or less of total consolidated assets, and (ii) the sum of total trading assets and trading liabilities of 5% or less of total consolidated assets.
    The Corporation and the Bank opted out of the CBLR framework for each reporting period in 2022 and has the option to opt into the framework for future reporting periods. The decision to opt into or out of the CBLR framework is monitored on an ongoing basis.
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
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio was 1.26% as of June 30, 2022, which is less than the statutory minimum reserve ratio of 1.35% to be achieved by September 30, 2028. Accordingly, on June 1, 2022, the FDIC adopted a final rule increasing the initial base deposit insurance rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023. Starting January 1, 2023, the total base assessment rates for small banks, such as the Bank, ranged from 2.5 basis points to 32 basis points. This new assessment rate schedule will remain in effect unless and until the reserve ratio meets or exceeds 2.00%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2.00%, and again when it reaches 2.50%.
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
On December 14, 2021, the Office of the Comptroller of the Currency (“OCC”) issued a final rule to rescind the June 2020 Community Reinvestment Act (“CRA”) rule and replace it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. The final rule aligns the OCC’s CRA rules with the current Federal Reserve and FDIC rules and thereby facilitates the ongoing interagency work to modernize the CRA regulatory framework and create consistency for all insured depository institutions.
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
    As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. In addition, the Financial Crimes Enforcement Network (“FinCen”) promulgated customer due diligence and customer identification rules that required banks to identify and verify the identity of beneficial owners of all legal entity customers (with certain exclusions) at the time a new account is opened (subject to certain exemptions). Sanctions laws prohibit persons of the United States from engaging in any transaction with a restricted person or restricted country. Depository institutions are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/Anti–Money Laundering (“AML”) and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing. Non–compliance with sanctions laws and/or AML laws or failure to maintain an adequate BSA/AML compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.
On January 1, 2021, the National Defense Authorization Act was enacted by Congress. The new law establishes the most significant overhaul of BSA and AML since the USA PATRIOT Act of 2001, including: (i) new beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally any corporation, limited liability company or similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to financial institutions); (ii) whistleblower and penalty enhancements; (iii) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports for purposes of combating illicit finance risks; and (iv) provisions emphasizing the importance of risk-based approaches to AML program requirements.
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
Moreover, given the increased focus on privacy and data security in the United States and internationally, laws and regulations related to the same are evolving. Multiple states and Congress are considering additional laws or regulations that could create or alter individual privacy rights and impose additional obligations on banks and related financial services companies in possession of or with access to personal data. On November 18, 2021, the FDIC, the Federal Reserve System, and the OCC (collectively, the agencies) issued a joint final rule, to establish computer-security incident notification requirements for banking organizations and their bank service providers. The rule will provide the agencies with early awareness of emerging threats to banking organizations and the broader financial system, including potentially systemic cyber events. The final rule took effect on April 1, 2022, with full compliance extended to May 1, 2022.
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

On December 21, 2018, the federal banking agencies issued a joint final rule revising their regulatory capital rules to (i) address the impending implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations were expected to experience upon enacting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. The final rule took effect on April 1, 2019; however, on August 26, 2020, the federal bank regulatory agencies issued a final rule allowing institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by the three-year transition period already provided by the joint final rule. We elected to use the 2020 Capital Transition Relief as permitted under the applicable regulations.
Legislation and Regulation Addressing the COVID-19 Pandemic
The COVID-19 pandemic created unprecedented health and economic uncertainty in the United States and internationally and has prompted federal, state, and local legislative and regulatory action designed to address the pandemic’s challenges. Beginning in March 2020, the federal bank regulatory agencies began issuing various rulemakings and interagency statements providing temporary resources, flexibility and relief for financial institutions. These rulemakings and statements related to, among other things, deferrals for certain borrowers and compliance with capital adequacy guidelines.
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
    There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. We cannot assure you that our credit risk approval and monitoring procedures have identified or will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the U.S., generally, or in our markets, specifically, deteriorates, or if the financial condition of our borrowers otherwise declines, then our borrowers may experience difficulties in repaying their loans and leases, and the level of non-performing loans and leases, charge-offs, and delinquencies could rise. This would, in turn, require increases in the provision for loan and lease losses, which may adversely affect our business, results of operations, and financial condition.
    Our allowance for loan and lease losses may not be adequate to cover actual losses.
    We establish our allowance for loan and lease losses and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The allowance for loan and lease losses represents our estimate of probable losses inherent in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific relationships, as well as probable losses inherent in our loan and lease portfolio that are not specifically identified. Additions to the allowance for loan and lease losses, which are charged to earnings through the provision for loan and lease losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience, subjective factors, and an evaluation of current economic conditions in our markets. The actual amount of loan and lease losses is affected by changes in economic, operating, and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
    At December 31, 2022, our allowance for loan and lease losses as a percentage of total loans and leases was 0.99% and as a percentage of total non-performing loans and leases was 662.20%. Although management believes the allowance for loan and lease losses is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s decision, based on credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the allowance for loan and lease losses may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.

    A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
    At December 31, 2022 we had $1.542 billion of commercial real estate loans, which represented 63.1% of our total loan and lease portfolio. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.
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
    Real estate construction and land development loans, subsets of commercial real estate loans, comprised approximately $167.9 million, or 6.9%, and $50.8 million, or 2.1%, of our gross loan and lease portfolio, respectively, as of December 31, 2022. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
    A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
    At December 31, 2022, approximately $841.2 million, or 34.4%, of our loan and lease portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, some of our niche commercial lending clients are highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations, and financial condition.

    The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.
    SBA loans (excluding PPP loans), consisting of both commercial real estate and commercial loans, comprised approximately $48.9 million, or 2.0%, of our gross loan and lease portfolio as of December 31, 2022.
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
    We often choose to sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. Whether or not we sell the guaranteed portion of an SBA loan, we retain credit risk on the non-guaranteed portion of the loan. We also have credit risk on the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. The total outstanding balance of sold SBA loans as of December 31, 2022 was $88.5 million.
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
    At December 31, 2022, our non-performing loans and leases totaled $3.7 million, or 0.15% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and repossessed assets) totaled $3.8 million, or 0.13% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in repossession and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and repossessed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.
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
    Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of non-performing assets would have an adverse impact on net interest income.
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
The dissolution of the LIBOR impacts all borrowers and banks that use LIBOR as a base rate. LIBOR will continue to be published until June 30, 2023, however, banks are no longer allowed to issue new LIBOR-based products after December 31, 2021. FBB selected the Secured Overnight Financing Rate (“SOFR”) as a replacement rate. Beginning on July 1, 2023, FBB will no longer be able to rely on LIBOR as a benchmark in any contract, and as a result, the Bank and its customers will need to replace all references to LIBOR in existing contracts that go past that date.
    The Corporation has developed a LIBOR transition team to complete the transition away from LIBOR to an alternative reference rate such as SOFR or Prime. In addition to SOFR or Prime, FBB may also offer other benchmark rates as substitutions for LIBOR, including BSBY and Ameribor. The transition team has added language to new loan agreements regarding the use of alternative reference rates and the Corporation has evaluated existing loan agreements linked to LIBOR and will work with those parties to modify the agreements.
    The Corporation does not expect the manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our compliance costs, funding costs, loan and security portfolios, derivatives, asset-liability management, and business, to have a material impact on the Consolidated Financial Statements.

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

Strategic and External Risks
The Corporation’s business and financial results could be materially and adversely affected by widespread public health events.
The COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and equity markets and creating significant volatility and disruption in financial and labor markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and stay-at-home requirements in many states and communities, including Wisconsin, Kansas, and Missouri, The COVID-19 pandemic, including, in part, supply chain disruption and the effects of the extensive pandemic-related government stimulus, has caused inflationary pressure in the U.S. economy. We expect to be impacted by elevated levels of inflation and the corresponding upward pressure on interest rates.
The COVID-19 pandemic, widespread recurrences of COVID-19 or similar pandemics, or other future widespread public health epidemics could result in the continued and increased recognition of credit losses in the Corporation’s loan portfolio and increases in the Corporation’s allowance for credit losses, particularly to the extent that there is a significant negative impact on the global economy. Because of changing economic and market conditions affecting issuers, the Corporation may be required to recognize impairments on the securities it holds. Furthermore, the demand for the Corporation’s products and services may be impacted, which could materially adversely affect the Corporation’s revenue.
We cannot predict how further outbreaks, new variants, the efficacy of vaccines or future widespread public health epidemics, should they occur, might impact our financial condition and results of operation. The extent to which the COVID-19 pandemic, or any future pandemic, impacts the Corporation’s business, results of operations, and financial condition, as well as the Corporation’s regulatory capital, liquidity ratios, and stock price, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any responsive actions taken by governmental authorities and other third parties.

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
    Our operations are heavily concentrated in southern Wisconsin and, to a lesser extent, the Northeast regions of Wisconsin and the greater Kansas City Metro and, as a result, our financial condition, results of operations, and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets, including, without limitation, adverse conditions resulting from the COVID-19 pandemic, could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
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
    As of December 31, 2022, the fair value of our securities portfolio was approximately $224.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.
    As of December 31, 2022, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2021, our annual impairment test conducted August 1, 2021 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of August 1, 2022. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
    Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our allowance for loan and lease losses and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The Corporation believes it will fully realize its deferred tax asset, and therefore, no valuation allowance was necessary as of December 31, 2022. This determination was based on the evaluation of several factors, including our recent earnings history, expected future earnings, and appropriate tax planning strategies. A decrease in earnings could adversely impact our ability to fully utilize our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.
    Competition from other financial services providers could adversely affect our profitability.
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
    Our private wealth management results of operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management, which are beyond our control. Our management contracts generally provide for fees payable for services based on the market value of trust assets under management; therefore, declines in securities prices will generally have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our clients’ private wealth management services accounts could result in us losing private wealth management services clients, including those who are also banking clients, and negatively affect our earnings.
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
Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations. Of particular impact to the Corporation are the operations regulated by the SBA or the FDIC. Any failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and sell such loans in the secondary market, and would materially adversely affect our business, results of operations, and financial condition.
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
Our success depends on our ability to continue to recruit and retain talented employees. Competition for such employees is intense, which has led to an increase in compensation throughout the labor market, and accordingly, an increase in payroll costs for employers. Prospective employees are also placing an emphasis on flexible, including remote, work arrangements and other considerations, and such arrangements can provide employees with more employment options and mobility, making them more difficult to retain. If we are unable to meet the expectations of employees and prospective employees, and thus, retain or attract employees, it could have a substantial adverse effect on our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
    The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2022:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB - South Central Region and office of FBFS	2028
17335 Golf Parkway, Brookfield, WI	Full-service banking location of FBB - Southeast Region	2032
11300 Tomahawk Creek Pkwy, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2023
3913 West Prospect Avenue, Appleton, WI	Full-service banking location of FBB - Northeast Region	2025
    For the purpose of generating business development opportunities in our niche commercial lending and consulting businesses, as of December 31, 2022, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.

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
    The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 9, 2023, there were 371 registered shareholders of record of the Corporation’s common stock.
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
Stock Performance Graph
The chart shown below depicts total return to shareholders during the period beginning December 31, 2017 and ending December 31, 2022. The total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the Nasdaq Composite, which is a broad nationally recognized index of stock performance by publicly traded companies, and the SNL Bank Nasdaq, which is an index that contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that he value of the investment in FBIZ common stock and each of the three indices was $100 on December 31, 2017 and that all dividends were reinvested in FBIZ common stock.

First Business Financial Services, Inc.
Total Return Performance
250.00
200.00
150.00
100.00
50.00
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
FBIZ
NASDAQ Composite Index
KBW NASDAQ Bank Index

	As of December 31,
Index	2017	2018	2019	2020	2021	2022
First Business Financial Services, Inc.	$100.00	$90.34	$125.17	$90.82	$147.88	$189.55
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
Issuer Purchases of Securities
    On March 4, 2022, the Board of Directors of the Corporation approved a share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending March 4, 2023. As of December 16, 2022, the Corporation had completed the share repurchase program, repurchasing a total of 142,074 shares for approximately $5.0 million at an average cost of $35.12 per share.
Effective January 27, 2023, the Corporation’s Board of Directors authorized a new share repurchase program with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices, and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time from the effective date through January 31, 2024.
    Under the new share repurchase program, the Corporation is authorized to repurchase shares from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Corporation has implemented a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act. The trading plan allows the Corporation to repurchase shares of its common stock at times when it otherwise might have been prevented from doing so under insider trading laws by requiring that an agent selected by the Corporation repurchase shares of common stock on the Corporation’s behalf on pre-determined terms.
    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	15,680	$33.76	15,680
November 1, 2022 - November 30, 2022	30,589	39.03	29,455
December 1, 2022 - December 31, 2022	23,884	37.66	23,884
Total	70,153		69,019	—

(1)During the fourth quarter of 2022, the Corporation repurchased an aggregate 70,153 shares of the Corporation’s common stock in open-market transactions, of which 69,019 shares were purchased pursuant to the repurchase program publicly announced on March 4, 2022, and of which 1,134 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Item 6. Selected Financial Data

    [Reserved]

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

Overview
    We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through FBB and First Business Specialty Finance, LLC (“FBSF”), a wholly-owned subsidiary of FBB. FBB operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services are focused on business banking, private wealth, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, Small Business Administration (“SBA”) lending and servicing, treasury management solutions, and company retirement services. Our private wealth management services include trust and estate administration, financial planning, investment management, and private banking for executives and owners of our business banking clients and others. Our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation for other financial institutions. We do not utilize a branch network to attract retail clients. Our operating model is predicated on deep client relationships, financial expertise, and an efficient, centralized administration function delivering best in class client satisfaction. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.
Long-Term Strategic Plan
    In early 2019, management finalized the development of its five year strategic plan and began the implementation of strategies and initiatives that drive successful execution. Management’s objective over this five year period is to excel by building an expert team with diverse experiences who work together to impact client success more than any other financial partner. To meet this objective, we identified four key strategies which are linked to corporate financial goals, all business lines, and centralized administration functions to ensure communication and execution are consistent at all levels of the Corporation. These four strategies are described below:
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
Throughout 2023, the last year of the existing plan, management intends to undertake an extensive process to reassess its key strategies and performance indicators to create a new long-term strategic plan.
The table below shows the Corporation’s performance for the years ended December 31, 2022, 2021, and 2020 in comparison to the key performance indicators included in the Corporation’s 2019 strategic plan.

	As of December 31,
Key Performance Indicators	2020	2021	2022	Strategic Plan
Return on average common equity (“ROACE”)	8.64%	16.21%	16.79%	13.50%
Return on average assets (“ROAA”)	0.70%	1.37%	1.46%	1.15%
Top line revenue growth	11.5%	8.4%	13.4%	≥ 10% per year
In-market deposits to total bank funding	74.8%	82.9%	76.1%	≥ 75%
Employee engagement (1)	91%	87%	87%	≥ 80%
Client satisfaction (1)	96%	93%	95%	≥ 90%

(1) Anonymous surveys conducted annually

Financial Performance Summary
Results as of and for the year ended December 31, 2022 include:
•Net income available to common shareholders for the year ended December 31, 2022 was $40.2 million, increasing 12.4% compared to $35.8 million for the year ended December 31, 2021.
•Diluted earnings per common share were $4.75 for the year ended December 31, 2022, increasing 13.9% compared to $4.17 in the prior year.
•Return on average assets (“ROA”) for the year ended December 31, 2022 was 1.46% compared to 1.37% for 2021.
•Return on average common equity (“ROACE”), which is defined as net income available to common shareholders divided by average equity reduced by average preferred stock, if any. ROACE was 16.79% for the year ended December 31, 2022, compared to 16.21% for the year ended December 31, 2021.
•Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, and PTPP ROA were $47.9 million and 1.74%, respectively, for the year ended December 31, 2022, increasing $6.7 million and 16 bps, from year ended December 31, 2021. Excluding PPP interest and fee income, PTPP adjusted earnings and ROA were $47.3 million and 1.72%, respectively, for the year ended December 31, 2022, increasing $15.0 million and 40 bps from December 31, 2021.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $5.3 million for the year ended December 31, 2022, decreasing 52.7% compared to $11.2 million for the year ended December 31, 2021. PPP fee income, included in loan fee amortization, was $509,000 and $7.3 million for the years ended December 31, 2022 and December 31, 2021, respectively.
•Net interest margin was 3.82% for the year ended December 31, 2022, increasing 38 bps from 3.44% for the year ended December 31, 2021. Adjusted net interest margin, which excludes certain one-time and discrete items, was 3.64% for the year ended December 31, 2022, increasing 43 bps from 3.21% for the year ended December 31, 2021.
•Top line revenue, defined as net interest income plus non-interest income, grew 13.4% to $127.9 million for the year ended December 31, 2022, compared to $112.8 million for the year ended December 31, 2021. Excluding PPP interest income and fees, top line revenue increased 22.4% to $127.2 million for the year ended December 31, 2022, compared to $103.9 million for the year ended December 31, 2021.
•Effective tax rate was 21.79% for the year ended December 31, 2022 compared to 23.97% for the year ended December 31, 2021.
•Provision for loan and lease losses was a net benefit of $3.9 million for the year ended December 31, 2022, compared to a net provision benefit of $5.8 million for the year ended December 31, 2021. Net recoveries as a percentage of average loans and leases were 0.16% for the year ended December 31, 2022, compared to net recoveries of 0.07% for the year ended December 31, 2021.
•Total assets at December 31, 2022 increased $323.7 million, or 12.2%, to $2.977 billion from $2.653 billion at December 31, 2021.
•Period-end gross loans and leases receivable at December 31, 2022 increased $203.7 million, or 9.1%, to $2.443 billion from $2.239 billion as of December 31, 2021. Average gross loans and leases of $2.305 billion increased $125.8 million, or 5.8% for the year ended December 31, 2022, compared to $2.179 billion for the same period in 2021.
•Period-end gross loans and leases receivable, excluding net PPP loans, at December 31, 2022 increased $230.4 million, or 10.42%, to $2.443 billion from $2.212 billion as of December 31, 2021. Average gross loans and leases, excluding net PPP loans, of $2.295 billion increased $268.4 million, or 13.2% for the year ended December 31, 2022, compared to $2.027 billion for the same period in 2021.
•PPP loans and PPP deferred processing fees were $554,000 and $48,000, respectively, at December 31, 2022, compared to $27.9 million and $557,000, respectively, at December 31, 2021. Average PPP loans, net of deferred processing fees, were $9.7 million and $152.3 million for the year ended December 31, 2022 and 2021, respectively.
•Non-performing assets decreased to $3.8 million as of December 31, 2022, compared to $6.5 million as of December 31, 2021. Non-performing assets to total assets, both including and excluding net PPP loans, improved to 0.13% as of December 31, 2022, from 0.25% as of December 31, 2021.
•The allowance for loan and lease losses as of December 31, 2022 decreased $106,000, or 0.4%, to $24.2 million, compared to $24.3 million as of December 31, 2021. The allowance for loan and lease losses was 0.99% of total loans as of December 31, 2022, compared to 1.09% as of December 31, 2021.
•Period-end in-market deposits at December 31, 2022 increased $37.7 million, or 2.0%, to $1.966 billion from $1.928 billion as of December 31, 2021. Average in-market deposits of $1.929 billion increased $144.5 million, or 8.1%, for the year ended December 31, 2022, compared to $1.784 billion for the same period in 2021.
•Private wealth and trust assets under management and administration decreased by $260.7 million, or 8.9%, to $2.660 billion at December 31, 2022, compared to $2.921 billion at December 31, 2021. Private wealth management service fees increased $97,000, or 0.90%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.

The detailed financial discussion that follows focuses on 2022 results compared to 2021. Information pertaining to 2021 in comparison to 2020 was included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 on page 30 under Part II, Item 7, “Management’s Discussion and Analysis of Financial and Results of Operations,” which was filed with the SEC on February 23, 2022.
Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 13.4% for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a $13.8 million, or 16.3%, increase in net interest income and a $1.3 million, or 4.7%, increase in non-interest income. The increase in net interest income was driven by net interest margin expansion combined with an increase in average loans and leases outstanding and related interest income, partially offset by a reduction in PPP loan fee income. The increase in non-interest income was primarily due to a $1.0 million increase in other fee income, a $504,000 increase in loan fee income, and a $425,000 increase in swap fee income. These favorable variances were partially offset by a $1.5 million decrease in gains on the sale of SBA loans during the year ended December 31, 2022.
    The components of top line revenue were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2022	2021	2020	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
	(Dollars in Thousands)
Net interest income	$98,422	$84,662	$77,071	$13,760	16.3%	$7,591	9.8%
Non-interest income	29,428	28,100	26,940	1,328	4.7	1,160	4.3%
Top line revenue	$127,850	$112,762	$104,011	$15,088	13.4	$8,751	8.4%
Return on Average Assets and Return on Average Common Equity
    ROAA was 1.46% for the year ended December 31, 2022, compared to 1.37% for the year ended December 31, 2021 principally due to a $13.8 million increase in net interest income partially offset by an increase in operating expenses. Please refer to the operating results analysis below for further discussion on the reasons driving the increase in profitability. We consider ROA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROACE for the year ended December 31, 2022 was 16.79% compared to 16.21% for the year ended December 31, 2021. The primary reason for the change in ROACE is consistent with the net income variance explanation as discussed under Return on Average Assets above. We view ROACE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio measured 62.31% and 63.49% for the years ended December 31, 2022 and 2021, respectively. Efficiency ratio is a non-GAAP measure representing operating expense divided by operating revenue. Operating expense is defined as non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any. Operating revenue is defined as net interest income plus non-interest income less realized net gains or losses on securities, if any, and other discrete items.
PTPP adjusted earnings for the year ended December 31, 2022 was $47.9 million, compared to $41.2 million for the year ended December 31, 2021. PTPP adjusted earnings is a non-GAAP measure defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROA and ROACE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Year Ended December 31,			Change From Prior Year
	2022	2021	2020	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
	(Dollars in Thousands)
Total non-interest expense	$79,474	$71,535	$68,898	$7,939	11.1%	$2,637	3.8%
Less:
Net loss on repossessed assets	49	15	383	34	NM	(368)	(96.1)
Amortization of other intangible assets	—	25	35	(25)	NM	(10)	(28.6)
SBA recourse benefit	(188)	(76)	(278)	(112)	NM	202	(72.7)
Contribution to First Business Charitable Foundation	809	—	—	809	NM	—	NM
Impairment of tax credit investments	(351)	—	2,395	(351)	NM	(2,395)	NM
Loss on early extinguishment of debt	—	—	744	—	NM	(744)	NM
Total operating expense (a)	$79,155	$71,571	$65,619	$7,584	10.6	$5,952	9.1
Net interest income	$98,422	$84,662	$77,071	$13,760	16.3	7,591	9.8
Total non-interest income	29,428	28,100	26,940	1,328	4.7	1,160	4.3
Less:
Bank-owned life insurance claim	809	—	—	809	NM	—	NM
Net gain (loss) on sale of securities	—	29	(4)	(29)	NM	33	NM
Adjusted non-interest income	28,619	28,071	26,944	548	2.0	1,127	4.2
Total operating revenue (b)	$127,041	$112,733	$104,015	$14,308	12.7	$8,718	8.4
Efficiency ratio	62.31%	63.49%	63.09%

Pre-tax, pre-provision adjusted earnings (b-a)	$47,886	$41,162	$38,396	$6,724	16.3	$2,766	7.2
Average total assets	2,752,916	2,605,008	2,419,616	147,908	5.7	185,392	7.7
Pre-tax, pre-provision adjusted return on average assets	1.74%	1.58%	1.59%
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

	For the Year Ended December 31,			Change From Prior Year
	2022	2021	2020	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
	(Dollars in Thousands)
Total non-interest expense	$79,474	$71,535	$68,898	$7,939	11.1%	$2,637	3.8%
Less:
Net loss on repossessed assets	49	15	383	34	NM	(368)	(96.1)
Amortization of other intangible assets	—	25	35	(25)	NM	(10)	(28.6)
SBA recourse benefit	(188)	(76)	(278)	(112)	NM	202	(72.7)
Contribution to First Business Charitable Foundation	809	—	—	809	NM	—	NM
Impairment of tax credit investments	(351)	—	2,395	(351)	NM	(2,395)	NM
Loss on early extinguishment of debt	—	—	744	—	NM	(744)	NM
Total operating expense (a)	$79,155	$71,571	$65,619	$7,584	10.6	$5,952	9.1
Net interest income	$98,422	$84,662	$77,071	$13,760	16.3	7,591	9.8
Less:
PPP interest income	97	1,524	2,198	(1,427)	(93.6)	(674)	(30.7)
PPP loan fee amortization	509	7,312	5,283	(6,803)	(93.0)	2,029	38.4
Adjusted net interest income	97,816	75,826	69,590	21,990	29.0	6,236	9.0
Total non-interest income	29,428	28,100	26,940	1,328	4.7	1,160	4.3
Less:
Bank-owned life insurance claim	809	—	—	809	NM	—	NM
Net gain (loss) on sale of securities	—	29	(4)	(29)	NM	33	NM
Adjusted non-interest income	28,619	28,071	26,944	548	2.0	1,127	4.2
Total operating revenue (b)	$126,435	$103,897	$96,534	$22,538	21.7	$7,363	7.6
Efficiency ratio	62.61%	68.89%	67.98%

Pre-tax, pre-provision adjusted earnings (b-a)	$47,280	$32,326	$30,915	$14,954	46.3	$1,411	4.6
Average total assets	2,752,916	2,605,008	2,419,616	147,908	5.7	185,392	7.7
Average PPP loans, net	9,740	152,264	215,025	(142,524)	(93.6)	(62,761)	(29.2)
Adjusted average total assets	$2,743,176	$2,452,744	$2,204,591	$290,432	11.8	$248,153	11.3
Pre-tax, pre-provision adjusted return on average assets	1.72%	1.32%	1.40%
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

	For the Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,484,239	$66,917	4.51%	$1,387,434	$51,930	3.74%	$1,245,886	$51,188	4.11%
Commercial and industrial loans(1)	755,837	45,893	6.07%	727,923	37,470	5.15%	701,328	35,487	5.06%
Direct financing leases(1)	15,219	682	4.48%	19,591	872	4.45%	26,564	1,039	3.91%
Consumer and other loans(1)	49,695	1,876	3.78%	44,206	1,572	3.56%	37,544	1,446	3.85%
Total loans and leases receivable(1)	2,304,990	115,368	5.01%	2,179,154	91,844	4.21%	2,011,322	89,160	4.43%
Mortgage-related securities(2)	173,495	3,486	2.01%	159,242	2,633	1.65%	173,084	3,548	2.05%
Other investment securities(3)	51,700	986	1.91%	44,739	777	1.74%	31,809	639	2.01%
FHLB stock	16,462	989	6.01%	13,066	651	4.98%	11,576	671	5.80%
Short-term investments	30,845	542	1.76%	64,308	90	0.14%	37,314	161	0.43%
Total interest-earning assets	2,577,492	121,371	4.71%	2,460,509	95,995	3.90%	2,265,105	94,179	4.16%
Non-interest-earning assets	175,424			144,499			154,511
Total assets	$2,752,916			$2,605,008			$2,419,616
Interest-bearing liabilities
Transaction accounts	$503,668	3,963	0.79%	$506,693	988	0.19%	$392,577	1,448	0.37%
Money market accounts	761,469	6,241	0.82%	693,608	1,183	0.17%	651,402	2,842	0.44%
Certificates of deposit	97,448	1,358	1.39%	47,020	396	0.84%	111,698	2,198	1.97%
Wholesale deposits	48,825	1,616	3.31%	119,831	986	0.82%	142,591	2,434	1.71%
Total interest-bearing deposits	1,411,410	13,178	0.93%	1,367,152	3,553	0.26%	1,298,268	8,922	0.69%
FHLB advances	414,191	7,024	1.70%	376,781	4,908	1.30%	379,891	5,507	1.45%
Other borrowings	43,818	2,243	5.12%	31,935	1,759	5.51%	24,472	1,509	6.17%
Junior subordinated notes	2,429	504	20.75%	10,068	1,113	11.05%	10,054	1,116	11.10%
Total interest-bearing liabilities	1,871,848	22,949	1.23%	1,785,936	11,333	0.63%	1,727,892	17,108	0.99%
Non-interest-bearing demand deposit accounts	566,230			536,981			412,825
Other non-interest-bearing liabilities	65,611			61,580			82,337
Total liabilities	2,503,689			2,384,497			2,223,054
Stockholders’ equity	249,227			220,511			196,562
Total liabilities and stockholders’ equity	$2,752,916			$2,605,008			$2,419,616
Net interest income		$98,422			$84,662			$77,071
Net interest spread			3.48%			3.27%			3.17%
Net interest-earning assets	$705,644			$674,573			$537,213
Net interest margin			3.82%			3.44%			3.40%
Average interest-earning assets to average interest-bearing liabilities	137.70%			137.77%			131.09%
Return on average assets	1.46%			1.37%			0.70%
Return on average equity	16.79%			16.21%			8.64%
Average equity to average assets	9.05%			8.46%			8.12%
Non-interest expense to average assets	2.89%			2.75%			2.85%
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

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2022 Compared to 2021			2021 Compared to 2020
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$11,176	$3,811	$14,987	$(4,784)	$5,526	$742
Commercial and industrial loans(1)	6,941	1,482	8,423	621	1,362	1,983
Direct financing leases(1)	6	(196)	(190)	130	(297)	(167)
Consumer and other loans(1)	101	203	304	(117)	243	126
Total loans and leases receivable(1)	18,224	5,300	23,524	(4,150)	6,834	2,684
Mortgage-related securities(2)	602	251	853	(647)	(268)	(915)
Other investment securities	81	128	209	(96)	234	138
FHLB Stock	149	189	338	(100)	80	(20)
Short-term investments	522	(70)	452	(147)	76	(71)
Total net change in income on interest-earning assets	19,578	5,798	25,376	(5,140)	6,956	1,816
Interest-bearing liabilities
Transaction accounts	2,981	(6)	2,975	(805)	345	(460)
Money market	4,931	127	5,058	(1,832)	173	(1,659)
Certificates of deposit	364	598	962	(895)	(907)	(1,802)
Wholesale deposits	1,503	(873)	630	(1,107)	(341)	(1,448)
Total deposits	9,779	(154)	9,625	(4,639)	(730)	(5,369)
FHLB advances	1,593	523	2,116	(554)	(45)	(599)
Federal reserve PPPLF	—	—	—	—	(54)	(54)
Other borrowings	(131)	615	484	(174)	424	250
Junior subordinated notes	579	(1,188)	(609)	(5)	2	(3)
Total net change in expense on interest-bearing liabilities	11,820	(204)	11,616	(5,372)	(403)	(5,775)
Net change in net interest income	$7,758	$6,002	$13,760	$232	$7,359	$7,591
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.

    The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, in-market deposits, interest-bearing deposits and total interest-bearing liabilities for the year ended December 31, 2022 and 2021. Additionally, adjusted total loans and leases and total interest-earning assets excludes the volatile impact of fees in lieu of interest.

Asset and Liability Beta Analysis

	For the Year Ended December 31,
	2022	2021	2020	2022 Compared to 2021	2021 Compared to 2020
	Average Yield/Rate (4)			Increase (Decrease)
Total loans and leases receivable (a)	5.01%	4.21%	4.43%	0.80%	(0.22)
Total interest-earning assets(b)	4.71%	3.90	4.16%	0.81	(0.26)
Adjusted total loans and leases receivable (1)(c)	4.79%	3.91	4.32%	0.88	(0.41)
Adjusted total interest-earning assets (1)(d)	4.52%	3.61	4.03%	0.91	(0.42)
Total in-market deposits(e)	0.60%	0.14	0.56%	0.46	(0.42)
Total bank funding(2)(f)	0.84%	0.37	0.86%	0.47	(0.49)
Net interest margin(g)	3.82%	3.44	3.40%	0.38	0.04
Adjusted net interest margin(h)	3.64	3.21	3.28	0.43	(0.07)

Effective fed funds rate (3)(i)	1.69%	0.08%	0.37%	1.61%	(0.29)%

Beta Calculations:
Total loans and leases receivable(a)/(i)				49.69%	75.86%
Total interest-earning assets(b)/(i)				50.15%	89.66%
Adjusted total loans and leases receivable (1)(c)/(i)				54.66%	141.38%
Adjusted total interest-earning assets (1)(d)/(i)				56.39%	144.83%
Total in-market deposits(e)/(i)				28.57%	144.83%
Total bank funding(2)(f)/(i)				29.19%	168.97%
Net interest margin(g)/(i)				23.60%	NM
Adjusted net interest margin(h)/(i)				26.71%	24.14%
NM = Not meaningful
(1)Excluding average net PPP loans, PPP loan interest income, and fees in lieu of interest.
(2)Total bank funding represents total deposits, plus FHLB advances, and Federal Reserve PPPLF advances.
(3)Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates [DFF]. retrieved from FRED, Federal Reserve Bank of St. Louis.
(4)Represents annualized yields/rates.

Net interest income increased by $13.8 million, or 16.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was principally due to net interest margin expansion combined with an increase in average loans and leases outstanding, which was partially offset by a decrease in PPP loan processing fees. Average gross loans and leases of $2.305 billion increased by $125.8 million, or 5.8% for the year ended December 31, 2022, compared to $2.179 billion for the same period in 2021. Excluding net PPP loans, average gross loans and leases for the year ended December 31, 2022 increased $268.4 million, or 13.2%, compared to the year ended December 31, 2021. Loan fees collected in lieu of interest decreased 52.7% to $5.3 million, compared to $11.2 million during the same period of comparison. Excluding PPP fee amortization, loan fees collected in lieu of interest increased 24.1% to $4.8 million, compared to $3.8 million during the same period of comparison. Excluding fees in lieu of interest and interest income from PPP loans, net interest income increased $21.1 million, or 29.3%.
    The yield on average earning assets for the year ended December 31, 2022 was 4.71%, an increase of 81 basis points compared to 3.90% for the year ended December 31, 2021. This increase was principally due to the rising interest rates on variable-rate loans and investment in securities at higher interest rates. These increases were partially offset by the decrease in PPP loan processing fees. Excluding the impact of recurring loan fees in lieu of interest and PPP fees in both 2022 and 2021, the yield on average earning assets for the year ended December 31, 2022 was 4.52%, an increase of 91 basis points compared to 3.61% for the year ended December 31, 2021.
    The average rate paid on interest-bearing liabilities was 1.23% for the year ended December 31, 2022, an increase of 60 basis points from 0.63% for the year ended December 31, 2021. The average rate paid increased as the Corporation increased deposit rates and secured wholesale funding, which consists of wholesale deposits and FHLB advances, at elevated fixed rates. Partially offset the increase in deposit and wholesale funding rates, average wholesale funding decreased $33.6 million, or 6.8%, which is typically a higher cost funding source than in-market deposits, .

    Net interest margin increased 38 basis points to 3.82% for the year ended December 31, 2022, compared to 3.44% for the year ended December 31, 2021. Adjusted net interest margin measured 3.64% for the year ended December 31, 2022, compared to 3.21% for the year ended December 31, 2021. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the fees in lieu of interest and other recurring but volatile components of net interest margin divided by average interest-earning assets less average net PPP loans, if any, and other recurring but volatile components of average interest-earning assets. The increase in adjusted net interest margin was primarily due to the increase in average yield on loans and leases receivable and investment securities, partially offset by an increase in the average rate paid total bank funding.

	For the Year Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Interest income	$121,371	$95,995	$94,179
Interest expense	22,949	11,333	17,108
Net interest income (a)	98,422	84,662	77,071
Less:
Fees in lieu of interest	5,283	11,160	9,315
PPP loan interest income	97	1,524	2,198
FRB interest income and FHLB dividend income	1,525	741	789
Add:
FRB PPPLF interest expense	—	—	54
Adjusted net interest income (b)	$91,517	$71,237	$64,823
Average interest-earning assets (c)	$2,577,492	$2,460,509	$2,265,105
Less:
Average net PPP loans	9,740	152,264	215,025
Average FRB cash and FHLB stock	46,708	76,880	46,595
Average non-accrual loans and leases	5,011	14,172	27,656
Adjusted average interest-earning assets (d)	$2,516,033	$2,217,193	$1,975,829
Net interest margin (a / c)	3.82%	3.44%	3.40%
Adjusted net interest margin (b / d)	3.64%	3.21%	3.28%
    Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in existing higher-yielding commercial lending products will allow the Corporation to achieve a net interest margin that supports our long-term profitability goals. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin. In addition, net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.
Provision for Loan and Lease Losses
    We determined our provision for loan and lease losses pursuant to our allowance for loan and lease loss methodology, which is based on the magnitude of current and historical net charge-offs recorded throughout the established look-back period, the evaluation of several qualitative factors for each portfolio category, and the amount of specific reserves established for impaired loans that present collateral shortfall positions. Refer to Allowance for Loan and Lease Losses, below, for further information regarding our allowance for loan and lease loss methodology.
The Corporation recognized a $3.9 million provision benefit for the year ended December 31, 2022, compared to $5.8 million provision benefit for the year ended December 31, 2021. The provision benefit for the year ended December 31, 2022 was primarily due to a net recovery of $3.8 million and a $2.0 million reduction in the general reserve from improving historical loss rates. These decreases were partially offset by a $2.1 million increase in the general reserve due to loan growth. The net recovery for the year ended December 31, 2022 included a $4.1 million principal recovery relating to a legacy SBA relationship originated in May 2016 and fully charged-off in December 2020.

The following table shows the components of the provision for loan and lease losses.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Change in general reserve due to subjective factor changes	$(384)	$(426)	$5,460
Change in general reserve due to historical loss factor changes	(2,012)	(4,456)	949
Charge-offs	979	3,508	8,139
Recoveries	(4,741)	(5,126)	(332)
Change in specific reserves on impaired loans, net	146	(2,175)	316
Change due to loan growth, net	2,144	2,872	2,276
Total provision for loan and lease losses	$(3,868)	$(5,803)	$16,808
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
Non-Interest Income
    Non-interest income increased by $1.3 million, or 4.7%, to $29.4 million for the year ended December 31, 2022, from $28.1 million for the year ended December 31, 2021. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 23.0% of our total revenues in 2022 compared to 24.9% in 2021. The increase in total non-interest income for the year ended December 31, 2022 primarily reflected an increase in other non-interest income, led by mezzanine fund investment income and gains recognized on end-of-term buyout agreements, an increase in loan fee income, and commercial loan swap fee income. Additionally, a bank-owned life insurance claim was recognized during the year ended December 31, 2022. These increases were partially offset by a decrease in gains on the sale of SBA loans.
    The components of non-interest income were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2022	2021	2020	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
	(Dollars in Thousands)
Private wealth management services fee income	$10,881	$10,784	$8,611	$97	0.9%	$2,173	25.2
Gain on sale of SBA loans	2,537	4,044	2,899	(1,507)	(37.3)	1,145	39.5
Service charges on deposits	3,849	3,837	3,415	12	0.3	422	12.4
Loan fees	3,010	2,506	1,826	504	20.1	680	37.2
Bank-owned life insurance income	2,227	1,413	1,402	814	57.6	11	0.8
Net gain (loss) on sale of securities	—	29	(4)	(29)	NM	33	(825.0)
Swap fees	1,793	1,368	6,860	425	31.1	(5,492)	(80.1)
Other non-interest income	5,131	4,119	1,931	1,012	24.6	2,188	113.3
Total non-interest income	$29,428	$28,100	$26,940	$1,328	4.7	$1,160	4.3
Fee income ratio(1)	23.0%	24.9%	25.9%
(1)Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management services fee income increased by $97,000, or 0.9%, to a record $10.9 million for the year ended December 31, 2022 compared to the previous record of $10.8 million for the year ended December 31, 2021. Private wealth management services fee income is primarily driven by the amount of trust assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the equity and fixed income markets. This increase was driven by an increase in average trust assets under management and administration, which is attributable to both new client relationships and new money from existing client relationships. At December 31, 2022, our trust assets under management and administration were $2.660 billion, or 8.9% less than trust assets under management and administration of $2.921 billion at December 31, 2021. During 2022, the equity and fixed income market values decreased and more than offset the new money received during the year. We expect to continue to increase our revenue from trust assets under management and administration as we deepen existing and grow new client relationships in our less mature commercial bank markets, but market volatility may also affect the actual change in revenue.
Other non-interest income increased by $1.0 million to $5.1 million for the year ended December 31, 2022, compared to $4.1 million for the year ended December 31, 2021. The increase was primarily due to strong returns from the Corporation’s investments in mezzanine funds and gains recognized on end-of-term buyout agreements related to the Corporation’s equipment financing business line.
Loan fees increased $504,000, or 20.1%, to $3.0 million for the year ended December 31, 2022, compared to $2.5 million for the same period in 2021. The increase was driven by an increase in equipment finance lending, floorplan finance lending, and conventional lending activity generating additional service fee income.
Bank-owned life insurance income increased by $814,000, or 57.6%, to $2.2 million for the year ended December 31, 2022, compared to $1.4 million for the year ended December 31, 2021. The increase was due to the recognition of a $809,000 insurance claim.
Commercial loan interest rate swap fee income was $1.8 million for the year ended December 31, 2022, compared to $1.4 million for the year ended December 31, 2021. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $744.2 million as of December 31, 2022, compared to $640.6 million as of December 31, 2021. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.
Gain on sale of SBA loans for the year ended December 31, 2022 totaled $2.5 million, a decrease of $1.5 million, or 37.3%, from the same period in 2021. Reduced premiums was the primary factor for the lower income. Given current premium levels, the Bank may reduce sales activity and retain the guaranteed portion on the balance sheet.
Non-Interest Expense
    Non-interest expense increased by $7.9 million, or 11.1%, to $79.5 million for the year ended December 31, 2022 from $71.5 million for the year ended December 31, 2021. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $7.6 million, or 10.6%, to $79.2 million for the year ended December 31, 2022 compared to $71.6 million for the year ended December 31, 2021. The increase in operating expense was primarily due to an increase in compensation, professional fees, marketing, and occupancy.

    The components of non-interest expense were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2022	2021	2020	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
	(Dollars in Thousands)
Compensation	$57,742	$51,710	$45,850	$6,032	11.7%	$5,860	12.8
Occupancy	2,358	2,180	2,252	178	8.2	(72)	(3.2)
Professional fees	4,881	3,736	3,530	1,145	30.6	206	5.8
Data processing	3,197	3,087	2,734	110	3.6	353	12.9
Marketing	2,354	2,022	1,580	332	16.4	442	28.0
Equipment	1,091	990	1,199	101	10.2	(209)	(17.4)
Computer software	4,416	4,260	3,900	156	3.7	360	9.2
FDIC insurance	1,042	1,143	1,238	(101)	(8.8)	(95)	(7.7)
Other non-interest expense	2,393	2,407	3,911	(14)	(0.6)	(1,504)	(38.5)
Total non-interest expense	$79,474	$71,535	$68,589	$7,939	11.1	$2,946	4.3
Total operating expense(1)	$79,155	$71,571	$65,619	$7,584	10.6	$5,952	9.1
Full-time equivalent employees	337	304	301	33	10.9	3	1.0
NM = Not meaningful
(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation above.
    Compensation expense increased by $6.0 million, or 11.7%, to $57.7 million for the year ended December 31, 2022 from $51.7 million for the year ended December 31, 2021 principally due to an increase in average FTEs, annual merit increases, growth in employee benefit costs and increase in incentive compensation. The increase reflects a $3.4 million, or 10.7%, increase in employee salaries and a $1.4 million, or 16.3%, increase in individual and corporate performance-based incentive compensation accruals reflecting strong company performance relative to bonus criteria. The Bank’s compensation philosophy is to provide base salaries competitive with the market. Average FTEs were 325 for the year ended December 31, 2022, increasing by 18, or 5.9%, from 307 for the year ended December 31, 2021. Performance-based incentive compensation accruals will reset to target performance at the start of 2023 and will be evaluated quarterly and increased or decreased based on management’s forecast of full year performance for the Corporation.
Professional fees increased $1.1 million, or 30.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase in recruiting expense, audit expenses, legal expense, and a general increase in other professional consulting services for various projects.
Marketing expense increased by $332,000, or 16.4%, to $2.4 million for the year ended December 31, 2022 from $2.0 million for the year ended December 31, 2021. The increase was primarily due to an increase in business development efforts as the Corporation returns to pre-pandemic activity levels.
Occupancy expense increased by $178,000, or 8.2%, to $2.4 million for the year ended December 31, 2022 from $2.2 million for the year ended December 31, 2021. During November 2022, the Corporation relocated the Southeast Wisconsin office location to accommodate growth in the number of employees.
Income Taxes
    Income tax expense was $11.4 million for the year ended December 31, 2022, compared to $11.3 million for the year ended December 31, 2021. The income tax expense included a $338,000 net benefit from tax credit investments. The effective tax rate for the year ended December 31, 2022 was 21.8% compared to 24.0% for the year ended December 31, 2021. For 2023, the Corporation expects to report an effective tax rate of 21%-22% as management anticipates increased tax credit activity.

FINANCIAL CONDITION
General
    Total assets increased by $323.7 million, or 12.2%, to $2.977 billion as of December 31, 2022 compared to $2.653 billion at December 31, 2021. The increase in total assets was primarily driven by an increase in loans and leases receivable, cash and cash equivalents, derivatives, and other assets. Total liabilities increased by $295.5 million, or 12.2%, to $2.716 billion as of December 31, 2022 compared to $2.420 billion at December 31, 2021. The increase in total liabilities was principally due to an increase in deposits, FHLB advances, and interest rate swap derivatives.
Cash and cash equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Short-term investments increased by $29.5 million to $76.9 million at December 31, 2022 from $47.4 million at December 31, 2021. Both short-term investments and cash and due from banks increased during 2022. Short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”). We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance sheet liquidity program. As of December 31, 2022 and 2021, interest-bearing deposits held at the FRB were $76.5 million and $47.0 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, decreased by $789,000 to $224.7 million at December 31, 2022 from $225.4 million at December 31, 2021. As of December 31, 2022 and 2021, our total securities portfolio had a weighted average estimated maturity of approximately 6.3 years and 5.7 years, respectively. The investment portfolio primarily consists of mortgage-backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investment securities to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage-backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as the majority of the securities we hold are guaranteed by the United States Treasury, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
    The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2022, we recognized unrealized holding losses of $27.7 million before income taxes through other comprehensive income. These losses were the result of an increase in interest rates. No securities within our portfolio were deemed to be other-than-temporarily impaired as of December 31, 2022, and we sold no securities during the year ended December 31, 2022. As of December 31, 2022 no securities were classified as trading securities. At December 31, 2022, $35.9 million of our securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

    The tables below set forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Treasuries	$4,977	$4,445	$4,971	$4,914
U.S. government agency securities - government-sponsored enterprises	13,666	13,205	19,797	19,935
Municipal securities	45,088	39,311	30,828	30,957
Residential mortgage-backed securities - government issued	21,790	19,431	19,563	19,661
Residential mortgage-backed securities - government-sponsored enterprises	119,265	106,323	85,748	85,705
Commercial mortgage-backed securities - government issued	3,450	2,932	5,801	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	31,515	26,377	36,786	36,531
Other securities	—	—	2,205	2,228
	$239,751	$212,024	$205,699	$205,702

	As of December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$7,467	$7,404	$13,009	$13,228
Residential mortgage-backed securities - government issued	1,625	1,518	2,226	2,266
Residential mortgage-backed securities - government-sponsored issued	1,537	1,444	2,502	2,578
Commercial mortgage-backed securities - government-sponsored enterprises	2,006	1,904	2,009	2,204
	$12,635	$12,270	$19,746	$20,276
    U.S. Treasuries represent treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by FNMA and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by GNMA. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by FHLMC, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2022, no issuer's securities exceeded 10% of our total stockholders' equity.
    The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2022, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. treasuries	$—	—%	$4,445	1.00%	$—	—%	$—	—%	$4,445
U.S. government agency securities - government-sponsored enterprises	—	—	904	0.56	3,942	2.22	8,359	3.73	13,205
Municipal securities	491	0.36	5,853	1.35	8,231	1.75	24,736	2.19	39,311
Residential mortgage-backed securities - government issued	—	—	542	2.68	—	—	18,889	2.64	19,431
Residential mortgage-backed securities - government-sponsored enterprises	102	2.55	1,739	2.39	15,592	1.94	88,890	2.52	106,323
Commercial mortgage-backed securities - government issued	—	—	—	—	—	—	2,932	1.58	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	401	2.25	20,376	1.68	5,600	1.65	26,377
	$593		$13,884		$48,141		$149,406		$212,024

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	$2,146	2.11%	$4,403	2.46%	$918	2.79%	$—	—%	$7,467
Residential mortgage-backed securities - government issued	—	—	1,095	2.02	—	—	530	2.14	1,625
Residential mortgage-backed securities - government-sponsored enterprises	—	—	308	1.49	899	1.78	330	3.35	1,537
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	—	—	2,006	3.29	—	—	2,006
	$2,146		$5,806		$3,823		$860		$12,635

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
As of December 31, 2022, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $744.2 million, compared to $640.6 million as of December 31, 2021. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between May 2024 and June 2039. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2022, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative liability and asset of $61.4 million and $1.0 million, respectively, compared to a derivative asset and liability of $26.3 million and $6.6 million, respectively, as of December 31, 2021. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between May 2024 and June 2039. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $60.4 million as of December 31, 2022, compared to a net derivative liability of $19.7 million as of December 31, 2021. The gross amount of dealer counterparty swaps as of December 31, 2022, without regard to the enforceable master netting agreement, was a gross derivative asset and liability of $61.4 million and $1.0 million, compared to a gross derivative liability of $26.3 million and gross derivative asset of $6.6 million as of December 31, 2021.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of December 31, 2022, the aggregate notional value of interest rate swaps designated as cash flow hedges was $116.4 million compared to $106.0 million as of December 31, 2021. These interest rate swaps mature between December 2022 and March 2034. As of December 31, 2022, the interest rate swaps were reported on the Consolidated Balance Sheet as a derivative asset of $6.6 million, compared to a derivative liability of $1.9 million as of December 31, 2021.Pre-tax unrealized gains of $8.5 million and $3.6 million were recognized in other comprehensive income for the years ended December 31, 2022 and 2021, respectively, and there were no ineffective portion of these hedges.
The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed-rate securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of December 31, 2022, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million and there were no fair value hedges as of December 31, 2021. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $602,000 was recognized in other comprehensive income for the year ended December 31, 2022 and there was no ineffective portion of these hedges. No pre-tax unrealized gain or loss was recognized in other comprehensive income for the years ended December 31, 2021 and 2020.
For further information and discussion of our derivatives, see Note 17 — Derivative Financial Instruments of the Consolidated Financial Statements.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for loan and lease losses, increased by $203.8 million, or 9.2%, to $2.419 billion at December 31, 2022 from $2.215 billion at December 31, 2021. Excluding net PPP loans, loans and leases receivable, net of allowance for loan and lease losses, increased by $230.6 million, or 10.5%, to $2.418 billion at December 31,

2022 from $2.188 billion at December 31, 2021. Excluding PPP loans, loan growth was across all categories with the highest growth in commercial and industrial (“C&I”) loans increasing $137.2 million from December 31, 2021.
    There continues to be a concentration in CRE loans which represented 63.1% and 65.7% of our total loans, excluding net PPP loans, as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, approximately 17.4% of the CRE loans were owner-occupied CRE, compared to 16.2% as of December 31, 2021. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
    Our C&I portfolio increased $110.4 million, or 15.1%, to $841.2 million at December 31, 2022 from $730.8 million at December 31, 2021. Excluding net PPP loans, C&I loans increased $137.2 million, or 19.5%, to $840.7 million from $703.5 million at December 31, 2021. The Corporation experienced significant C&I loan growth in 2022, due to growth across products and geographies. Management believes the investment in the Corporation’s C&I product lines has positioned the Corporation for strong and sustainable growth in 2023 and beyond.
We continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2022		2021
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$268,354	11.0%	$235,589	10.5%
Commercial real estate — non-owner occupied	687,091	28.1	661,423	29.5
Land development	50,803	2.1	42,792	1.9
Construction	167,948	6.9	179,841	8.0
Multi-family	350,026	14.3	320,072	14.3
1-4 family	17,728	0.7	14,911	0.7
Total commercial real estate	1,541,950	63.1	1,454,628	64.9
Commercial and industrial	841,178	34.4	730,819	32.6
Direct financing leases, net	12,149	0.5	15,743	0.7
Consumer and other:
Home equity and second mortgage	6,761	0.3	4,223	0.2
Other	41,177	1.7	35,518	1.6
Total consumer and other	47,938	2.0	39,741	1.8
Total gross loans and leases receivable	2,443,215	100.0%	2,240,931	100.0%
Less:
Allowance for loan and lease losses	24,230		24,336
Deferred loan fees	149		1,523
Loans and leases receivable, net	$2,418,836		$2,215,072

The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year and have fixed or adjustable interest rates, as of December 31, 2022.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$11,476	$151,768	$105,110	$268,354	$184,822	$72,056
Non-owner occupied	64,200	355,273	267,618	687,091	316,145	306,746
Land development	34,245	16,250	308	50,803	8,521	8,037
Construction	24,988	41,474	101,486	167,948	58,705	84,255
Multi-family	32,355	143,392	174,279	350,026	85,089	232,582
1-4 family	2,407	8,474	6,847	17,728	15,066	255
Commercial and industrial	234,699	503,782	102,697	841,178	188,154	418,325
Direct financing leases	2,462	7,808	1,879	12,149	9,687	—
Consumer and other	6,836	36,794	4,308	47,938	31,440	9,662
	$413,668	$1,265,015	$764,532	$2,443,215	$897,629	$1,131,918

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
    The repayment of commercial real estate loans generally is dependent on sufficient income from the occupants of properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability. Of the $1.542 billion of commercial real estate loans outstanding as of December 31, 2022, $26.8 million were originated by the FBSF subsidiary, as part of a larger asset-based lending relationship.
    Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $841.2 million of C&I loans outstanding as of December 31, 2022, $373.6 million were conventional C&I loans and $467.6 million were originated by the FBSF subsidiary. FBSF products consists of equipment financing, asset-based lending, accounts receivable financing, SBA lending, and floorplan financing.
    Direct Financing Leases. Direct financing leases initiated through FBSF are originated with a fixed implicit rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing; however, FBSF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. As of December 31, 2022, the Bank had $12.1 million in net direct financing receivables outstanding.

    FBSF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in a level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination and was estimated to be $2.8 million as of December 31, 2022. In estimating the equipment’s fair value, FBSF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, when available, valuations by independent appraisers, adjusted for known trends.
    Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, first and second mortgages, and other personal loans for professional and executive clients of the Bank.
Asset Quality
    Non-accrual loans and leases decreased $2.7 million, or 42.5%, to $3.7 million at December 31, 2022 compared to $6.4 million at December 31, 2021.
    Our total impaired assets consisted of the following:

	As of December 31,
	2022	2021
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$—	$348
Commercial real estate – non-owner occupied	—	—
Land development	—	—
Construction	—	—
Multi-family	—	—
1-4 family	30	339
Total non-accrual commercial real estate	30	687
Commercial and industrial	3,629	5,572
Direct financing leases, net	—	99
Consumer and other:
Home equity and second mortgage	—	—
Other	—	—
Total non-accrual consumer and other loans	—	—
Total non-accrual loans and leases	3,659	6,358
Repossessed assets, net	95	164
Total non-performing assets	3,754	6,522
Performing troubled debt restructurings	156	217
Total impaired assets	$3,910	$6,739
Total non-accrual loans and leases to gross loans and leases	0.15%	0.28%
Total non-performing assets to gross loans and leases plus repossessed assets, net	0.15%	0.29%
Total non-performing assets to total assets	0.13%	0.25%
Allowance for loan and lease losses to gross loans and leases	0.99%	1.09%
Allowance for loan and lease losses to non-accrual loans and leases	662.20%	382.76%
    As of December 31, 2022 and 2021, $30,000 and $627,000 of the non-accrual loans were considered troubled debt restructurings, respectively. As noted in the table above, non-performing assets consisted of non-accrual loans and leases and repossessed assets totaling $3.8 million, or 0.13% of total assets, as of December 31, 2022, a decrease in non-performing assets of $2.8 million, or 42.4%, from December 31, 2021. Impaired loans and leases as of December 31, 2022 and 2021 also included $156,000 and $217,000, respectively, of loans classified as performing troubled debt restructurings, which are considered impaired due to the concession in terms, but are meeting the restructured payment terms and therefore are not on non-accrual status.
The following asset quality ratios exclude net PPP loans as they are fully guaranteed by the SBA:

	As of December 31,
	2022	2021
	(In Thousands)
Total non-accrual loans and leases to gross loans and leases	0.15%	0.29%
Total non-performing assets to gross loans and leases plus repossessed assets, net	0.15	0.29
Total non-performing assets to total assets	0.13	0.25
Allowance for loan and lease losses to gross loans and leases	0.99	1.10
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets decreased to 0.13% at December 31, 2022 from 0.25% at December 31, 2021. As of December 31, 2022, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.8% of the total portfolio was in a current payment status, similar to December 31, 2021. We also monitor asset quality through our established categories as defined in Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our impaired loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    In 2022, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered impaired and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
    Additional information about impaired loans is as follows:

	As of December 31,
	2022	2021
	(In Thousands)
Impaired loans and leases with no impairment reserves	$1,223	$4,419
Impaired loans and leases with impairment reserves required	2,592	2,156
Total impaired loans and leases	3,815	6,575
Less: Impairment reserve (included in allowance for loan and lease losses)	1,650	1,505
Net impaired loans and leases	$2,165	$5,070
Average impaired loans and leases	$5,084	$14,260

	For the years ended December 31,
	2022	2021
	(In Thousands)
Interest income attributable to impaired loans and leases	$400	$1,104
Less: Interest income recognized on impaired loans and leases	1,436	454
Net foregone interest income on impaired loans and leases	$(1,036)	$650
    Loans and leases with no impairment reserves represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our net realizable value of the loan.

When analyzing the adequacy of collateral, we obtain external appraisals as appropriate. Our policy regarding commercial real estate appraisals requires the utilization of appraisers from our approved list, the performance of independent reviews to monitor the quality of such appraisals, and receipt of new appraisals for impaired loans at least annually, or more frequently as circumstances warrant. We make adjustments to the appraised values for appropriate selling costs. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the business development process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was appropriate at December 31, 2022. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value will not be different in the future, which may require additional charge-offs or specific reserves to be recorded.
Allowance for Loan and Lease Losses
     The allowance for loan and lease losses decreased $106,000, or 0.4%, to $24.2 million as of December 31, 2022 from $24.3 million as of December 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases also decreased to 0.99% as of December 31, 2022 from 1.09% as of December 31, 2021. The allowance for loan and lease losses as a percentage of gross loans and leases, excluding net PPP loans, was 0.99% as of December 31, 2022 from 1.10% as of December 31, 2021. The decrease in allowance for loan and lease losses as a percent of gross loans and leases was principally driven by significant commercial real estate loan recoveries, and the related impact it had on our commercial real estate historical loss factors. In addition to the commercial real estate recovery, all other loan segments experienced a reduction in historical loss factors as the look-back period began to roll off the Corporation’s higher loss rates from the Great Recession. These general releases were partially offset by an increase in general reserve commensurate with loan growth. The Corporation will adopt ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326)”, on January 1st, 2023 and anticipates an initial increase in reserves, including unfunded commitments reserves, of approximately $1.0 million to $4.0 million.
During the year ended December 31, 2022, we recorded net recoveries on impaired loans and leases of approximately $3.8 million, which included $979,000 of charge-offs and $4.7 million of recoveries. During the year ended December 31, 2021, we recorded net recoveries on impaired loans and leases of approximately $1.6 million, which included $3.5 million of charge-offs and $5.1 million of recoveries.
As of December 31, 2022 and 2021, our allowance for loan and lease losses to total non-accrual loans and leases was 662.20% and 382.76%, respectively. This ratio increased primarily due to the substantial decrease in non-accrual loans and leases discussed above, in comparison to the decrease in the allowance for loan and leases losses. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for loan and lease loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for loan and lease losses is measured more through general characteristics, including historical loss experience, of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of December 31, 2022.
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

    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for loan and lease loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of December 31, 2022 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. .
    As a result of our review process, we have concluded an appropriate allowance for loan and lease losses for the existing loan and lease portfolio was $24.2 million, or 0.99% of gross loans and leases, at December 31, 2022. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for loan and lease losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for loan and lease losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2022	2021
	(Dollars in Thousands)
Allowance at beginning of period	$24,336	$28,521
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	(11)
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	(245)
Commercial and industrial	(909)	(3,227)
Direct financing leases	(49)	—
Consumer and other
Home equity and second mortgage	—	—
Other	(21)	(25)
Total charge-offs	(979)	(3,508)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	4,260	435
Commercial real estate — non-owner occupied	2	1,422
Construction and land development	—	2,078
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	437	1,168
Direct financing leases	—	—
Consumer and other
Home equity and second mortgage	—	2
Other	42	21
Total recoveries	4,741	5,126
Net charge-offs	3,762	1,618
Provision for loan and lease losses	(3,868)	(5,803)
Allowance at end of period	$24,230	$24,336
Net charge-offs as a percent of average gross loans and leases	(0.16)%	(0.07)%
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

	As of December 31,
	2022		2021
	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease segments:
Commercial real estate	$12,560	0.81%	$15,110	1.04%
Commercial and industrial	11,128	1.30	8,413	1.13
Consumer and other	542	1.13	813	2.05
Total allowance for loan and lease losses	$24,230	0.99%	$24,336	1.09%
(a)Allowance for loan losses category as a percentage of total loans by category.
    Although we believe the allowance for loan and lease losses was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions, and other factors as of December 31, 2022, there can be no assurance that future adjustments to the allowance will not be necessary.

Deposits
    As of December 31, 2022, deposits increased by $210.3 million to $2.168 billion from $1.958 billion at December 31, 2021. The increase in deposits was primarily due to an increase in wholesale deposits and certificates of deposit of $172.6 million and $99.7 million, respectively, partially offset by a decrease of $55.9 million and $6.1 million in money market accounts and transaction accounts, respectively. The large increase in wholesale deposits is primarily driven by a shift from FHLB advances to wholesale deposits to manage interest rate risk and liquidity by utilizing the most efficient and cost-effective source of wholesale funds to match-fund our fixed-rate loan portfolio. Additionally, certificate of deposit accounts saw an increase primarily due to an increase in interest rates.
    The following table presents the composition of the Bank’s consolidated deposits.

	As of December 31,
	2022		2021
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$537,107	24.8%	$589,559	30.1%
Interest-bearing transaction accounts	576,601	26.6	530,225	27.1
Money market accounts	698,505	32.2	754,410	38.5
Certificates of deposit	153,757	7.1	54,091	2.8
Wholesale deposits	202,236	9.3	29,638	1.5
Total deposits	$2,168,206	100.0%	$1,957,923	100.0%
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
    We measure the success of in-market deposit gathering efforts based on the average balances of our deposit accounts as compared to ending balances due to the volatility of some of our larger relationships. Average in-market deposits for the year ended December 31, 2022 were approximately $1.929 billion, or 80.6% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to average in-market deposits of $1.784 billion, or 78.2% of total bank funding, for 2021. Refer to Note 9 - Deposits in the Consolidated Financial Statements for additional information regarding our deposit composition.
    The following table sets forth the amount and maturities of the Bank’s certificates of deposit and term wholesale deposits at December 31, 2022.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$4,812	$7,554	$1,998	$2,240	$16,604
1.00% to 1.99%	11,042	845	2,775	2,529	17,191
2.00% to 2.99%	4,056	1,512	8,767	10,302	24,637
3.00% to 3.99%	55,049	7,594	3,231	1,706	67,580
4.00% to 4.99%	80,770	9,678	35,067	89,466	214,981
	$155,729	$27,183	$51,838	$106,243	$340,993
    At December 31, 2022, time deposits included $81.6 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $31.3 million are scheduled to mature in three months or less, $9.7 million in greater than three through six months, $38.6 million in greater than six through twelve months and $2.0 million in greater than twelve months.
    Of the total time deposits outstanding as of December 31, 2022, $234.8 million are scheduled to mature in 2023, $12.8 million in 2024, $14.4 million in 2025, $25.5 million in 2026, and $51.4 million in 2027. As of December 31, 2022, we have no wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity.

Borrowings
    We had total borrowings of $456.8 million as of December 31, 2022, an increase of $43.3 million, or 10.5%, from $413.5 million at December 31, 2021. Total wholesale funding as a percentage of total bank funding has increased due to significant wholesale deposit growth as part of the Bank’s strategy to mitigate interest rate risk by match-funding fixed rate loans with the most cost effective form of wholesale funding. Total bank funding is defined as total deposits plus FHLB advances.
As of December 31, 2022 and December 31, 2021, the Corporation had other borrowings of $6.1 million and $10.4 million, respectively, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting, as well as borrowings associated with our investment in a community development entity.
     Consistent with our funding philosophy to manage interest rate risk, we will use the most efficient and cost effective source of wholesale funds. We utilize FHLB advances to the extent we maintain an adequate level of excess borrowing capacity for liquidity and contingency funding purposes and pricing remains favorable in comparison to the wholesale deposit alternative. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds. Please refer to the section titled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.
    The following table sets forth the outstanding balances, weighted average balances, and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2022			December 31, 2021
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$14	7.42%	$—	$—	—%
FHLB advances	416,380	414,191	1.70	368,800	376,781	1.30
Line of credit	—	85	2.78	500	78	2.90
Other borrowings	6,088	8,624	5.23	10,363	8,090	4.11
Subordinated notes payable	34,340	35,095	5.06	23,788	23,766	5.94
Junior subordinated notes(1)	—	2,429	20.75	10,076	10,068	11.05
	$456,808	$460,438	2.12	$413,527	$418,783	1.86
(1)     Weighted average rate of junior subordinated notes reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.
A summary of annual maturities of borrowings at December 31, 2022 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2023	$236,880
2024	35,500
2025	56,000
2026	60,000
2027	28,000
Thereafter	40,428
$456,808
On March 4, 2022, the Corporation completed a private placement of $20.0 million in new subordinated debt to one institutional investor. Management used a portion of the proceeds during the second quarter of 2022 to redeem $9.1 million of subordinated notes bearing a fixed interest rate of 6.00%. The remainder of the proceeds were designed to be used for general corporate purposes, including to support the Bank’s growth strategy, and to fund share repurchases. The subordinated note bears a fixed interest rate of 3.50% with a maturity date of March 15, 2032 and has certain financial performance covenants with which the Corporation was in compliance as of September 30, 2022. The Corporation may, at its option, redeem the note, in whole or part, after the fifth anniversary of issuance. Additionally, at December 31, 2022, subordinated notes included a $15.0 million note which bore a fixed interest rate of 5.50% with a maturity date of August 15, 2029. The Corporation may, at its option, redeem the 5.50% notes, in whole or part, at any time after August 15, 2024. The 5.50% notes will begin to lose Tier II capital treatment at a rate of 20% per year effective August 15, 2024.
Refer to Note 10 – FHLB Advances, Other Borrowings and Junior Subordinated Notes in the Consolidated Financial Statements for additional information on the terms of Corporation’s current debt instruments.

Stockholders’ Equity
    As of December 31, 2022, stockholders’ equity was $260.6 million, or 8.8% of total assets, compared to stockholders’ equity of $232.4 million, or 8.8% of total assets, as of December 31, 2021. Stockholders’ equity increased by $28.2 million during the year ended December 31, 2022 attributable to net income of $40.9 million for the year ended December 31, 2022, partially offset by preferred and common stock dividend declarations of $683,000 and $6.7 million, respectively, and stock repurchases of $5.0 million authorized under the repurchase program discussed below.
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
The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the year ended December 31, 2022, the Corporation paid $683,000 in preferred cash dividends. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.
    On March 4, 2022, the Corporation’s Board approved a share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending March 4, 2023. As of December 16, 2022, the Corporation had completed the share repurchase program, purchasing a total of 142,074 shares for approximately $5.0 million at an average cost of $35.14 per share.
On January 27, 2023, the Board of Directors of the Corporation approved a new share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending January 31, 2024.
    Under the new share repurchase program, shares are repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Corporation has implemented a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act. The trading plan allows the Corporation to repurchase shares of its common stock at times when it otherwise might have been prevented from doing so under insider trading laws by requiring that an agent selected by the Corporation repurchase shares of common stock on the Corporation’s behalf on pre-determined terms.

LIQUIDITY AND CAPITAL RESOURCES
     The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2022 were the interest payments due on subordinated notes and cash dividends payable to both common and preferred stockholders. During 2022 and 2021, FBB declared and paid dividends totaling $2.0 million and $8.5 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2022, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
    We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of December 31, 2022 and 2021, our readily accessible liquidity was $449.6 million and $529.5 million, respectively. At December 31, 2022 and 2021, the Bank had $76.5 million and $47.0 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, pay down FHLB advances, allow run off of maturing wholesale certificates of deposit or to invest in securities to maintain adequate liquidity at an improved margin.
    We had $618.6 million of outstanding wholesale funds at December 31, 2022, compared to $398.4 million of wholesale funds as of December 31, 2021, which represented 23.9% and 17.1%, respectively, of period end total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to match-fund our loan portfolio and mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing less desirable deposit relationships. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits increased $37.7 million, or 2.0%, to $1.966 billion at December 31, 2022 from $1.928 billion at December 31, 2021 as in-market deposit balances increased due to successful business development efforts, partially offset by deposit movement from money market accounts to, alternative investment options, and clients funding their normal course of business. In addition, in-market deposit balances were negatively impacted by the outflow of client funds previously accumulated as part of their participation in the Paycheck Protection Program. Our in-market relationships continue to grow; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2022.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2022. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily available liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2022, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
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
    During the year ended December 31, 2022, operating activities resulted in a net cash inflow of $38.6 million driven by net income of $40.9 million. Net cash used in investing activities for the year ended December 31, 2022 was $245.3 million which consisted of $199.5 million in cash outflows to fund net loan growth and $27.8 million in net cash outflows to purchase available-for-sale securities. Net cash provided by financing activities for the year ended December 31, 2022 was $252.2 million. Financing cash flows included a $210.3 million net increase in deposits and a $47.6 million net increase in FHLB advances, partially offset by cash dividends paid of $6.7 million, and authorized share repurchases of $5.0 million, respectively.
    Refer to Note 11 - Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2022 and 2021.

2021 COMPARED TO 2020
Information pertaining to 2021 in comparison to 2020 was included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 on page 30 under Part II, Item 7, “Management’s Discussion and Analysis of Financial and Results of Operations,” which was filed with the SEC on February 23, 2022.

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
    We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the allowance for loan and lease losses was appropriate as of December 31, 2022 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. If the quality of loans or leases deteriorates, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. If loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.
    Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test as of July 1, 2022, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
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
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months.

	Impact on Net Interest Income as of December 31,
Instantaneous Rate Change in Basis Points	2022	2021
Down 300	(9.90)%	N/A
Down 200	(0.88)	N/A
Down 100	0.79	2.48
No Change	—	—
Up 100	2.26	0.77
Up 200	4.48	5.64
Up 300	6.65	10.67
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. FHLB advances and, to a lesser extent, wholesale certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and ability to utilize such instruments should they be appropriate to manage interest rate exposure. We maintained our historically neutral balance sheet throughout 2022 and believe we ended the year appropriately positioned for net interest income to benefit modestly from additional rate increases in 2023.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$25,811	$9,697
Short-term investments	76,871	47,413
Cash and cash equivalents	102,682	57,110
Securities available-for-sale, at fair value	212,024	205,702
Securities held-to-maturity, at amortized cost	12,635	19,746
Loans held for sale	2,632	3,570
Loans and leases receivable, net of allowance for loan and lease losses of $24,230 and $24,336, respectively	2,418,836	2,215,072
Premises and equipment, net	4,340	1,694
Repossessed assets	95	164
Right-of-use assets, net	7,690	4,910
Bank-owned life insurance	54,018	53,600
Federal Home Loan Bank stock, at cost	17,812	13,336
Goodwill and other intangible assets	12,159	12,268
Derivatives	68,581	26,343
Accrued interest receivable and other assets	63,107	39,390
Total assets	$2,976,611	$2,652,905
Liabilities and Stockholders’ Equity
Deposits	$2,168,206	$1,957,923
Federal Home Loan Bank advances and other borrowings	456,808	403,451
Junior subordinated notes	—	10,076
Lease liabilities	10,175	5,406
Derivatives	61,419	28,283
Accrued interest payable and other liabilities	19,363	15,344
Total liabilities	2,715,971	2,420,483
Stockholders’ equity:
Preferred stock, Series A; $0.01 par value, 7% non-cumulative perpetual preferred stock liquidation preference $1,000 per share, 2,500,000 shares authorized, 12,500 and no shares issued or outstanding at December 31, 2022 and 2021, respectively	11,992	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,371,078 and 9,326,361 shares issued, 8,362,085 and 8,457,564 shares outstanding at December 31, 2022 and 2021, respectively	94	93
Additional paid-in capital	87,512	85,797
Retained earnings	203,507	170,020
Accumulated other comprehensive loss	(15,310)	(1,457)
Treasury stock, 1,008,993 and 868,797 shares at December 31, 2022 and 2021, respectively, at cost	(27,155)	(22,031)
Total stockholders’ equity	260,640	232,422
Total liabilities and stockholders’ equity	$2,976,611	$2,652,905
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$115,368	$91,844	$89,160
Securities	4,472	3,410	4,187
Short-term investments	1,531	741	832
Total interest income	121,371	95,995	94,179
Interest expense
Deposits	13,178	3,553	8,922
Federal Home Loan Bank advances and other borrowings	9,267	6,667	7,070
Junior subordinated notes	504	1,113	1,116
Total interest expense	22,949	11,333	17,108
Net interest income	98,422	84,662	77,071
Provision for loan and lease losses	(3,868)	(5,803)	16,808
Net interest income after provision for loan and lease losses	102,290	90,465	60,263
Non-interest income
Private wealth management service fees	10,881	10,784	8,611
Gain on sale of Small Business Administration loans	2,537	4,044	2,899
Service charges on deposits	3,849	3,837	3,415
Loan fees	3,010	2,506	1,826
Bank-owned life insurance income	2,227	1,413	1,402
Net gain (loss) on sale of securities	—	29	(4)
Swap fees	1,793	1,368	6,860
Other non-interest income	5,131	4,119	1,931
Total non-interest income	29,428	28,100	26,940
Non-interest expense
Compensation	57,742	51,710	45,850
Occupancy	2,358	2,180	2,252
Professional fees	4,881	3,736	3,530
Data processing	3,197	3,087	2,734
Marketing	2,354	2,022	1,580
Equipment	1,091	990	1,199
Computer software	4,416	4,260	3,900
FDIC insurance	1,042	1,143	1,238
Impairment of tax credit investments	—	—	2,395
Other non-interest expense	2,393	2,407	4,220
Total non-interest expense	79,474	71,535	68,898
Income before income tax expense	52,244	47,030	18,305
Income tax expense	11,386	11,275	1,327
Net income	$40,858	$35,755	$16,978
Preferred stock dividend	683	—	—
Income available to common shareholders	$40,175	$35,755	$16,978
Earnings per common share:
Basic	$4.75	$4.17	$1.97
Diluted	4.75	4.17	1.97
Dividends declared per share	0.79	0.72	0.66
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Net income	$40,858	$35,755	$16,978
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(27,730)	(4,312)	3,526
Reclassification adjustment for net (gain) loss realized in net income	—	(29)	4
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	14	26	39
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	9,102	3,610	(3,011)
Income tax benefit (expense)	4,761	181	(143)
Total other comprehensive (loss) income	(13,853)	(524)	415
Comprehensive income	$27,005	$35,231	$17,393
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2020	8,566,044	—	$92	$81,188	$129,105	$(1,348)	$(14,881)	$194,156
Net income	—	—	—	—	16,978	—	—	16,978
Other comprehensive income	—	—	—	—	—	415	—	415
Share-based compensation - restricted shares and employee stock purchase plan	67,773	—	—	1,871	—	—	—	1,871
Issuance of common stock under the employee stock purchase plan	3,967	—	—	66	—	—	—	66
Cash dividends ($0.66 per share)	—	—	—	—	(5,652)	—	—	(5,652)
Treasury stock purchased	(70,824)	—	—	—	—	—	(1,672)	(1,672)
Balance at December 31, 2020	8,566,960	—	92	83,125	140,431	(933)	(16,553)	206,162
Net income	—	—	—	—	35,755	—	—	35,755
Other comprehensive loss	—	—	—	—	—	(524)	—	(524)
Share-based compensation - restricted shares and employee stock purchase plan	85,370	—	1	2,512	—	—	—	2,513
Issuance of common stock under the employee stock purchase plan	6,531	—	—	160	—	—	—	160
Cash dividends ($0.72 per share)	—	—	—	—	(6,166)	—	—	(6,166)
Treasury stock purchased	(201,297)	—	—	—	—	—	(5,478)	(5,478)
Balance at December 31, 2021	8,457,564	—	93	85,797	170,020	(1,457)	(22,031)	232,422
Net income	—	—	—	—	40,858	—	—	40,858
Other comprehensive loss	—	—	—	—	—	(13,853)	—	(13,853)
Issuance of preferred stock, net of issuance costs	—	11,992	—	—	—	—	—	11,992
Share-based compensation - restricted shares and employee stock purchase plan	75,564	—	1	2,583	—	—	—	2,584
Issuance of common stock under the employee stock purchase plan	4,535	—	—	134	—	—	—	134
Treasury stock re-issued	—	—	—	(1,002)	—	—	1,002	—
Preferred stock dividends	—	—	—	—	(683)	—	—	(683)
Cash dividends ($0.79 per share)	—	—	—	—	(6,688)	—	—	(6,688)
Treasury stock purchased	(175,578)	—	—		—	—	(6,126)	(6,126)
Balance at December 31, 2022	8,362,085	11,992	$94	$87,512	$203,507	$(15,310)	$(27,155)	$260,640

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Operating activities
Net income	$40,858	$35,755	$16,978
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(775)	1,223	(2,007)
Tax credit investments (recovery) impairment	(351)	—	2,395
Provision for loan and lease losses	(3,868)	(5,803)	16,808
Depreciation, amortization and accretion, net	4,066	3,554	3,465
Share-based compensation	2,584	2,513	1,871
Net loss on disposal of fixed assets	—	78	—
Net (gain) loss on sale of securities	—	(29)	4
Amortization of tax credit investments	1,035	—	—
Gain on sale of tax credits	—	—	(275)
Bank-owned life insurance policy income	(2,227)	(1,413)	(1,402)
Origination of loans for sale	(124,915)	(99,266)	(81,609)
Sale of SBA loans originated for sale	128,391	108,435	81,018
Gain on sale of loans originated for sale	(2,537)	(4,044)	(2,899)
Net loss on repossessed assets, including impairment valuation	(429)	15	383
Return on investment in limited partnerships	721	371	—
Excess tax benefit (expense) from share-based compensation	264	48	(32)
Net payments on operating lease liabilities	(1,470)	(1,431)	(1,444)
Net increase in accrued interest receivable and other assets	(7,728)	(6,745)	(11,131)
Net increase in accrued interest payable and other liabilities	5,026	2,731	4,512
Net cash provided by operating activities	38,645	35,992	26,635
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	40,835	51,166	58,290
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	7,080	6,586	6,268
Proceeds from sale of available-for-sale securities	—	14,955	839
Purchases of available-for-sale securities	(75,740)	(93,019)	(66,879)
Proceeds from sale of repossessed assets	71	—	2,582
Net increase in loans and leases	(199,467)	(86,660)	(439,223)
Investments in limited partnerships	(1,508)	(1,059)	(1,986)
Returns of investments in limited partnerships	17	32	211
Investment in tax credit investments	(11,454)	(2,964)	(3,254)
Distribution from tax credit investments	474	57	30
Proceeds from the sale of tax credits	—	—	2,529
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(45,660)	(7,439)	(20,509)
Proceeds from the sale of Federal Home Loan Bank Stock	41,184	7,680	14,884
Purchases of leasehold improvements and equipment, net	(3,223)	(391)	(264)
Proceeds from sale of leasehold improvements and equipment, net	—	44	—
Purchases of bank owned life insurance policies	—	—	(8,000)
Premium payment on bank owned life insurance policies	(50)	—	(25)
Proceeds from bank owned life insurance claim	1,859	—	—
Proceeds from redemption of Trust II stock	315	—	—
Net cash used in investing activities	(245,267)	(111,012)	(454,507)
Financing activities
Net increase in deposits	210,283	102,407	325,137
Repayment of Federal Home Loan Bank advances	(2,374,849)	(814,000)	(1,219,944)
Proceeds from Federal Home Loan Bank advances	2,422,429	788,300	1,318,700
Loss on early extinguishment of debt	—	—	744

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Proceeds from issuance of subordinated notes payable	20,000	—	—
Repayment of subordinated notes payable	(9,090)	—	—
Repayment of junior subordinated debt	(10,076)	—	—
Repayment of the Federal Reserve Paycheck Protection Program Lending Facility	—	—	(29,605)
Proceeds from the Federal Reserve Paycheck Protection Program Lending Facility	—	—	29,605
Net (decrease) increase in long-term borrowed funds	(5,132)	9,998	300
Cash dividends paid	(6,688)	(6,166)	(5,652)
Preferred stock dividends paid	(683)	—	—
Proceeds from issuance of common stock under ESPP	134	160	66
Proceeds from issuance of preferred stock	11,992	—	—
Purchase of treasury stock	(6,126)	(5,478)	(1,672)
Net cash provided by financing activities	252,194	75,221	417,679
Net increase (decrease) in cash and cash equivalents	45,572	201	(10,193)
Cash and cash equivalents at the beginning of the period	57,110	56,909	67,102
Cash and cash equivalents at the end of the period	$102,682	$57,110	$56,909
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$20,110	$13,206	$18,412
Net income taxes paid	8,038	14,519	3,451
Non-cash investing and financing activities:
Transfer of loans to repossessed assets	50	146	80
Lease liability in exchange for right-of-use-asset	6,265	316	190
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community banks. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. As of December 31, 2022, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”).
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
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value deemed to be other than temporary, are included in the Consolidated Statements of Income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2022 or 2021.
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

Loans Held for Sale. The guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statement of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There was $2.6 million and $3.6 million in loans held for sale outstanding at December 31, 2022 and 2021, respectively.
Loans and Leases. Loans and leases which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans.
A loan or a lease is accounted for as a troubled debt restructuring (“TDRs”) if the Corporation, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease or a modification of terms, such as a reduction of the stated interest rate or face amount of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan or lease with similar risk, or some combination of these concessions. Restructured loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on individual facts and circumstances. Non-accrual restructured loans are included and treated with all other non-accrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on non-accrual until the borrower has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on non-accrual. The CARES Act (as modified by the Consolidated Appropriations Act, 2021) permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs if the loan was not more than 30 days delinquent as of December 31, 2019 and the modification was made before January 1, 2022. Interagency guidance from the federal bank regulatory agencies regarding TDRs has also been issued in response to COVID-19 and is generally consistent with the relief granted under the CARES Act. The Corporation is applying this statutory and regulatory guidance to qualifying loan modifications.
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
Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan or lease. Loans or leases that result from a refinance or restructuring, other than a TDRs, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan or lease, are accounted for as a new loan or lease. Any unamortized net fees, costs, or penalties are recognized when the new loan or lease is originated. Unamortized net loan or lease fees or costs for loans and leases that result from a refinance or restructure with only minor modifications to the original loan or lease contract are carried forward as a part of the net investment in the new loan or lease. For TDRs, all fees received in connection with a modification of terms are applied as a reduction of the loan or lease and any related costs, including direct loan origination costs, are charged to expense as incurred.
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
Repossessed Assets. Property acquired by repossession, foreclosure, or by deed in lieu of foreclosure is recorded at the fair value of the underlying property, less costs to sell. This fair value becomes the new cost basis for the repossessed asset. Any write-down in the carrying value of a loan or lease at the time of acquisition is charged to the allowance for loan and lease losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues are recorded in non-interest expense. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense.
Leases. At contract inception, the Corporation determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Corporation uses the Federal Home Loan Bank fixed advance rate as of the lease inception date that most closely resembles the remaining term of the lease as the incremental borrowing rate, unless the interest rate implicit in the lease contract is readily determinable. The Corporation has elected to exclude short-term leases as well as all non-lease items, such as common area maintenance, from being included in the lease liability on the Consolidated Balance Sheets.
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $133.8 million and $135.9 million as of December 31, 2022 and 2021, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2022 and 2021, there were no borrowings against the cash surrender value of the BOLI policies.
Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. At December 31, 2022 and 2021, the Bank had FHLB stock of $17.8 million and $13.3 million, respectively. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2022 or 2021.
Goodwill and Other Intangible Assets. Goodwill and other intangible assets consist primarily of goodwill and loan servicing rights. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of seven years. Loan servicing rights, when originated, are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing income. The Corporation reviews other intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
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
SBA Recourse Reserve. The Corporation establishes SBA recourse reserves on the guaranteed portions of sold SBA loans. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets. A reserve is established for loans that present a collateral shortfall and it is probable that the guaranty associated with the sold portion of the SBA loan is ineligible.
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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2022, no realized securities gains or losses were recognized, and for the year ended December 31, 2021, realized securities gains of $29,000, and was reclassified out of accumulated other comprehensive loss.
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
Share-Based Compensation. The Corporation may grant restricted stock awards, restricted stock units, and other stock based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Corporation accounts for forfeitures as they occur. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Dividend equivalent units with respect to restricted stock grants made after January 2023 will be deferred at paid at the time of vesting. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the 2019 Equity Incentive Plan (the “Plan”) is typically subject to a three or four year vesting period. Compensation expense for restricted stock is recognized over the requisite service period of three or four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
The Corporation issues a combination of performance-based restricted stock units and restricted stock awards to plan participants. Vesting of the performance-based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Compensation expense is recognized for performance-based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROAE metric will be adjusted if there is a change in the expectation of ROAE. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
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

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as CECL. The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 1, 2020 to January 1, 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation elected to defer adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. During the fourth quarter of 2022 and first quarter of 2023, management had the model validated by a third party, performed a full parallel run, and finalized the methodology, processes and internal controls. Management’s model utilizes national GDP and unemployment as inputs to the reasonable and supportable forecast. Management estimates the adoption will result in an initial increase to allowance for credit losses, including the allowance for unfunded commitments, of approximately $1.0 million to $4.0 million. The actual impact at adoption will depend on the composition of the loan portfolio as well as the economic environment and forecasts as of the adoption date.

In March 2020, the FASB issued ASU No. 2020-04 "“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Corporation adopted this standard in the fourth quarter 2022. The Corporation utilized available optional expedients to simplify accounting analyses for contract modifications and allow hedging relationships to continue without de-designation where there are qualifying changes in the critical terms. The adoption of this standard did not have material effect on the Corporation’s operating results or financial condition.
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, for public business entities, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The guidance is effective for the Corporation upon the adoption of ASU 2016-13, January 1, 2023. The Corporation is currently assessing the impact of ASU 2022-02 on its disclosures and control structure; however, the Corporation does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $25.8 million and $9.7 million at December 31, 2022 and 2021, respectively. As of March 26, 2020, the Federal Reserve Bank (“FRB”) reduced reserve requirement ratios to zero percent for all depository institutions. FRB balances were $76.5 million and $47.0 million at December 31, 2022 and 2021, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $76.9 million and $47.4 million at December 31, 2022 and 2021, respectively.

Note 3 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,977	$—	$(532)	$4,445
U.S. government agency securities - government-sponsored enterprises	13,666	70	(531)	13,205
Municipal securities	45,088	90	(5,867)	39,311
Residential mortgage-backed securities - government issued	21,790	—	(2,359)	19,431
Residential mortgage-backed securities - government-sponsored enterprises	119,265	—	(12,942)	106,323
Commercial mortgage-backed securities - government issued	3,450	—	(518)	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	31,515	—	(5,138)	26,377
Other securities	—	—	—	—
	$239,751	$160	$(27,887)	$212,024

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,971	$—	$(57)	$4,914
U.S. government agency securities - government-sponsored enterprises	19,797	248	(110)	19,935
Municipal securities	30,828	473	(344)	30,957
Residential mortgage-backed securities - government issued	19,563	238	(140)	19,661
Residential mortgage-backed securities - government-sponsored enterprises	85,748	741	(784)	85,705
Commercial mortgage-backed securities - government issued	5,801	36	(66)	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	36,786	313	(568)	36,531
Other securities	2,205	23	—	2,228
	$205,699	$2,072	$(2,069)	$205,702

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses were as follows:

	As of December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$7,467	$7	$(70)	$7,404
Residential mortgage-backed securities - government issued	1,625	—	(107)	1,518
Residential mortgage-backed securities - government-sponsored enterprises	1,537	—	(93)	1,444
Commercial mortgage-backed securities - government-sponsored enterprises	2,006	—	(102)	1,904
	$12,635	$7	$(372)	$12,270

	As of December 31, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$13,009	$222	$(3)	$13,228
Residential mortgage-backed securities - government issued	2,226	40	—	2,266
Residential mortgage-backed securities - government-sponsored enterprises	2,502	76	—	2,578
Commercial mortgage-backed securities - government-sponsored enterprises	2,009	195	—	2,204
	$19,746	$533	$(3)	$20,276

U.S. Treasuries contains treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were seven sales of available-for-sale securities in 2021 and one sale in 2020. There were no sales of available-for-sale securities that occurred during the year ended December 31, 2022.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Gross gains	$—	$92	$—
Gross losses	—	(63)	(4)
Net gains (losses) on sale of available-for-sale securities	$—	$29	$(4)
Proceeds from sale of available-for-sale securities	$—	$14,955	$839
At December 31, 2022 and 2021, securities with a fair value of $35.9 million and $70.3 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.
The amortized cost and fair value of securities by contractual maturity at December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$603	$593	$2,146	$2,136
Due in one year through five years	15,208	13,884	5,806	5,679
Due in five through ten years	55,058	48,141	3,823	3,670
Due in over ten years	168,882	149,406	860	785
	$239,751	$212,024	$12,635	$12,270
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2022 and 2021. At December 31, 2022, the Corporation held 175 available-for-sale securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they declined in value due to the current interest rate environment. At December 31, 2022, the Corporation held 45 available-for-sale securities that have been in a continuous unrealized loss position for twelve months or greater.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. Consideration is given to such factors as the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, and an evaluation of the present value of expected future cash flows, if necessary. Based on the Corporation’s evaluation, it is expected that the Corporation will recover the entire amortized cost basis of each security. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2022 and 2021.
A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,446	$532	$4,446	$532
U.S. government agency securities - government-sponsored enterprises	—	—	2,969	531	2,969	531
Municipal securities	26,759	3,132	10,133	2,735	36,892	5,867
Residential mortgage-backed securities - government issued	9,624	436	9,807	1,923	19,431	2,359
Residential mortgage-backed securities - government-sponsored enterprises	71,474	6,433	34,849	6,509	106,323	12,942
Commercial mortgage-backed securities - government issued	1,236	112	1,696	406	2,932	518
Commercial mortgage-backed securities - government-sponsored enterprises	7,758	984	18,619	4,154	26,377	5,138
	$116,851	$11,097	$82,519	$16,790	$199,370	$27,887

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,914	$57	$—	$—	$4,914	$57
U.S. government agency obligations - government-sponsored enterprises	3,390	110	—	—	3,390	110
Municipal securities	12,568	344	—	—	12,568	344
Residential mortgage-backed securities - government issued	12,745	140	—	—	12,745	140
Residential mortgage-backed securities - government-sponsored enterprises	41,277	629	4,249	155	45,526	784
Commercial mortgage-backed securities - government issued	2,193	66	—	—	2,193	66
Commercial mortgage-backed securities - government-sponsored enterprises	25,906	568	—	—	25,906	568
	$102,993	$1,914	$4,249	$155	$107,242	$2,069

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2022 and 2021. At December 31, 2022, the Corporation held 40 held-to-maturity securities that were in an unrealized loss position. Such securities have not experienced credit rating downgrades; however, they declined in value due to the current interest rate environment. At December 31, 2022, the Corporation held one held-to-maturity security that had been in a continuous loss position for twelve months or greater. It is expected that the Corporation will recover the entire amortized cost basis of each held-to-maturity security based upon an evaluation of aforementioned factors. Accordingly, no other-than-temporary impairment was recorded in the Consolidated Statements of Income for the years ended December 31, 2022 and 2021.

A summary of unrealized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,035	$52	$267	$18	$6,302	$70
Residential mortgage-backed securities - government issued	1,518	107	—	—	1,518	107
Residential mortgage-backed securities - government-sponsored enterprises	1,444	93	—	—	1,444	93
Commercial mortgage backed securities - government-sponsored enterprises	1,904	102	—	—	1,904	102
	$10,901	$354	$267	$18	$11,168	$372

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$—	$—	$284	$3	$284	$3
	$—	$—	$284	$3	$284	$3

Note 4 – Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31, 2022	December 31, 2021
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$268,354	$235,589
Commercial real estate — non-owner occupied	687,091	661,423
Land development	50,803	42,792
Construction	167,948	179,841
Multi-family	350,026	320,072
1-4 family	17,728	14,911
Total commercial real estate	1,541,950	1,454,628
Commercial and industrial	841,178	730,819
Direct financing leases, net	12,149	15,743
Consumer and other:
Home equity and second mortgages	6,761	4,223
Other	41,177	35,518
Total consumer and other	47,938	39,741
Total gross loans and leases receivable	2,443,215	2,240,931
Less:
Allowance for loan and lease losses	24,230	24,336
Deferred loan fees	149	1,523
Loans and leases receivable, net	$2,418,836	$2,215,072
As of December 31, 2022 and 2021, the Corporation had $554,000 and $27.9 million, respectively, in gross PPP loans outstanding included in the commercial and industrial loan category and deferred processing fees outstanding of $48,000 and $557,000, respectively, included in deferred loan fees. The processing fees are deferred and recognized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. The SBA provides a guaranty to the lender of 100% of principal and interest, unless the lender violated an obligation under the agreement. As loan losses are expected to be immaterial, if any at all, due to the guaranty, management excluded the PPP loans from the allowance for loan and lease losses calculation. Management funded these short-term loans primarily through a combination of excess cash held at the Federal Reserve and from an increase in in-market deposits.
The total amount of the Corporation’s ownership of SBA loans on-balance sheet is comprised of the following:

	December 31, 2022	December 31, 2021
	(In Thousands)
SBA 7(a) loans	$36,047	$33,223
SBA 504 loans	25,098	41,394
SBA Express loans and lines of credit	130	387
SBA PPP loans	554	27,854
Total SBA loans	$61,829	$102,858
As of December 31, 2022 and 2021, $1.1 million and $1.7 million of SBA loans were considered impaired, respectively.
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the year ended December 31, 2022 and 2021 was $29.9 million and $33.5 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2022 and 2021 have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2022 and 2021 was $88.5 million and $93.0 million, respectively.
The total principal amount of transferred participation interests in other, non-SBA originated loans during the year ended December 31, 2022 and 2021 was $96.0 million and $70.9 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2022 and 2021 was $222.9 million and $195.2 million, respectively. As of December 31, 2022 and 2021, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $339.0 million and $314.5 million, respectively. As of December 31, 2022 and 2021, the non-SBA originated participation portfolio contained no impaired loans. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the Consolidated Balance Sheets as of December 31, 2022 and 2021.
Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2022	December 31, 2021
	(In Thousands)
Balance at beginning of year	$1,288	$1,632
New loans	656	570
Repayments	(1,560)	(914)
Change due to status of executive officers and directors	(160)	—
Balance at end of year	$224	$1,288
The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators:

	December 31, 2022
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$256,242	$2,602	$9,510	$—	$268,354
Commercial real estate — non-owner occupied	630,396	34,022	22,673	—	687,091
Land development	50,803	—	—	—	50,803
Construction	157,157	—	10,791	—	167,948
Multi-family	342,030	7,996	—	—	350,026
1-4 family	17,600	98	—	30	17,728
Total commercial real estate	1,454,228	44,718	42,974	30	1,541,950
Commercial and industrial	783,158	19,954	34,281	3,785	841,178
Direct financing leases, net	10,490	365	1,294	—	12,149
Consumer and other:
Home equity and second mortgages	6,761	—	—	—	6,761
Other	41,177	—	—	—	41,177
Total consumer and other	47,938	—	—	—	47,938
Total gross loans and leases receivable	$2,295,814	$65,037	$78,549	$3,815	$2,443,215
Category as a % of total portfolio	93.97%	2.66%	3.21%	0.16%	100.00%

	December 31, 2021
	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$218,965	$5,495	$10,781	$348	$235,589
Commercial real estate — non-owner occupied	599,089	30,363	31,971	—	661,423
Land development	42,291	501	—	—	42,792
Construction	140,181	9,077	30,583	—	179,841
Multi-family	300,589	8,217	11,266	—	320,072
1-4 family	14,012	158	402	339	14,911
Total commercial real estate	1,315,127	53,811	85,003	687	1,454,628
Commercial and industrial	686,123	5,943	32,964	5,789	730,819
Direct financing leases, net	10,892	105	4,647	99	15,743
Consumer and other:
Home equity and second mortgages	3,925	231	67	—	4,223
Other	35,385	133	—	—	35,518
Total consumer and other	39,310	364	67	—	39,741
Total gross loans and leases receivable	$2,051,452	$60,223	$122,681	$6,575	$2,240,931
Category as a % of total portfolio	91.55%	2.69%	5.47%	0.29%	100.00%
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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$268,354	$268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Land development	—	—	—	—	50,803	50,803
Construction	—	—	—	—	167,948	167,948
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,698	17,698
Commercial and industrial	1,431	379	—	1,810	835,739	837,549
Direct financing leases, net	6	24	—	30	12,119	12,149
Consumer and other:
Home equity and second mortgages	—	—	—	—	6,761	6,761
Other	—	—	—	—	41,177	41,177
Total	1,652	403	—	2,055	2,437,501	2,439,556
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	30	30
Commercial and industrial	439	126	2,464	3,029	600	3,629
Direct financing leases, net	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	439	126	2,464	3,029	630	3,659
Total loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	268,354	268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Land development	—	—	—	—	50,803	50,803
Construction	—	—	—	—	167,948	167,948
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,728	17,728
Commercial and industrial	1,870	505	2,464	4,839	836,339	841,178
Direct financing leases, net	6	24	—	30	12,119	12,149
Consumer and other:
Home equity and second mortgages	—	—	—	—	6,761	6,761
Other	—	—	—	—	41,177	41,177
Total	$2,091	$529	$2,464	$5,084	$2,438,131	$2,443,215
Percent of portfolio	0.09%	0.02%	0.10%	0.21%	99.79%	100.00%

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Accruing loans and leases
Commercial real estate:
Owner occupied	$420	$—	$—	$420	$234,821	$235,241
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,472	14,572
Commercial and industrial	907	536	—	1,443	723,804	725,247
Direct financing leases, net	281	14	—	295	15,349	15,644
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	2,102	550	—	2,652	2,231,921	2,234,573
Non-accruing loans and leases
Commercial real estate:
Owner occupied	—	—	113	113	235	348
Non-owner occupied	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	339	339
Commercial and industrial	23	36	1,445	1,504	4,068	5,572
Direct financing leases, net	—	—	84	84	15	99
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	23	36	1,642	1,701	4,657	6,358
Total loans and leases
Commercial real estate:
Owner occupied	420	—	113	533	235,056	235,589
Non-owner occupied	—	—	—	—	661,423	661,423
Land development	—	—	—	—	42,792	42,792
Construction	394	—	—	394	179,447	179,841
Multi-family	—	—	—	—	320,072	320,072
1-4 family	100	—	—	100	14,811	14,911
Commercial and industrial	930	572	1,445	2,947	727,872	730,819
Direct financing leases, net	281	14	84	379	15,364	15,743
Consumer and other:
Home equity and second mortgages	—	—	—	—	4,223	4,223
Other	—	—	—	—	35,518	35,518
Total	$2,125	$586	$1,642	$4,353	$2,236,578	$2,240,931
Percent of portfolio	0.09%	0.03%	0.07%	0.19%	99.81%	100.00%

The Corporation’s total impaired assets consisted of the following:

	December 31, 2022	December 31, 2021
	(In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$—	$348
Commercial real estate — non-owner occupied	—	—
Land development	—	—
Construction	—	—
Multi-family	—	—
1-4 family	30	339
Total non-accrual commercial real estate	30	687
Commercial and industrial	3,629	5,572
Direct financing leases, net	—	99
Consumer and other:
Home equity and second mortgages	—	—
Other	—	—
Total non-accrual consumer and other loans	—	—
Total non-accrual loans and leases	3,659	6,358
Repossessed assets, net	95	164
Total non-performing assets	3,754	6,522
Performing troubled debt restructurings	156	217
Total impaired assets	$3,910	$6,739

	December 31, 2022	December 31, 2021
Total non-accrual loans and leases to gross loans and leases	0.15%	0.28%
Total non-performing assets to total gross loans and leases plus repossessed assets, net	0.15	0.29
Total non-performing assets to total assets	0.13	0.25
Allowance for loan and lease losses to gross loans and leases	0.99	1.09
Allowance for loan and lease losses to non-accrual loans and leases	662.20	382.76

As of December 31, 2022 and 2021, $30,000 and $627,000 of the non-accrual loans and leases were considered TDRs, respectively. As of December 31, 2022 and 2021, the Corporation allocated $0 and $134,000 of specific reserves to TDRs, respectively. There were no unfunded commitments associated with TDR loans and leases as of December 31, 2022.

All loans and leases modified as a TDR are measured for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a default, is considered in the determination of an appropriate level of the allowance for loan and lease losses.

The following table provides the number of loans modified as TDRs and the pre- and post-modification recorded investment by class of receivable:

	For the Year Ended December 31,
	2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	3	$239	$217

For the year ended December 31, 2022, no loans were modified as a TDR.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, principal reduction, or some combination of these concessions. For the year ended December 31, 2021, the modification of terms primarily consisted of payment schedule modifications or principal reductions.

There were no loans modified as a TDR during the previous 12 months which subsequently defaulted during the year ended December 31, 2022 and one with a recorded investment of $280,000 that defaulted during the year ended December 31, 2021.

Additionally, the Corporation worked with borrowers impacted by COVID-19 and provided modifications to include interest only deferrals and principal and interest deferrals. These modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of December 31, 2022, the Corporation had no deferrals outstanding. As of December 31, 2021, the Corporation had three deferrals outstanding, representing $293,000 in total loans.

The following represents additional information regarding the Corporation’s impaired loans and leases, including performing TDRs, by class:

	As of and for the Year Ended December 31, 2022
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$180	$14	$759	$(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	1,193	1,194	—	3,271	275	585	(310)
Direct financing leases, net	—	—	—	67	2	2	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	1,223	1,229	—	3,630	299	1,435	(1,136)
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,592	2,612	1,650	1,454	101	1	100
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	2,592	2,612	1,650	1,454	101	1	100
Total:
Commercial real estate:
Owner occupied	—	—	—	180	14	759	(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	3,785	3,806	1,650	4,725	376	586	(210)
Direct financing leases, net	—	—	—	67	2	2	—
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Grand total	$3,815	$3,841	$1,650	$5,084	$400	$1,436	$(1,036)
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$348	$386	$—	$2,217	$145	$218	$(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	3,717	3,819	—	7,914	522	179	343
Direct financing leases, net	15	15	—	2	1	—	1
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Total	4,419	4,564	—	12,754	991	446	545
With impairment reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,072	2,072	1,439	1,456	109	8	101
Direct financing leases, net	84	84	66	50	4	—	4
Consumer and other:
Home equity and second mortgages	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	2,156	2,156	1,505	1,506	113	8	105
Total:
Commercial real estate:
Owner occupied	348	386	—	2,217	145	218	(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Land development	—	—	—	7	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	5,789	5,891	1,439	9,370	631	187	444
Direct financing leases, net	99	99	66	52	5	—	5
Consumer and other:
Home equity and second mortgages	—	—	—	40	7	9	(2)
Other	—	—	—	8	23	—	23
Grand total	$6,575	$6,720	$1,505	$14,260	$1,104	$454	$650
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Impairment Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$4,338	$4,365	$—	$4,565	$291	$72	$219
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	46	51	—	307	31	141	(110)
Commercial and industrial	9,888	12,337	—	13,951	1,219	423	796
Direct financing leases, net	—	—	—	89	—	—	—
Consumer and other:
Home equity and second mortgages	—	—	—	1	—	—	—
Other	21	688	—	85	41	—	41
Total	18,966	29,191	—	21,709	2,082	636	1,446
With impairment reserve recorded:
Commercial real estate:
Owner occupied	1,091	4,792	471	2,349	384	—	384
Non-owner occupied	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	250	250	29	21	—	—	—
Commercial and industrial	6,267	6,972	3,125	3,585	324	—	324
Direct financing leases, net	49	49	49	39	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	—	1	—	1
Other	—	—	—	—	—	—	—
Total	7,697	12,103	3,681	5,994	712	—	712
Total:
Commercial real estate:
Owner occupied	5,429	9,157	471	6,914	675	72	603
Non-owner occupied	3,783	6,563	—	1,519	486	—	486
Land development	890	5,187	—	1,192	14	—	14
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	296	301	29	328	31	141	(110)
Commercial and industrial	16,155	19,309	3,125	17,536	1,543	423	1,120
Direct financing leases, net	49	49	49	128	3	—	3
Consumer and other:
Home equity and second mortgages	40	40	7	1	1	—	1
Other	21	688	—	85	41	—	41
Grand total	$26,663	$41,294	$3,681	$27,703	$2,794	$636	$2,158
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.
The difference between the recorded investment of loans and leases and the unpaid principal balance of $26,000 and $145,000 as of December 31, 2022 and 2021, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $156,000 and $217,000 of loans as of December 31, 2022 and 2021, respectively, that were performing TDRs, and although not on non-accrual, were reported as impaired due to the concession in terms. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$15,110	$8,413	$813	$24,336
Charge-offs	—	(958)	(21)	(979)
Recoveries	4,262	437	42	4,741
Net recoveries (charge-offs)	4,262	(521)	21	3,762
Provision for loan and lease losses	(6,812)	3,236	(292)	(3,868)
Ending balance	$12,560	$11,128	$542	$24,230

	As of and for the Year Ended December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	(256)	(3,227)	(25)	(3,508)
Recoveries	3,935	1,168	23	5,126
Net recoveries (charge-offs)	3,679	(2,059)	(2)	1,618
Provision for loan and lease losses	(5,726)	(121)	44	(5,803)
Ending balance	$15,110	$8,413	$813	$24,336

	As of and for the Year Ended December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$10,852	$8,078	$590	$19,520
Charge-offs	(6,119)	(2,007)	(13)	(8,139)
Recoveries	4	325	3	332
Net charge-offs	(6,115)	(1,682)	(10)	(7,807)
Provision for loan and lease losses	12,420	4,197	191	16,808
Ending balance	$17,157	$10,593	$771	$28,521

The following tables provide information regarding the allowance for loan and lease losses and balances by type of allowance methodology:

	December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$12,560	$9,478	$542	$22,580
Individually evaluated for impairment	—	1,650	—	1,650
Total	$12,560	$11,128	$542	$24,230
Loans and lease receivables:
Collectively evaluated for impairment	$1,541,920	$849,542	$47,938	2,439,400
Individually evaluated for impairment	30	3,785	—	3,815
Total	$1,541,950	$853,327	$47,938	$2,443,215

	December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for loan and lease losses:
Collectively evaluated for impairment	$15,110	$6,908	$813	$22,831
Individually evaluated for impairment	—	1,505	—	1,505
Total	$15,110	$8,413	$813	$24,336
Loans and lease receivables:
Collectively evaluated for impairment	$1,453,941	$740,674	$39,741	$2,234,356
Individually evaluated for impairment	687	5,888	—	6,575
Total	$1,454,628	$746,562	$39,741	$2,240,931

The Corporation’s net investment in direct financing leases consists of the following:

	December 31, 2022	December 31, 2021
	(In Thousands)
Minimum lease payments receivable	$10,673	$13,641
Estimated unguaranteed residual values in leased property	2,776	3,564
Unearned lease and residual income	(1,300)	(1,462)
Investment in commercial direct financing leases	$12,149	$15,743

The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2023	$4,246
2024	2,802
2025	1,507
2026	967
2027	637
Thereafter	514
$10,673

Note 5 – Premises and Equipment
A summary of premises and equipment was as follows:

	As of December 31,
	2022	2021
	(In Thousands)
Leasehold improvements	$4,525	$2,727
Furniture and equipment	8,250	6,824
Total premises and equipment	12,775	9,551
Less: accumulated depreciation	(8,435)	(7,857)
Total premises and equipment, net	$4,340	$1,694
Depreciation expense was $578,000, $585,000, and $822,000 for the years ended December 31, 2022, 2021, and 2020, respectively. During 2022, the Corporation relocated its Southeastern Wisconsin office. This resulted in additional leasehold improvements and equipment of $1.8 million and $602,000, respectively.

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
In November 2022, the Corporation relocated its Southeast Wisconsin office resulting in a $1.6 million right-of-use asset and $2.5 million lease liability. The Corporation received a $991,000 tenant improvement allowance related to this lease, which is recognized as a lease incentive and deducted from the right-of-use asset. In October 2022, the Corporation also entered into a new lease in the Kansas City metropolitan area that will begin in June 2023, resulting in a $2.6 million right-of-use asset and $3.7 million lease liability. The Corporation received a $1.1 million tenant improvement allowance related to this lease.
In 2019, the Corporation entered into a sublease for office space it vacated in its Kansas City metropolitan area which expires in May 2023. During the first quarter of 2022, the Corporation amended the sublease agreement and the amendment did not result in any impairment.
The components of total lease expense were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Operating lease cost	$1,544	$1,513	$1,494
Short-term lease cost	148	158	222
Variable lease cost	604	492	522
Less: sublease income	(179)	(170)	(113)
Total lease cost, net	$2,117	$1,993	$2,125
Quantitative information regarding the Corporation’s operating leases was as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	8.06	5.05	5.80
Weighted-average discount rate	3.40%	2.51%	3.03%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2023	$1,511
2024	1,527
2025	1,408
2026	1,400
2027	1,428
Thereafter	4,688
Total undiscounted cash flows	11,962
Discount on cash flows	(1,787)
Total lease liability	$10,175

Note 7 – Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2022 and 2021, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra Bank in 2014.
The Corporation conducted its annual impairment test on December 31, 2022, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment.
Other Intangible Assets
The Corporation has intangible assets that are amortized consisting of loan servicing rights.
Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the years ended December 31, 2022, 2021, and 2020, loan servicing asset amortization totaled $634,000, $412,000, and $458,000, respectively.
The estimated fair value of the Corporation’s loan servicing asset was $1.5 million and $1.6 million as of December 31, 2022 and 2021, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. During the year ended December 31, 2022, the Corporation recognized $1,000 of impairment expense. During the years ended December 31, 2021 and 2020, the Corporation recognized an impairment recovery of $63,000 and $16,000, respectively.

Note 8 – Other Assets

The Corporation is a limited partner in several limited partnership investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary beneficiary in any of these limited partnerships and the limited partnerships have not been consolidated. These investments are accounted for using the equity and proportional amortization method of accounting and are evaluated for impairment at the end of each reporting period.
Historic Rehabilitation Tax Credits
The Corporation invests in development entities through BOC Investment, LLC (“BOC”), Mitchell Street, and FBB Tax Credit, wholly-owned subsidiaries of FBB, to rehabilitate historic buildings. On June 30, 2022, the Corporation exercised the put option and exited the BOC entity. As of December 31, 2022, the Corporation had no remaining investment in the BOC. At December 31, 2022 and 2021, the net carrying value of the investments were $2.2 million and $2.3 million, respectively. During 2021, the Corporation had no activity related to these investments. During 2020, the Corporation invested $4.4 million in these partnerships, recognized $2.8 million in federal historic tax credits, and $1.9 million in impairment related to these investments. During the year ended December 31, 2020, the Corporation received $2.7 million in state tax credits, which were sold to a third party resulting in $275,000 gain on sale.
Low-Income Housing Tax Credits
The Corporation invests in development entities through FBB Tax Credit, wholly-owned subsidiaries of FBB, to develop buildings that offer low-income housing. These investments are accounted for using the proportional amortization method of accounting. At December 31, 2022 and 2021, the net carrying value of the investments were $13.5 million and $3.0 million, respectively. During 2022 and 2021, the Corporation invested $11.5 million and $3.0 million in these partnerships, respectively. During 2022, the Corporation recognized $1.4 million in tax benefit and $1.0 million in amortization related to these partnerships. During 2021, the Corporation did not recognize any tax benefit or amortization related to these partnerships. As of December 31, 2020, the Corporation had no low-income housing tax credit investments.
Other Investments
The Corporation’s equity investment in mezzanine funds, consisting of Aldine Capital Fund II, LP, Aldine Capital Fund III, LP, and Aldine Capital Fund IV, LP, totaled $12.8 million and $9.4 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Corporation has $6.4 million remaining of the original $15.0 million commitment to these partnerships. The Corporation’s share of these partnerships’ income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 was $3.0 million, $2.5 million, and $520,000, respectively. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2021, and 2020 was $24,000, and $99,000, respectively. There were no losses related to these investments during the year ended December 31, 2022.
The Corporation’s equity investment in Dane Workforce Housing Fund LLC, a Wisconsin limited liability company focused on community development by providing affordable workforce housing units in Dane County, Wisconsin, totaled $653,000 and $367,000 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Corporation had a $320,000 commitment remaining of the original $1.0 million. The Corporation’s share of the investment fund’s income included in other non-interest income in the Consolidated Statements of Income for the year ended December 31, 2022 and 2021 was $8,000 and $2,000, respectively. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2021 was $19,000. There were no losses for the year ended December 31, 2022. During 2020, the Corporation had no income or loss activity related to this investment.
The Corporation’s equity investment in BankTech Ventures, LP, a venture capital fund, focused on the community banking industry through strategic investments in growth-stage startups that directly support community banking needs, totaled $154,000 and $120,000 as of December 31, 2022 and 2021, respectively. The Corporation had a $780,000 commitment remaining of the original $1.0 million as of December 31, 2022. For the years ended December 31, 2022, 2021, and 2020, there was no income included in other non-interest income in the Consolidated Statements of Income related to this investment. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2022 was $21,000. During 2021 and 2020, the Corporation had no loss activity related to this investment.

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
A summary of accrued interest receivable and other assets was as follows:

	December 31, 2022	December 31, 2021
	(In Thousands)
Accrued interest receivable	$9,403	$5,497
Net deferred tax asset	11,711	6,175
Investment in historic development entities	2,176	2,299
Investment in low-income housing development entity	13,514	2,964
Investment in limited partnerships	13,599	9,874
Investment in Trust II	—	315
Prepaid expenses	3,821	2,689
Other assets	8,883	9,577
Total accrued interest receivable and other assets	$63,107	$39,390

Note 9 – Deposits
The composition of deposits is shown below.

	December 31, 2022			December 31, 2021
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$537,107	$566,230	—%	$589,559	$536,981	—%
Interest-bearing transaction accounts	576,601	503,668	0.79	530,225	506,693	0.19
Money market accounts	698,505	761,469	0.82	754,410	693,608	0.17
Certificates of deposit	153,757	97,448	1.39	54,091	47,020	0.84
Wholesale deposits	202,236	48,825	3.31	29,638	119,831	0.82
Total deposits	$2,168,206	$1,977,640	0.67	$1,957,923	$1,904,133	0.19
A summary of annual maturities of in-market and wholesale certificates of deposit at December 31, 2022 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2023	$234,750
2024	12,804
2025	14,442
2026	25,493
2027	51,432
Thereafter	2,072
$340,993
Wholesale deposits include $187.2 million and $15.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2022, compared to $19.6 million and $10.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts at December 31, 2021.

Deposits include $81.6 million and $7.9 million of certificates of deposit and wholesale deposits which are denominated in amounts greater than $250,000 at December 31, 2022 and 2021, respectively.
Note 10 – FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below.

	December 31, 2022			December 31, 2021
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$14	7.42%	$—	$—	—%
FHLB advances	416,380	414,191	1.70	368,800	376,781	1.30
Line of credit	—	85	2.78	500	78	2.90
Other borrowings	6,088	8,624	5.23	10,363	8,090	4.11
Subordinated notes payable	34,340	35,095	5.06	23,788	23,766	5.94
Junior subordinated notes(1)	—	2,429	20.75	10,076	10,068	11.05
	$456,808	$460,438	2.12	$413,527	$418,783	1.86
(1)     Weighted average rate of junior subordinated notes reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.

A summary of annual maturities of borrowings at December 31, 2022 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2023	$236,880
2024	35,500
2025	56,000
2026	60,000
2027	28,000
Thereafter	$40,428
$456,808
The Corporation has a $600.8 million FHLB line of credit available for advances which is collateralized as noted below. At December 31, 2022, $184.4 million of this line remained unused. There were $416.4 million of term FHLB advances outstanding at December 31, 2022 with stated fixed interest rates ranging from 0.31% to 4.69% compared to $368.8 million of term FHLB advances outstanding at December 31, 2021 with stated fixed interest rates ranging from 0.00% to 2.51%. The term FHLB advances outstanding at December 31, 2022 are due at various dates through July 2027.
The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $1.059 billion and $1.305 billion were pledged as collateral at December 31, 2022 and 2021, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2022, the line of credit carried an interest rate of SOFR + 2.36% that matured on February 19, 2023 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2022, 2021, and 2020 the Corporation incurred $13,000 additional interest expense due to this fee. There was no outstanding balance on the line of credit as of December 31, 2022. On February 20, 2023, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2024.
The Corporation issued a new subordinated note payable as of March 4, 2022. The principal amount of the newly issued subordinated note was $20.0 million which qualified as Tier II capital. The subordinated note bears a fixed interest rate of 3.50% with a maturity date of March 15, 2032. The subordinated note payable has certain financial performance covenants, with which the Corporation was in compliance as of December 31, 2022. The Corporation may, at its option, redeem the note, in whole or part, at any time after the fifth anniversary of issuance. As of June 16, 2022, the $9.1 million subordinated notes payable that bore a fixed interest rate of 6.00% were redeemed, and the remaining unamortized debt issuance cost was accelerated due to the early redemption. The Corporation also has another series of subordinated notes payable, which qualify as Tier II capital. At December 31, 2022, $15.0 million bore a fixed interest rate of 5.50% with a maturity date of August 15, 2029. The $15.0 million subordinated notes payable have certain performance debt covenants of which the Corporation was in compliance. The Corporation may, at its option, redeem the 5.50% notes, in whole or part, at any time after August 15, 2024. As of December 31, 2022, $659,000 of debt issuance costs remain in the subordinated note payable balance, of which $409,000 is related to the recently issued subordinated note. At December 31, 2022, the aggregate principal amount of subordinated notes payable outstanding was $34.3 million.
In September 2008, Trust II completed the sale of $10.0 million of 10.50% fixed rate trust preferred securities (“Trust Preferred
Securities”). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10 million of 10.50% junior subordinated notes of the Corporation. The Trust Preferred Securities were mandatorily redeemable upon the maturity of the junior subordinated notes on September 26, 2038. As of March 30, 2022, the junior subordinated notes were redeemed and the remaining unamortized debt issuance cost was accelerated due to the early redemption. As of December 31, 2021 the unamortized debt issuance cost included in junior subordinated notes on the Consolidated Balance Sheet was $293,000.

As of December 31, 2022, the Corporation had other borrowings of $6.1 million, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting.

Note 11 — Preferred Stock

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus a spread of 539 basis points per annum. During the year ended December 31, 2022, the Board of Directors declared preferred stock cash dividends of $683,000. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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
In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. The Corporation also must comply with the 2.5% conservation buffer, which the Corporation met as of December 31, 2022.
As of December 31, 2022, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of December 31, 2022
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$323,893	11.26%	$230,180	8.00%	$302,111	10.50%	N/A	N/A
First Business Bank	323,021	11.22	230,367	8.00	302,357	10.50	$287,959	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$264,843	9.20%	$172,635	6.00%	$244,566	8.50%	N/A	N/A
First Business Bank	298,312	10.36	172,775	6.00	244,765	8.50	$230,367	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$252,851	8.79%	$129,476	4.50%	$201,407	7.00%	N/A	N/A
First Business Bank	298,312	10.36	129,581	4.50	201,571	7.00	$187,173	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$264,843	9.17%	$115,464	4.00%	$115,464	4.00%	N/A	N/A
First Business Bank	298,312	10.34	115,402	4.00	115,402	4.00	$144,252	5.00%

	As of December 31, 2021
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$281,745	10.82%	$208,337	8.00%	$273,443	10.50%	N/A	N/A
First Business Bank	280,448	10.78	208,142	8.00	273,187	10.50	$260,178	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$232,795	8.94%	$156,253	6.00%	$221,358	8.50%	N/A	N/A
First Business Bank	255,286	9.81	156,107	6.00	221,151	8.50	$208,142	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$222,719	8.55%	$117,190	4.50%	$182,295	7.00%	N/A	N/A
First Business Bank	255,286	9.81	117,080	4.50	182,124	7.00	$169,116	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$232,795	8.94%	$104,145	4.00%	$104,145	4.00%	N/A	N/A
First Business Bank	255,286	9.81	104,045	4.00	104,045	4.00	$130,056	5.00%
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2022 and 2021, respectively:

	As of December 31,
	2022	2021
	(In Thousands)
Stockholders’ equity of the Corporation	$260,640	$232,422
Net unrealized and accumulated losses on specific items	15,310	1,457
Disallowed servicing assets	(706)	(727)
Disallowed goodwill and other intangibles	(10,401)	(10,433)
Junior subordinated notes	—	10,076
Tier 1 capital	264,843	232,795
Allowable general valuation allowances and subordinated debt	59,050	48,950
Total capital	$323,893	$281,745

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

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$40,858	$35,755	$16,978
Less: preferred stock dividends	683	—	—
Less: earnings allocated to participating securities	1,106	1,053	423
Basic earnings allocated to common shareholders	$39,069	$34,702	$16,555
Weighted-average common shares outstanding, excluding participating securities	8,226,943	8,314,921	8,384,464
Basic earnings per common share	$4.75	$4.17	$1.97

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$39,069	$34,702	$16,555
Weighted-average diluted common shares outstanding, excluding participating securities	8,226,943	8,314,921	8,384,464
Diluted earnings per common share	$4.75	$4.17	$1.97

Note 14 – Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2022, 134,812 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock awards (“RSA”), restricted stock units (“RSU”), and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, RSA participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Restricted stock units do not have voting rights and are provided dividend equivalents. Dividend equivalent units with respect to restricted stock grants made after January 2023 will be deferred at paid at the time of vesting. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally three or four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
The Corporation may issue a combination of performance-based restricted stock units (“PRSU”) and time-based restricted stock awards to its plan participants. Vesting of the PRSU will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Equity (“ROE”) and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROE metric will be adjusted if there is a change in the expectation of ROE. The compensation expense for the awards expected to vest for the percentage of PRSU subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.

Restricted stock activity for the year ended December 31, 2022, 2021, and 2020 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of January 1, 2020	152,277	$22.37	21,510	$26.77	3,148	$20.36	176,935	$22.51
Granted (1)	57,305	24.08	18,060	31.32	3,410	25.82	78,775	25.82
Vested	(55,334)	22.31	—	—	(1,570)	20.41	(56,904)	22.26
Forfeited	(11,002)	22.86	—	—	—	—	(11,002)	22.86
Nonvested balance as of December 31, 2020	143,246	23.04	39,570	28.85	4,988	24.08	187,804	24.29
Granted (1)	67,515	22.39	23,550	27.12	2,065	21.68	93,130	23.57
Vested	(61,384)	22.26	—	—	(2,001)	22.91	(63,385)	22.28
Forfeited	(7,760)	23.24	—	—	—	—	(7,760)	23.24
Nonvested balance as of December 31, 2021	141,617	23.06	63,120	28.20	5,052	23.56	209,789	24.62
Granted (1)	62,560	34.04	37,335	24.71	3,115	27.95	103,010	30.47
Vested	(62,353)	23.21	(43,020)	18.91	(2,062)	23.20	(107,435)	21.49
Forfeited	(8,507)	26.15	—	—	—	—	(8,507)	26.15
Nonvested balance as of December 31, 2022	133,317	$27.95	57,435	$32.89	6,105	$25.92	196,857	$29.32
Unrecognized compensation cost (in thousands)	$2,516		$1,041		$91		$3,648
Weighted average remaining recognition period (in years)	2.43		1.75		1.70		2.22
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the PRSU. The number of shares actually issued may vary. During the year ended December 31, 2022, an additional 21,510 were issued related to actual performance results of previously granted awards.

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
During the year ended December 31, 2022, the Corporation issued 4,535 shares of common stock under the ESPP. At December 31, 2022, 234,966 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Share-based compensation expense	$2,584	$2,513	$1,871

Note 15 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3% of the employee’s compensation. The Corporation may also make discretionary profit sharing contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $1.1 million, $987,000, and $896,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Discretionary profit sharing contributions for substantially all employees of 5.2%, or $1.6 million, 4.7%, or $1.3 million, and 5.0%, or $1.2 million, were made in 2022, 2021, and 2020, respectively.
As of December 31, 2022, 2021, and 2020, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2022, 2021, and 2020 was $382,000, $237,000, and $193,000, respectively. The present value of future payments under the remaining plan of $2.3 million and $1.9 million at December 31, 2022 and 2021, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $2.9 million and $6.1 million, respectively, at December 31, 2022 and cash surrender values and death benefits of approximately $2.8 million and $6.1 million, respectively, at December 31, 2021. The remaining balance of the cash surrender value of bank-owned life insurance of $51.0 million and $50.8 million as of December 31, 2022 and 2021, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 16 – Income Taxes
Income tax expense consists of the following:

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Current:
Federal	$9,174	$6,965	$1,948
State	2,987	3,087	1,386
Current tax expense	12,161	10,052	3,334
Deferred:
Federal	(733)	1,333	(1,678)
State	(42)	(110)	(329)
Deferred tax (benefit) expense	(775)	1,223	(2,007)
Total income tax expense	$11,386	$11,275	$1,327
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

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$6,267	$6,312
Deferred compensation	2,342	2,016
State net operating loss carryforwards	265	436
Write-down of repossessed assets	11	5
Non-accrual loan interest	47	176
Capital loss carryforwards	21	21
Unrealized losses on securities	5,263	501
Share-based compensation	725	618
Other	125	216
Total deferred tax assets	15,066	10,301
Deferred tax liabilities:
Leasing and fixed asset activities	2,197	3,014
Loan servicing asset	393	420
Other	765	692
Total deferred tax liabilities	3,355	4,126
Net deferred tax asset	$11,711	$6,175
The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
	(In Thousands)
Change in net deferred tax assets	$5,536	$(1,042)	$1,864
Deferred taxes allocated to other comprehensive income	(4,761)	(181)	143
Deferred income tax benefit (expense)	$775	$(1,223)	$2,007
Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In making the determination that the realization of the deferred tax was more likely than not, the Corporation considered several factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies, and expiration dates associated with operating loss carryforwards. The Corporation had state net operating loss carryforwards of approximately $6.3 million and $7.0 million at December 31, 2022 and 2021, respectively, which can be used to offset future state taxable income. The Corporation believes it will be able to fully utilize its established deferred tax assets and Wisconsin state net operating losses and therefore no valuation allowance has been established as of December 31, 2022 and 2021.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in Thousands)
Income before income tax expense	$52,244	$47,030	$18,305
Tax expense at statutory federal rate of 21% applied to income before income tax expense	$10,971	$9,876	$3,844
State income tax, net of federal effect	2,337	2,351	837
Tax-exempt security and loan income, net of TEFRA adjustments	(704)	(710)	(648)
Bank-owned life insurance	(468)	(297)	(294)
Tax credits, net	(338)	—	(2,535)
Share-based compensation	(392)	—	—
Section 162(m) limitation	118	—	—
Other	(138)	55	123
Total income tax expense	$11,386	$11,275	$1,327
Effective tax rate	21.79%	23.97%	7.25%
There were no uncertain tax positions outstanding as of December 31, 2022 and 2021. As of December 31, 2022, tax years remaining open for the State of Wisconsin tax were 2018 through 2021. Federal tax years that remained open were 2019 through 2021. As of December 31, 2022, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 17 – Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees. As of December 31, 2022 and 2021 the credit valuation allowance was $38,000 and $191,000, respectively.
The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $61.4 million and gross derivative liability of $1.0 million. No right of offset existed with the dealer counterparty swaps as of December 31, 2022.
All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2022, 2021, and 2020 had an insignificant impact on the Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized gain of $8.5 million and $3.6 million was recognized in other comprehensive income for the year ended December 31, 2022 and 2021, while a pre-tax unrealized loss of $3.0 million was recognized in other comprehensive income for the year ended December 31, 2020, and there were no ineffective portions of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized gain of $602,000 was recognized in other comprehensive income for the year ended December 31, 2022 and there was no ineffective portion of these hedges. No pre-tax unrealized gain or loss was recognized in other comprehensive income for the years ended December 31, 2021 and 2020.

	As of December 31, 2022
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	2	$65,352	4.83	$1,010
Interest rate swap agreements on loans with third-party counter parties	84	744,233	7.37	60,409
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	9.28	$602
Interest rate swap related to FHLB borrowings	11	116,400	2.88	6,560
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	82	$678,881	7.61	$61,419

	As of December 31, 2021
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	41	$411,913	8.18	$26,343
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan customers	39	$228,676	8.70	$6,595
Interest rate swap agreements on loans with third-party counter parties	80	640,589	8.37	19,748
Derivatives designated as hedging instruments
Interest rate swap related to FHLB borrowings	10	$106,000	3.17	$1,940

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
In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2022 and 2021, there were no accrued credit losses for financial instruments with off-balance sheet risk.
Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2022	2021
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$913,042	$768,442
Standby letters of credit	15,013	16,815

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $441,000 and $635,000 at December 31, 2022 and 2021, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and For the Year Ended December 31,
	2022	2021
	(In Thousands)
Balance at the beginning of the period	$635	$723
SBA recourse benefit	(188)	(76)
Charge-offs, net	(6)	(12)
Balance at the end of the period	$441	$635

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,445	$—	$4,445
U.S. government agency securities - government-sponsored enterprises	—	13,205	—	13,205
Municipal securities	—	39,311	—	39,311
Residential mortgage-backed securities - government issued	—	19,431	—	19,431
Residential mortgage-backed securities - government-sponsored enterprises	—	106,323	—	106,323
Commercial mortgage-backed securities - government issued	—	2,932	—	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	—	26,377	—	26,377
Interest rate swaps	—	68,581	—	68,581
Liabilities:
Interest rate swaps	—	61,419	—	61,419

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,914	$—	$4,914
U.S. government agency securities - government-sponsored enterprises	—	19,935	—	19,935
Municipal securities	—	30,957	—	30,957
Residential mortgage-backed securities - government issued	—	19,661	—	19,661
Residential mortgage-backed securities - government-sponsored enterprises	—	85,705	—	85,705
Commercial mortgage-backed securities - government issued	—	5,771	—	5,771
Commercial mortgage-backed securities - government-sponsored enterprises	—	36,531	—	36,531
Other securities	—	2,228	—	2,228
Interest rate swaps	—	26,343	—	26,343
Liabilities:
Interest rate swaps	—	28,283	—	28,283

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2022 or 2021 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,022	$1,022
Repossessed assets	—	—	95	95
Loan servicing rights	—	—	1,491	1,491

	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,000	$1,000
Repossessed assets	—	—	164	164
Loan servicing rights	—	—	1,601	1,601

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $1.0 million at December 31, 2022 and 2021 through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 8% - 100% as of the measurement date of December 31, 2022. The weighted average of those unobservable inputs was 31%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
Repossessed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the repossessed asset. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, typically a current appraisal, or based upon assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
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
The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. Loan servicing rights do not trade in an active, open market with readily observable prices. While sales of loan servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its loan servicing rights. The valuation model incorporates prepayment assumptions to project loan servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the loan servicing rights. The valuation model considers portfolio characteristics of the underlying serviced portion of the SBA loans and uses the following significant unobservable inputs: (1) constant prepayment rate (“CPR”) assumptions based on the SBA sold pools historical CPR as quoted in Bloomberg and (2) a discount rate. Loan servicing rights are classified in Level 3 of the fair value hierarchy due to the nature of the valuation inputs.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2022
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$102,682	$102,682	$102,682	$—	$—
Securities available-for-sale	212,024	212,024	—	212,024	—
Securities held-to-maturity	12,635	12,270	—	12,270	—
Loans held for sale	2,632	2,829	—	2,829	—
Loans and lease receivables, net	2,418,836	2,394,702	—	—	2,394,702
Federal Home Loan Bank stock	17,812	N/A	N/A	N/A	N/A
Accrued interest receivable	9,403	9,403	9,403	—	—
Interest rate swaps	68,581	68,543	—	68,543	—
Financial liabilities:
Deposits	2,168,206	2,167,444	1,827,215	340,229	—
Federal Home Loan Bank advances and other borrowings	456,808	440,242	—	440,242	—
Accrued interest payable	4,053	4,053	4,053	—	—
Interest rate swaps	61,419	61,419	—	61,419	—
Off-balance sheet items:
Standby letters of credit	184	184	—	—	184
    N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2021
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$57,110	$57,110	$57,110	$—	$—
Securities available-for-sale	205,702	205,702	—	205,702	—
Securities held-to-maturity	19,746	20,276	—	20,276	—
Loans held for sale	3,570	3,927	—	3,927	—
Loans and lease receivables, net	2,215,072	2,241,093	—	—	2,241,093
Federal Home Loan Bank stock	13,336	N/A	N/A	N/A	N/A
Accrued interest receivable	5,497	5,497	5,497	—	—
Interest rate swaps	26,343	26,343	—	26,343	—
Financial liabilities:
Deposits	1,957,923	1,968,195	1,894,273	73,922	—
Federal Home Loan Bank advances and other borrowings	403,451	409,894	—	409,894	—
Junior subordinated notes	10,076	8,844	—	—	8,844
Accrued interest payable	1,008	1,008	1,008	—	—
Interest rate swaps	28,283	28,283	—	28,283	—
Off-balance sheet items:
Standby letters of credit	203	203	—	—	203
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

Note 20 – Condensed Parent Only Financial Information
The following represents the condensed financial information of the Corporation only:
Condensed Balance Sheets

	December 31, 2022	December 31, 2021
	(In Thousands)
Assets
Cash and cash equivalents	$3,129	$331
Investments in subsidiaries, at equity	294,109	265,303
Premises and equipment, net	66	76
Other assets	1,239	2,045
Total assets	$298,543	$267,755
Liabilities and Stockholders’ Equity
Junior subordinated notes and other borrowings	$34,341	$34,364
Accrued interest payable and other liabilities	3,562	969
Total liabilities	37,903	35,333
Stockholders’ equity	260,640	232,422
Total liabilities and stockholders’ equity	$298,543	$267,755

Condensed Statements of Income

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Net interest expense	$2,295	$2,539	$2,540
Non-interest income
Consulting and rental income from consolidated subsidiaries	5,794	2,417	21,320
Other non-interest income	69	34	34
Total non-interest income	5,863	2,451	21,354
Non-interest expense	7,633	5,747	24,507
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	4,065	5,835	5,693
Income tax benefit	1,387	1,483	1,388
Loss before equity in undistributed net income of consolidated subsidiaries	2,678	4,352	4,305
Equity in undistributed net income of consolidated subsidiaries	43,536	40,107	21,283
Net income	$40,858	$35,755	$16,978

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Operating activities
Net income	$40,858	$35,755	$16,978
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(43,536)	(40,107)	(21,283)
Share-based compensation	2,584	2,513	1,871
Excess tax (benefit) expense from share-based compensation	(91)	(27)	8
Payments on operating lease liabilities	—	—	(560)
Net increase (decreases) in other liabilities	2,592	(2,090)	(574)
Other, net	(538)	3,413	560
Net cash used in operating activities	1,869	(543)	(3,000)
Investing activities
Dividends received from subsidiaries	2,008	8,534	12,034
Proceeds from redemption of Trust II stock	315	—	—
Net cash provided by investing activities	2,323	8,534	12,034
Financing activities
Net (decrease) increase in long-term borrowed funds	(357)	55	55
Proceeds from issuance of subordinated notes payable	20,000	—	—
Repayment of subordinated notes payable	(9,090)	—	—
Repayment of junior subordinated debentures	(10,076)	—	—
Proceeds from issuance of preferred stock	11,992	—	—
Proceeds from purchased funds and other short-term debt	(500)	500	—
Purchase of treasury stock	(6,126)	(5,477)	(1,672)
Preferred stock dividends paid	(683)	—	—
Cash dividends paid	(6,688)	(6,166)	(5,652)
Net proceeds from purchases of ESPP shares	134	160	66
Net cash used in financing activities	(1,394)	(10,928)	(7,203)
Net (decrease) increase in cash and due from banks	2,798	(2,937)	1,831
Cash and cash equivalents at the beginning of the period	331	3,268	1,437
Cash and cash equivalents at the end of the period	$3,129	$331	$3,268

Note 21 – Condensed Quarterly Earnings (unaudited)

	2022				2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$38,319	$31,786	$27,031	$24,235	$23,575	$24,014	$24,599	$23,807
Interest expense	10,867	5,902	3,371	2,809	2,651	2,791	2,947	2,944
Net interest income	27,452	25,884	23,660	21,426	20,924	21,223	21,652	20,863
Provision for loan and lease losses	702	12	(3,727)	(855)	(508)	(2,269)	(958)	(2,068)
Non-interest income	6,973	8,197	6,872	7,386	7,569	7,015	6,321	7,195
Non-interest expense	21,167	20,028	19,456	18,823	17,531	18,490	18,184	17,330
Income before income tax expense	12,556	14,041	14,803	10,844	11,470	12,017	10,747	12,796
Income tax expense	2,400	3,215	3,599	2,172	2,879	2,819	2,512	3,065
Net income	$10,156	$10,826	$11,204	$8,672	$8,591	$9,198	$8,235	$9,731
Per common share:
Basic earnings	$1.18	$1.25	$1.29	$1.02	$1.01	$1.07	$0.95	$1.12
Diluted earnings	1.18	1.25	1.29	1.02	1.01	1.07	0.95	1.12
Dividends declared	0.1975	0.1975	0.1975	0.1975	0.18	0.18	0.18	0.18

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
First Business Financial Services, Inc.
Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. (the "Corporation") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
•Evaluation of the reasonableness of management’s judgments related to the assessed level of risk for the qualitative factors and the resulting allocation to the allowance;
•Analytically evaluating the collectively evaluated for impairment component year over year;
•Verifying the mathematical accuracy of the adjustment factors for the qualitative component and the dollar amount of the reserve derived from the qualitative factor assessment;
•Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.
/s/Crowe LLP

We have served as the Corporation’s auditor since 2017, which is the year the engagement letter was signed for the audit of the 2018 financial statements.
Oak Brook, Illinois
February 22, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

    There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

    Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2022.

    Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information
    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 28, 2023 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(b)Executive Officers of the Registrant. The information presented in Item 1 of this document is incorporated herein by reference.
(c)Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Corporation. The FBFS Code of Business Conduct and Ethics is posted on the Corporation’s website at ir.firstbusiness.bank/govdocs. The Corporation intends to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and persons performing similar functions, by posting such information to the Corporation’s website.
(d)Audit Committee. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 28, 2023 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(e)Delinquent Section 16(a) Reports: The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 28, 2023 under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Item 11. Executive Compensation
    Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 28, 2023 under the captions “Executive Compensation”, “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
    Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 28, 2023 under the caption “Principal Shareholders” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 28, 2023 under the captions “Related Party Transactions” and “Item 1 - Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 28, 2023 under the caption “Miscellaneous” is incorporated herein by reference.

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

3.3
Articles of Amendment dated March 2, 2022 to the Company’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 4, 2022)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.

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

10.5*	Annual Cash Bonus Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2019)

10.6*	First Business Financial Services, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on March 9, 2021)

10.7*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.8*	Form of Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.9*	Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.10*	Form of Performance-Based Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.11*	Form of Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.12*	Form of Performance-Based Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.13*	Form of Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.14*	Form of Restricted Stock Agreement - Director (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement - Executive Officer (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.16*	Form of Restricted Stock Unit Award Agreement - Executive Officer (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.17*	Form of Restricted Stock Unit Award Agreement - Board of Directors (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.18*
Amendment to First Business Financial Services 2019 Equity Incentive Plan, effective as of January 27, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2023)

10.19*
Second Amended and Restated Agreement by and between First Business Bank, First Business Financial Services, and Corey Chambas, dated as of February 3, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023)

10.20*	Form of Amendment to Restricted Stock Award Agreement, dated as of February 3, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2023)

10.21*
Form of Amendment to Performance-Based Restricted Stock Unit Agreement, dated as of February 3, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 7, 2023)

21	Subsidiaries of the Registrant

23	Consent of Crowe LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (vi) the Notes to Consolidated Financial Statements
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary
    None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 22, 2023	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer and Director	February 22, 2023
Corey A. Chambas	(principal executive officer)

/s/ Edward G. Sloane, Jr.	Chief Financial Officer	February 22, 2023
Edward G. Sloane, Jr.	(principal financial officer)

/s/ Brian D. Spielmann	Chief Accounting Officer	February 22, 2023
Brian D. Spielmann	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 22, 2023
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 22, 2023
Laurie S. Benson

/s/ Mark D. Bugher	Director	February 22, 2023
Mark D. Bugher

/s/ Carla C. Chavarria	Director	February 22, 2023
Carla C. Chavarria

/s/ John J. Harris	Director	February 22, 2023
John J. Harris

/s/ Ralph R. Kauten	Director	February 22, 2023
Ralph R. Kauten

/s/ W. Kent Lorenz	Director	February 22, 2023
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 22, 2023
Daniel P. Olszewski

/s/ Carol P. Sanders	Director	February 22, 2023
Carol P. Sanders