Form 10-Q
period 2023-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2023-04-28
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 24, 2023 was 8,293,176 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$26,114	$25,811
Short-term investments	159,859	76,871
Cash and cash equivalents	185,973	102,682
Securities available-for-sale, at fair value	236,989	212,024
Securities held-to-maturity, at amortized cost	11,461	12,635
Loans held for sale	2,697	2,632
Loans and leases receivable, net of allowance for credit losses of $26,140 and $24,230, respectively	2,513,223	2,418,836
Premises and equipment, net	4,933	4,340
Repossessed assets	89	95
Right-of-use assets, net	7,355	7,690
Bank-owned life insurance	54,383	54,018
Federal Home Loan Bank stock, at cost	13,088	17,812
Goodwill and other intangible assets	12,160	12,159
Derivatives	54,612	68,581
Accrued interest receivable and other assets	67,448	63,107
Total assets	$3,164,411	$2,976,611
Liabilities and Stockholders’ Equity
Deposits	$2,476,840	$2,168,206
Federal Home Loan Bank advances and other borrowings	341,859	456,808
Lease liabilities	9,822	10,175
Derivatives	49,012	61,419
Accrued interest payable and other liabilities	20,297	19,363
Total liabilities	2,897,830	2,715,971
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at each March 31, 2023 and December 31, 2022	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,371,657 and 9,371,078 shares issued, 8,306,270 and 8,362,085 shares outstanding at March 31, 2023 and December 31, 2022, respectively	94	94
Additional paid-in capital	88,173	87,512
Retained earnings	209,008	203,507
Accumulated other comprehensive loss	(13,671)	(15,310)
Treasury stock, 1,065,387 and 1,008,993 shares at March 31, 2023 and December 31, 2022, respectively, at cost	(29,015)	(27,155)
Total stockholders’ equity	266,581	260,640
Total liabilities and stockholders’ equity	$3,164,411	$2,976,611

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$39,814	$23,072
Securities	1,590	975
Short-term investments	660	188
Total interest income	42,064	24,235
Interest expense
Deposits	12,430	766
Federal Home Loan Bank advances and other borrowings	2,929	1,539
Junior subordinated notes	—	504
Total interest expense	15,359	2,809
Net interest income	26,705	21,426
Provision for credit losses	1,561	(855)
Net interest income after provision for credit losses	25,144	22,281
Non-interest income
Private wealth management service fees	2,654	2,841
Gain on sale of Small Business Administration loans	476	585
Service charges on deposits	682	999
Loan fees	803	652
Increase in cash surrender value of bank-owned life insurance	366	349
Swap fees	557	225
Other non-interest income	2,872	1,735
Total non-interest income	8,410	7,386
Non-interest expense
Compensation	15,908	13,638
Occupancy	631	555
Professional fees	1,343	1,170
Data processing	875	780
Marketing	628	500
Equipment	295	244
Computer software	1,183	1,082
FDIC insurance	394	313
Other non-interest expense	510	541
Total non-interest expense	21,767	18,823
Income before income tax expense	11,787	10,844
Income tax expense	2,808	2,172
Net income	8,979	8,672
Preferred stock dividend	219	—
Net income available to common shareholders	$8,760	$8,672
Earnings per common share
Basic	$1.05	$1.02
Diluted	1.05	1.02
Dividends declared per share	0.2275	0.1975
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Net income	$8,979	$8,672
Other comprehensive income (loss)
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	3,762	(12,481)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	2	5
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(1,562)	3,869
Income tax (expense) benefit	(563)	2,201
Total other comprehensive income (loss)	1,639	(6,406)
Comprehensive income	$10,618	$2,266

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2022	8,457,564	$—	$93	$85,797	$170,020	$(1,457)	$(22,031)	$232,422
Net income	—	—	—	—	8,672	—	—	8,672
Other comprehensive loss	—	—	—	—	—	(6,406)	—	(6,406)
Issuance of preferred stock, net of issuance costs	—	11,992	—	—	—	—	—	11,992
Share-based compensation - restricted shares and employee stock purchase plan	47,864	—	1	608	—	—	—	609
Issuance of common stock under the employee stock purchase plan	1,380	—	—	40	—	—	—	40
Treasury stock re-issued	—	—	—	(1,002)	—	—	1,002	—
Cash dividends ($0.1975 per share)	—	—	—	—	(1,670)	—	—	(1,670)
Treasury stock purchased	(18,223)	—	—	—	—	—	(608)	(608)
Balance at March 31, 2022	8,488,585	$11,992	$94	$85,443	$177,022	$(7,863)	$(21,637)	$245,051

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2022	8,362,085	$11,992	$94	$87,512	$203,507	$(15,310)	$(27,155)	$260,640
Cumulative change in accounting principle	—	—	—	—	(1,353)	—	—	(1,353)
Balance at January 1, 2023	8,362,085	11,992	94	87,512	202,154	(15,310)	(27,155)	259,287
Net income	—	—	—	—	8,979	—	—	8,979
Other comprehensive income	—	—	—	—	—	1,639	—	1,639
Share-based compensation - restricted shares and employee stock purchase plan	(426)	—	—	634	—	—	—	634
Issuance of common stock under the employee stock purchase plan	1,005	—	—	27	—	—	—	27
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.2275 per share)	—	—	—	—	(1,906)	—	—	(1,906)
Treasury stock purchased	(56,394)	—	—	—	—	—	(1,860)	(1,860)
Balance at March 31, 2023	8,306,270	11,992	94	88,173	209,008	(13,671)	(29,015)	266,581

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Operating activities
Net income	$8,979	$8,672
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	312	(1,209)
Provision for credit losses	1,561	(855)
Depreciation, amortization and accretion, net	912	1,062
Share-based compensation	634	609
Gain on disposal of lease equipment	1	—
Amortization of tax credit investments	436	—
Bank-owned life insurance policy income	(366)	(349)
Origination of loans for sale	(27,639)	(26,531)
Sale of loans originated for sale	28,049	28,268
Gain on sale of loans originated for sale	(476)	(585)
Net loss on repossessed assets	6	12
Return on investment in limited partnerships	1,690	147
Excess tax benefit expense from share-based compensation	137	158
Net payments on operating lease liabilities	(355)	(363)
Net (decrease) increase in accrued interest receivable and other assets	(5,738)	93
Net increase (decrease) in accrued interest payable and other liabilities	1,766	(7,031)
Net cash provided by operating activities	9,909	2,098
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	4,574	9,131
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,169	2,470
Purchases of available-for-sale securities	(25,924)	(39,760)
Proceeds from sale of repossessed assets	—	35
Net increase in loans and leases	(96,356)	(11,653)
Investments in limited partnerships	(650)	(362)
Returns of investments in limited partnerships	4	—
Investment in tax credit investments	(3,090)	(649)
Investment in Federal Home Loan Bank stock	(11,644)	(5,661)
Proceeds from the sale of Federal Home Loan Bank stock	16,369	6,134
Purchases of leasehold improvements and equipment, net	(798)	(60)
Purchases of bank-owned life insurance policies	—	(25)
Proceeds from redemption of Trust II stock	—	315
Net cash used in investing activities	(116,346)	(40,085)
Financing activities
Net increase in deposits	308,635	65,771
Repayment of Federal Home Loan Bank advances	(810,350)	(464,200)
Proceeds from Federal Home Loan Bank advances	701,470	456,800
Proceeds from issuance of subordinated notes payable	—	20,000
Repayment of junior subordinated notes payable	—	(10,076)
Net (decrease) increase in long-term borrowed funds	(6,069)	(1,569)
Cash dividends paid	(1,906)	(1,670)
Preferred stock dividends paid	(219)	—
Proceeds from issuance of common stock under ESPP	27	40

Proceeds from issuance of preferred stock	—	11,992
Purchase of treasury stock	(1,860)	(608)
Net cash provided by financing activities	189,728	76,480
Net increase in cash and cash equivalents	83,291	38,493
Cash and cash equivalents at the beginning of the period	102,682	57,110
Cash and cash equivalents at the end of the period	$185,973	$95,603
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$13,010	$3,164
Net income taxes (received) paid	(7)	17
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community banks. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. As of March 31, 2023, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2023. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
Other than the adoption of new standards, the Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2022.
Adoption of new accounting standards
ASU 2016 - 13
On January 1, 2023, the Corporation adopted ASU 2016-03 Financial Instruments - Credit losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, included loan receivables and held-to-maturity debit securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC 842 on leases. In addition, ASC 326 made changes to the accounting for available for sale and held to maturity debt securities.

The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Corporation recorded a net decrease to retained earnings of $1.4 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment to allowance for credit losses (“ACL”) includes $1.3 million related to off-balance sheet credit exposures and $484,000 related to loans.

The following table illustrates the impact of ASC 326:

	January 1, 2023
(In thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans	$2,443,215	$2,443,215	$—

ACL on loans
Commercial real estate — owner occupied	1,548	1,766	(218)
Commercial real estate — non-owner occupied	4,811	5,108	(297)
Construction	1,755	1,646	109
Multi-family	2,243	2,634	(391)
1-4 family	147	207	(60)
Commercial and industrial	13,762	12,403	1,359
Consumer and other	448	466	(18)
Total ACL on loans	$24,714	$24,230	$484

Net deferred tax asset	$12,176	$11,711	$465

Liabilities:
ACL on unfunded credit commitments	$1,334	$—	$1,334

Stockholders’ equity:	$259,287	$260,640	$(1,353)

ACL - Available For Sale (“AFS”) Debt Securities
For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.
Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against allowance when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $1.0 million at March 31, 2023 and is excluded from the estimate of credit losses.

ACL - Held To Maturity (“HTM”) Debt Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $74,000 at March 31, 2023 and is excluded from the estimate of credit losses. The HTM securities portfolio includes residential mortgaged backed securities (“MBS”) commercial MBS, and municipal securities. All residential and commercial MBS are U.S. government issued or U.S. government sponsored and substantially all municipal bonds are rated A or above.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption, the estimated reserve was immaterial.

ACL - Loans
The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in external conditions, such as changes in unemployment rates, property values, or other relevant factors.

Accrued interest receivable on loans totaled $8.9 million at March 31, 2023 and is excluded from the estimate of credit losses.

ACL - Loans - Collectively Evaluated
The ACL is measured on a collective pool basis when similar risk characteristics exist. The Corporation has identified the following portfolio segments:

Commercial Real Estate: Commercial real estate portfolio segments utilize substantially similar processes and controls. Due to the collateral types, availability of data, and results of the Loss Driver Analysis (“LDA”), management utilizes a unique forecast model for each portfolio segment along with a separate analysis of subjective factors.
•Construction - Loans secured by real estate used to finance land development or construction.
•1-4 Family - Loans secured by 1-4 family residential property
•Multi-family - Loans secured by multi-family residential property
•Owner Occupied - Loans secured by nonfarm, nonresidential owner-occupied property
•Non-owner Occupied - Loans secured by other nonfarm, nonresidential property

Commercial and Industrial Lending: Commercial and industrial lending is a portfolio segment where management uses a common forecast due to common risk management, similarity in collateral types, availability of data, and results of the LDA. Management has distinct processes, controls, and procedures which enable more precise development of subjective factors at the pool level.
•Commercial - Loans to small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses with annual sales of up to $150 million.
•Asset Based Lending - Products include revolving lines of credit and term loans for strategic acquisitions, capital expenditures, working capital, bank debt refinancing, debt restructuring, and corporate turnaround strategies.
•Floorplan - Floor plan financing for independent auto dealerships nationwide.
•SBA - Loans originated in accordance with the guidelines of the Small Business Administration (“SBA”). As the Corporation prefers to sell the guaranteed portion, the on-balance sheet loans are primarily unguaranteed.
•Equipment finance - Loans and leases secured by a broad range of equipment to commercial clients in a variety of industries.

Consumer and other - Consumer loans consisting of marketable security loans, home equity, first and second mortgages, and other personal loans for executives and high net-worth individuals. The Corporation uses a unique forecast model and subjective factors for this portfolio segment due to the client type and data availability.

Measures of the allowance for credit losses are as follows:

Portfolio Segment	Pool	Measurement Method	Loss Driver
Commercial real estate
Owner occupied		Discounted Cash Flow	National unemployment, National GDP
Non-owner occupied		Discounted Cash Flow	National unemployment, National GDP
Construction		Discounted Cash Flow	National unemployment, National GDP
Multi-family		Discounted Cash Flow	National unemployment, National GDP
1-4 Family		Discounted Cash Flow	National unemployment, National GDP
Commercial and industrial
	Commercial	Discounted Cash Flow	National unemployment, National GDP
	ABL	Discounted Cash Flow	National unemployment, National GDP
	Floorplan	Discounted Cash Flow	National unemployment, National GDP
	SBA	Weighted Average Remaining Maturity	N/A
	Equipment Finance	Discounted Cash Flow	National unemployment, National GDP
Consumer and other		Discounted Cash Flow	National unemployment, National GDP

The Corporation utilized a discounted cash flow (DCF) or Weighted Average Remaining Maturity (WARM) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a LDA was performed in order to identify loss drivers and create a regression model for use in forecasting cash flows. For all DCF-based pools, the LDA analyses utilized the Corporation’s and peer data from the Federal Financial Institutions Examination Council's (“FFIEC”) Call Report filings.

In creating the DCF model, the Corporation has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to the infrequency of losses, the Corporation elected to use peer data for a more statistically sound calculation.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed quarterly considering the scenarios in the context of the current economic environment and presumed risk of loss.

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate. The contractual term excludes extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Corporation.

Additional key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. The Corporation utilizes the model-driven PD and a LGD derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the forecast period, reversion period and long-term historical average. Prepayment and curtailment rates were calculated through third party studies of the Corporation’s own data.

When the DCF method is used to determine the allowance for credit losses, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

For the WARM-based SBA pool, Corporation-specific data was used to develop the model assumptions. The Corporation developed a reasonable and supportable estimate for the remaining maturity and estimated loss through analysis of historical data. The remaining maturity calculation excludes loans originated under the Paycheck Protection Program as such loans are inconsistent with the current portfolio composition. The quarterly loss rate data includes 2017 to current as the SBA lending policies and procedures were realigned in 2016 following the acquisition of Alterra Bank. Only the unguaranteed portion of the SBA loans are assessed via WARM. The risk of a failed guarantee claim is captured under ASC 450 contingency accounting.

Qualitative factors for DCF and WARM methodologies include the following:
•The Corporation’s lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries;
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Corporation operates that affect the collectability of financial assets;
•The experience, ability, and depth of the Corporation’s lending, investment, collection, and other relevant management and staff;
•The volume of past due financial assets, the volume of non-performing assets, and the volume and severity of adversely classified or graded assets;
•The existence and effect of industry concentrations of credit;
•The nature and volume of the portfolio segment or class;
•The quality of the Corporation’s credit review function and;
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics

ACL - Loans - Individually Evaluated
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. The Corporation has determined that any loans which have been placed on non-performing status will be individually evaluated. Individual analysis will establish a specific reserve for loans in scope. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

ACL - Off-Balance Sheet Credit Exposures
The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance for credit losses on off-balance sheet credit exposure is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Funding rates are based on a historical analysis of the Corporation’s portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

Regulatory capital
As permitted by the federal banking regulatory agencies, the Corporation has elected the option to delay the impact of the day one adoption of ASC 326. The transition adjustments of $1.4 million will be phased into the regulatory capital calculations over a three year period, with 25% of the adjustment recognized in 2023, 50% of the adjustment recognized in 2024, 75% of the adjustment recognized in 2025, and 100% of the adjustment recognized in 2026.

ASU 2022-02 Troubled Debt Restructurings
Concurrent with the adoption of ASU 2016-03, the Corporation adopted ASU 2022-02 "Financial Instruments-Credit Losses (“ASC 326”): Troubled Debt Restructurings and Vintage Disclosures", as amended. The update eliminates the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.

ASU 2020-04 Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The accounting standards update (ASU) provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation has adopted the standard and utilized the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-01. The impact was immaterial as all transactions enacted under LIBOR were able to be transitioned to another referenced (predominately Secured Overnight Financing Rate “SOFR”). Certain contracts were transitioned in 2023. In all cases, the Corporation was able to meet the criteria for practical expedients and there was no impact on the financial results.

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

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$8,979	$8,672
Less: preferred stock dividends	219	—
Less: earnings allocated to participating securities	238	255
Basic earnings allocated to common shareholders	$8,522	$8,417
Weighted-average common shares outstanding, excluding participating securities	8,148,525	8,232,142
Basic earnings per common share	$1.05	$1.02

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$8,522	$8,417
Weighted-average diluted common shares outstanding, excluding participating securities	8,148,525	8,232,142
Diluted earnings per common share	$1.05	$1.02

Note 3 — Share-Based Compensation
The Corporation adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”), restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2023, 76,795 shares were available for future grants under the Plan. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.
Restricted Stock
Under the Plan, the Corporation may grant restricted stock awards (“RSA”), restricted stock units (“RSU”), and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. RSUs do not have voting rights. RSUs granted prior to 2023 are provided dividend equivalents concurrent with dividends paid to shareholders while RSUs granted in 2023 and after will accrue dividend equivalents payable upon vesting. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally three or four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.

The Corporation may also issue performance-based restricted stock units (“PRSU”). Vesting of the performance-based restricted stock units will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Equity (“ROE”) and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards and units issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROE metric will be adjusted if there is a change in the expectation of ROE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2022 and the three months ended March 31, 2023 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2021	141,617	$23.06	63,120	$28.20	5,052	$23.56	209,789	$24.62
Granted (1)	62,560	34.04	37,335	24.71	3,115	27.95	103,010	30.47
Vested	(62,353)	23.21	(43,020)	18.91	(2,062)	23.20	(107,435)	21.49
Forfeited	(8,507)	26.15	—	—	—	—	(8,507)	26.15
Nonvested balance as of December 31, 2022	133,317	27.95	57,435	32.89	6,105	25.92	196,857	29.32
Granted (1)	—	—	16,780	40.61	43,160	36.42	59,940	37.59
Vested	(44,307)	26.02	—	—	(3,048)	25.37	(47,355)	25.98
Forfeited	(1,923)	26.73	—	—	—	—	(1,923)	26.73
Nonvested balance as of March 31, 2023	87,087	$28.95	74,215	$34.63	46,217	$35.76	207,519	$32.50
Unrecognized compensation cost (in thousands)	$2,111		$1,513		$1,595		$5,219
Weighted average remaining recognition period (in years)	2.32		2.14		3.53		2.64
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
During the three months ended March 31, 2023, the Corporation issued 1,005 shares of common stock under the ESPP. As of March 31, 2023, 233,961 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Share-based compensation expense	$634	$609

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,979	$—	$(454)	4,525
U.S. government agency securities - government-sponsored enterprises	21,342	63	(478)	20,927
Municipal securities	44,985	167	(4,747)	40,405
Residential mortgage-backed securities - government issued	28,634	6	(2,136)	26,504
Residential mortgage-backed securities - government-sponsored enterprises	125,333	84	(11,346)	114,071
Commercial mortgage-backed securities - government issued	3,397	—	(486)	2,911
Commercial mortgage-backed securities - government-sponsored enterprises	32,284	—	(4,638)	27,646
	$260,954	$320	$(24,285)	$236,989

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,977	$—	$(532)	$4,445
U.S. government agency securities - government-sponsored enterprises	13,666	70	(531)	13,205
Municipal securities	45,088	90	(5,867)	39,311
Residential mortgage-backed securities - government issued	21,790	—	(2,359)	19,431
Residential mortgage-backed securities - government-sponsored enterprises	119,265	—	(12,942)	106,323
Commercial mortgage-backed securities - government issued	3,450	—	(518)	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	31,515	—	(5,138)	26,377
	$239,751	$160	$(27,887)	$212,024

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of March 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,597	$14	$(32)	$6,579
Residential mortgage-backed securities - government issued	1,520	—	(88)	1,432
Residential mortgage-backed securities - government-sponsored enterprises	1,338	—	(68)	1,270
Commercial mortgage-backed securities - government-sponsored enterprises	2,006	—	(80)	1,926
	$11,461	$14	$(268)	$11,207

	As of December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$7,467	$7	$(70)	$7,404
Residential mortgage-backed securities - government issued	1,625	—	(107)	1,518
Residential mortgage-backed securities - government-sponsored enterprises	1,537	—	(93)	1,444
Commercial mortgage-backed securities - government-sponsored enterprises	2,006	—	(102)	1,904
	$12,635	$7	$(372)	$12,270

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. There were no sales of available-for-sale securities that occurred during the three months ended March 31, 2023 and 2022.

At March 31, 2023 and December 31, 2022, securities with a fair value of $47.7 million and $35.9 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at March 31, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,499	$4,490	$2,230	$2,225
Due in one year through five years	16,383	15,386	3,451	3,425
Due in five through ten years	16,426	15,320	916	929
Due in over ten years	33,998	30,661	—	—
	71,306	65,857	6,597	6,579
Residential mortgage-backed securities	153,967	140,576	2,858	2,702
Commercial mortgage-backed securities	35,681	30,556	2,006	1,926
	$260,954	$236,989	$11,461	$11,207

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2023 and December 31, 2022. At March 31, 2023, the Corporation held 177 available-for-sale securities that were in an unrealized loss position. At March 31, 2023, the Corporation held 147 available-for-sale securities that have been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three months ended March 31, 2023 and 2022, management concluded that in all instances securities with fair value less than carrying value was due to market and other factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,525	$454	$4,525	$454
U.S. government agency securities - government-sponsored enterprises	5,989	11	3,033	467	9,022	478
Municipal securities	1,377	16	36,302	4,731	37,679	4,747
Residential mortgage-backed securities - government issued	7,951	330	11,746	1,806	19,697	2,136
Residential mortgage-backed securities - government-sponsored enterprises	24,051	681	76,466	10,664	100,517	11,345
Commercial mortgage-backed securities - government issued	—	—	2,910	486	2,910	486
Commercial mortgage-backed securities - government-sponsored enterprises	905	15	26,741	4,623	27,646	4,638
	$40,273	$1,053	$161,723	$23,231	$201,996	$24,284

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,446	$532	$4,446	$532
U.S. government agency securities - government-sponsored enterprises	—	—	2,969	531	2,969	531
Municipal securities	26,759	3,132	10,133	2,735	36,892	5,867
Residential mortgage-backed securities - government issued	9,624	436	9,807	1,923	19,431	2,359
Residential mortgage-backed securities - government-sponsored enterprises	71,474	6,433	34,849	6,509	106,323	12,942
Commercial mortgage-backed securities - government issued	1,236	112	1,696	406	2,932	518
Commercial mortgage-backed securities - government-sponsored enterprises	7,758	984	18,619	4,154	26,377	5,138
	$116,851	$11,097	$82,519	$16,790	$199,370	$27,887

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2023 and December 31, 2022. At March 31, 2023, the Corporation held 32 held-to-maturity securities that were in an unrealized loss position. Management assesses HTM securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2023 and 2022.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$3,701	$17	$335	$15	$4,036	$32
Residential mortgage-backed securities - government issued	—	—	1,432	88	1,432	88
Residential mortgage-backed securities - government-sponsored enterprises	226	14	1,044	54	1,270	68
Commercial mortgage-backed securities - government-sponsored enterprises	1,926	80	—	—	1,926	80
	$5,853	$111	$2,811	$157	$8,664	$268

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,035	$52	$267	$18	$6,302	$70
Residential mortgage-backed securities - government issued	1,518	107	—	—	1,518	107
Residential mortgage-backed securities - government-sponsored enterprises	1,444	93	—	—	1,444	93
Commercial mortgage-backed securities - government-sponsored enterprises	1,904	102	—	—	1,904	102
	$10,901	$354	$267	$18	$11,168	$372

On January 1, 2023, the Corporation adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. As of January 1, 2023 and March 31, 2023, the Corporation estimated the expected credit losses to be immaterial based on the composition of the securities portfolio.

The credit loss model under ASU 2016-13, applicable to AFS debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. See Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statement included in this
Form 10-Q, for a discussion of the impact of the adoption of ASU 2016-13.

Note 5 — Loans and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	March 31, 2023	December 31, 2022
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$233,725	$268,354
Commercial real estate — non-owner occupied	675,087	687,091
Construction	212,916	218,751
Multi-family	384,043	350,026
1-4 family	23,404	17,728
Total commercial real estate	1,529,175	1,541,950
Commercial and industrial	963,328	853,327
Consumer and other	46,773	47,938
Total gross loans and leases receivable	2,539,276	2,443,215
Less:
Allowance for credit losses	26,140	24,230
Deferred loan fees	(87)	149
Loans and leases receivable, net	$2,513,223	$2,418,836
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended March 31, 2023, and 2022, was $5.0 million and $5.6 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2023, and 2022, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2023, and December 31, 2022, was $88.0 million and $88.5 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended March 31, 2023, and 2022, was $22.6 million and $22.1 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2023, and December 31, 2022, was $236.6 million and $222.9 million, respectively. As of March 31, 2023, and December 31, 2022, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $353.3 million and $339.0 million, respectively. As of March 31, 2023 and December 31, 2022, the non-SBA originated participation portfolio contained no non-performing loans. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the unaudited Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-performing loans by class of receivable, and considering certain credit quality indicators:

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$3,712	$35,695	$28,605	$47,436	$23,386	$82,799	$1,541	$223,174
II	—	—	625	802	—	1,310	—	2,737
III	—	—	—	5,132	—	2,682	—	7,814
IV	—	—	—	—	—	—	—	—
Total	$3,712	$35,695	$29,230	$53,370	$23,386	$86,791	$1,541	$233,725

Commercial real estate — non-owner occupied
Category
I	$8,945	$67,653	$74,530	$53,133	$64,228	$310,632	$33,571	$612,692
II	—	—	—	1,293	6,187	10,653	—	18,133
III	—	—	—	—	19,708	24,554	—	44,262
IV	—	—	—	—	—	—	—	—
Total	$8,945	$67,653	$74,530	$54,426	$90,123	$345,839	$33,571	$675,087

Construction
Category
I	$45	$62,211	$59,338	$38,867	$451	$30,566	$21,438	$212,916
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$45	$62,211	$59,338	$38,867	$451	$30,566	$21,438	$212,916

Multi-family
Category
I	$32,389	$35,629	$50,672	$114,782	$23,198	$124,160	$3,213	$384,043
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$32,389	$35,629	$50,672	$114,782	$23,198	$124,160	$3,213	$384,043

1-4 family
Category
I	$—	$8,880	$2,747	$2,415	$467	$3,391	$5,378	$23,278
II	—	—	—	—	—	98	—	98
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	28	—	28
Total	$—	$8,880	$2,747	$2,415	$467	$3,517	$5,378	$23,404

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Category
I	$79,070	$190,328	$109,529	$52,885	$28,114	$39,127	$397,987	$897,040
II	223	6,174	918	2,762	946	198	10,965	22,186
III	—	2,664	5,812	10,801	6,622	5,837	8,982	40,718
IV	—	1,134	1,003	539	338	370	—	3,384
Total	$79,293	$200,300	$117,262	$66,987	$36,020	$45,532	$417,934	$963,328

Consumer and other
Category
I	$4,609	$9,563	$3,460	$13,365	$2,330	$4,414	$9,032	$46,773
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$4,609	$9,563	$3,460	$13,365	$2,330	$4,414	$9,032	$46,773
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
Category IV — Loans and leases in this category are non-performing loans. Management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Non-performing loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded. Loans and leases in this category are monitored by management and asset quality review committees on a monthly basis.
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Performing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$233,725	$233,725
Non-owner occupied	—	—	—	—	675,087	675,087
Construction	—	—	—	—	212,916	212,916
Multi-family	—	—	—	—	384,043	384,043
1-4 family	—	—	—	—	23,376	23,376
Commercial and industrial	2,440	103	—	2,543	957,401	959,944
Consumer and other	—	—	—	—	46,773	46,773
Total	2,440	103	—	2,543	2,533,321	2,535,864
Non-performing loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	28	28
Commercial and industrial	72	478	2,068	2,618	766	3,384
Consumer and other	—	—	—	—	—	—
Total	72	478	2,068	2,618	794	3,412
Total loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	233,725	233,725
Non-owner occupied	—	—	—	—	675,087	675,087
Construction	—	—	—	—	212,916	212,916
Multi-family	—	—	—	—	384,043	384,043
1-4 family	—	—	—	—	23,404	23,404
Commercial and industrial	2,512	581	2,068	5,161	958,167	963,328
Consumer and other	—	—	—	—	46,773	46,773
Total	$2,512	$581	$2,068	$5,161	$2,534,115	$2,539,276
Percent of portfolio	0.10%	0.02%	0.08%	0.20%	99.80%	100.00%

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Performing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$268,354	$268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Construction	—	—	—	—	218,751	218,751
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,698	17,698
Commercial and industrial	1,437	403	—	1,840	847,858	849,698
Consumer and other	—	—	—	—	47,938	47,938
Total	1,652	403	—	2,055	2,437,501	2,439,556
Non-performing loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	30	30
Commercial and industrial	439	126	2,464	3,029	600	3,629
Other	—	—	—	—	—	—
Total	439	126	2,464	3,029	630	3,659
Total loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	268,354	268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Construction	—	—	—	—	218,751	218,751
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,728	17,728
Commercial and industrial	1,876	529	2,464	4,869	848,458	853,327
Consumer and other	—	—	—	—	47,938	47,938
Total	$2,091	$529	$2,464	$5,084	$2,438,131	$2,443,215
Percent of portfolio	0.09%	0.02%	0.10%	0.21%	99.79%	100.00%

The Corporation’s total non-performing assets consisted of the following:

	March 31, 2023	December 31, 2022
	(In Thousands)
Non-performing loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$—	$—
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	28	30
Total non-performing commercial real estate	28	30
Commercial and industrial	3,384	3,629
Consumer and other	—	—
Total non-performing loans and leases	3,412	3,659
Repossessed assets, net	89	95
Total non-performing assets	$3,501	$3,754

	March 31, 2023	December 31, 2022
Total non-performing loans and leases to gross loans and leases	0.13%	0.15%
Total non-performing assets to total gross loans and leases plus repossessed assets, net	0.14	0.15
Total non-performing assets to total assets	0.11	0.13
Allowance for credit losses to gross loans and leases	1.08	0.99
Allowance for credit losses to non-performing loans and leases	807.44	662.20
Occasionally, the Corporation modifies loans to borrowers in financial distress. During the three months ended March 31, 2023 and 2022, no loans to borrowers experiencing financial distress were modified. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three months ended March 31, 2023 and 2022. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of March 31, 2023.

The following represents additional information regarding the Corporation’s non-performing loans and leases, by portfolio segment:

As of and for the Three Months Ended March 31, 2023
	Recorded Investment(1)	Unpaid Principal Balance	Individual Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
(In Thousands)
With no individual reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	28	33	—	29	1	4	(3)
Commercial and industrial	1,009	1,009	—	1,842	23	36	(13)
Consumer and other	—	—	—	—	—	—	—
Total	1,037	1,042	—	1,871	24	40	(16)
With individual reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,375	2,375	1,622	1,665	54	—	54
Consumer and other	—	—	—	—	—	—	—
Total	2,375	2,375	1,622	1,665	54	—	54
Total:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	28	33	—	29	1	4	(3)
Commercial and industrial	3,384	3,384	1,622	3,507	77	36	41
Consumer and other	—	—	—	—	—	—	—
Grand total	$3,412	$3,417	$1,622	$3,536	$78	$40	$38
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2022
	Recorded Investment(1)	Unpaid Principal Balance	Individual Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no individual reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$180	$14	$759	$(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	1,037	1,037	—	3,153	277	587	(310)
Consumer and other	—	—	—	—	—	—	—
Total	1,067	1,072	—	3,445	299	1,435	(1,136)
With individual reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,592	2,612	1,650	1,454	101	1	100
Consumer and other	—	—	—	—	—	—	—
Total	2,592	2,612	1,650	1,454	101	1	100
Total:
Commercial real estate:
Owner occupied	—	—	—	180	14	759	(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	3,629	3,649	1,650	4,607	378	588	(210)
Consumer and other	—	—	—	—	—	—	—
Grand total	$3,659	$3,684	$1,650	$4,899	$400	$1,436	$(1,036)
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $5,000 and $26,000 as of March 31, 2023, and December 31, 2022, respectively, represents partial charge-offs of loans and leases resulting from losses due to the appraised value of the collateral securing the loans and leases being below the carrying values of the loans and leases. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
Allowance for Credit Losses
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 – Nature of Operations and Summary of Significant Accounting Policies included in this Form 10-Q.
During the first quarter of 2023, the Corporation adopted ASU 2016-13, including the CECL methodology for estimating the ACL. This standard was adopted using a modified retrospective approach on January 1, 2023, resulting in a $484,000 increase to the ACL and a $1.3 million increase to the unfunded credit commitments reserve. A cumulative effect adjustment resulting in an $1.4 million decrease to retained earnings and a $465,000 increase to deferred tax assets was also recorded as of the adoption of ASU 2016-13.
Quantitative Considerations
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:
•Forecast model - For each portfolio segment, an LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized peer FFIEC Call Report data for all pools. The Corporation plans to update the LDA annually.
•Probability of default – PD is the probability that an asset will be in default within a given time frame. The Corporation has defined default as when a charge-off has occurred, a loan goes to non-accrual status, or a loan is greater than 90 days past due. The forecast model is utilized to estimate PDs.
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from using a method referred to as Frye Jacobs which uses industry data.
•Prepayments and curtailments – Prepayments and curtailments are calculated based on the Corporation’s own data. This analysis is updated annually.
•Forecast and reversion – the Corporation has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average.
•Economic forecast – the Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of January 1, 2023, the date of CECL adoption, the Corporation selected a forecast which forecasts unemployment between 3.8% and 4.15% and GDP growth change between 0.13% and 1.14% during the next four quarters. As of March 31, 2023, the Corporation selected a forecast which forecasts unemployment between 3.95% and 4.73% and GDP growth change between 0.37% and 1.85% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

Qualitative Considerations
In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:
•The Corporation’s lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries;
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Corporation operates that affect the collectability of financial assets;
•The experience, ability, and depth of the Corporation’s lending, investment, collection, and other relevant management and staff;
•The volume of past due financial assets, the volume of non-performing assets, and the volume and severity of adversely classified or graded assets;

•The existence and effect of industry concentrations of credit;
•The nature and volume of the portfolio segment or class;
•The quality of the Corporation’s credit review function;
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics

ACL Activity
A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,766	$5,108	$1,646	$2,634	$207	$12,403	$466	$24,230
Impact of adopting ASC 326	(204)	(242)	796	(386)	(45)	1,873	26	1,818
Charge-offs	—	—	—	—	—	(166)	—	(166)
Recoveries	—	1	—	—	—	95	11	107
Net recoveries (charge-offs)	—	1	—	—	—	(71)	11	(59)
Provision for credit losses	94	99	(155)	653	59	700	111	1,561
Ending balance	$1,656	$4,966	$2,287	$2,901	$221	$14,905	$614	$27,550
Components:
Allowance for loan losses	1,636	4,915	1,586	2,892	201	14,348	562	26,140
Allowance for unfunded credit commitments	20	51	701	9	20	557	52	1,410
Total ACL	$1,656	$4,966	$2,287	$2,901	$221	$14,905	$614	$27,550

	As of and for the Three Months Ended March 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$15,110	$8,413	$813	$24,336
Charge-offs	—	(22)	—	(22)
Recoveries	116	84	10	210
Net recoveries (charge-offs)	116	62	10	188
Provision for credit losses	(1,461)	437	169	(855)
Ending balance	$13,765	$8,912	$992	$23,669

ACL Summary
Loans collectively evaluated for credit losses in the following tables include all performing loans at March 31, 2023 and December 31, 2022. Loans individually evaluated for credit losses include all non-performing loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of March 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,636	$4,915	$1,586	$2,892	$201	$12,726	$562	$24,518
Individually evaluated for credit loss	—	—	—	—	—	1,622	—	1,622
Total	$1,636	$4,915	$1,586	$2,892	$201	$14,348	$562	$26,140
Loans and lease receivables:
Collectively evaluated for credit losses	$233,725	$675,087	$212,916	$384,043	$23,376	$959,944	$46,773	$2,535,864
Individually evaluated for credit loss	—	—	—	—	28	3,384	—	3,412
Total	$233,725	$675,087	$212,916	$384,043	$23,404	$963,328	$46,773	$2,539,276

	As of December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$11,361	$10,753	$466	$22,580
Individually evaluated for credit loss	—	1,650	—	1,650
Total	$11,361	$12,403	$466	$24,230
Loans and lease receivables:
Collectively evaluated for credit losses	$1,541,920	$849,542	$47,938	$2,439,400
Individually evaluated for credit loss	30	3,785	—	3,815
Total	$1,541,950	$853,327	$47,938	$2,443,215

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

The components of total lease expense were as follows:

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Operating lease cost	$382	$383
Short-term lease cost	63	37
Variable lease cost	150	126
Less: sublease income	(45)	(45)
Total lease cost, net	$550	$501

Quantitative information regarding the Corporation’s operating leases was as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	8.10	8.06
Weighted-average discount rate	3.46%	3.40%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2023	$1,110
2024	1,527
2025	1,408
2026	1,400
2027	1,428
Thereafter	4,689
Total undiscounted cash flows	11,562
Discount on cash flows	(1,740)
Total lease liability	$9,822

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	March 31, 2023	December 31, 2022
	(In Thousands)
Accrued interest receivable	$10,072	$9,403
Net deferred tax asset	11,458	11,711
Investment in historic development entities	2,176	2,176
Investment in low-income housing development entity	16,168	13,514
Investment in limited partnerships	14,912	13,599
Prepaid expenses	5,213	3,821
Other assets	7,449	8,883
Total accrued interest receivable and other assets	$67,448	$63,107

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year-to-date averages.

	March 31, 2023			December 31, 2022
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$471,904	$497,769	—%	$537,107	$566,230	—%
Interest-bearing transaction accounts	612,500	567,435	2.71	576,601	503,668	0.79
Money market accounts	662,157	699,314	2.57	698,505	761,469	0.82
Certificates of deposit	308,191	236,083	3.59	153,757	97,448	1.39
Wholesale deposits	422,088	187,785	4.21	202,236	48,825	3.31
Total deposits	$2,476,840	$2,188,386	2.27	$2,168,206	$1,977,640	0.67

A summary of annual maturities of in-market and wholesale certificates of deposit at March 31, 2023 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2023	$454,902
2024	55,606
2025	14,946
2026	50,824
2027	74,397
Thereafter	14,604
$665,279

Wholesale deposits include $357.1 million and $65.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at March 31, 2023, compared to $187.2 million and $15.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2022.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $153.3 million at March 31, 2023 and $81.6 million at December 31, 2022.

Note 9 — FHLB Advances, Other Borrowings and Junior Subordinated Notes
The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	March 31, 2023			December 31, 2022
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$11	5.29%	$—	$14	7.42%
FHLB advances	307,500	398,109	2.47	416,380	414,191	1.70
Line of credit	—	—	—	—	85	2.78
Other borrowings	—	2,433	8.22	6,088	8,624	5.23
Subordinated notes payable	34,359	34,350	4.83	34,340	35,095	5.06
Junior subordinated notes(1)	—	—	—	—	2,429	20.75
	$341,859	$434,903	2.69	$456,808	$460,438	2.12

(1)Weighted average rate of junior subordinated notes reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.
A summary of annual maturities of borrowings at March 31, 2023 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2023	$128,000
2024	35,500
2025	56,000
2026	60,000
2027	28,000
Thereafter	34,359
$341,859
As of December 31, 2022, the Corporation had other borrowings of $6.1 million, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting. As of March 31, 2023, the Corporation had no other borrowings following the first quarter repurchase of the sold loans.
As of March 31, 2023 and December 31, 2022, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 20, 2023, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2024.
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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three months ended March 31, 2023, the Board of Directors declared an aggregate preferred stock dividend of $219,000. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.
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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $423,000 at March 31, 2023, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Balance at the beginning of the period	$441	$635
SBA recourse provision	(18)	(76)
Balance at the end of the period	$423	$559

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,525	$—	$4,525
U.S. government agency securities - government-sponsored enterprises	—	20,927	—	20,927
Municipal securities	—	40,405	—	40,405
Residential mortgage-backed securities - government issued	—	26,504	—	26,504
Residential mortgage-backed securities - government-sponsored enterprises	—	114,072	—	114,072
Commercial mortgage-backed securities - government issued	—	2,910	—	2,910
Commercial mortgage-backed securities - government-sponsored enterprises	—	27,646	—	27,646
Interest rate swaps	—	54,612	—	54,612
Liabilities:
Interest rate swaps	—	49,012	—	49,012

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,445	$—	$4,445
U.S. government agency securities - government-sponsored enterprises	—	13,205	—	13,205
Municipal securities	—	39,311	—	39,311
Residential mortgage-backed securities - government issued	—	19,431	—	19,431
Residential mortgage-backed securities - government-sponsored enterprises	—	106,323	—	106,323
Commercial mortgage-backed securities - government issued	—	2,932	—	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	—	26,377	—	26,377
Interest rate swaps	—	68,581	—	68,581
Liabilities:
Interest rate swaps	—	61,419	—	61,419

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2023 or the year ended December 31, 2022 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$782	$782
Repossessed assets	—	—	89	89
Loan servicing rights	—	—	1,492	1,492

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,022	$1,022
Repossessed assets	—	—	95	95
Loan servicing rights	—	—	1,491	1,491

Impaired loans were written down to the fair value of their underlying collateral less costs to sell of $782,000 and $1.0 million at March 31, 2023 and December 31, 2022, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 25% - 100% as of the measurement date of March 31, 2023. The weighted average of those unobservable inputs was 66%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
Repossessed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses, if deemed necessary, based upon the fair value of the repossessed asset. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, typically a current appraisal, or based upon assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
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
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2023
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$185,973	$185,973	$185,973	$—	$—
Securities available-for-sale	236,989	236,989	—	236,989	—
Securities held-to-maturity	11,461	11,207	—	11,207	—
Loans held for sale	2,697	2,900	—	2,900	—
Loans and lease receivables, net	2,513,223	2,488,510	—	—	2,488,510
Federal Home Loan Bank stock	13,088	N/A	N/A	N/A	N/A
Accrued interest receivable	10,072	10,072	10,072	—	—
Interest rate swaps	54,612	54,612	—	54,612	—
Financial liabilities:
Deposits	2,476,840	2,475,307	1,811,562	663,745	—
Federal Home Loan Bank advances and other borrowings	341,859	326,058	—	326,058	—
Accrued interest payable	6,228	6,228	6,228	—	—
Interest rate swaps	49,012	49,012	—	49,012	—
Off-balance sheet items:
Standby letters of credit	169	169	—	—	169
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2022
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$102,682	$102,682	$102,682	$—	$—
Securities available-for-sale	212,024	212,024	—	212,024	—
Securities held-to-maturity	12,635	12,270	—	12,270	—
Loans held for sale	2,632	2,829	—	2,829	—
Loans and lease receivables, net	2,418,836	2,394,702	—	—	2,394,702
Federal Home Loan Bank stock	17,812	N/A	N/A	N/A	N/A
Accrued interest receivable	9,403	9,403	9,403	—	—
Interest rate swaps	68,581	68,543	—	68,543	—
Financial liabilities:
Deposits	2,168,206	2,167,444	1,827,215	340,229	—
Federal Home Loan Bank advances and other borrowings	456,808	440,242	—	440,242	—
Accrued interest payable	4,053	4,053	4,053	—	—
Interest rate swaps	61,419	61,419	—	61,419	—
Off-balance sheet items:
Standby letters of credit	184	184	—	—	184
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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of March 31, 2023 and December 31, 2022, the credit valuation allowance was $38,000.
The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $49.0 million and gross liability of $3.3 million as of March 31, 2023. No right of offset existed with the dealer counterparty swaps as of March 31, 2023.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2023 and 2022 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized loss of $1.4 million was recognized in other comprehensive income for the three months ended March 31, 2023 and there were no ineffective portions of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. A pre-tax unrealized loss of $175,000 was recognized in other comprehensive income for the three months ended March 31, 2023 and there was no ineffective portion of these hedges. A pre-tax unrealized loss of $50,000 was recognized in other comprehensive income for the three months ended March 31, 2022.

	As of March 31, 2023
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	10	$143,681	7.34	$3,254
Interest rate swap agreements on loans with third-party counterparties	86	$787,752	6.84	$45,758
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	9.03	$426
Interest rate swap related to FHLB borrowings	10	106,400	2.88	5,174
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	76	$644,071	6.72	$49,012

	As of December 31, 2022
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	2	$65,352	4.83	$1,010
Interest rate swap agreements on loans with third-party counter parties	84	744,233	7.37	60,409
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	9.28	$602
Interest rate swap related to FHLB borrowings	11	116,400	2.88	6,560
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	82	$678,881	7.61	$61,419

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
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring, or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank (“FRB”) of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend.
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
As of March 31, 2023, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of March 31, 2023
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$331,220	11.04%	$240,008	8.00%	$315,011	10.50%	N/A	N/A
First Business Bank	331,500	11.05	239,963	8.00	314,951	10.50	$299,954	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$270,197	9.01%	$180,006	6.00%	$255,009	8.50%	N/A	N/A
First Business Bank	304,851	10.16	179,972	6.00	254,961	8.50	$239,963	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$258,205	8.61%	$135,005	4.50%	$210,007	7.00%	N/A	N/A
First Business Bank	304,851	10.16	134,979	4.50	209,968	7.00	$194,970	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$270,197	9.00%	$120,047	4.00%	$120,047	4.00%	N/A	N/A
First Business Bank	304,851	10.16	120,026	4.00	120,026	4.00	$150,033	5.00%
(1)2023 capital amounts include $1.0 million of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies. Risk-weighted assets were also adjusted accordingly.

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
    These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our stockholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A — Risk Factors below for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
Financial Performance Summary

    Results as of and for the three months ended March 31, 2023 include:

•Net income available to common shareholders totaled $8.8 million, or diluted earnings per share of $1.05, for the three months ended March 31, 2023, compared to $8.7 million, or diluted earnings per share of $1.02, for the same period in 2022.
•Annualized return on average assets (“ROA”) for the three months ended March 31, 2023 measured 1.17% compared to 1.30% for the same period in 2022.
•Return on average common equity (“ROACE”) is defined as net income available to common shareholders divided by average equity less average preferred stock, if any. ROACE was 13.96% for the three months ended March 31, 2023, compared to 14.70% for the same period in 2022.
•Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, and PTPP ROA were $13.3 million and 1.79%, respectively, for the three months ended March 31, 2023, increasing $3.4 million and 30 basis points from the same period in 2022.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $651,000 for the three months ended March 31, 2023, compared to $1.3 million for the same period in 2022.
•Net interest margin was 3.86% for the three months ended March 31, 2023 compared to 3.39% for the same period in 2022. Adjusted net interest margin, which excludes certain one-time and volatile items, was 3.74% for the three months ended March 31, 2023, up from 3.22% for the same period in 2022.
•Top line revenue, defined as net interest income plus non-interest income, totaled $35.1 million for the three months ended March 31, 2023, up $6.3 million, or 21.9% from the same period in 2022.
•Effective tax rate was 23.82% for the three months ended March 31, 2023 compared to 20.03% for the same period in 2022.
•Provision for credit losses was an expense of $1.6 million for the three months ended March 31, 2023 compared to a benefit of $855,000 for the same period in 2022.
•Total assets at March 31, 2023 increased $187.8 million, or 25.2% annualized, to $3.164 billion from $2.977 billion at December 31, 2022.
•Period-end gross loans and leases receivable increased $96.1 million, or 15.7% annualized, to $2.539 billion as of March 31, 2023 compared to $2.443 billion as of December 31, 2022. Average gross loans and leases of $2.481 billion increased $236.6 million, or 10.5%, for the three months ended March 31, 2023, compared to $2.245 billion for the same period in 2022.
•Non-performing assets were $3.5 million and 0.11% of total assets as of March 31, 2023, compared to $3.8 million and 0.13% of total assets as of December 31, 2022.
•The allowance for credit losses, including reserve for unfunded credit commitments, increased $3.3 million compared to December 31, 2022. The allowance for credit losses increased to 1.08% of total loans, compared to 0.99% at December 31, 2022.
•Period-end in-market deposits at March 31, 2023 increased $88.8 million, or 18.1% annualized, to $2.055 billion from $1.966 billion as of December 31, 2022. Average in-market deposits of $2.001 billion increased $68.0 million, or 3.5%, for the three months ended March 31, 2023, compared to $1.933 billion for the same period in 2022.

•Private wealth and trust assets under management and administration increased by $144.1 million, or 22.6% annualized, to $2.804 billion at March 31, 2023, compared to $2.660 billion at December 31, 2022. Assets under management and administration decreased $29.9 million compared to the same period in 2022. Private wealth management service fees decreased $187,000, or 6.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Response to Banking Liquidity Events
Two bank failures occurring in March 2023 prompted industry concern regarding bank deposit funding, liquidity sources, and capital adequacy. In addition to an increased focus on client relationships, management has reviewed deposit composition, sources of liquidity, and securities and capital.
As the Bank focuses on commercial banking clientele, the client deposit balances are naturally larger in size than those of peer banks with retail banking operations. Thus, the Bank has long offered extended deposit insurance products to protect clients’ operating business assets, beyond the FDIC limit. As of March 31, 2023, the Corporation had the following deposit composition and depositor insurance status:
Deposit composition

	As of
(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Non-interest-bearing transaction accounts	$471,904	$537,107	$564,141	$544,507	$600,987
Interest-bearing transaction accounts	612,500	576,601	461,883	466,785	539,492
Money market accounts	662,157	698,505	742,545	731,718	806,917
Certificates of deposit	308,191	153,757	160,655	114,000	63,977
Wholesale deposits	422,088	202,236	158,321	12,321	12,321
Total deposits	$2,476,840	$2,168,206	$2,087,545	$1,869,331	$2,023,694

Uninsured deposits	941,375	951,739	1,007,935	935,101	1,099,505
Uninsured deposits as a percent of total deposits	38.0%	43.9%	48.3%	50.0%	54.3%
Extended deposit insurance(1)	567,390	495,621	439,092	461,372	470,140
(1)Included in interest-bearing transaction accounts and certificates of deposit balances above.
Management regularly reviews all primary and secondary sources of liquidity in preparation for any unforeseen funding needs, such as potential fallout from recent market events. These are prioritized based on available capacity, term flexibility, and cost. At March 31, 2023, the Company’s liquidity position included record in-market deposits of $2.055 billion, up $88.8 million over prior quarter, and total deposits of $2.477 billion. As detailed below, readily available liquidity of $656.6 million at March 31, 2023 is also up compared to $449.6 million at December 31, 2022. Management has not accessed the Federal Reserve’s Bank Term Funding Program as of March 31, 2023.
Sources of liquidity

	As of
(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Short-term investments	$159,859	$76,871	$86,707	$56,233	$75,514
Collateral value of unencumbered pledged loans	296,393	184,415	289,513	174,315	361,487
Market value of unencumbered securities	200,332	188,353	173,013	182,429	201,896
Readily available liquidity	656,584	449,639	549,233	412,977	638,897

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity[1]	1,027,869	1,162,241	1,100,369	1,112,386	1,275,931
Total liquidity	$1,729,453	$1,656,880	$1,694,602	$1,570,363	$1,959,828
Uninsured deposits	941,375	951,739	1,007,935	935,101	1,099,505
(1)Bank internal policy limits brokered CDs to 50% of total bank funding when combined with FHLB advances.

The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
Securities and Capital
The Bank holds $248.5 million in its investment securities portfolio which is 7.9% of our total assets, with a total portfolio mark-to-market (“MTM”) adjustment of 9% as of March 31, 2023. Further, the Corporation has grown tangible book value by 12.2% over the past twelve months. Modeling in the full MTM adjustments on our balance sheet produced a similarly strong capital result as of March 31, 2023; fully-marked tangible common equity to tangible assets (“TCE”) totaled 7.56%, compared to our reported ratio of 7.69%, both of which fall within management’s target TCE range of 7.5%-8.5%.
The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels. Capital ratios remain strong with the voluntary inclusion of mark-to-market adjustments on the full balance sheet.

Capital Ratios

	As of and for the Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total capital to risk-weighted assets	11.04%	11.26%	11.66%	11.56%	11.87%
Tier I capital to risk-weighted assets	9.01%	9.20%	9.48%	9.34%	9.27%
Common equity tier I capital to risk-weighted assets	8.61%	8.79%	9.04%	8.90%	8.81%
Tier I capital to adjusted assets	9.00%	9.17%	9.34%	9.19%	9.09%
Tangible common equity to tangible assets (TCE ratio)	7.69%	7.98%	8.06%	8.16%	8.14%

Adjusted TCE ratio	7.56%	7.86%	8.18%	8.25%	8.09%

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased $6.3 million, or 21.9%, for the three months ended March 31, 2023, compared to the same period in 2022, due to a 24.6% and 13.9% increase in net interest income and non-interest income, respectively. The increase in net interest income was driven by an increase in net interest margin and average loans and leases outstanding. The increase in non-interest income was due to an increase in commercial loan swap fee income, loan fee income, and income from investments in mezzanine funds, partially offset by a reduction in gains on the sale of SBA loans, service charges on deposits, and trust fee income.
    The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$26,705	$21,426	$5,279	24.6%
Non-interest income	8,410	7,386	1,024	13.9
Top line revenue	$35,115	$28,812	$6,303	21.9

Annualized Return on Average Assets and Annualized Return on Average Common Equity
    ROA for the three months ended March 31, 2023 decreased to 1.17%, compared to 1.30% for the three months ended March 31, 2022. The decrease in ROA was due to an increase in credit loss provision and operating expenses, partially offset by an increase in top line revenue. We consider ROA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROACE for the three months ended March 31, 2023 was 13.96%, compared to 14.47% for the three months ended March 31, 2022. The primary reason for the change in ROACE is consistent with the net income variance explanation as discussed under Return on Average Assets above. We view ROACE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio measured 62.02% for the three months ended March 31, 2023, compared to 65.55% for the three ended March 31, 2022. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.
PTPP adjusted earnings for three months ended March 31, 2023 was $13.3 million, compared to $9.9 million for the three months ended March 31, 2022. PTPP adjusted earnings is defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the credit loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROA and ROACE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$21,767	$18,823	$2,944	15.6%
Less:
Net loss on repossessed assets	6	12	(6)	(50.0)
SBA recourse provision	(18)	(76)	58	(76.3)
Total operating expense (a)	$21,779	$18,887	$2,892	15.3
Net interest income	$26,705	$21,426	$5,279	24.6
Total non-interest income	8,410	7,386	1,024	13.9
Operating revenue (b)	$35,115	$28,812	$6,303	21.9
Efficiency ratio	62.02%	65.55%

Pre-tax, pre-provision adjusted earnings (b-a)	$13,336	$9,925	$3,411	34.4
Average total assets	$2,984,600	$2,666,241	$318,359	11.9
Pre-tax, pre-provision adjusted return on average assets	1.79%	1.49%
We believe the Corporation will generate positive operating leverage on an annual basis and progress towards enhancing the long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth, process improvement, and automation. The Corporation’s recent improvement during the period of comparison is principally due to the rising interest rate environment and related expansion of net interest margin.

Net Interest Income

    Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.
    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2023 compared to the same period in 2022. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2023 Compared to 2022
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$7,819	$552	$8,371
Commercial and industrial loans(1)	5,589	2,678	8,267
Consumer and other loans(1)	133	(29)	104
Total loans and leases receivable	13,541	3,201	16,742
Mortgage-related securities	520	(10)	510
Other investment securities	81	24	105
FHLB and FRB Stock	111	44	155
Short-term investments	318	(1)	317
Total net change in income on interest-earning assets	14,571	3,258	17,829
Interest-bearing liabilities
Transaction accounts	3,568	17	3,585
Money market accounts	4,200	(41)	4,159
Certificates of deposit	1,411	651	2,062
Wholesale deposits	76	1,782	1,858
Total deposits	9,255	2,409	11,664
FHLB advances	1,388	37	1,425
Other borrowings	10	(45)	(35)
Junior subordinated notes(2)	—	(504)	(504)
Total net change in expense on interest-bearing liabilities	10,653	1,897	12,550
Net change in net interest income	$3,918	$1,361	$5,279
(1)The average balances of loans and leases include non-performing loans and leases and loans held for sale.
(2)The rate column for the three months ended March 31, 2022 included $236,000 in accelerated amortization of debt issuance costs.

    The tables below show our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2023 and 2022. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,518,053	$21,717	5.72%	$1,459,891	$13,346	3.66%
Commercial and industrial loans(1)	916,457	17,557	7.66	734,904	9,290	5.06
Consumer and other loans(1)	46,690	540	4.63	49,847	436	3.50
Total loans and leases receivable(1)	2,481,200	39,814	6.42	2,244,642	23,072	4.11
Mortgage-related securities(2)	182,494	1,270	2.78	184,962	760	1.64
Other investment securities(3)	55,722	320	2.30	50,555	215	1.70
FHLB and FRB stock	17,125	327	7.64	14,002	172	4.91
Short-term investments	28,546	333	4.67	31,111	16	0.21
Total interest-earning assets	2,765,087	42,064	6.09	2,525,272	24,235	3.84
Non-interest-earning assets	219,513			140,969
Total assets	$2,984,600			$2,666,241
Interest-bearing liabilities
Transaction accounts	$567,435	3,840	2.71	$533,251	255	0.19
Money market accounts	699,314	4,497	2.57	784,276	338	0.17
Certificates of deposit	236,083	2,117	3.59	52,519	55	0.42
Wholesale deposits	187,784	1,976	4.21	16,236	118	2.91
Total interest-bearing deposits	1,690,616	12,430	2.94	1,386,282	766	0.22
FHLB advances	398,109	2,461	2.47	385,080	1,036	1.08
Other borrowings	36,794	468	5.09	40,311	503	4.99
Junior subordinated notes(5)	—	—	—	9,850	504	20.47
Total interest-bearing liabilities	2,125,519	15,359	2.89	1,821,523	2,809	0.62
Non-interest-bearing demand deposit accounts	497,770			562,530
Other non-interest-bearing liabilities	98,347			42,537
Total liabilities	2,721,636			2,426,590
Stockholders’ equity	262,964			239,651
Total liabilities and stockholders’ equity	$2,984,600			$2,666,241
Net interest income		$26,705			$21,426
Interest rate spread			3.19%			3.22%
Net interest-earning assets	$639,568			$703,749
Net interest margin			3.86%			3.39%
Average interest-earning assets to average interest-bearing liabilities	130.09%			138.64%
Return on average assets(4)	1.17			1.30
Return on average equity(4)	13.96			14.47
Average equity to average assets	8.81			8.99
Non-interest expense to average assets(4)	2.92			2.82
(1)The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.
(3)Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
(4)Represents annualized yields/rates.
(5)The rate column for the three months ended March 31, 2022 included $236,000 in accelerated amortization of debt issuance costs.

The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, in-market deposits, interest-bearing deposits and total interest-bearing liabilities for the three months ended March 31, 2023 and 2022. Additionally, adjusted total loans and leases and total interest-earning assets excludes the volatile impact of fees in lieu of interest.

	For the Three Months Ended March 31,
	2023	2022
Asset and Liability Beta Analysis	Average Yield/Rate (4)		Increase (Decrease)
Total loans and leases receivable (a)	6.42%	4.11%	2.31%
Total interest-earning assets(b)	6.09%	3.84%	2.25%
Adjusted total loans and leases receivable (1)(c)	6.31%	3.88%	2.43%
Adjusted total interest-earning assets (1)(d)	5.99%	3.63%	2.36%
Total in-market deposits(e)	2.09%	0.13%	1.96%
Total bank funding(f)	2.30%	0.31%	1.99%
Net interest margin(g)	3.86%	3.39%	0.47%
Adjusted net interest margin(h)	3.74%	3.22%	0.52%

Effective fed funds rate (3)(i)	4.51%	0.09%	4.42%

Beta Calculations:
Total loans and leases receivable(a)/(i)			52.20%
Total interest-earning assets(b)/(i)			50.82%
Adjusted total loans and leases receivable (1)(c)/(i)			55.03%
Adjusted total interest-earning assets (1)(d)/(i)			53.32%
Total in-market deposits(e)/(i)			44.34%
Total bank funding(2)(f)/(i)			45.02%
Net interest margin(g)/(i)			10.63%
Adjusted net interest margin(h)/(i)			11.76%
(1)Excluding fees in lieu of interest.
(2)Total bank funding represents total deposits plus FHLB advances.
(3)Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates [DFF]. retrieved from FRED, Federal Reserve Bank of St. Louis.
(4)Represents annualized yields/rates.

Comparison of Net Interest Income for the Three Months Ended March 31, 2023 and 2022

    Net interest income increased $5.3 million, or 24.6%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in net interest income reflected an increase in net interest margin and increase in average gross loans and leases, partially offset by a reduction in fees in lieu of interest. Fees in lieu of interest, which can vary from quarter to quarter, totaled $651,000 for the three months ended March 31, 2023, compared to $1.3 million for the same period in 2022. Excluding fees in lieu of interest, net interest income for the three months ended March 31, 2023 increased $5.7 million, or 27.9%. Average gross loans and leases for the three months ended March 31, 2023 increased $236.6 million, or 10.5%, compared to the three months ended March 31, 2022.

The yield on average loans and leases for the three months ended March 31, 2023 was 6.42%, compared to 4.11% for the three months ended March 31, 2022. Excluding the impact of loan fees in lieu of interest, the yield on average loans and leases for the three months ended March 31, 2023 was 6.31%, compared to 3.88% for the three months ended March 31, 2022. The yield on average interest-earning assets for the three months ended March 31, 2023 measured 6.09%, compared to 3.84% for the three months ended March 31, 2022. Excluding loan fees in lieu of interest, the yield on average interest-earning assets for the three months ended March 31, 2023 was 5.99%, compared to 3.63% for the three months ended March 31, 2022. The increase in yields was primarily due to rising rates on variable-rate loans, following the Federal Open Market Committee’s (“FOMC”) decision to raise the target Fed Funds rate 425 basis points over the period of comparison, as well as the reinvestment of cash flows from the securities and fixed-rate loan portfolios in a rising rate environment. The daily average effective federal funds rate for the three months ended March 31, 2023 increased 442 basis points, compared to the same period in 2022. This equates to an interest-earning asset beta of 53.3% for the three months ended March 31, 2023.
The rate paid on average interest-bearing in-market deposits for the three months ended March 31, 2023 increased to 2.78%, from 0.19% for the three months ended March 31, 2022. The average rate paid on total interest-bearing liabilities for the three months ended March 31, 2023 increased to 2.89%, from 0.62% for the three months ended March 31, 2022. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes payable, and other borrowings. The average rates paid increased due to the increase in short-term market rates and the replacement of maturing wholesale funds at higher fixed rates. This equates to an interest-bearing liability beta of 51.4% for the three months ended March 31, 2023.
Net interest margin increased to 3.86% for the three months ended March 31, 2023, compared to 3.39% for the three months ended March 31, 2022. The primary driver of improved net interest margin was the aforementioned increase in earning asset yields, partially offset by corresponding increase in funding costs. Adjusted net interest margin measured 3.74% for the three months ended March 31, 2023, compared to 3.22% for the three months ended March 31, 2022. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the impact of fees in lieu of interest, and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets.
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
Provision for Credit Losses
    We determine our provision for credit losses pursuant to our allowance for credit loss methodology, which was updated on January 1, 2023, for the adoption of ASC 326. It is based on a reasonable and supportable forecast as well as considerations for composition, risk, and performance indicators in our credit portfolio. Refer to Allowance for Credit Losses, below, for further information regarding our allowance for credit loss methodology.
The Corporation recognized a $1.6 million provision expense for the three months ended March 31, 2023, compared to a benefit of $855,000 for the three months ended March 31, 2022. The provision expense for the three months ended March 31, 2023 was primarily due to an increase of $979,000 related to loan growth and a $474,000 increase in the reserve due to modest deterioration in forecasted economic conditions over the four quarter forecast period.

The following table shows the components of the provision for credit losses for the three months ended March 31, 2023 compared to the same periods in 2022.

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Change in qualitative factor changes	$9	$(416)
Change in quantitative factor changes	474	(206)
Charge-offs	166	22
Recoveries	(107)	(210)
Change in reserves on individually evaluated loans, net	(36)	(280)
Change due to loan growth, net	979	235
Change in unfunded credit commitment reserves	$76	$—
Total provision for credit losses	$1,561	$(855)
     The addition of specific reserves on individually evaluated loans represents new specific reserves established when collateral shortfalls or government guaranty deficiencies are present, while the release of specific reserves represents the reduction of previously established reserves that are no longer required. Changes in the allowance for credit losses due to qualitative factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Charge-offs in excess of previously established specific reserves require an additional provision for credit losses to maintain the allowance for credit losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.
Comparison of Non-Interest Income for the Three Months Ended March 31, 2023 and 2022
Non-Interest Income
    Non-interest income increased $1.0 million, or 13.9%, to $8.4 million for the three months ended March 31, 2023 compared to $7.4 million for the same period in 2022. The increase in total non-interest income for the three months ended March 31, 2023 was due to increases in other non-interest income, driven by mezzanine fund investment income, loan fee income, and commercial loan swap fee income. These favorable variances were partially offset by a decrease in private wealth management services fee income, services charges on deposits, and gains on sale of SBA loans.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 23.9% of total revenues for the three months ended March 31, 2023, compared to 25.6% for the three months ended March 31, 2022.
    The components of non-interest income were as follows:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$2,654	$2,841	$(187)	(6.6)%
Gain on sale of SBA loans	476	585	(109)	(18.6)
Service charges on deposits	682	999	(317)	(31.7)
Loan fees	803	652	151	23.2
Increase in cash surrender value of bank-owned life insurance	366	349	17	4.9
Swap fees	557	225	332	147.6
Other non-interest income	2,872	1,735	1,137	65.5
Total non-interest income	$8,410	$7,386	$1,024	13.9
Fee income ratio(1)	23.9%	25.6%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

    Private wealth management service fees decreased $187,000, or 6.6%, for the three months ended March 31, 2023, compared to the same period in 2022. Private wealth management fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of March 31, 2023, private wealth and trust assets under management and administration totaled $2.804 billion, decreasing $29.9 million, or 1.1%, compared to $2.834 billion as of March 31, 2022, as new client relationships and new money from existing clients was more than offset by the decline in market values.
Other non-interest income increased $1.1 million, or 65.5%, for the three months ended March 31, 2023, respectively, compared to the same period in 2022. The increase for the three months ended March 31, 2023 was primarily due to strong returns from the Corporation’s investments in mezzanine funds.
Commercial loan interest rate swap fee income increased $332,000, or 147.6%, for the three months ended March 31, 2023, compared to the same period in 2022. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $787.8 million as of March 31, 2023, compared to $744.2 million and $626.8 million as of December 31, 2022 and March 31, 2022, respectively. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on loan activity and the interest rate environment in any given quarter.
Service charges on deposits decreased $317,000, or 31.7%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease was driven by an increase in the earnings credit rate which was adjusted with the rising rate environment. Treasury management business development efforts remain robust as gross analyzed service charges, net of waived fees, increased 17.6%, or $211,000, to $1.4 million for the three months ended March 31, 2023, compared to the same period in 2022. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.
Loan fees increased $151,000, or 23.2%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase was due to an increase in equipment financing and floorplan financing activity generating additional service fee income.
Gain on sale of SBA loans decreased $109,000, or 18.6%, for the three months ended March 31, 2023, compared to the same period in 2022. Premiums on the sale and notional value of SBA loans sold decreased compared to prior year quarter, as the Corporation elected to hold a higher number of SBA loans on its balance sheet in the current interest rate environment.

Comparison of Non-Interest Expense for the Three Months Ended March 31, 2023 and 2022
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2023 increased by $2.9 million, or 15.6%, compared to the same period in 2022. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $2.9 million, or 15.3%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase in operating expense was primarily due to an increase in compensation, professional fees, marketing, and computer software.
The components of non-interest expense were as follows:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Compensation	$15,908	$13,638	$2,270	16.6%
Occupancy	631	555	76	13.7
Professional fees	1,343	1,170	173	14.8
Data processing	875	780	95	12.2
Marketing	628	500	128	25.6
Equipment	295	244	51	20.9
Computer software	1,183	1,082	101	9.3
FDIC insurance	394	313	81	25.9
Other non-interest expense	510	541	(31)	(5.7)
Total non-interest expense	$21,767	$18,823	$2,944	15.6
Total operating expense(1)	$21,779	$18,887	$2,892	15.3
Full-time equivalent employees	341	313

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three months ended March 31, 2023 increased $2.3 million, or 16.6%, compared to the three months ended March 31, 2022. The increase reflects above historical annual merit and market increases, reflecting wage inflation, payroll taxes paid in the quarter on a record annual cash bonus earned in 2022, and an expanded workforce. Successful hiring efforts to secure talent resulted in average full-time equivalent employees for the three months ended March 31, 2023 increasing to 340, up 9.7%, compared to 310 for the three months ended March 31, 2022.
Professional fees increased $173,000, or 14.8%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to an increase in the use of professional staffing services and costs associated with an office relocation.
Marketing expense increased $128,000, or 25.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 was primarily due to an increase in business development efforts and advertising projects related to our expanded sales force and national footprint.
Computer software expense increased $101,000, or 9.3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 was primarily due to continued investments in existing technologies commensurate with the Corporation’s expanded headcount and overall balance sheet growth.

Income Taxes
    Income tax expense totaled $2.8 million for the three months ended March 31, 2023 compared to $2.2 million for the three months ended March 31, 2022. Income tax expense included a $149,000 net benefit from a tax credit investment, no tax credits were recognized in the prior year quarter. The effective tax rate for the three months ended March 31, 2023 was 23.82% compared to 20.03% for the same period in 2022. For 2023, the Corporation expects to report an effective tax rate between 21%-22%, as the Bank continues to receive the benefit from its tax credit investments.
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

Financial Condition
General
    Total assets increased by $187.8 million, or 6.3%, to $3.164 billion as of March 31, 2023 compared to $2.977 billion at December 31, 2022. The increase in total assets was primarily driven by an increase in cash, loans and leases receivable, and available-for-sale securities. Total liabilities increased by $181.9 million, or 6.7%, to $2.898 billion at March 31, 2023 compared to $2.716 billion at December 31, 2022. The increase in total liabilities was principally due to an increase in deposits. Total stockholders’ equity increased by $5.9 million, or 2.3%, to $266.6 million at March 31, 2023 compared to $260.6 million at December 31, 2022. The increase in total stockholders’ equity was due to retention of earnings and unrealized gains on available-for-sale securities, partially offset by dividends paid to common stockholders, stock repurchased, and cumulative change in accounting principal for ASC 326.
Cash and Cash Equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $303,000 to $26.1 million at March 31, 2023. Short-term investments increased by $83.0 million to $159.9 million at March 31, 2023 from $76.9 million at December 31, 2022 as management held excess cash at the FRB in response to the banking industry liquidity events during the quarter. Please see the section entitled Response to Banking Liquidity Events above for additional information. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. As of March 31, 2023 and December 31, 2022, interest-bearing deposits held at the FRB were $158.9 million and $76.5 million, respectively. The increase in cash held at the FRB is primarily due to management’s response to the banking industry liquidity events during first quarter 2023. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $23.8 million, or 10.6%, to $248.5 million, or 7.9% of total assets at March 31, 2023 compared to $224.7 million, or 7.5% of total assets at December 31, 2022. During the three months ended March 31, 2023 the Corporation recognized unrealized gains of $3.8 million before income taxes through other comprehensive income, compared to unrealized losses of $12.5 million for the same period in 2022. The unrealized losses in the prior year period were solely driven by the increase in interest rates. As of March 31, 2023 and December 31, 2022, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.9 years and 6.3 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of March 31, 2023.

Loans and Leases Receivable
    Period-end loans and leases receivable, net of allowance for credit losses, increased by $94.4 million, or 15.6% annualized to $2.513 billion at March 31, 2023 from $2.419 billion at December 31, 2022 driven by commercial loan growth, partially offset by a decrease in commercial real estate loans. Due to the adoption of ASC 326, the current quarter included a change to our portfolio segmentation. The balances as of March 31, 2023 reflect reclassifications of $43 million to commercial and industrial from commercial real estate and $7 million from consumer and other to commercial real estate.
Including the reclassification impact of adopting ASC 326 in the prior period of comparison, C&I loans increased $66.2 million, or 29.5% annualized, to $963.3 million. The increase was due to growth across the majority of the Bank’s C&I products and geographies. Management does not believe this level of C&I loan growth is sustainable and expects growth to moderate to lower double-digit levels in subsequent quarters.
Including the reclassification impact of adopting ASC 326 in the prior period of comparison, total commercial real estate (“CRE”) loans increased $22.5 million, or 6.0% annualized, to $1.529 billion. The increase was due to growth across the majority of the Bank’s C&I products and geographies. Management does not believe this level of C&I loan growth is sustainable and expects growth to moderate to lower double-digit levels in subsequent quarters.
Including the reclassification impact of adopting ASC 326 in the prior period of comparison, CRE loans represented 60.2% and 61.7% of our total loans as of March 31, 2023 and December 31, 2022, respectively. The decline in CRE concentration in the period of comparison is the result of management’s success in expanding the Bank’s various C&I products across both its local and national footprints. As of March 31, 2023, 15.3% of the CRE loans were owner-occupied CRE, compared to 15.2% as of December 31, 2022. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
We continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
    Underwriting of new credit is primarily through approval from a serial sign-off or committee process and is a key component of our operating philosophy. Business development officers have no individual lending authority. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.
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
Deposits
    As of March 31, 2023, total period-end deposits increased by $308.6 million to $2.477 billion from $2.168 billion at December 31, 2022, primarily due to a $219.9 million and $154.4 million increase in wholesale deposits and certificate of deposit accounts, partially offset by a decrease in non-interest-bearing transaction accounts of $65.2 million. The large increase in wholesale deposits is primarily driven by a shift from FHLB advances to wholesale deposits to manage interest rate risk and increase excess liquidity. Please see the section entitled Response to Banking Liquidity Events above for additional information on the increase in liquidity as of March 31, 2023.
Total period-end in-market deposits increased $88.8 million, or 18.1% annualized, to $2.055 billion, compared to $1.966 billion. Growth in interest-bearing transaction accounts and certificates of deposits, driven by client movement into extended insurance products, was partially offset by a seasonal decrease in non-interest-bearing transaction accounts and money market accounts. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will contribute to a net increase in deposits annually; however, period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, were $2.001 billion for the three months ended March 31, 2023 compared to $1.933 billion for the three months ended March 31, 2022.
FHLB Advances and Other Borrowings
    As of March 31, 2023, FHLB advances and other borrowings decreased by $114.9 million, or 25.2%, to $341.9 million from $456.8 million at December 31, 2022. As deposit balances have increased, we have been able to reduce our usage of FHLB advances. We have strategically reduced our usage of FHLB advances in favor of wholesale deposits to increase the Bank’s readily available liquidity. We will continue to utilize FHLB advances and wholesale deposits to manage interest rate risk, liquidity, and contingency funding.
As of March 31, 2023, the Corporation had no other borrowings. As of December 31, 2022, the Corporation had other borrowings of $6.1 million which consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.
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
Preferred Stock
The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of March 31, 2023 and December 31, 2022 .
The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three months ended March 31, 2023, the Corporation paid $219,000 in preferred cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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
As of March 31, 2023, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $787.8 million, compared to $744.2 million as of December 31, 2022. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between May 2024 and June 2039. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2023, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative liability of $49.0 million compared to a derivative asset and liability of $1.0 million and $61.4 million, respectively, as of December 31, 2022. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between May 2024 and June 2039. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $45.8 million as of March 31, 2023, compared to a net derivative liability of $60.4 million as of December 31, 2022. The gross amount of dealer counterparty swaps as of March 31, 2023, without regard to the enforceable master netting agreement, was a gross derivative asset of $49.0 million, compared to a gross derivative liability of $1.0 million and gross derivative asset of $61.4 million as of December 31, 2022.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of March 31, 2023, the aggregate notional value of interest rate swaps designated as cash flow hedges was $106.4 million. These interest rate swaps mature between December 2022 and March 2034. A pre-tax unrealized loss of $1.4 million was recognized in other comprehensive income for the three months ended March 31, 2023, and there was no ineffective portion of these hedges.
The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affects earnings. As of March 31, 2023, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized loss of $175,000 was recognized in other comprehensive income for the three months ended March 31, 2023, and there was no ineffective portion of these hedges.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Non-performing Assets
    Total non-performing assets consisted of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
	(Dollars in Thousands)
Non-performing loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	28	30
Total non-performing commercial real estate	28	30
Commercial and industrial	3,384	3,629
Consumer and other	—	—
Total non-performing loans and leases	3,412	3,659
Repossessed assets, net	89	95
Total non-performing assets	3,501	3,754

Total non-performing loans and leases to gross loans and leases	0.13%	0.15%
Total non-performing assets to gross loans and leases plus repossessed assets, net	0.14	0.15
Total non-performing assets to total assets	0.11	0.13
Allowance for credit losses to gross loans and leases	1.08	0.99
Allowance for credit losses to non-performing loans and leases	807.44	662.20
Non-performing loans decreased $247,000, or 6.8%, to $3.4 million at March 31, 2023, compared to $3.7 million at December 31, 2022. The decrease in non-performing loans was principally due to loan payoffs, loans returning to accrual status, and $166,000 of charge-offs. The Corporation’s non-performing loans as a percentage of total gross loans and leases measured 0.13% and 0.15% at March 31, 2023 and December 31, 2022, respectively.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets was 0.11% and 0.13% at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.87% and 99.85%, respectively, of the total portfolio at the end of each period was in a current payment status. We also monitor asset quality through our established categories as defined in Note 5 – Loans and Allowance for Credit Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our loan borrowers experiencing financial difficulty to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    As of March 31, 2023, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

    The following represents additional information regarding our non-performing loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2023	2022	2022
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$1,037	$4,082	$1,067
Individually evaluated loans and leases with specific reserves required	2,375	1,536	2,592
Total individually evaluated loans and leases	3,412	5,618	3,659
Less: Specific reserves (included in allowance for credit losses)	1,622	1,225	1,650
Net non-performing loans and leases	$1,790	$4,393	$2,009
Average non-performing loans and leases	$3,536	$6,195	$4,899
Foregone interest income attributable to non-performing loans and leases	$78	$105	$400
Less: Interest income recognized on non-performing loans and leases	40	28	1,436
Net foregone interest income on non-performing loans and leases	$38	$77	$(1,036)
Allowance for Credit Losses
    The allowance for credit losses, including unfunded commitment reserves, increased $3.3 million, or 13.70%, to $27.6 million as of March 31, 2023 from $24.2 million as of December 31, 2022. The allowance for credit losses as a percentage of gross loans and leases improved to 1.08% as of March 31, 2023 from 0.99% as of December 31, 2022. The increase in allowance for credit losses as a percent of gross loans and leases was principally due to recognition of reserves on unfunded credit commitments under a new accounting principal (ASC 326) and forecasted deterioration of economic conditions used in the estimate. Subjective factors were updated for the changes to portfolio segment under the new standard. See Note 1 — Nature of Operations and Summary of Significant Accounting Policies for additional details on the adoption of ASC 326 and management’s estimation model.
    During the three months ended March 31, 2023, we recorded net charge-offs on individually evaluated loans and leases of $59,000, comprised of $166,000 of charge-offs and $107,000 of recoveries. While we likely will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves, may ultimately result in a charge-off under a variety of scenarios.
    As of March 31, 2023 and December 31, 2022, our ratio of allowance for credit losses to total non-performing loans and leases was 807.44% and 662.20%, respectively. This ratio increased primarily due to increase in reserve estimate for collectively evaluated loans and the continuation of a low level of non-performing loans and leases. As discussed above, the adoption of ASC 326 includes the use of a reasonable and supportable forecast. The model utilized captures the increased likelihood of a recession which adds to reserves in advance of the observance of specific negative credit indicators in the loan portfolio.
Non-performing loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-performing loans and leases may not always result in a specific reserve included in the allowance for credit losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for credit loss to non-performing loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for credit losses is measured more through collective characteristics of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2023.

    To determine the level and composition of the allowance for credit losses, we break out the portfolio by segments with similar risk characteristics. First, we evaluate loans and leases for non-performing classification. We analyze each loan and lease identified as non-performing on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. All loans not evaluated individually are evaluated collectively as part of a portfolio segment or portfolio segment and class. These collective evaluations utilized a reasonable and supportable forecast which includes projections of credit losses based on one of two established methods: discounted cash flow or weighted average remaining maturity. Each model includes a set of assumptions which are evaluated not less than annually by management. Further, the methodology also focuses on evaluation of several qualitative factors for each portfolio segment or portfolio segment and class, including but not limited to: product growth rates, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations in specific industries, and other qualitative factors that could affect credit losses.
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for credit loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans as of March 31, 2023 are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate or equipment at least annually, or more frequently as circumstances warrant. As we have completed new appraisals and/or market evaluations, in specific situations current fair values collateralizing certain impaired loans were inadequate to support the entire amount of the outstanding debt. Foreclosure actions may have been initiated on certain of these commercial real estate and other mortgage loans.
    As a result of our review process, we have concluded an appropriate allowance for credit losses for the existing loan and lease portfolio was $27.6 million, or 1.08% of gross loans and leases, at March 31, 2023. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for credit losses follows:

	As of and for the Three Months Ended March 31,
	2023	2022
	(Dollars in Thousands)
Allowance at beginning of period	$24,230	$24,336
Impact of adoption of ASC 326	1,818	—
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(166)	(22)
Consumer and other loans	—	—
Total charge-offs	(166)	(22)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	115
Commercial real estate — non-owner occupied	1	1
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	95	84
Consumer and other loans	11	10
Total recoveries	107	210
Net recoveries	(59)	188
Provision for credit losses	1,561	(855)
Allowance at end of period	$27,550	$23,669
Components:
Allowance for loan losses	$26,140	$23,669
Allowance for unfunded credit commitments	1,410	—
Total ACL	$27,550	$23,669
Annualized net recoveries as a percent of average gross loans and leases	0.01%	(0.03)%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2023 were the interest payments due on subordinated notes and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on March 31, 2023, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
    The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds, and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic and industry conditions, and competition.
We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As described in the Response to Banking Liquidity Events section above, our readily accessible liquidity increased quarter over quarter. At March 31, 2023 and December 31, 2022, the Bank had $158.9 million and $76.5 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $729.6 million of outstanding wholesale funds at March 31, 2023, compared to $618.6 million of wholesale funds as of December 31, 2022, which represented 26.2% and 23.9%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Wholesale funds are also stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     As described in the Response to Banking Liquidity Events section above, period-end in-market deposits increased as of March 31, 2023, compared to December 31, 2022. There was a shift of in-market deposit mix to term deposits at higher interest rates, which was partially offset by deposit movement from transaction accounts to alternative investment options and clients funding their normal course of business activities. The decline in transaction and money market accounts was not the result of the loss of any significant client relationships, and we expect to continue to establish new client relationships and increase transaction account balances with existing clients’ accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of March 31, 2023.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended March 31, 2023. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2023, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Corporation has filed a shelf registration with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $75.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, subscription rights, units, or depository shares, or any combination thereof.
    During the three months ended March 31, 2023, operating activities resulted in a net cash inflow of $9.9 million, which included net income of $9.0 million. Net cash used by investing activities for the three months ended March 31, 2023 was $116.3 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in federal home loan bank stock and federal reserve bank stock. Net cash provided by financing activities was $189.7 million for the three months ended March 31, 2023 primarily due to a net increase in deposits, partially offset by the repayment of FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of March 31, 2023, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Our primary market risk is interest rate risk, which arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a largely match-funded position between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Bank’s Asset/Liability Management Committee, in accordance with policies approved by the Bank’s Board. The committee meets regularly to review the sensitivity of the Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are utilized. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates. During the first quarter of 2023, the Corporation’s interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and money market accounts). In the current environment of changing short-term rates, deposit pricing can vary by product and client. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. This modeling indicated interest rate sensitivity as follows:

Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	March 31, 2023
Down 300	1.11%
Down 200	5.07
Down 100	5.37
No Change	—
Up 100	1.85
Up 200	3.55
Up 300	5.27

The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and client behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, client behavior and management strategies, among other factors.
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. FHLB advances and wholesale deposits are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure. Management has the authorization, as permitted within applicable approved policies, and ability to utilize derivatives should they be appropriate to manage interest rate exposure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

    In addition to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, the Corporation also identified the following risk factors:

Recent volatility in the banking sector may result in new legislation, regulations or policy changes that could subject the Corporation and the Bank to increased government regulation and supervision.

The recent failures of Silicon Valley Bank and Signature Bank prompted responses by the FDIC, the Federal Reserve and the U.S. Treasury Secretary to protect the depositors of these institutions. Congress and the federal banking agencies have begun to evaluate the events leading to the failures and have posited varying theories, such as inadequate regulation and supervision, and a failure by the institutions to effectively manage interest rate and liquidity risks. Continued evaluation of these recent developments may lead to governmental initiatives intended to prevent future bank failures under similar circumstances, including modifications to the risk-based capital regulations. The federal banking agencies may also re-evaluate applicable liquidity risk management standards. Although we cannot predict with certainty which initiatives may be pursued by legislators and regulatory agencies, or the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products that the Bank may offer, and limit the future growth of the Corporation and the Bank, any of which could materially and adversely affect the business, results of operations or financial condition of the Corporation.

The proportion of the Corporation’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk.

There is growing consensus that the proportion of the deposits that exceeded FDIC insurance limits at Silicon Valley Bank and Signature Bank was a significant factor in the recent failure of these institutions. In response to these, many large depositors across the industry withdrew deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and low-risk securities accounts in an effort to mitigate the risk of potential further bank failures. While the Bank has not experienced significant withdrawal activity in connection with the recent bank failures, if a significant portion of the Bank’s deposits were to be withdrawn within a short period of time in connection with a similar future crisis, additional sources of funding may be required to meet withdrawal demands. The Corporation may be unable to obtain sufficient funding on favorable terms, which may have an adverse effect on the Corporation’s net interest margin. In addition, funding deposit obligations may be more difficult in a high interest rate environment. Because the Corporation’s available-for-sale investment securities may lose value when interest rates rise, proceeds from the sale of such assets may be diminished during periods of elevated interest rates. Under such circumstances, the Corporation may be required to access funding from sources such as the Federal Reserve Discount Window, the recently established Bank Term Funding Program or other alternative liquidity sources in order to manage our liquidity risk.

The Corporation may be subject to increases in FDIC insurance assessments as a result of the recent bank failures.

The significant losses incurred by the FDIC’s Deposit Insurance Fund in connection with the resolution of the recent bank failures are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies. The FDIC is required to consider a variety of factors in determining the terms and applicability of any such special assessment, including, without limitation, the types of entities that benefit from the action taken by the agencies, economic conditions, and anticipated industry impacts. The FDIC has announced that it intends to publish a notice of proposed rulemaking for a special assessment in May 2023. It is also possible that the FDIC will alter the assessment rate schedule or calculation methodology relating to regular deposit insurance assessments in response to the recent bank failures. Although the Corporation cannot predict the specific timing and terms of any special assessment relating to the recent bank failures, or any other potential increase in deposit insurance assessment rates, any significant increase in the Bank’s assessment fees could have a materially adverse effect on the Corporation’s results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
    As previously announced, effective January 27, 2023, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, effective January 31, 2023 through January 31, 2024. As of March 31, 2023, the Company had repurchased a total of 41,526 shares for approximately $1.3 million at an average cost of $31.75 per share.
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

    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	15,868	36.35	15,868	—
March 1, 2023 - March 31, 2023	40,526	31.67	40,526	—
Total	56,394	32.98	56,394	121,272

(1)During the first quarter of 2023, the Corporation repurchased an aggregate 56,394 shares of the Corporation’s common stock in open-market transactions, of which 41,526 shares were purchased pursuant to the repurchase program publicly announced on January 27, 2023, and of which 14,868 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)Number of shares available to be purchased under the January 27, 2023 share repurchase program was calculated by dividing the closing stock price on March 31, 2023 of $30.51 by the $3.7 million remaining capacity.

Item 6. Exhibits

10.1
Change in Control Agreement by and between First Business Financial Services, Inc. and Brian D. Spielmann, effective as of April 1, 2023 (incorporated by reference to the Current Report on Form 8-K filed on April 3, 2023)

10.2
Consulting Agreement by and between First Business Financial Services, Inc. and Edward G. Sloane, Jr., effective as of April 1, 2023 (incorporated by reference to the Current Report on Form 8-K filed on April 3, 2023)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 28, 2023	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 28, 2023	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)