Form 10-Q
period 2023-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2023-10-27
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 20, 2023 was 8,314,901 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$23,303	$25,811
Short-term investments	109,612	76,871
Cash and cash equivalents	132,915	102,682
Securities available-for-sale, at fair value	272,163	212,024
Securities held-to-maturity, at amortized cost	8,689	12,635
Loans held for sale	4,168	2,632
Loans and leases receivable, net of allowance for credit losses of $29,331 and $24,230, respectively	2,734,683	2,418,836
Premises and equipment, net	6,157	4,340
Repossessed assets	61	95
Right-of-use assets, net	6,800	7,690
Bank-owned life insurance	55,123	54,018
Federal Home Loan Bank stock, at cost	13,528	17,812
Goodwill and other intangible assets	12,110	12,159
Derivatives	93,702	68,581
Accrued interest receivable and other assets	78,751	63,107
Total assets	$3,418,850	$2,976,611
Liabilities and Stockholders’ Equity
Deposits	$2,657,007	$2,168,206
Federal Home Loan Bank advances and other borrowings	363,891	456,808
Lease liabilities	9,236	10,175
Derivatives	78,696	61,419
Accrued interest payable and other liabilities	29,262	19,363
Total liabilities	3,138,092	2,715,971
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at September 30, 2023 and December 31, 2022, respectively	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,418,413 and 9,371,078 shares issued, 8,315,186 and 8,362,085 shares outstanding at September 30, 2023 and December 31, 2022, respectively	95	94
Additional paid-in capital	89,947	87,512
Retained earnings	223,068	203,507
Accumulated other comprehensive loss	(14,234)	(15,310)
Treasury stock, 1,103,227 and 1,008,993 shares at September 30, 2023 and December 31, 2022, respectively, at cost	(30,110)	(27,155)
Total stockholders’ equity	280,758	260,640
Total liabilities and stockholders’ equity	$3,418,850	$2,976,611

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$47,868	$30,174	$131,962	$78,934
Securities	2,198	1,165	5,601	3,204
Short-term investments	875	447	2,604	915
Total interest income	50,941	31,786	140,167	83,053
Interest expense
Deposits	19,803	3,181	48,774	5,005
Federal Home Loan Bank advances and other borrowings	2,542	2,721	8,344	6,573
Junior subordinated notes	—	—	—	504
Total interest expense	22,345	5,902	57,118	12,082
Net interest income	28,596	25,884	83,049	70,971
Provision for credit losses	1,817	12	5,610	(4,569)
Net interest income after provision for credit losses	26,779	25,872	77,439	75,540
Non-interest income
Private wealth management service fees	2,945	2,618	8,492	8,311
Gain on sale of Small Business Administration loans	851	732	1,771	2,269
Service charges on deposits	835	1,018	2,283	3,058
Loan fees	786	814	2,495	2,163
Increase in cash surrender value of bank-owned life insurance	376	359	1,106	1,057
Net loss on sale of securities	—	—	(45)	—
Swap fees	992	341	2,526	1,038
Other non-interest income	1,645	2,315	5,586	4,559
Total non-interest income	8,430	8,197	24,214	22,455
Non-interest expense
Compensation	15,573	14,817	46,610	42,475
Occupancy	575	566	1,809	1,689
Professional fees	1,429	1,203	4,012	3,671
Data processing	953	719	2,889	2,391
Marketing	758	543	2,165	1,713
Equipment	349	253	1,000	732
Computer software	1,289	1,128	3,668	3,327
FDIC insurance	680	230	1,653	840
Other non-interest expense	1,583	569	3,181	1,469
Total non-interest expense	23,189	20,028	66,987	58,307
Income before income tax expense	12,020	14,041	34,666	39,688
Income tax expense	2,079	3,215	7,409	8,986
Net income	9,941	10,826	27,257	30,702
Preferred stock dividend	218	218	656	464
Net income available to common shareholders	$9,723	$10,608	$26,601	$30,238
Earnings per common share
Basic	$1.17	$1.25	$3.19	$3.57
Diluted	1.17	1.25	3.19	3.57
Dividends declared per share	0.2275	0.1975	0.6825	0.5925
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net income	$9,941	$10,826	$27,257	$30,702
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized securities losses arising during the period	(6,194)	(10,174)	(6,446)	(29,839)
Reclassification adjustment for net loss realized in net income	—	—	45	—
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	1	3	4	11
Interest rate swaps:
Unrealized gains on interest rate swaps arising during the period	5,713	3,452	7,844	9,496
Income tax benefit (expense)	123	1,719	(371)	5,201
Total other comprehensive (loss) income	(357)	(5,000)	1,076	(15,131)
Comprehensive income	$9,584	$5,826	$28,333	$15,571

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2022	8,457,564	$—	$93	$85,797	$170,020	$(1,457)	$(22,031)	$232,422
Net income	—	—	—	—	8,672	—	—	8,672
Other comprehensive loss	—	—	—	—	—	(6,406)	—	(6,406)
Issuance of preferred stock, net of issuance costs	—	11,992	—	—	—	—	—	11,992
Share-based compensation - restricted shares and employee stock purchase plan	47,864	—	1	608	—	—	—	609
Issuance of common stock under the employee stock purchase plan	1,380	—	—	40	—	—	—	40
Treasury stock re-issued	—	—	—	(1,002)	—	—	1,002	—
Cash dividends ($0.1975 per share)	—	—	—	—	(1,670)	—	—	(1,670)
Treasury stock purchased	(18,223)	—	—	—	—	—	(608)	(608)
Balance at March 31, 2022	8,488,585	$11,992	$94	$85,443	$177,022	$(7,863)	$(21,637)	$245,051
Net income	—	—	—	—	11,204	—	—	11,204
Other comprehensive loss	—	—	—	—	—	(3,725)	—	(3,725)
Share-based compensation - restricted shares and employee stock purchase plan	27,114	—	—	645	—	—	—	645
Issuance of common stock under the employee stock purchase plan	1,254	—	—	35	—	—	—	35
Preferred stock dividends	—	—	—	—	(246)	—	—	(246)
Cash dividends ($0.1975 per share)	—	—	—	—	(1,678)	—	—	(1,678)
Treasury stock purchased	(41,000)	—	—	—	—	—	(1,363)	(1,363)
Balance at June 30, 2022	8,475,953	$11,992	$94	$86,123	$186,302	$(11,588)	$(23,000)	$249,923
Net income	—	—	—	—	10,826	—	—	10,826
Other comprehensive loss	—	—	—	—	—	(5,000)	—	(5,000)
Share-based compensation - restricted shares and employee stock purchase plan	1,291	—	—	651	—	—	—	651
Issuance of common stock under the employee stock purchase plan	1,006	—	—	29	—	—	—	29
Preferred stock dividends	—	—	—	—	(218)	—	—	(218)
Cash dividends ($0.1975 per share)	—	—	—	—	(1,675)	—	—	(1,675)
Treasury stock purchased	(46,202)	—	—	—	—	—	(1,532)	(1,532)
Balance at September 30, 2022	8,432,048	$11,992	$94	$86,803	$195,235	$(16,588)	$(24,532)	$253,004

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2022	8,362,085	$11,992	$94	$87,512	$203,507	$(15,310)	$(27,155)	$260,640
Cumulative change in accounting principle	—	—	—	—	(1,353)	—	—	(1,353)
Balance at January 1, 2023	8,362,085	11,992	94	87,512	202,154	(15,310)	(27,155)	259,287
Net income	—	—	—	—	8,979	—	—	8,979
Other comprehensive income	—	—	—	—	—	1,639	—	1,639
Share-based compensation - restricted shares and employee stock purchase plan	(426)	—	—	634	—	—	—	634
Issuance of common stock under the employee stock purchase plan	1,005	—	—	27	—	—	—	27
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.2275 per share)	—	—	—	—	(1,906)	—	—	(1,906)
Treasury stock purchased	(56,394)	—	—	—	—	—	(1,860)	(1,860)
Balance at March 31, 2023	8,306,270	11,992	94	88,173	209,008	(13,671)	(29,015)	266,581
Net income	—	—	—	—	8,337	—	—	8,337
Other comprehensive loss	—	—	—	—	—	(206)	—	(206)
Share-based compensation - restricted shares and employee stock purchase plan	45,280	—	1	1,071	—	—	—	1,072
Issuance of common stock under the employee stock purchase plan	1,044	—	—	28	—	—	—	28
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.2275 per share)	—	—	—	—	(1,889)	—	—	(1,889)
Treasury stock purchased	(37,129)	—	—	—	—	—	(1,072)	(1,072)
Balance at June 30, 2023	8,315,465	$11,992	$95	$89,272	$215,237	$(13,877)	$(30,087)	$272,632
Net income	—	—	—	—	9,941	—	—	9,941
Other comprehensive loss	—	—	—	—	—	(357)	—	(357)
Share-based compensation - restricted shares and employee stock purchase plan	(702)	—	—	643	—	—	—	643
Issuance of common stock under the employee stock purchase plan	1,134	—	—	32	—	—	—	32
Preferred stock dividends	—	—	—	—	(218)	—	—	(218)
Cash dividends ($0.2275 per share)	—	—	—	—	(1,892)	—	—	(1,892)
Treasury stock purchased	(711)	—	—	—	—	—	(23)	(23)
Balance at September 30, 2023	8,315,186	$11,992	$95	$89,947	$223,068	$(14,234)	$(30,110)	$280,758

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Operating activities
Net income	$27,257	$30,702
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(733)	(2,258)
Impairment of tax credit investments	—	(351)
Provision for credit losses	5,610	(4,569)
Depreciation, amortization and accretion, net	2,838	3,088
Share-based compensation	2,349	1,905
Net loss on disposal of fixed assets	73	—
Gain on disposal of lease equipment	—	(478)
Amortization of tax credit investments	2,882	552
Bank-owned life insurance policy income	(1,106)	(1,057)
Origination of loans for sale	(115,925)	(94,433)
Sale of loans originated for sale	116,160	99,499
Gain on sale of loans originated for sale	(1,771)	(2,269)
Net loss on repossessed assets	9	27
Loan servicing right impairment valuation	—	15
Return on investment in limited partnerships	3,542	314
Excess tax benefit expense from share-based compensation	185	183
Net payments on operating lease liabilities	(1,061)	(1,096)
Net decrease in accrued interest receivable and other assets	(8,825)	(4)
Net increase in accrued interest payable and other liabilities	7,474	1,620
Net cash provided by operating activities	38,958	31,390
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	16,536	32,699
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	3,932	6,190
Proceeds from sale of available-for-sale securities	5,028	—
Purchases of available-for-sale securities	(88,563)	(54,098)
Proceeds from sale of repossessed assets	25	37
Net increase in loans and leases	(321,570)	(86,487)
Investments in limited partnerships	(1,106)	(797)
Returns of investments in limited partnerships	7	17
Investment in tax credit investments	(11,430)	(11,146)
Distribution from tax credit investments	33	474
Investment in Federal Home Loan Bank stock	(30,540)	(35,650)
Proceeds from the sale of Federal Home Loan Bank stock	34,824	33,285
Purchases of leasehold improvements and equipment, net	(2,574)	(1,847)
Purchases of bank-owned life insurance policies	—	(25)
Proceeds from redemption of Trust II stock	—	315
Net cash used in investing activities	(395,398)	(117,033)
Financing activities
Net increase in deposits	488,801	129,622
Repayment of Federal Home Loan Bank advances	(1,536,255)	(1,993,844)
Proceeds from Federal Home Loan Bank advances	1,434,375	2,002,844
Proceeds from issuance of subordinated notes and debentures	15,000	20,000

Repayment of subordinated notes and debentures	—	(9,090)
Repayment of junior subordinated notes payable	—	(10,076)
Net decrease in long-term borrowed funds	(6,037)	(3,064)
Cash dividends paid	(5,687)	(5,023)
Preferred stock dividends paid	(656)	(464)
Proceeds from issuance of common stock under ESPP	87	104
Proceeds from issuance of preferred stock	—	11,992
Purchase of treasury stock	(2,955)	(3,503)
Net cash provided by financing activities	386,673	139,498
Net increase in cash and cash equivalents	30,233	53,855
Cash and cash equivalents at the beginning of the period	102,682	57,110
Cash and cash equivalents at the end of the period	$132,915	$110,965
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$51,092	$11,083
Net income taxes paid (received)	5,022	3,263
Non-cash investing and financing activities:
Transfer of loans to repossessed assets	—	50
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community financial institutions. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. As of September 30, 2023, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).
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
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2023. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$9,941	$10,826	$27,257	$30,702
Less: preferred stock dividends	218	218	656	464
Less: earnings allocated to participating securities	242	281	690	834
Basic earnings allocated to common shareholders	$9,481	$10,327	$25,911	$29,404
Weighted-average common shares outstanding, excluding participating securities	8,107,641	8,230,902	8,134,587	8,237,879
Basic earnings per common share	$1.17	$1.25	$3.19	$3.57

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$9,481	$10,327	$25,911	$29,404
Weighted-average diluted common shares outstanding, excluding participating securities	8,107,641	8,230,902	8,134,587	8,237,879
Diluted earnings per common share	$1.17	$1.25	$3.19	$3.57

Note 3 — Share-Based Compensation
The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2023, 328,787 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.
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
The Corporation may also issue performance-based restricted stock units (“PRSU”). Vesting of the performance-based restricted stock units will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Average Equity (“ROAE”) for issuances prior to 2023 or Return on Average Common Equity (“ROACE”) for issuances after 2022, and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROAE or ROACE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards and units issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROAE or ROACE metric will be adjusted if there is a change in the expectation of ROAE or ROACE. The compensation expense for the awards expected to vest for the percentage of performance based restricted stock units subject to the TSR metric are never adjusted and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
Restricted stock activity for the year ended December 31, 2022 and the nine months ended September 30, 2023 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2021	141,617	$23.06	63,120	$28.20	5,052	$23.56	209,789	$24.62
Granted (1)	62,560	34.04	37,335	24.71	3,115	27.95	103,010	30.47
Vested	(62,353)	23.21	(43,020)	18.91	(2,062)	23.20	(107,435)	21.49
Forfeited	(8,507)	26.15	—	—	—	—	(8,507)	26.15
Nonvested balance as of December 31, 2022	133,317	27.95	57,435	32.89	6,105	25.92	196,857	29.32
Granted (1)	—	—	34,840	35.79	52,765	34.43	87,605	34.97
Vested	(55,500)	27.01	(36,120)	31.32	(3,253)	26.07	(94,873)	28.61
Forfeited	(3,340)	29.00	—	—	(180)	36.42	(3,520)	29.37
Nonvested balance as of September 30, 2023	74,477	$28.60	56,155	$35.70	55,437	$33.98	186,069	$32.34
Unrecognized compensation cost (in thousands)	$1,509		$1,091		$1,510		$4,110
Weighted average remaining recognition period (in years)	1.97		1.77		2.90		2.26
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the performance based restricted stock units. The number of shares actually issued may vary. During the nine months ended September 30, 2023, an additional 18,060 were issued related to actual performance results of previously granted awards.
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
During the nine months ended September 30, 2023, the Corporation issued 3,183 shares of common stock under the ESPP. As of September 30, 2023, 231,783 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Share-based compensation expense	$643	$651	$2,349	$1,905

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$14,075	$—	$(534)	13,541
U.S. government agency securities - government-sponsored enterprises	28,568	40	(669)	27,939
Municipal securities	40,510	—	(7,470)	33,040
Residential mortgage-backed securities - government issued	59,274	—	(3,514)	55,760
Residential mortgage-backed securities - government-sponsored enterprises	128,609	—	(15,626)	112,983
Commercial mortgage-backed securities - government issued	3,272	—	(595)	2,677
Commercial mortgage-backed securities - government-sponsored enterprises	31,983	—	(5,760)	26,223
	$306,291	$40	$(34,168)	$272,163

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,977	$—	$(532)	$4,445
U.S. government agency securities - government-sponsored enterprises	13,666	70	(531)	13,205
Municipal securities	45,088	90	(5,867)	39,311
Residential mortgage-backed securities - government issued	21,790	—	(2,359)	19,431
Residential mortgage-backed securities - government-sponsored enterprises	119,265	—	(12,942)	106,323
Commercial mortgage-backed securities - government issued	3,450	—	(518)	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	31,515	—	(5,138)	26,377
	$239,751	$160	$(27,887)	$212,024

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of September 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$4,213	$—	$(140)	$4,073
Residential mortgage-backed securities - government issued	1,312	—	(99)	1,213
Residential mortgage-backed securities - government-sponsored enterprises	1,159	—	(82)	1,077
Commercial mortgage-backed securities - government-sponsored enterprises	2,005	—	(155)	1,850
	$8,689	$—	$(476)	$8,213

	As of December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$7,467	$7	$(70)	$7,404
Residential mortgage-backed securities - government issued	1,625	—	(107)	1,518
Residential mortgage-backed securities - government-sponsored enterprises	1,537	—	(93)	1,444
Commercial mortgage-backed securities - government-sponsored enterprises	2,006	—	(102)	1,904
	$12,635	$7	$(372)	$12,270

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold no available-for-sale securities during the three months ended September 30, 2023 and 16 available-for-sale securities during the nine months ended September 30, 2023. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2022.

At September 30, 2023 and December 31, 2022, securities with a fair value of $43.3 million and $35.9 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at September 30, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$20,496	$20,439	$1,060	$1,048
Due in one year through five years	17,471	16,103	3,153	3,025
Due in five through ten years	15,325	13,381	—	—
Due in over ten years	29,861	24,597	—	—
	83,153	74,520	4,213	4,073
Residential mortgage-backed securities	187,883	168,743	2,471	2,290
Commercial mortgage-backed securities	35,255	28,900	2,005	1,850
	$306,291	$272,163	$8,689	$8,213

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2023 and December 31, 2022. At September 30, 2023, the Corporation held 183 available-for-sale securities that were in an unrealized loss position, 153 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three and nine months ended September 30, 2023 and 2022, management concluded that in all instances securities with fair value less than carrying value was due to market and other factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$9,079	$14	$4,462	$520	$13,541	$534
U.S. government agency securities - government-sponsored enterprises	16,295	107	2,938	562	19,233	669
Municipal securities	—	—	33,040	7,470	33,040	7,470
Residential mortgage-backed securities - government issued	29,423	907	13,828	2,607	43,251	3,514
Residential mortgage-backed securities - government-sponsored enterprises	36,314	1,308	76,669	14,318	112,983	15,626
Commercial mortgage-backed securities - government issued	—	—	2,677	595	2,677	595
Commercial mortgage-backed securities - government-sponsored enterprises	874	42	25,349	5,718	26,223	5,760
	$91,985	$2,378	$158,963	$31,790	$250,948	$34,168

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,446	$532	$4,446	$532
U.S. government agency securities - government-sponsored enterprises	—	—	2,969	531	2,969	531
Municipal securities	26,759	3,132	10,133	2,735	36,892	5,867
Residential mortgage-backed securities - government issued	9,624	436	9,807	1,923	19,431	2,359
Residential mortgage-backed securities - government-sponsored enterprises	71,474	6,433	34,849	6,509	106,323	12,942
Commercial mortgage-backed securities - government issued	1,236	112	1,696	406	2,932	518
Commercial mortgage-backed securities - government-sponsored enterprises	7,758	984	18,619	4,154	26,377	5,138
	$116,851	$11,097	$82,519	$16,790	$199,370	$27,887

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2023 and December 31, 2022. At September 30, 2023, the Corporation held 30 held-to-maturity securities that were in an unrealized loss position, 24 of which have been in a continuous unrealized loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,896	$46	$2,177	$94	$4,073	$140
Residential mortgage-backed securities - government issued	—	—	1,213	99	1,213	99
Residential mortgage-backed securities - government-sponsored enterprises	—	—	1,077	82	1,077	82
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,850	155	1,850	155
	$1,896	$46	$6,317	$430	$8,213	$476

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,035	$52	$267	$18	$6,302	$70
Residential mortgage-backed securities - government issued	1,518	107	—	—	1,518	107
Residential mortgage-backed securities - government-sponsored enterprises	1,444	93	—	—	1,444	93
Commercial mortgage-backed securities - government-sponsored enterprises	1,904	102	—	—	1,904	102
	$10,901	$354	$267	$18	$11,168	$372
On January 1, 2023, the Corporation adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. As of January 1, 2023 and September 30, 2023, the Corporation estimated the expected credit losses to be immaterial based on the composition of the securities portfolio.

Note 5 — Loans and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	September 30, 2023	December 31, 2022
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$236,058	$268,354
Commercial real estate — non-owner occupied	753,517	687,091
Construction	211,828	218,751
Multi-family	409,714	350,026
1-4 family	24,235	17,728
Total commercial real estate	1,635,352	1,541,950
Commercial and industrial	1,083,698	853,327
Consumer and other	44,808	47,938
Total gross loans and leases receivable	2,763,858	2,443,215
Less:
Allowance for credit losses	29,331	24,230
Deferred loan fees and costs, net	(156)	149
Loans and leases receivable, net	$2,734,683	$2,418,836
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended September 30, 2023, and 2022, was $10.7 million and $9.2 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the nine months ended September 30, 2023, and 2022, was $20.5 million and $26.6 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2023, and 2022, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at September 30, 2023, and December 31, 2022, was $91.1 million and $88.5 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended September 30, 2023, and 2022, was $39.2 million and $25.4 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. The total principal amount of transferred participation interests in other, non-SBA originated loans during the nine months ended September 30, 2023, and 2022, was $93.9 million and $70.6 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at September 30, 2023, and December 31, 2022, was $265.2 million and $222.9 million, respectively. As of September 30, 2023, and December 31, 2022, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $362.9 million and $339.0 million, respectively. As of September 30, 2023 and December 31, 2022, the non-SBA originated participation portfolio contained no non-performing loans. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loan participations purchased on the unaudited Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-performing loans by class of receivable, and considering certain credit quality indicators:

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$23,686	$35,050	$30,899	$45,517	$22,815	$74,599	$854	$233,420
II	—	—	—	—	—	2,638	—	2,638
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$23,686	$35,050	$30,899	$45,517	$22,815	$77,237	$854	$236,058

Commercial real estate — non-owner occupied
Category
I	$63,933	$88,468	$73,530	$50,707	$61,700	$327,526	$30,764	$696,628
II	—	—	—	2,277	16,621	9,177	—	28,075
III	—	—	—	—	8,709	20,105	—	28,814
IV	—	—	—	—	—	—	—	—
Total	$63,933	$88,468	$73,530	$52,984	$87,030	$356,808	$30,764	$753,517

Construction
Category
I	$22,994	$83,860	$48,685	$34,645	$439	$7,055	$14,150	$211,828
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$22,994	$83,860	$48,685	$34,645	$439	$7,055	$14,150	$211,828

Multi-family
Category
I	$66,904	$35,342	$48,858	$113,872	$23,015	$118,710	$3,013	$409,714
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$66,904	$35,342	$48,858	$113,872	$23,015	$118,710	$3,013	$409,714

1-4 family
Category
I	$—	$8,161	$2,710	$2,378	$451	$2,941	$7,570	$24,211
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	24	—	24
Total	$—	$8,161	$2,710	$2,378	$451	$2,965	$7,570	$24,235

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Category
I	$238,317	$154,061	$92,754	$43,801	$23,071	$30,303	$426,772	$1,009,079
II	1,005	8,967	866	248	3,372	167	8,537	23,162
III	945	9,024	5,134	6,136	1,184	4,077	7,353	33,853
IV	592	5,325	1,272	425	126	315	9,549	17,604
Total	$240,859	$177,377	$100,026	$50,610	$27,753	$34,862	$452,211	$1,083,698

Consumer and other
Category
I	$6,102	$9,068	$3,266	$12,588	$2,162	$3,579	$8,043	$44,808
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$6,102	$9,068	$3,266	$12,588	$2,162	$3,579	$8,043	$44,808

Total Loans
Category
I	$421,936	$414,010	$300,702	$303,508	$133,653	$564,713	$491,166	$2,629,688
II	1,005	8,967	866	2,525	19,993	11,982	8,537	53,875
III	945	9,024	5,134	6,136	9,893	24,182	7,353	62,667
IV	592	5,325	1,272	425	126	339	9,549	$17,628
Total	$424,478	$437,326	$307,974	$312,594	$163,665	$601,216	$516,605	$2,763,858
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Performing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$236,058	$236,058
Non-owner occupied	—	—	—	—	753,517	753,517
Construction	—	—	—	—	211,828	211,828
Multi-family	—	—	—	—	409,714	409,714
1-4 family	—	—	—	—	24,211	24,211
Commercial and industrial	1,874	1,269	—	3,143	1,062,951	1,066,094
Consumer and other	—	—	—	—	44,808	44,808
Total	1,874	1,269	—	3,143	2,743,087	2,746,230
Non-performing loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	24	24
Commercial and industrial	408	1,406	5,184	6,998	10,606	17,604
Consumer and other	—	—	—	—	—	—
Total	408	1,406	5,184	6,998	10,630	17,628
Total loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	236,058	236,058
Non-owner occupied	—	—	—	—	753,517	753,517
Construction	—	—	—	—	211,828	211,828
Multi-family	—	—	—	—	409,714	409,714
1-4 family	—	—	—	—	24,235	24,235
Commercial and industrial	2,282	2,675	5,184	10,141	1,073,557	1,083,698
Consumer and other	—	—	—	—	44,808	44,808
Total	$2,282	$2,675	$5,184	$10,141	$2,753,717	$2,763,858
Percent of portfolio	0.08%	0.10%	0.19%	0.37%	99.63%	100.00%

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Performing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$268,354	$268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Construction	—	—	—	—	218,751	218,751
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,698	17,698
Commercial and industrial	1,437	403	—	1,840	847,858	849,698
Consumer and other	—	—	—	—	47,938	47,938
Total	1,652	403	—	2,055	2,437,501	2,439,556
Non-performing loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	30	30
Commercial and industrial	439	126	2,464	3,029	600	3,629
Other	—	—	—	—	—	—
Total	439	126	2,464	3,029	630	3,659
Total loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	268,354	268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Construction	—	—	—	—	218,751	218,751
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,728	17,728
Commercial and industrial	1,876	529	2,464	4,869	848,458	853,327
Consumer and other	—	—	—	—	47,938	47,938
Total	$2,091	$529	$2,464	$5,084	$2,438,131	$2,443,215
Percent of portfolio	0.09%	0.02%	0.10%	0.21%	99.79%	100.00%

The Corporation’s total non-performing assets consisted of the following:

	September 30, 2023	December 31, 2022
	(In Thousands)
Non-performing loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$—	$—
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	24	30
Total non-performing commercial real estate	24	30
Commercial and industrial	17,604	3,629
Consumer and other	—	—
Total non-performing loans and leases	17,628	3,659
Repossessed assets, net	61	95
Total non-performing assets	$17,689	$3,754

	September 30, 2023	December 31, 2022
Total non-performing loans and leases to gross loans and leases	0.64%	0.15%
Total non-performing assets to total gross loans and leases plus repossessed assets, net	0.64	0.15
Total non-performing assets to total assets	0.52	0.13
Allowance for credit losses to gross loans and leases	1.12	0.99
Allowance for credit losses to non-performing loans and leases	176.06	662.20
Occasionally, the Corporation modifies loans to borrowers in financial distress. There were two commercial and industrial loans for a total of $716,000 modified during the three and nine months ended September 30, 2023. The modifications consisted of payment deferrals. These loans are included in total non-performing loans and are currently 25 and 117 days past due, respectively. No loans were modified during the three and nine ended September 30, 2022. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three and nine months ended September 30, 2023 and 2022. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of September 30, 2023.

The following represents additional information regarding the Corporation’s non-performing loans and leases, by portfolio segment:

As of and for the Nine Months Ended September 30, 2023
	Recorded Investment(1)	Unpaid Principal Balance	Individual Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
(In Thousands)
With no individual reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	24	29	—	27	3	17	(14)
Commercial and industrial	11,357	11,361	—	4,263	436	70	366
Consumer and other	—	—	—	—	—	—	—
Total	11,381	11,390	—	4,290	439	87	352
With individual reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	6,247	6,247	3,982	3,412	265	21	244
Consumer and other	—	—	—	—	—	—	—
Total	6,247	6,247	3,982	3,412	265	21	244
Total:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	24	29	—	27	3	17	(14)
Commercial and industrial	17,604	17,608	3,982	7,675	701	91	610
Consumer and other	—	—	—	—	—	—	—
Grand total	$17,628	$17,637	$3,982	$7,702	$704	$108	$596
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2022
	Recorded Investment(1)	Unpaid Principal Balance	Individual Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no individual reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$180	$14	$759	$(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	1,037	1,037	—	3,153	277	587	(310)
Consumer and other	—	—	—	—	—	—	—
Total	1,067	1,072	—	3,445	299	1,435	(1,136)
With individual reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,592	2,612	1,650	1,454	101	1	100
Consumer and other	—	—	—	—	—	—	—
Total	2,592	2,612	1,650	1,454	101	1	100
Total:
Commercial real estate:
Owner occupied	—	—	—	180	14	759	(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	3,629	3,649	1,650	4,607	378	588	(210)
Consumer and other	—	—	—	—	—	—	—
Grand total	$3,659	$3,684	$1,650	$4,899	$400	$1,436	$(1,036)
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

The difference between the recorded investment of loans and leases and the unpaid principal balance of $9,000 and $26,000 as of September 30, 2023, and December 31, 2022, respectively, represents partial charge-offs of loans and leases resulting from losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.

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
•Economic forecast – the Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of June 30, 2023, the Corporation selected a forecast which forecasts unemployment between 3.81% and 4.58% and GDP growth change between 0.66% and 1.39% over the next four quarters. As of September 30, 2023, the Corporation selected a forecast which forecasts unemployment between 3.89% and 4.10% and GDP growth change between 1.06% and 1.87% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics.

ACL Activity
A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,721	$5,241	$2,293	$3,426	$249	$16,223	$544	$29,697
Charge-offs	—	—	—	—	—	(562)	—	(562)
Recoveries	3	—	—	—	9	72	—	84
Net recoveries (charge-offs)	3	—	—	—	9	(490)	—	(478)
Provision for credit losses	(151)	26	68	96	(10)	1,833	(45)	1,817
Ending balance	$1,573	$5,267	$2,361	$3,522	$248	$17,566	$499	$31,036
Components:
Allowance for loan losses	1,556	5,209	1,441	3,512	228	16,946	439	29,331
Allowance for unfunded credit commitments	17	58	920	10	20	620	60	1,705
Total ACL	$1,573	$5,267	$2,361	$3,522	$248	$17,566	$499	$31,036

	As of and for the Three Months Ended September 30, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$13,410	$9,866	$828	$24,104
Charge-offs	—	(33)	(21)	(54)
Recoveries	23	50	8	81
Net recoveries	23	17	(13)	27
Provision for credit losses	(492)	629	(125)	12
Ending balance	$12,941	$10,512	$690	$24,143

	As of and for the Nine Months Ended September 30, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,766	$5,108	$1,646	$2,634	$207	$12,403	$466	$24,230
Impact of adopting ASC 326	(204)	(242)	796	(386)	(45)	1,873	26	1,818
Charge-offs	—	—	—	—	—	(1,057)	—	(1,057)
Recoveries	5	1	—	—	30	386	13	435
Net recoveries (charge-offs)	5	1	—	—	30	(671)	13	(622)
Provision for credit losses	6	400	(81)	1,274	56	3,961	(6)	5,610
Ending balance	$1,573	$5,267	$2,361	$3,522	$248	$17,566	$499	$31,036
Components:
Allowance for loan losses	1,556	5,209	1,441	3,512	228	16,946	439	29,331
Allowance for unfunded credit commitments	17	58	920	10	20	620	60	1,705
Total ACL	$1,573	$5,267	$2,361	$3,522	$248	$17,566	$499	$31,036

	As of and for the Nine Months Ended September 30, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$15,110	$8,413	$813	$24,336
Charge-offs	—	(140)	(21)	(161)
Recoveries	4,259	251	27	4,537
Net recoveries (charge-offs)	4,259	111	6	4,376
Provision for credit losses	(6,428)	1,988	(129)	(4,569)
Ending balance	$12,941	$10,512	$690	$24,143

ACL Summary
Loans collectively evaluated for credit losses in the following tables include all performing loans at September 30, 2023 and December 31, 2022. Loans individually evaluated for credit losses include all non-performing loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of September 30, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,556	$5,209	$1,441	$3,512	$228	$12,964	$439	$25,349
Individually evaluated for credit loss	—	—	—	—	—	3,982	—	3,982
Total	$1,556	$5,209	$1,441	$3,512	$228	$16,946	$439	$29,331
Loans and lease receivables:
Collectively evaluated for credit losses	$236,058	$753,517	$211,828	$409,714	$24,211	$1,066,094	$44,808	$2,746,230
Individually evaluated for credit loss	—	—	—	—	24	17,604	—	17,628
Total	$236,058	$753,517	$211,828	$409,714	$24,235	$1,083,698	$44,808	$2,763,858

	As of December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$11,361	$10,753	$466	$22,580
Individually evaluated for credit loss	—	1,650	—	1,650
Total	$11,361	$12,403	$466	$24,230
Loans and lease receivables:
Collectively evaluated for credit losses	$1,541,920	$849,698	$47,938	$2,439,556
Individually evaluated for credit loss	30	3,629	—	3,659
Total	$1,541,950	$853,327	$47,938	$2,443,215

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
The components of total lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Operating lease cost	$338	$382	$1,088	$1,147
Short-term lease cost	36	38	145	112
Variable lease cost	139	142	436	408
Less: sublease income	—	(45)	(75)	(134)
Total lease cost, net	$513	$517	$1,594	$1,533

Quantitative information regarding the Corporation’s operating leases was as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	7.89	8.06
Weighted-average discount rate	3.56%	3.40%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2023	$374
2024	1,527
2025	1,408
2026	1,400
2027	1,428
Thereafter	4,688
Total undiscounted cash flows	10,825
Discount on cash flows	(1,589)
Total lease liability	$9,236

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	September 30, 2023	December 31, 2022
	(In Thousands)
Accrued interest receivable	$12,380	$9,403
Net deferred tax asset	10,624	11,711
Investment in historic development entities	2,461	2,176
Investment in low-income housing development entity	21,744	13,514
Investment in limited partnerships	15,196	13,599
Prepaid expenses	4,762	3,821
Other assets	11,584	8,883
Total accrued interest receivable and other assets	$78,751	$63,107

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year-to-date averages.

	September 30, 2023			December 31, 2022
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$430,011	$455,653	—%	$537,107	$566,230	—%
Interest-bearing transaction accounts	779,789	657,155	3.26	576,601	503,668	0.79
Money market accounts	694,199	663,284	3.01	698,505	761,469	0.82
Certificates of deposit	285,265	271,684	3.95	153,757	97,448	1.39
Wholesale deposits	467,743	311,038	4.15	202,236	48,825	3.31
Total deposits	$2,657,007	$2,358,814	2.76	$2,168,206	$1,977,640	0.67

A summary of annual maturities of in-market and wholesale certificates of deposit at September 30, 2023 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2023	$365,358
2024	121,040
2025	17,504
2026	50,660
2027	73,837
Thereafter	14,609
$643,008

Wholesale deposits include $357.7 million and $110.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at September 30, 2023, compared to $187.2 million and $15.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2022. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included in the 2023 maturities above. As of September 30, 2023, the notional amount of derivatives designated as cash flow hedges totaled $256.3 million with a weighted average remaining maturity of 4.4 years and a weighted average rate of 3.79%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $109.0 million at September 30, 2023 and $81.6 million at December 31, 2022.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures
The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	September 30, 2023			December 31, 2022
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$4	5.35%	$—	$14	7.42%
FHLB advances	314,500	368,913	2.54	416,380	414,191	1.70
Line of credit	—	50	7.24	—	85	2.78
Other borrowings	—	802	8.31	6,088	8,624	5.23
Subordinated notes and debentures	49,391	34,495	4.84	34,340	35,095	5.06
Junior subordinated notes(1)	—	—	—	—	2,429	20.75
	$363,891	$404,264	2.75	$456,808	$460,438	2.12
(1)Weighted average rate of junior subordinated notes and debentures reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.
A summary of annual maturities of borrowings at September 30, 2023 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2023	$103,000
2024	35,500
2025	48,000
2026	60,000
2027	28,000
Thereafter	89,391
$363,891
The Corporation issued new subordinated debentures as of September 29, 2023. The aggregate principal amount of the newly issued subordinated debentures was $15.0 million which qualified as Tier 2 capital. The subordinated debentures bear a fixed interest rate of 8.0% with a maturity date of September 29, 2033. The Corporation may, at its option, redeem the debentures, in whole or part, at any time after the fifth anniversary of issuance. As of September 30, 2023, $608,000 of debt issuance costs remain in the subordinated note and debenture payable balance, of which $50,000 is related to the recently issued subordinated debentures.
As of December 31, 2022, the Corporation had other borrowings of $6.1 million, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting. As of September 30, 2023, the Corporation had no other borrowings. The Corporation has entered into derivative contracts hedging a portion of the borrowings included in the 2023 maturities above. As of September 30, 2023, the notional amount of derivatives designated as cash flow hedges totaled $96.4 million with a weighted average remaining maturity of 2.7 years and a weighted average rate of 1.78%.
As of September 30, 2023 and December 31, 2022, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 20, 2023, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2024.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and nine months ended September 30, 2023, the Board of Directors declared an aggregate preferred stock dividend of $218,000 and $656,000, respectively. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.
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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $983,000 at September 30, 2023, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Balance at the beginning of the period	$752	$673	$441	$635
SBA recourse provision	242	96	565	134
Charge-offs, net	(11)	(6)	(23)	(6)
Balance at the end of the period	$983	$763	$983	$763

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$13,541	$—	$13,541
U.S. government agency securities - government-sponsored enterprises	—	27,939	—	27,939
Municipal securities	—	33,040	—	33,040
Residential mortgage-backed securities - government issued	—	55,760	—	55,760
Residential mortgage-backed securities - government-sponsored enterprises	—	112,983	—	112,983
Commercial mortgage-backed securities - government issued	—	2,677	—	2,677
Commercial mortgage-backed securities - government-sponsored enterprises	—	26,223	—	26,223
Interest rate swaps	—	93,702	—	93,702
Liabilities:
Interest rate swaps	—	78,696	—	78,696

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,445	$—	$4,445
U.S. government agency securities - government-sponsored enterprises	—	13,205	—	13,205
Municipal securities	—	39,311	—	39,311
Residential mortgage-backed securities - government issued	—	19,431	—	19,431
Residential mortgage-backed securities - government-sponsored enterprises	—	106,323	—	106,323
Commercial mortgage-backed securities - government issued	—	2,932	—	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	—	26,377	—	26,377
Interest rate swaps	—	68,581	—	68,581
Liabilities:
Interest rate swaps	—	61,419	—	61,419

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and nine months ended September 30, 2023 or the year ended December 31, 2022 related to the above measurements.
Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$2,559	$2,559
Repossessed assets	—	—	61	61
Loan servicing rights	—	—	1,443	1,443

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,022	$1,022
Repossessed assets	—	—	95	95
Loan servicing rights	—	—	1,491	1,491

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $2.6 million and $1.0 million at September 30, 2023 and December 31, 2022, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 100% as of the measurement date of September 30, 2023. The weighted average of those unobservable inputs was 41%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2023
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$132,915	$132,915	$132,915	$—	$—
Securities available-for-sale	272,163	272,163	—	272,163	—
Securities held-to-maturity	8,689	8,213	—	8,213	—
Loans held for sale	4,168	4,501	—	4,501	—
Loans and lease receivables, net	2,734,683	2,689,337	—	—	2,689,337
Federal Home Loan Bank stock	13,528	N/A	N/A	N/A	N/A
Accrued interest receivable	12,380	12,380	12,380	—	—
Interest rate swaps	93,702	93,702	—	93,702	—
Financial liabilities:
Deposits	2,657,007	2,650,876	2,013,999	636,877	—
Federal Home Loan Bank advances and other borrowings	363,891	346,586	—	346,586	—
Accrued interest payable	10,079	10,079	10,079	—	—
Interest rate swaps	78,696	78,696	—	78,696	—
Off-balance sheet items:
Standby letters of credit	132	132	—	—	132
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2022
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$102,682	$102,682	$102,682	$—	$—
Securities available-for-sale	212,024	212,024	—	212,024	—
Securities held-to-maturity	12,635	12,270	—	12,270	—
Loans held for sale	2,632	2,829	—	2,829	—
Loans and lease receivables, net	2,418,836	2,394,702	—	—	2,394,702
Federal Home Loan Bank stock	17,812	N/A	N/A	N/A	N/A
Accrued interest receivable	9,403	9,403	9,403	—	—
Interest rate swaps	68,581	68,543	—	68,543	—
Financial liabilities:
Deposits	2,168,206	2,167,444	1,827,215	340,229	—
Federal Home Loan Bank advances and other borrowings	456,808	440,242	—	440,242	—
Accrued interest payable	4,053	4,053	4,053	—	—
Interest rate swaps	61,419	61,419	—	61,419	—
Off-balance sheet items:
Standby letters of credit	184	184	—	—	184
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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of September 30, 2023 and December 31, 2022, the credit valuation allowance was $38,000.
The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $78.7 million and gross liability of $291,000 as of September 30, 2023. No right of offset existed with the dealer counterparty swaps as of September 30, 2023.

All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and nine months ended September 30, 2023 and 2022 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $5.3 million and $7.5 million was recognized in other comprehensive income for the three and nine months ended September 30, 2023 and there were no ineffective portions of the hedges. A pre-tax unrealized gain of $3.2 million and $8.9 million was recognized in other comprehensive income for the three and nine months ended September 30, 2022 and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $421,000 and $353,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2023 and there was no ineffective portion of these hedges. A pre-tax unrealized gain of $215,000 and $592,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2022 and there was no ineffective portion of these hedges.

	As of September 30, 2023
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	4	$59,167	5.29	$291
Interest rate swap agreements on loans with third-party counterparties	99	$908,576	6.36	$78,405
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	8.53	$955
Interest rate swap related to wholesale funding	32	352,655	7.15	14,051
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	95	$849,409	6.44	$78,696

	As of December 31, 2022
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	2	$65,352	4.83	$1,010
Interest rate swap agreements on loans with third-party counter parties	84	744,233	7.37	60,409
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	9.28	$602
Interest rate swap related to wholesale funding	11	116,400	2.88	6,560
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	82	$678,881	7.61	$61,419

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
As of September 30, 2023, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of September 30, 2023
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$365,058	11.20%	$260,796	8.00%	$342,295	10.50%	N/A	N/A
First Business Bank	365,705	11.22	260,850	8.00	342,366	10.50	$326,063	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$284,974	8.74%	$195,597	6.00%	$277,096	8.50%	N/A	N/A
First Business Bank	335,012	10.27	195,638	6.00	277,154	8.50	$260,850	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$272,982	8.37%	$146,698	4.50%	$228,197	7.00%	N/A	N/A
First Business Bank	335,012	10.27	146,728	4.50	228,244	7.00	$211,941	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$284,974	8.65%	$131,840	4.00%	$131,840	4.00%	N/A	N/A
First Business Bank	335,012	10.16	131,845	4.00	131,845	4.00	$164,807	5.00%
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
Financial Performance Summary

    Results as of and for the three and nine months ended September 30, 2023 include:

•Net income available to common shareholders totaled $9.7 million, or diluted earnings per share of $1.17, for the three months ended September 30, 2023, compared to $10.6 million, or diluted earnings per share of $1.25, for the same period in 2022. Net income available to common shareholders totaled $26.6 million, or diluted earnings per share of $3.19, for the nine months ended September 30, 2023, compared to $30.2 million, or diluted earnings per share of $3.57, for the same period in 2022.
•Annualized return on average assets (“ROAA”) for the three months ended September 30, 2023 measured 1.19% compared to 1.54% for the same period in 2022. Annualized ROAA for the nine months ended September 30, 2023 measured 1.13% compared to 1.49% for the same period in 2022.
•Return on average common equity (“ROACE”) is defined as net income available to common shareholders divided by average equity less average preferred stock, if any. ROACE was 14.62% for the three months ended September 30, 2023, compared to 17.44% for the same period in 2022. ROACE was 13.72% for the nine months ended September 30, 2023, compared to 16.97% for the same period in 2022.
•Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, and PTPP ROAA for the three months ended September 30, 2023 were $14.1 million and 1.72%, respectively, compared to $14.2 million and 2.05% in the same period in 2022. PTPP and PTPP ROAA were $40.9 million and 1.74%, respectively, for the nine months ended September 30, 2023, compared to $34.9 million and 1.72% in the same period in 2022.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $582,000 for the three months ended September 30, 2023, compared to $807,000 for the same period in 2022. Fees in lieu of interest totaled $2.2 million for the nine months ended September 30, 2023, compared to $4.0 million for the same period in 2022.
•Net interest margin was 3.76% for the three months ended September 30, 2023 compared to 4.01% for the same period in 2022. Adjusted net interest margin, which excludes certain one-time and volatile items including fees in lieu of interest, was 3.66% for the three months ended September 30, 2023, compared to 3.89% for the same period in 2022. Net interest margin was 3.81% for the nine months ended September 30, 2023 compared to 3.71% for the same period in 2022. Adjusted net interest margin, which excludes certain one-time and volatile items, was 3.68% for the nine months ended September 30, 2023, compared to 3.53% for the same period in 2022.
•Top line revenue, defined as net interest income plus non-interest income, totaled $37.0 million for the three months ended September 30, 2023, compared to $34.1 million in the same period in 2022. Top line revenue totaled $107.3 million for the nine months ended September 30, 2023, compared to $93.4 million in the same period in 2022.
•Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 17.3% for the three months ended September 30, 2023 compared to 22.9% for the same period in 2022. Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 21.0% for the nine months ended September 30, 2023 compared to 22.6% for the same period in 2022.
•Provision for credit losses was an expense of $1.8 million for the three months ended September 30, 2023 compared to $12,000 for the same period in 2022. Provision for credit losses was an expense of $5.6 million for the nine months ended September 30, 2023 compared to a benefit of $4.6 million for the same period in 2022.

•Total assets at September 30, 2023 increased $442.2 million, or 19.8% annualized, to $3.419 billion from $2.977 billion at December 31, 2022.
•Period-end gross loans and leases receivable increased $320.6 million, or 17.5% annualized, to $2.764 billion as of September 30, 2023 compared to $2.443 billion as of December 31, 2022. Average gross loans and leases of $2.593 billion increased $314.6 million, or 13.8%, for the nine months ended September 30, 2023, compared to $2.278 billion for the same period in 2022.
•Non-performing assets were $17.7 million and 0.52% of total assets as of September 30, 2023, compared to $3.8 million and 0.13% of total assets as of December 31, 2022.
•The allowance for credit losses, including reserve for unfunded credit commitments, increased $6.8 million compared to December 31, 2022. The allowance for credit losses increased to 1.12% of total loans, compared to 0.99% at December 31, 2022.
•Period-end in-market deposits at September 30, 2023 increased $223.3 million, or 15.1% annualized, to $2.189 billion from $1.966 billion as of December 31, 2022. Average in-market deposits of $2.048 billion increased $126.3 million, or 6.6%, for the nine months ended September 30, 2023, compared to $1.921 billion for the same period in 2022.
•Private wealth and trust assets under management and administration increased by $254.6 million, or 12.8% annualized, to $2.915 billion at September 30, 2023, compared to $2.660 billion at December 31, 2022. Private wealth trust assets under management and administration increased $422.0 million, or 16.9%, compared to the same period in 2022.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased $2.9 million, or 8.6%, for the three months ended September 30, 2023, compared to the same period in 2022, due to a 10.5% and 2.8% increase in net interest income and non-interest income, respectively. The increase in net interest income was driven by an increase in average loans and leases outstanding. The increase in non-interest income was due to an increase in trust fee income, gains on the sale of SBA loans, and commercial loan swap fee income, partially offset by a reduction in income from investments in mezzanine funds and service charges on deposits.
Top line revenue increased $13.8 million, or 14.8%, for the nine months ended September 30, 2023, compared to the same period in 2022, due to a 17.0% and 7.8% increase in net interest income and non-interest income, respectively. The increase in net interest income was driven by an increase in net interest margin and average loans and leases outstanding. The increase in non-interest income was due to an increase trust fee income, commercial loan swap fee income, loan fee income, and income from investments in mezzanine funds, partially offset by a reduction in gains on the sale of SBA loans and service charges on deposits.
    The components of top line revenue were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$28,596	$25,884	$2,712	10.5%	$83,049	$70,971	$12,078	17.0%
Non-interest income	8,430	8,197	233	2.8	24,214	22,455	1,759	7.8
Top line revenue	$37,026	$34,081	$2,945	8.6	$107,263	$93,426	$13,837	14.8
Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Common Equity (“ROACE”)
    ROAA for the three and nine months ended September 30, 2023 decreased to 1.19% and 1.13%, respectively, compared to 1.54% and 1.49% for the three and nine months ended September 30, 2022, respectively. The decrease in ROAA was due to an increase in credit loss provision and operating expenses, partially offset by an increase in top line revenue. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROACE for the three and nine months ended September 30, 2023 was 14.62% and 13.72%, respectively, compared to 17.44% and 16.97% for the three and nine months ended September 30, 2022, respectively. The reasons for the change in ROACE are consistent with the net income variance explanation as discussed under ROAA above. We view ROACE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
ROAA and ROACE for the nine months ended September 30, 2022 were both favorably impacted by net recoveries of $4.4 million.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio measured 61.96% and 61.89% for the three and nine months ended September 30, 2023, respectively, compared to 58.46% and 62.61% for the three and nine ended September 30, 2022, respectively, as the percentage increase in top line revenue exceeded the percentage increase in operating expense resulting in positive operating leverage in the year-to-date period of comparison. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.
PTPP adjusted earnings for three and nine months ended September 30, 2023 was $14.1 million and $40.9 million, respectively, compared to $14.2 million and $34.9 million for the three and nine months ended September 30, 2022, respectively. PTPP adjusted earnings is defined as operating revenue less operating expense. The decrease in PTPP for the three months ended was primarily driven by an increase in operating expenses, partially offset by an increase in average loans and leases outstanding. The increase in PTPP for the nine months ended was primarily driven by an increase in average loans and leases outstanding and net interest margin expansion, partially offset by an increase in operating expenses as the Corporation continued to invest to achieve its strategic growth objectives. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the credit loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROACE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$23,189	$20,028	$3,161	15.8%	$66,987	$58,307	$8,680	14.9%
Less:
Net (gain) loss on repossessed assets	4	7	(3)	(42.9)	8	27	(19)	NM
SBA recourse provision	242	96	146	152.1	565	134	431	NM
Tax credit investment impairment recovery	—	—	—	NM	—	(351)	351	NM
Total operating expense (a)	$22,943	$19,925	$3,018	15.1	$66,414	$58,497	$7,917	13.5
Net interest income	$28,596	$25,884	$2,712	10.5	$83,049	$70,971	$12,078	17.0
Total non-interest income	8,430	8,197	233	2.8	24,214	22,455	1,759	7.8
Less:
Net loss on sale of securities	—	—	—	NM	(45)	—	(45)	NM
Adjusted non-interest income	8,430	8,197	233	2.8	24,259	22,455	1,804	8.0
Operating revenue (b)	$37,026	$34,081	$2,945	8.6	$107,308	$93,426	$13,882	14.9
Efficiency ratio	61.96%	58.46%			61.89%	62.61%

Pre-tax, pre-provision adjusted earnings (b-a)	$14,083	$14,156	$(73)	(0.5)	$40,894	$34,929	$5,965	17.1
Average total assets	$3,276,240	$2,758,961	$517,279	18.7	$3,130,426	$2,714,309	$416,117	15.3
Pre-tax, pre-provision adjusted return on average assets	1.72%	2.05%			1.74%	1.72%
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

    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2023 compared to the same period in 2022. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2023 Compared to 2022			2023 Compared to 2022
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$6,869	$1,474	$8,343	$22,286	$2,756	$25,042
Commercial and industrial loans(1)	4,067	5,142	9,209	16,101	11,509	27,610
Consumer and other loans(1)	168	(26)	142	448	(72)	376
Total loans and leases receivable	11,104	6,590	17,694	38,835	14,193	53,028
Mortgage-related securities	542	224	766	1,642	251	1,893
Other investment securities	176	91	267	362	142	504
FHLB and FRB Stock	311	(277)	34	291	(27)	264
Short-term investments	300	94	394	1,273	152	1,425
Total net change in income on interest-earning assets	12,433	6,722	19,155	42,403	14,711	57,114
Interest-bearing liabilities
Transaction accounts	5,041	728	5,769	13,861	607	14,468
Money market accounts	4,475	(214)	4,261	12,898	(372)	12,526
Certificates of deposit	1,664	982	2,646	4,560	2,980	7,540
Wholesale deposits	237	3,709	3,946	373	8,862	9,235
Total deposits	11,417	5,205	16,622	31,692	12,077	43,769
FHLB advances	1,889	(1,945)	(56)	2,840	(685)	2,155
Other borrowings	(23)	(100)	(123)	(35)	(349)	(384)
Junior subordinated notes(2)	—	—	—	(504)	—	(504)
Total net change in expense on interest-bearing liabilities	13,283	3,160	16,443	33,993	11,043	45,036
Net change in net interest income	$(850)	$3,562	$2,712	$8,410	$3,668	$12,078
(1)The average balances of loans and leases include non-performing loans and leases and loans held for sale.
(2)The rate column for the nine months ended September 30, 2022 included $236,000 in accelerated amortization of debt issuance costs.

    The tables below show our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2023 and 2022. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,605,464	$25,623	6.38%	$1,486,530	$17,280	4.65%
Commercial and industrial loans(1)	1,059,512	21,635	8.17	780,533	12,426	6.37
Consumer and other loans(1)	46,875	610	5.21	49,558	468	3.78
Total loans and leases receivable(1)	2,711,851	47,868	7.06	2,316,621	30,174	5.21
Mortgage-related securities(2)	204,291	1,681	3.29	168,433	915	2.17
Other investment securities(3)	67,546	517	3.06	51,812	250	1.93
FHLB and FRB stock	14,770	323	8.75	18,167	289	6.36
Short-term investments	40,318	552	5.48	27,912	158	2.26
Total interest-earning assets	3,038,776	50,941	6.71	2,582,945	31,786	4.92
Non-interest-earning assets	237,464			176,016
Total assets	$3,276,240			$2,758,961
Interest-bearing liabilities
Transaction accounts	$731,529	6,774	3.70	$486,704	1,005	0.83
Money market accounts	657,183	5,871	3.57	746,227	1,610	0.86
Certificates of deposit	282,674	2,986	4.23	113,529	340	1.20
Wholesale deposits	410,494	4,172	4.07	36,702	226	2.46
Total interest-bearing deposits	2,081,880	19,803	3.80	1,383,162	3,181	0.92
FHLB advances	342,117	2,117	2.48	432,528	2,173	2.01
Other borrowings	34,745	425	4.89	42,800	548	5.12
Total interest-bearing liabilities	2,458,742	22,345	3.64	1,858,490	5,902	1.27
Non-interest-bearing demand deposit accounts	434,330			584,535
Other non-interest-bearing liabilities	105,079			60,705
Total liabilities	2,998,151			2,503,730
Stockholders’ equity	278,089			255,231
Total liabilities and stockholders’ equity	$3,276,240			$2,758,961
Net interest income		$28,596			$25,884
Interest rate spread			3.07%			3.65%
Net interest-earning assets	$580,034			$724,455
Net interest margin			3.76%			4.01%
Average interest-earning assets to average interest-bearing liabilities	123.59%			138.98%
Return on average assets(4)	1.19			1.54
Return on average equity(4)	14.62			17.44
Average equity to average assets	8.49			9.25
Non-interest expense to average assets(4)	2.83			2.90
(1)The average balances of loans and leases include non-performing loans and leases and loans held for sale. Interest income related to non-performing loans and leases is recognized when collected. Interest income includes net loan fees in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.
(3)Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
(4)Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,556,988	$71,011	6.08%	$1,472,930	$45,969	4.16%
Commercial and industrial loans(1)	988,359	59,213	7.99	755,254	31,603	5.58
Consumer and other loans(1)	47,594	1,738	4.87	50,149	1,362	3.62
Total loans and leases receivable(1)	2,592,941	131,962	6.79	2,278,333	78,934	4.62
Mortgage-related securities(2)	193,196	4,372	3.02	176,654	2,479	1.87
Other investment securities(3)	61,396	1,229	2.67	52,324	725	1.85
FHLB and FRB stock	15,904	952	7.98	16,523	688	5.55
Short-term investments	43,437	1,652	5.07	29,509	227	1.03
Total interest-earning assets	2,906,874	140,167	6.43	2,553,343	83,053	4.34
Non-interest-earning assets	223,552			160,966
Total assets	$3,130,426			$2,714,309
Interest-bearing liabilities
Transaction accounts	$657,155	16,070	3.26	$507,402	1,602	0.42
Money market accounts	663,284	14,984	3.01	765,839	2,458	0.43
Certificates of deposit	271,684	8,049	3.95	80,093	509	0.85
Wholesale deposits	311,038	9,671	4.14	21,838	436	2.66
Total interest-bearing deposits	1,903,161	48,774	3.42	1,375,172	5,005	0.49
FHLB advances	368,913	7,030	2.54	422,576	4,875	1.54
Other borrowings	35,351	1,314	4.96	44,719	1,698	5.06
Junior subordinated notes(5)	—	—	—	3,247	504	20.69
Total interest-bearing liabilities	2,307,425	57,118	3.30	1,845,714	12,082	0.87
Non-interest-bearing demand deposit accounts	455,653			568,131
Other non-interest-bearing liabilities	96,883			53,685
Total liabilities	2,859,961			2,467,530
Stockholders’ equity	270,465			246,779
Total liabilities and stockholders’ equity	$3,130,426			$2,714,309
Net interest income		$83,049			$70,971
Interest rate spread			3.13%			3.46%
Net interest-earning assets	$599,449			$707,629
Net interest margin			3.81%			3.71%
Average interest-earning assets to average interest-bearing liabilities	125.98%			138.34%
Return on average assets(4)	1.13			1.49
Return on average equity(4)	13.72			16.97
Average equity to average assets	8.64			9.09
Non-interest expense to average assets(4)	2.85			2.86
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
(4)Represents annualized yields/rates.
(5)The rate column for the nine months ended September 30, 2022 included $236,000 in accelerated amortization of debt issuance costs.

The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, in-market deposits, interest-bearing deposits and total interest-bearing liabilities for the three and nine months ended September 30, 2023 and 2022. Additionally, adjusted total loans and leases and total interest-earning assets excludes the volatile impact of fees in lieu of interest.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022		2023	2022
Asset and Liability Beta Analysis	Average Yield/Rate (4)		Increase (Decrease)	Average Yield/Rate (3)		Increase (Decrease)
Total loans and leases receivable (a)	7.06%	5.21%	1.85%	6.79%	4.62%	2.17%
Total interest-earning assets(b)	6.71%	4.92%	1.79%	6.43%	4.34%	2.09%
Adjusted total loans and leases receivable (1)(c)	6.97%	5.07%	1.90%	6.67%	4.39%	2.28%
Adjusted total interest-earning assets (1)(d)	6.63%	4.80%	1.83%	6.33%	4.13%	2.20%
Total in-market deposits(e)	2.97%	0.61%	2.36%	2.55%	0.32%	2.23%
Total bank funding(f)	3.07%	0.89%	2.18%	2.73%	0.56%	2.17%
Net interest margin(g)	3.76%	4.01%	(0.25)%	3.81%	3.71%	0.10%
Adjusted net interest margin(h)	3.66%	3.89%	(0.23)%	3.68%	3.53%	0.15%

Effective fed funds rate (3)(i)	5.26%	2.18%	3.08%	4.92%	1.03%	3.89%

Beta Calculations:
Total loans and leases receivable(a)/(i)			60.08%			55.78%
Total interest-earning assets(b)/(i)			57.89%			53.77%
Adjusted total loans and leases receivable (1)(c)/(i)			61.82%			58.61%
Adjusted total interest-earning assets (1)(d)/(i)			59.46%			56.53%
Total in-market deposits(e)/(i)			76.62%			57.33%
Total bank funding(2)(f)/(i)			70.78%			55.78%
Net interest margin(g)/(i)			(8.12)%			2.57%
Adjusted net interest margin(h)/(i)			(7.47)%			3.86%
(1)Excluding fees in lieu of interest.
(2)Total bank funding represents total deposits plus FHLB advances.
(3)Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates [DFF] retrieved from FRED, Federal Reserve Bank of St. Louis.
(4)Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2023 and 2022

    Net interest income increased $2.7 million, or 10.5%, and $12.1 million, or 17.0%, during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The increase in net interest income reflected an increase in average gross loans and leases, partially offset by a reduction in fees in lieu of interest. Fees in lieu of interest, which vary from quarter to quarter, totaled $582,000 and $2.2 million for the three and nine months ended September 30, 2023, respectively, compared to $807,000 and $4.0 million for the same period in 2022. Excluding fees in lieu of interest, net interest income for the three and nine months ended September 30, 2023 increased $2.9 million, or 11.7%, and $13.9 million, or 20.7%, respectively. Average gross loans and leases for the three and nine months ended September 30, 2023 increased $395.2 million, or 17.1%, and $314.6 million, or 13.8%, respectively, compared to the three and nine months ended September 30, 2022.

The yield on average loans and leases for the three and nine months ended September 30, 2023 was 7.06% and 6.79%, respectively, compared to 5.21% and 4.62% for the three and nine months ended September 30, 2022. Excluding the impact of loan fees in lieu of interest, the yield on average loans and leases for the three and nine months ended September 30, 2023 was 6.97% and 6.67%, respectively, compared to 5.07% and 4.39% for the three and nine months ended September 30, 2022. The yield on average interest-earning assets for the three and nine months ended September 30, 2023 measured 6.71% and 6.43%, respectively, compared to 4.92% and 4.34% for the three and nine months ended September 30, 2022. Excluding loan fees in lieu of interest, the yield on average interest-earning assets for the three and nine months ended September 30, 2023 was 6.63% and 6.33%, respectively, compared to 4.80% and 4.13% for the three and nine months ended September 30, 2022. The increase in yields was primarily due to rising rates on variable-rate loans, following the Federal Open Market Committee’s (“FOMC”) decision to raise the target Fed Funds rate 225 basis points over the period of comparison, as well as the reinvestment of cash flows from the securities and fixed-rate loan portfolios in a rising rate environment. The daily average effective federal funds rate for the three and nine months ended September 30, 2023 increased 308 and 389 basis points, compared to the same period in 2022. This equates to an interest-earning asset beta of 59.46% and 56.53%, respectively, for the three and nine months ended September 30, 2023.
The rate paid on average interest-bearing in-market deposits for the three and nine months ended September 30, 2023 increased to 3.74% and 3.27%, respectively, from 0.88% and 0.45% for the three and nine months ended September 30, 2022. The average rate paid on total interest-bearing liabilities for the three and nine months ended September 30, 2023 increased to 3.64% and 3.30%, respectively, from 1.27% and 0.87% for the three and nine months ended September 30, 2022. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes and debentures payable, and other borrowings. The average rates paid increased due to the increase in short-term market rates and the replacement of maturing wholesale funds at higher fixed rates. This equates to an interest-bearing liability beta of 76.78% and 62.39%, respectively, for the three and nine months ended September 30, 2023.
Net interest margin decreased to 3.76% and increased to 3.81%, respectively, for the three and nine months ended September 30, 2023, compared to 4.01% and 3.71% for the three and nine months ended September 30, 2022. The primary driver of the reduction for the three months ended in net interest margin was mainly due to a decrease in fees in lieu of interest and an increase in funding costs, partially offset by an increase in earning asset yields. The primary driver of improved net interest margin for the nine months ended was the aforementioned increase in earning asset yields, partially offset by corresponding increase in funding costs. . Adjusted net interest margin measured 3.66% and 3.68%, respectively, for the three and nine months ended September 30, 2023, compared to 3.89% and 3.53% for the three and nine months ended September 30, 2022. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the impact of fees in lieu of interest, and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets.
Management believes its success in growing in-market deposits, disciplined loan pricing, and increased production in existing higher-yielding commercial lending products will allow the Corporation to achieve a net interest margin that supports our long-term profitability goals. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin. In addition, net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. Management anticipates deposit betas may continue to rise and net interest margin may continue to decline at a gradual pace in coming quarters as the Federal Open Market Committee approaches a terminal federal funds rate. Based on current trends, we believe our net interest margin should stabilize above our current strategic plan goal of 3.50%.
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

The Corporation recognized $1.8 million and $5.6 million of provision expense for the three and nine months ended September 30, 2023, respectively, compared to expense of $12,000 and benefit of $4.6 million for the three and nine months ended September 30, 2022. The provision expense for the three months ended September 30, 2023 was primarily due to a $1.3 million increase in specific reserves, an increase of $817,000 related to loan growth, and a $506,000 increase due to qualitative factors, partially offset by a $1.4 million benefit due to the improved economic outlook in our model forecast. Similar to the second quarter, the increase in specific reserves, charge-offs, and qualitative factors was primarily related to the Equipment Finance and SBA Lending loan pools, which management believes is consistent with the cyclical nature of these commercial lending niches. The provision expense for the nine months ended September 30, 2023 was primarily due to a $2.3 million increase in specific reserves, an increase of $3.0 million related to loan growth, and a $465,000 increase due to qualitative factors, partially offset by $1.2 million benefit due to the improved economic outlook in our model forecast. The provision benefit for the nine months ended September 30, 2022 was primarily due to a net recovery of $4.4 million.
The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2023 compared to the same periods in 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Change in qualitative factor changes	$506	$132	$465	$(469)
Change in quantitative factor changes	(1,372)	(940)	(1,193)	(1,082)
Charge-offs	562	54	1,057	161
Recoveries	(84)	(81)	(435)	(4,537)
Change in reserves on individually evaluated loans, net	1,265	447	2,322	196
Change due to loan growth, net	817	400	3,023	1,162
Change in unfunded credit commitment reserves	123	—	371	—
Total provision for credit losses	$1,817	$12	$5,610	$(4,569)
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
Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2023 and 2022
Non-Interest Income
    Non-interest income increased $233,000, or 2.8%, to $8.4 million for the three months ended September 30, 2023 compared to $8.2 million for the same period in 2022. The increase in total non-interest income for the three months ended September 30, 2023 was due to increases in private wealth fee income, commercial loan swap fee income, and gains on sale of SBA loans. These favorable variances were partially offset by a decrease in other non-interest income, driven by a decrease in mezzanine fund investment income, and a decrease in services charges on deposits. Non-interest income for the nine months ended September 30, 2023 increased $1.8 million, or 7.8%, to $24.2 million compared to $22.5 million for the same period in 2022. The increase in total non-interest income for the nine months ended September 30, 2023 was driven by an increase in other non-interest income, led by mezzanine fund investment income, and an increase in commercial loan swap fee income, private wealth fee income, and loan fee income. These favorable variances were partially offset by a decrease in gains on the sale of SBA loans and service charges on deposits.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 22.8% and 22.6% of total revenues for the three and nine months ended September 30, 2023, respectively, compared to 24.1% and 24.0% for the three and nine months ended September 30, 2022, respectively.

    The components of non-interest income were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$2,945	$2,618	$327	12.5%	$8,492	$8,311	$181	2.2%
Gain on sale of SBA loans	851	732	119	16.3	1,771	2,269	(498)	(21.9)
Service charges on deposits	835	1,018	(183)	(18.0)	2,283	3,058	(775)	(25.3)
Loan fees	786	814	(28)	(3.4)	2,495	2,163	332	15.3
Increase in cash surrender value of bank-owned life insurance	376	359	17	4.7	1,106	1,057	49	4.6
Net loss on sale of securities	—	—	—	NM	(45)	—	(45)	NM
Swap fees	992	341	651	190.9	2,526	1,038	1,488	143.4
Other non-interest income	1,645	2,315	(670)	(28.9)	5,586	4,559	1,027	22.5
Total non-interest income	$8,430	$8,197	$233	2.8	$24,214	$22,455	$1,759	7.8
Fee income ratio(1)	22.8%	24.1%			22.6%	24.0%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management service fees increased $327,000, or 12.5%, and $181,000, or 2.2%, for the three and nine months ended September 30, 2023, compared to the same period in 2022. Private wealth management fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of September 30, 2023, private wealth and trust assets under management and administration totaled $2.915 billion, increasing $422.0 million, or 16.9%, compared to $2.493 billion as of September 30, 2022, as an increase in market values was bolstered by new client relationships and new money from existing clients.
Commercial loan interest rate swap fee income increased $651,000, or 190.9%, and $1.5 million, or 143.4%, for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $908.6 million as of September 30, 2023, compared to $744.2 million and $666.2 million as of December 31, 2022 and September 30, 2022, respectively. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on loan activity and the interest rate environment in any given quarter.
Other non-interest income decreased $670,000, or 28.9%, and increased $1.0 million, or 22.5%, for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022. The decrease and increase for the three and nine months ended September 30, 2023, respectively, was primarily due to the timing of returns from the Corporation’s investments in mezzanine funds.
Service charges on deposits decreased $183,000, or 18.0%, and $775,000, or 25.3%, respectively, for the three and nine months ended September 30, 2023, compared to the same period in 2022. The decrease was driven by an increase in the earnings credit rate which was adjusted with the rising rate environment. Treasury management business development efforts remain robust as gross treasury management service charges, net of waived fees, increased $183,000, or 13.6%, and $557,000, or 14.3%, for the three and nine months ended September 30, 2023, compared to the same period in 2022. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.
Gain on sale of SBA loans increased $119,000, or 16.3%, and decreased $498,000, or 21.9%, for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022. The increase over the prior year quarter was due to an increase in loan sales volume. The decrease for the year-to-date period was driven by lower sales volume.
Loan fees decreased by $28,000, or 3.4%, and increased $332,000, or 15.3%, for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022. The decrease for the three months ended was primarily due to a decrease in Asset-Based Lending audit fee income. The increase for the nine months ended was due to an increase in equipment financing and floorplan financing activity generating additional service fee income.
Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2023 and 2022
Non-Interest Expense
Non-interest expense for the three and nine months ended September 30, 2023 increased by $3.2 million, or 15.8%, and $8.7 million, or 14.9%, respectively compared to the same period in 2022. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $3.0 million, or 15.1%, and $7.9 million, or 13.5%, respectively, for the three and nine months ended September 30, 2023, compared to the same period in 2022. The increase in operating expense was primarily due to an increase in all major categories led by compensation, FDIC insurance, and other non-interest expense.
The components of non-interest expense were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in Thousands)
Compensation	$15,573	$14,817	$756	5.1%	$46,610	$42,475	$4,135	9.7%
Occupancy	575	566	9	1.6	1,809	1,689	120	7.1
Professional fees	1,429	1,203	226	18.8	4,012	3,671	341	9.3
Data processing	953	719	234	32.5	2,889	2,391	498	20.8
Marketing	758	543	215	39.6	2,165	1,713	452	26.4
Equipment	349	253	96	37.9	1,000	732	268	36.6
Computer software	1,289	1,128	161	14.3	3,668	3,327	341	10.2
FDIC insurance	680	230	450	195.7	1,653	840	813	96.8
Other non-interest expense	1,583	569	1,014	178.2	3,181	1,469	1,712	116.5
Total non-interest expense	$23,189	$20,028	$3,161	15.8	$66,987	$58,307	$8,680	14.9
Total operating expense(1)	$22,943	$19,925	$3,018	15.1	$66,414	$58,497	$7,917	13.5
Full-time equivalent employees	348	335			348	335

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three and nine months ended September 30, 2023 increased $756,000, or 5.1%, and $4.1 million, or 9.7%, respectively, compared to the three and nine months ended September 30, 2022. The increase for the three months ended September 30, 2023 reflects annual merit and market increases, to remain competitive in a wage inflation environment, an expanded workforce, an increase in incentive compensation due to outstanding production, partially offset by lower projected annual cash bonus program accrual. In addition, the increase for the nine months ended September 30, 2023 was also driven by payment of, and payroll taxes paid on, a record annual cash bonus earned in 2022 but paid in 2023. Successful hiring efforts to secure talent resulted in average full-time equivalent employees for the three months ended September 30, 2023 increasing to 349, up 4.8%, compared to 333 for the three months ended September 30, 2022.
Other non-interest expense for the three and nine months ended September 30, 2023 increased $1.0 million, or 178.2%, and $1.7 million, or 116.5%, respectively, compared to the three and nine months ended September 30, 2022. The increase for both periods was primarily due to an increase in liquidation expenses related to an Asset-Based Lending relationship, an increase in SBA recourse provision, and an increase in travel expenses.
FDIC insurance for the three and nine months ended September 30, 2023 increased $450,000, or 195.7%, and $813,000, or 96.8%, respectively, compared to the three and nine months ended September 30, 2022. The increase was primarily due to asset growth, an increase in the assessment rate due to a broad 2 basis point increase by the agency, and an increase in the usage of brokered deposits, in lieu of FHLB advances, commensurate with our funding strategy to match-fund fixed-rate loans.

Marketing expense increased $215,000, or 39.6%, and $452,000, or 26.4%, for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The increase during the three and nine months ended September 30, 2023 was primarily due to an increase in business development efforts and advertising projects related to our expanded sales force and national footprint.
Data processing increased $234,000, or 32.5%, and $498,000, or 20.8%, for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to an increase in core processing costs commensurate with loan and deposit account growth, as well as various project implementations..
Professional fees increased $226,000, or 18.8%, and $341,000, or 9.3%, for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The increase was primarily due to an increase in recruiting expense, audit expenses, legal expense, and a general increase in other professional consulting services for various projects.
Income Taxes
    Income tax expense totaled $7.4 million for the nine months ended September 30, 2023 compared to $9.0 million for the nine months ended September 30, 2022. Income tax expense included a $1.1 million net benefit from tax credit investments, compared to a $155,000 benefit in the prior year period. The effective tax rate, including the benefit from Low-Income Housing Tax Credits, for the nine months ended September 30, 2023 was 21.0% compared to 22.6% for the same period in 2022. The Corporation expects to report an effective tax rate between 21% and 22% for 2023 and between 20% and 21% for 2024.
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

Financial Condition
General
    Total assets increased by $442.2 million, or 14.9%, to $3.419 billion as of September 30, 2023 compared to $2.977 billion at December 31, 2022. The increase in total assets was primarily driven by an increase in cash, loans and leases receivable, and available-for-sale securities. Total liabilities increased by $422.1 million, or 15.5%, to $3.138 billion at September 30, 2023 compared to $2.716 billion at December 31, 2022. The increase in total liabilities was principally due to an increase in deposits. Total stockholders’ equity increased by $20.1 million, or 7.7%, to $280.8 million at September 30, 2023 compared to $260.6 million at December 31, 2022. The increase in total stockholders’ equity was due to retention of earnings partially offset by dividends paid to common stockholders, stock repurchased, and cumulative change in accounting principal for ASC 326.
Cash and Cash Equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks decreased $2.5 million to $23.3 million at September 30, 2023 from $25.8 million at December 31, 2022. Short-term investments increased by $32.7 million to $109.6 million at September 30, 2023 from $76.9 million at December 31, 2022. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. As of September 30, 2023 and December 31, 2022, interest-bearing deposits held at the FRB were $109.2 million and $76.5 million, respectively.

Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $56.2 million, or 25.0%, to $280.9 million, or 8.2% of total assets at September 30, 2023 compared to $224.7 million, or 7.5% of total assets at December 31, 2022. During the nine months ended September 30, 2023 the Corporation recognized unrealized losses of $6.4 million before income taxes through other comprehensive income, compared to unrealized losses of $29.8 million for the same period in 2022. The unrealized losses in the prior year period were solely driven by the increase in interest rates. As of September 30, 2023 and December 31, 2022, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.3 years and 6.3 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of September 30, 2023.
Loans and Leases Receivable
    Period-end loans and leases receivable, net of allowance for credit losses, increased by $315.8 million, or 17.4% annualized to $2.735 billion at September 30, 2023 from $2.419 billion at December 31, 2022 driven by commercial loan growth. Management does not believe this level of loan growth is sustainable and expects growth to moderate in subsequent quarters. Additionally, management expects to evaluate loan sale strategies as a means of adding to and further diversifying fee income. Due to the adoption of ASC 326, the current year included a change to our portfolio segmentation. The balances as of September 30, 2023 reflect reclassifications of $43 million to commercial and industrial from commercial real estate and $7 million from consumer and other to commercial real estate.
Including the reclassification impact of adopting ASC 326 in the prior period of comparison, C&I loans increased $186.5 million, or 27.7% annualized, to $1.084 billion. The increase was due to growth across the majority of the Bank’s C&I products and geographies. Management does not believe this level of C&I loan growth is sustainable and expects growth to moderate to lower double-digit levels in subsequent quarters.
Including the reclassification impact of adopting ASC 326 in the prior period of comparison, total commercial real estate (“CRE”) loans increased $128.7 million, or 11.4% annualized, to $1.635 billion. The increase was primarily due to an increase in non-owner occupied CRE and multi-family loans..
Including the reclassification impact of adopting ASC 326 in the prior period of comparison, CRE loans represented 59.2% and 61.7% of our total loans as of September 30, 2023 and December 31, 2022, respectively. The decline in CRE concentration in the period of comparison is the result of management’s success in expanding the Bank’s various C&I products across both its local and national footprints. As of September 30, 2023, 14.4% of the CRE loans were owner-occupied CRE, compared to 15.2% as of December 31, 2022. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
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

Deposits
Deposit composition

	As of
(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Non-interest-bearing transaction accounts	$430,011	$419,294	$471,904	$537,107	$564,141
Interest-bearing transaction accounts	779,789	719,198	612,500	576,601	461,883
Money market accounts	694,199	641,969	662,157	698,505	742,545
Certificates of deposit	285,265	293,283	308,191	153,757	160,655
Wholesale deposits	467,743	455,108	422,088	202,236	158,321
Total deposits	$2,657,007	$2,528,852	$2,476,840	$2,168,206	$2,087,545

Uninsured deposits	$916,083	$867,397	$974,242	$967,465	$1,007,935
Less: uninsured deposits collateralized by pledged assets	28,873	37,670	32,468	14,326	34,264
Total uninsured, net collateralized deposits	$887,210	$829,727	$941,774	$953,139	$973,671
% of total deposits	33.4%	32.8%	38.0%	44.0%	46.6%
    As of September 30, 2023, total period-end deposits increased by $488.8 million to $2.657 billion from $2.168 billion at December 31, 2022, primarily due to a $265.5 million, $203.2 million, and $131.5 million increase in wholesale deposits, interest bearing transaction accounts, and certificate of deposit accounts, partially offset by a decrease in non-interest-bearing transaction accounts and money market accounts of $107.1 million and $4.3 million, respectively. The large increase in wholesale deposits is primarily driven by a shift from FHLB advances to wholesale deposits to manage interest rate risk and increase excess liquidity.
As of September 30, 2023, total period-end in-market deposits increased $223.3 million, or 15.1% annualized, to $2.189 billion, compared to $1.966 billion at December 31, 2022. Growth in interest-bearing transaction accounts and certificates of deposits, driven by client movement into extended insurance products, was partially offset by a decrease in non-interest-bearing transaction accounts and money market accounts. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will contribute to a net increase in deposits; however, period-end deposit balances associated with in-market relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships.
    Our strategic efforts remain focused on adding in-market deposit relationships. We measure the success of in-market deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average in-market deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, increased $126.3 million, or 6.6%, to $2.048 billion for the nine months ended September 30, 2023 compared to $1.921 billion for the nine months ended September 30, 2022.
FHLB Advances and Other Borrowings
    As of September 30, 2023, FHLB advances and other borrowings decreased by $92.9 million, or 20.3%, to $363.9 million from $456.8 million at December 31, 2022. As deposit balances have increased, we have been able to reduce our usage of FHLB advances. In addition, we have strategically reduced our usage of FHLB advances in favor of wholesale deposits to increase the Bank’s readily available liquidity. We will continue to utilize FHLB advances and wholesale deposits to manage interest rate risk, liquidity, and contingency funding.
As of September 30, 2023, the Corporation had no other borrowings. As of December 31, 2022, the Corporation had other borrowings of $6.1 million which consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.
On September 29, 2023, the Corporation completed the private placement of $15.0 million in new subordinated debentures which qualify as Tier 2 capital. The proceeds of the issuance will support the Bank’s growth strategy and general corporate purposes. The subordinated debentures bear a fixed interest rate of 8.0% with a maturity date of September 29, 2033. The Corporation may, at its option, redeem the debentures, in whole or part, at any time after the fifth anniversary of issuance.

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
Preferred Stock
The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of September 30, 2023 and December 31, 2022.
The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and nine months ended September 30, 2023, the Corporation paid $218,000 and $656,000, respectively, in preferred cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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
As of September 30, 2023, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $908.6 million, compared to $744.2 million as of December 31, 2022. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between May 2024 and March 2040. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2023, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $291,000 and liability of $78.7 million compared to a derivative asset of $1.0 million and liability of $61.4 million as of December 31, 2022. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between May 2024 and March 2040. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $78.4 million as of September 30, 2023, compared to a net derivative liability of $60.4 million as of December 31, 2022. The gross amount of dealer counterparty swaps as of September 30, 2023, without regard to the enforceable master netting agreement, was a gross derivative asset of $78.7 million, compared to a gross derivative liability of $1.0 million and gross derivative asset of $61.4 million as of December 31, 2022.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of September 30, 2023, the aggregate notional value of interest rate swaps designated as cash flow hedges was $352.7 million. These interest rate swaps mature between December 2023 and March 2034. A pre-tax unrealized gain of $5.3 million and $7.5 million was recognized in other comprehensive income for the three and nine months ended September 30, 2023, respectively, and there was no ineffective portion of these hedges.
The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of September 30, 2023, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $421,000 and loss of $353,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2023, respectively, and there was no ineffective portion of these hedges.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Non-performing Assets
    Total non-performing assets consisted of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
	(Dollars in Thousands)
Non-performing loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	24	30
Total non-performing commercial real estate	24	30
Commercial and industrial	17,604	3,629
Consumer and other	—	—
Total non-performing loans and leases	17,628	3,659
Repossessed assets, net	61	95
Total non-performing assets	17,689	3,754

Total non-performing loans and leases to gross loans and leases	0.64%	0.15%
Total non-performing assets to gross loans and leases plus repossessed assets, net	0.64	0.15
Total non-performing assets to total assets	0.52	0.13
Allowance for credit losses to gross loans and leases	1.12	0.99
Allowance for credit losses to non-performing loans and leases	176.06	662.20
Non-performing loans increased $14.0 million, to $17.6 million at September 30, 2023, compared to $3.7 million at December 31, 2022. The Corporation’s non-performing loans as a percentage of total gross loans and leases measured 0.64% and 0.15% at September 30, 2023 and December 31, 2022, respectively. The recent elevation in non-performing assets was driven by Equipment Finance and Asset-Based Lending (ABL) pools within the C&I portfolio segment. We continue to expect full repayment related to the second quarter $10.9 million ABL loan in default. Excluding this credit, non-performing assets totaled $8.1 million, or 0.24% of total assets in the current quarter and $4.9 million, or 0.15% of total assets in the prior quarter. The increase in the Equipment Finance pool, for which defaults and liquidations are not atypical, was due to a cyclical increase in past-due balances.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets was 0.52% and 0.13% at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.36% and 99.85%, respectively, of the total portfolio at the end of each period was in a current payment status. We also monitor asset quality through our established categories as defined in Note 5 – Loans and Allowance for Credit Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We proactively work with our loan borrowers experiencing financial difficulty to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    As of September 30, 2023, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.
    The following represents additional information regarding our non-performing loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2023	2022	2022
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$11,381	$1,028	$1,067
Individually evaluated loans and leases with specific reserves required	6,247	2,789	2,592
Total individually evaluated loans and leases	17,628	3,817	3,659
Less: Specific reserves (included in allowance for credit losses)	3,982	1,701	1,650
Net non-performing loans and leases	$13,646	$2,116	$2,009
Average non-performing loans and leases	$7,702	$5,532	$4,899
Foregone interest income attributable to non-performing loans and leases	$704	$312	$400
Less: Interest income recognized on non-performing loans and leases	108	1,057	1,436
Net foregone interest income on non-performing loans and leases	$596	$(745)	$(1,036)
Allowance for Credit Losses
    The allowance for credit losses, including unfunded commitment reserves, increased $6.8 million, or 28.1%, to $31.0 million as of September 30, 2023 from $24.2 million as of December 31, 2022. The allowance for credit losses as a percentage of gross loans and leases increased to 1.12% as of September 30, 2023 from 0.99% as of December 31, 2022 under the incurred loss model. During the first quarter of 2023, the Corporation adopted ASU 2016-13, including the CECL methodology for estimating the ACL. This standard was adopted using a modified retrospective approach on January 1, 2023, resulting in a $484,000 increase to the ACL and a $1.3 million increase to the unfunded credit commitments reserve. In addition to the adoption of ASU 2016-13, the increase in allowance for credit losses as a percent of gross loans and leases was principally due to loan growth, increase in specific reserves, and changes to quantitative and qualitative model factors.
    During the nine months ended September 30, 2023, we recorded net charge-offs on individually evaluated loans and leases of $622,000, comprised of $1,057,000 of charge-offs and $435,000 of recoveries. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves, may ultimately result in a charge-off under a variety of scenarios.
    As of September 30, 2023 and December 31, 2022, our ratio of allowance for credit losses to total non-performing loans and leases was 176.06% and 662.20%, respectively. This ratio decreased because of the $10.9 million ABL loan downgraded to non-performing as of June 30, 2023. This loan is fully collateralized and required no specific reserve. Non-performing loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-performing loans and leases may not always result in a specific reserve included in the allowance for credit losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for credit loss to non-performing loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for credit losses is measured more through collective characteristics of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further impaired loans, this ratio could fall if the impaired loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of September 30, 2023.

    To determine the level and composition of the allowance for credit losses, we break out the portfolio by segments with similar risk characteristics. First, we evaluate loans and leases for non-performing classification. We analyze each loan and lease identified as non-performing on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. For efficiency, smaller dollar value loans within the Equipment Finance pool are reserved based on a past-due criteria. All loans not evaluated individually are evaluated collectively as part of a portfolio segment or portfolio segment and class. These collective evaluations utilized a reasonable and supportable forecast which includes projections of credit losses based on one of two established methods: discounted cash flow or weighted average remaining maturity. Each model includes a set of assumptions which are evaluated not less than annually by management. Further, the methodology also focuses on evaluation of several qualitative factors for each portfolio segment or portfolio segment and class, including but not limited to: product growth rates, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations in specific industries, and other qualitative factors that could affect credit losses.
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for credit loss reserve to bring the loan or lease to its net realizable value. Many of the impaired loans are collateral dependent. It is typically part of our process to obtain appraisals on impaired loans and leases that are primarily secured by real estate. As we complete new appraisals and/or market evaluations, in specific situations current fair values collateralizing certain impaired loans are inadequate to support the entire amount of the outstanding debt.
    As a result of our review process, we have concluded an appropriate allowance for credit losses for the existing loan and lease portfolio was $31.0 million, or 1.12% of gross loans and leases, at September 30, 2023. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for credit losses follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Allowance at beginning of period	$29,697	$24,104	$24,230	$24,336
Impact of adoption of ASC 326	—	—	1,818	—
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(562)	(33)	(1,057)	(140)
Consumer and other	—	(21)	—	(21)
Total charge-offs	(562)	(54)	(1,057)	(161)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	3	23	5	4,258
Commercial real estate — non-owner occupied	—	—	1	1
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	9	—	30	—
Commercial and industrial	72	50	386	251
Consumer and other	—	8	13	27
Total recoveries	84	81	435	4,537
Net recoveries	(478)	27	(622)	4,376
Provision for credit losses	1,817	12	5,610	(4,569)
Allowance at end of period	$31,036	$24,143	$31,036	$24,143
Components:
Allowance for loan losses	$29,331	$24,143	$29,331	$24,143
Allowance for unfunded credit commitments	1,705	—	1,705	—
Total ACL	$31,036	$24,143	$31,036	$24,143
Annualized net charge offs (recoveries) as a percent of average gross loans and leases	0.07%	—%	0.03%	(0.26)%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2023 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on September 30, 2023, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Sources of liquidity

	As of
(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Short-term investments	$109,612	$80,510	$159,859	$76,871	$86,707
Collateral value of unencumbered pledged loans	315,067	265,884	296,393	184,415	289,513
Market value of unencumbered securities	236,618	217,074	200,332	188,353	173,013
Readily available liquidity	661,297	563,468	656,584	449,639	549,233

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity[1]	1,090,864	1,017,590	1,027,869	1,162,241	1,100,369
Total liquidity	$1,797,161	$1,626,058	$1,729,453	$1,656,880	$1,694,602
Total uninsured, net collateralized deposits	887,210	829,727	941,774	953,139	973,671
(1)Bank internal policy limits brokered CDs to 50% of total bank funding when combined with FHLB advances.
We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity increased quarter over quarter. At September 30, 2023 and December 31, 2022, the Bank had $109.2 million and $76.5 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
    We had $782.2 million of outstanding wholesale funds at September 30, 2023, compared to $618.6 million of wholesale funds as of December 31, 2022, which represented 26.3% and 23.9%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Wholesale funds are also stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

     Period-end in-market deposits increased $223.3 million as of September 30, 2023, compared to December 31, 2022. The increase in in-market deposits was principally due to a $203.2 million and $131.5 million increase in interest bearing transaction accounts and certificates of deposits, respectively. This increase was partially offset by a $107.1 million and $4.3 million decrease in non-interest bearing deposit accounts and money market accounts, respectively. While non-interest transaction accounts declined $107.1 million from December 31, 2022 to June 30, 2023, we observed a $10.7 million increase during third quarter which may indicate a bottom to the trend. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of September 30, 2023.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended September 30, 2023. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2023, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Corporation has a shelf registration statement on file with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $75.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, subscription rights, units, or depository shares, or any combination thereof.
    During the nine months ended September 30, 2023, operating activities resulted in a net cash inflow of $39.0 million, which included net income of $27.3 million. Net cash used by investing activities for the nine months ended September 30, 2023 was $395.4 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in federal home loan bank stock. Net cash provided by financing activities was $386.7 million for the nine months ended September 30, 2023 primarily due to a net increase in deposits, partially offset by the repayment of FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of September 30, 2023, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are utilized. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates. During the third quarter of 2023, the Corporation’s interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and money market accounts). In the current environment of changing short-term rates, deposit pricing can vary by product and client. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. This modeling indicated interest rate sensitivity as follows:

Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	September 30, 2023
Down 300	(1.42)%
Down 200	0.72
Down 100	0.96
No Change	—
Up 100	1.24
Up 200	1.37
Up 300	1.52
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

    There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 and the quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
    As previously announced, effective January 27, 2023, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, effective January 31, 2023 through January 31, 2024. As of September 30, 2023, the Company had repurchased a total of 65,112 shares for approximately $2.0 million at an average cost of $30.72 per share.
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
    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2023 - July 31, 2023	—	$—	—	—
August 1, 2023 - August 31, 2023	711	32.10	—	—
September 1, 2023 - September 30, 2023	—	—	—	—
Total	711	32.10	—	99,967

(1)During the third quarter of 2023, the Corporation repurchased an aggregate 711 shares of the Corporation’s common stock in open-market transactions, of which 0 shares were purchased pursuant to the repurchase program publicly announced on January 27, 2023, and of which 711 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)Number of shares available to be purchased under the January 27, 2023 share repurchase program was calculated by dividing the closing stock price on September 30, 2023 of $30.01 by the $3.0 million remaining capacity.

Item 5. Other Information
During the three months ended September 30, 2023, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1	Form of 8.0% Subordinated Indenture from Form 8-K filed on October 4, 2023

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 27, 2023	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 27, 2023	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)